Form 10-Q
period 2000-04-01
SILICON LABORATORIES INC
filed 2000-04-26
CIK 1038074

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   April 1, 2000
                                              -------------------------------

                                      or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: _______________________________________________________

                               SILICON LABORATORIES INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                    74-2793174
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

4635 Boston Lane, Austin, Texas                             78735
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                  (512) 416-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. / /Yes /X/ No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 1, 2000, 47,249,661 shares of common stock of Silicon Laboratories Inc. were outstanding.


                                                                            PAGE
                                                                            NUMBER
                                                                            ------
PART I.   FINANCIAL INFORMATION

ITEM 1    Financial Statements:

          Condensed Consolidated Balance Sheets at April 1, 2000 and
            January 1, 2000.................................................   3

          Condensed Consolidated Statements of Operations for the
            three months ended April 1, 2000 and April 3, 1999..............   4

          Condensed Consolidated Statements of Cash Flows for
            the three months ended April 1, 2000 and April 3, 1999..........   5

          Notes to Condensed Consolidated Financial Statements..............   6

ITEM 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................   9

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk........  16

PART II.  OTHER INFORMATION

ITEM 1    Legal Proceedings.................................................  29

ITEM 2    Changes in Securities and Use of Proceeds.........................  29

ITEM 3    Defaults Upon Senior Securities...................................  30

ITEM 4    Submission of Matter to a Vote of Securities Holders..............  30

ITEM 5    Other Information.................................................  30

ITEM 6    Exhibits and Reports on Form 8-K..................................  30

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                  SILICON LABORATORIES INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                April 1,     January 1,
                                                                 2000          2000
                                                              ----------    -----------
                               ASSETS                         (Unaudited)
Current assets:
  Cash and cash equivalents..................................  $ 81,978       $  8,197
  Short-term investments.....................................    26,865          6,509
  Accounts receivable, net of allowance for doubtful
   accounts of $569 at April 1, 2000 and
   January 1, 2000...........................................    10,092         10,322
  Inventories................................................     7,460          2,837
  Deferred income taxes......................................       930            963
  Prepaid expenses and other.................................       583            435
                                                               --------        -------
Total current assets.........................................   127,908         29,263
Property, equipment and software, net........................    16,861         12,350
Other assets.................................................       164            345
                                                               --------        -------
Total assets.................................................  $144,933        $41,958
                                                               ========        =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................................  $ 10,834        $ 7,374
  Accrued expenses...........................................     2,148          1,083
  Deferred revenue...........................................       535          1,006
  Current portion of long-term obligations...................     3,457          2,697
  Income taxes payable.......................................     2,245          2,822
                                                               --------        -------
Total current liabilities....................................    19,219         14,982
Long-term debt and leases, net of current maturities.........     8,209          6,081
Other long-term obligations..................................       223            142
                                                               --------        -------
Total liabilities............................................    27,651         21,205
Redeemable convertible preferred stock.......................        --         12,750
  Stockholders' equity (deficit):
   Common stock--$.0001 par value; 250,000 and 52,000
   shares authorized; 47,250 and 30,016 shares issued and
   outstanding at April 1, 2000 and January 1, 2000,
   respectively..............................................         5              3
  Additional paid-in capital.................................   124,496         19,014
  Stockholder notes receivable...............................    (1,472)        (1,472)
  Deferred stock compensation................................   (14,540)       (15,330)
  Retained earnings..........................................     8,793          5,788
                                                               --------        -------
Total stockholders' equity...................................   117,282          8,003
                                                               --------        -------
Total liabilities and stockholders' equity...................  $144,933        $41,958
                                                               ========        =======

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 SILICON LABORATORIES INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           APRIL 1,     APRIL 3,
                                                             2000         1999
                                                           --------     --------
Sales...................................................   $19,687      $ 6,320
Cost of goods sold......................................     6,757        2,415
                                                           -------      -------
Gross profit............................................    12,930        3,905
Operating expenses:
  Research and development..............................     3,580        1,293
  Selling, general and administrative...................     3,218        1,132
Amortization of deferred stock compensation.............       779           33
                                                           -------      -------
Operating expenses......................................     7,577        2,458
                                                           -------      -------
Operating income........................................     5,353        1,447
Other (income) and expenses:
  Interest income.......................................      (248)         (63)
  Interest expense......................................       277          120
                                                           -------      -------
Income before tax expense...............................     5,324        1,390
Income tax expense......................................     2,319          322
                                                           -------      -------
Net income..............................................   $ 3,005      $ 1,068
                                                           =======      =======
Net income per share:
  Basic.................................................   $   .14      $   .08
  Diluted...............................................   $   .07      $   .02
Weighted average common shares outstanding:
  Basic.................................................    21,221       12,881
  Diluted...............................................    45,952       43,611

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                        SILICON LABORATORIES INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                            (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                 APRIL 1,          APRIL 3,
                                                                   2000              1999
                                                               ------------      ------------
OPERATING ACTIVITIES
Net income...................................................      $  3,005          $  1,068

Adjustment to reconcile net income to cash
 provided by (used in) operating activities:
 Depreciation and amortization expense.......................         1,053               328
 Amortization of deferred stock compensation.................           779                33
 Amortization of note/lease end-of-term interest
  payments...................................................            80                --
 Compensation expense related to stock options, direct
  stock issuance, and warrants to non-employees..............           153                 4
 Investment interest receivable..............................          (187)               (3)
 Changes in operating assets and liabilities:
  Prepaid expenses and other.................................          (147)             (218)
  Accounts receivable........................................           230              (718)
  Inventories................................................        (4,623)             (688)
  Other assets...............................................           181                (3)
  Accounts payable...........................................         3,460              (657)
  Accrued expenses...........................................         1,065               263
  Deferred revenue...........................................          (470)              267
  Deferred income taxes......................................            33                --
  Income taxes payable.......................................          (338)              321
                                                               ------------      ------------
Net cash provided by (used in) operating activities..........         4,274                (3)

INVESTING ACTIVITIES
Purchases of short-term investments..........................       (25,060)               --
Maturities of short-term investments.........................         4,891                --
Purchases of property and equipment..........................        (5,564)             (424)
                                                               ------------      ------------
Net cash used in investing activities........................       (25,733)             (424)

FINANCING ACTIVITIES
Proceeds from long-term debt.................................         3,536             1,003
Payments on long-term debt...................................          (527)             (166)
Proceeds from equipment lease financing......................            --               821
Payments on capital leases...................................          (122)              (88)
Proceeds from exercise of warrants...........................           100                --
Net proceeds from initial public offering of common stock....        90,954                --
Net proceeds from exercises of stock options.................         1,299                 3
                                                               ------------      ------------
Net cash provided by financing activities....................        95,240             1,573
                                                               ------------      ------------
Increase in cash and cash equivalents........................        73,781             1,146
Cash and cash equivalents at beginning of period.............         8,197             2,867
                                                               ------------      ------------
Cash and cash equivalents at end of period...................      $ 81,978          $  4,013
                                                               ============      ============

Supplemental disclosure of cash flow information:
Interest paid................................................      $    198          $    102
                                                               ============      ============
Income taxes paid............................................      $  2,416                --
                                                               ============      ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                SILICON LABORATORIES INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                     APRIL 1, 2000


1. Significant Accounting Policies

Basis of Presentation

      The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Silicon Laboratories Inc. and its subsidiary (collectively, the "Company") at April 1, 2000 and the consolidated results of its operations and cash flows for the three months ended April 1, 2000 and April 3, 1999. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended April 1, 2000 are not necessarily indicative of the results to be expected for the full year.

      The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 1, 2000, included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

Short-Term Investments

      The Company's short-term investments have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The carrying value of available-for-sale securities approximates fair value.

Inventories

      Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):


                                                         APRIL 1,              JANUARY 1,
                                                          2000                    2000
                                                       ------------           ------------
Work in progress.....................................       $ 5,254                $ 1,902
Finished goods.......................................         2,206                    935
                                                       ------------           ------------
                                                            $ 7,460                $ 2,837
                                                       ============           ============


Other Comprehensive Income

      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no differences between net income and comprehensive income during any of the periods presented.

                                SILICON LABORATORIES INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (UNAUDITED)


Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                 APRIL 1,          APRIL 3,
                                                                   2000              1999
                                                               ------------      ------------
Net income                                                          $ 3,005          $  1,068

Basic:
 Weighted-average shares of common stock outstanding                 31,737            28,650
 Weighted-average shares of common stock subject to repurchase      (10,516)          (15,769)

                                                               ------------      ------------
 Shares used in computing basic net income per share                 21,221            12,881

Effect of dilutive securities:
 Weighted-average shares of common stock subject to repurchase       10,330            15,736
 Convertible preferred stock and warrants                            12,606            13,938
 Stock options                                                        1,795             1,056

                                                               ------------      ------------
 Shares used in computing diluted net income per share               45,952            43,611
                                                               ------------      ------------

Basic net income per share                                          $  0.14          $   0.08

Diluted net income per share                                        $  0.07          $   0.02



2. Stockholders' Equity

      During the quarter ended April 1, 2000, the Company issued a warrant to purchase 50,000 shares of Common Stock with an exercise price of $44.00 per share to a university to support its Electrical Engineering Department. The warrant is exercisable at any time before March 30, 2001 and is included in research and development expenses at its fair value at the date of issuance of $153,000.

     In March 2000, the Company completed its initial public offering (the "Offering") of 3,680,000 shares of its Common Stock. Of these shares, the Company sold 3,200,000 shares (including 480,000 shares issued in connection with the exercise of the underwriters' over-allotment option), and selling shareholders sold 480,000 shares, at a price of $31.00 per share. The Company received aggregate proceeds from the Offering of $91.0 million in cash (net of underwriting discounts and commissions and estimated offering costs). Upon consummation of the Offering, all outstanding shares of the Company's Convertible Preferred Stock were automatically converted into an aggregate of 13,884,190 shares of Common Stock.

                                SILICON LABORATORIES INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (UNAUDITED)


3. Commitments and Contingencies

      The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED
ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE SILICON LABORATORIES' PROSPECTUS DATED MARCH 23, 2000. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE
MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN SILICON LABORATORIES' PROSPECTUS DATED MARCH 23, 2000. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. OUR FIRST QUARTER OF FISCAL YEAR 2000 ENDED APRIL 1, 2000. OUR FIRST QUARTER OF FISCAL YEAR 1999 ENDED APRIL 3, 1999. ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

     Silicon Laboratories designs and develops proprietary, analog-intensive, mixed-signal integrated circuits, or ICs, for the rapidly growing communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to their end-user customers. We currently offer ICs that can be incorporated into communications devices, such as modems and cellular phones, as well as cable and satellite set-top boxes, credit card verification machines, automated teller machines, network access equipment and remote gaming devices. Our five largest customers in fiscal 1999 were Intel, Motorola, PC-Tel, SmartLink and 3Com.

     Our company was founded in 1996. Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 190 employees at April 1, 2000 from 148 at the end of fiscal 1999, 42 at the end of fiscal 1998, and 17 at the end of fiscal 1997. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

     Our first IC product, the direct access arrangement, or DAA, had its first commercial shipment in April 1998. Based on the success of our DAA products, we became profitable in the fourth quarter of fiscal 1998 and have been profitable in each succeeding quarter through the quarter ended April 1, 2000. Substantially all of our sales to date have been derived from sales of our various DAA products and we expect to remain dependent on continued sales of DAA products for a majority of our sales until we are able to diversify sales with new products.

     To date, substantially all of our sales have been generated through our direct sales force. In fiscal 1998, we began to establish a network of independent sales representatives and distributors worldwide to support our sales and marketing activities. We anticipate that sales to these representatives and distributors will increase as a percentage of our sales in future periods. However, we expect to continue to experience significant customer concentration in direct sales to key customer accounts until we are able to diversify sales with new customers.

     The sales cycle for the test and evaluation of our ICs can range from 1 to 12 months or more. An additional 3 to 6 months or more may be required before a customer ships a significant volume of devices that incorporate our ICs. Due to this lengthy sales cycle, we may experience a significant delay between incurring expenses for research and development and selling, general and administrative efforts, and the generation of corresponding sales, if any. We intend to continue to increase our investment in research and development, selling, general and administrative functions and inventory as we expand our operations in the future. Consequently, if sales in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters would be adversely affected.

     Our limited operating history and rapid growth makes it difficult for us to assess the impact of seasonal factors on our business. Because many of our ICs are designed for use in consumer products such as PCs and cellular telephones, we expect that the demand for our products will be subject to seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand. We expect to experience seasonal fluctuations in the demand for our products as customer demand increases in greater volume across our product offerings.

     The following describes the line items set forth in our consolidated statements of income:

SALES. Sales consists of revenue generated principally by sales of our ICs. Generally, we recognize sales at the time of shipment to our customers. Sales are deferred on shipments to distributors until they are resold by such distributors. Our products typically carry a one-year warranty. Since our inception, product returns and warranty costs have been immaterial. Our sales are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products. The vast majority of our sales were conducted at prices that reflect a discount from the list prices for our products. These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes or in response to competition. In addition, as a product matures, we expect that the average selling price for that product will decline. Therefore, our ability to increase sales in the future is dependent on increased demand for our established products and our ability to ship larger volumes of products in response to such demand, as well as customer acceptance of newly introduced products.

COST OF GOODS SOLD. Cost of goods sold includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; an allocated portion of our occupancy costs; and allocable depreciation of testing equipment. Generally, we depreciate equipment over four years on a straight line basis. We also depreciate our leasehold improvements over the applicable lease term. Recently introduced products tend to have higher cost of goods sold per unit due to initially low production volumes required by our customers and higher costs associated with new package variations. Generally, as production volumes for a product increase, unit production costs tend to decrease as our semiconductor fabricators and assemblers achieve greater economies of scale for that product. Additionally, the cost of wafer procurement, which is a significant component of cost of goods sold, varies cyclically with overall demand for semiconductors. The semiconductor industry has recently experienced a period of high demand, resulting in higher wafer procurement costs.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities, as well as an allocated portion of our occupancy costs for such operations. We depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over four years. Development activities include the creation of test methodologies to assure compliance with required specifications.

We have granted stock options or directly issued stock to patent attorneys and outside technical consultants for services previously rendered. We recognized stock-based compensation expense for these non-employees based on the deemed fair value of the options or stock at the date of grant. During the quarter ended April 1, 2000, we issued a warrant to a university's Electrical Engineering Department to support mixed signal analog intensive integrated circuit design activities. We recognized expense for this warrant based on the deemed fair value of the warrant at the date of grant.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of personnel-related expenses, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, professional fees, other promotional and marketing expenses and reserves for bad debt. Write-offs of bad debt have been insignificant to date. We awarded non-employee sales persons with stock in connection with a sales incentive program that ended on January 1, 2000. We recognized stock-based compensation expense based on the deemed fair value of the stock at the date of grant.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. In connection with the grant of stock options and direct issuances of stock to our employees, we have recorded deferred stock compensation of approximately $16.3 million, representing, for accounting purposes, the difference between the deemed fair value of the common stock and the respective exercise prices at the date of grant in the case of stock options and the fair market value of the stock at the date of grant in the case of direct issuances of stock. The difference is amortized over the vesting period of the applicable option or share, generally five to eight years. The amortization of deferred stock compensation is recorded as an operating expense.

INTEREST INCOME. Interest income reflects interest earned on average cash and cash equivalents and investment balances.

INTEREST EXPENSE. Interest expense consists of interest on our long-term debt and capital lease obligations.

INCOME TAX EXPENSE. We accrue a provision for federal and state income tax at the applicable statutory rates.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data as a percentage of sales during the quarter ended April 1, 2000 and April 3, 1999:


                                                              QUARTER ENDED
                                                         ----------------------
                                                           APRIL 1,    APRIL 3,
                                                            2000         1999
                                                         ----------  ----------
                                                                (Unaudited)
Sales..................................................     100.0%      100.0%
Cost of goods sold.....................................      34.3        38.2
                                                         ----------  ----------
Gross profit...........................................      65.7        61.8
Operating expenses:
  Research and development.............................      18.2        20.5
  Selling, general and administrative..................      16.3        17.9
  Amortization of deferred stock compensation..........       4.0          .5
                                                         ----------  ----------
  Total operating expenses.............................      38.5        38.9
                                                         ----------  ----------

Operating income.......................................      27.2        22.9
Interest income........................................       1.2         1.0
Interest expense.......................................       1.4         1.9
                                                         ----------  ----------
Income before tax expense..............................      27.0        22.0
Income tax expense.....................................      11.7         5.1
                                                         ----------  ----------
Net income.............................................      15.3%       16.9%
                                                         ==========  ==========

COMPARISON OF THE QUARTER ENDED APRIL 1, 2000 TO THE QUARTER ENDED APRIL 3, 1999

SALES. Sales increased $13.4 million, or 212%, to $19.7 million in the quarter ended April 1, 2000 from $6.3 million in the quarter ended April 3, 1999. The increase was attributable to the strong acceptance of our DAA family of products, including our international DAA and MC-97 DAA products. This increase reflected an increase in the number of customers that purchased our IC products and an increase in the volume that those customers bought.

GROSS PROFIT. Cost of goods sold increased $4.4 million, or 180%, to $6.8 million in the quarter ended April 1, 2000 from $2.4 million in the quarter ended April 3, 1999, and represented 34.3% of sales in the quarter ended April 1, 2000 and 38.2% of sales in the quarter ended April 3, 1999. Gross profit increased $9.0 million, or 231%, to $12.9 million in the quarter ended April 1, 2000 from $3.9 million in the quarter ended April 3, 1999. Gross margins improved to 65.7% in the quarter ended April 1, 2000 from 61.8% in the quarter ended April 3, 1999. The increase in gross profit was primarily due to the substantial increase in sales volume and the increased utilization of less expensive internal testing of product. These factors were partially offset by higher depreciation expense related to significantly higher internal test floor capacity. Our gross margins may decline due to the expected introduction of products competitive to our products and general increased demand for silicon wafer capacity within the semiconductor industry. However, the impact of these factors on our gross margins may be offset by increased sales of newly introduced products, which we expect will have larger gross margins than products which have been in the market for longer periods of time and that face greater competition as a result.

RESEARCH AND DEVELOPMENT. Research and development expense increased $2.3 million or 177%, to $3.6 million in the quarter ended April 1, 2000 from $1.3 million in the quarter ended April 3, 1999, and represented 18.2% of sales in the quarter ended April 1, 2000 and 20.5% of sales in the quarter ended April 3, 1999. The increased research and development expense was principally due to continued product development activities, significant increases in new product development initiatives, and increased spending to develop test methodologies for new products. The decrease in research and development expenses as a percentage of sales reflected our modest sales in the quarter ended April 3, 1999 compared to substantial sales growth in the quarter ended April 1, 2000. We expect that research and development expense will increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of sales due to significant changes in our sales volume and new product development initiatives. During the quarter ended April 1, 2000, we issued a warrant to a university's Electrical Engineering Department to support mixed signal analog intensive integrated circuit design activities. We recognized expense of approximately $153,000 for this warrant based on the deemed fair value of the warrant at the date of grant.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $2.1 million or 184%, to $3.2 million in the quarter ended April 1, 2000 from $1.1 million in the quarter ended April 3, 1999, and represented 16.3% of sales in the quarter ended April 1, 2000 and 17.9% of sales in the quarter ended April 3, 1999. The increase in the dollar amount of selling, general and administrative expenses was principally attributable to increased staffing. Additionally, we incurred $548,000 in patent litigation expenses in the quarter ended April 1, 2000 related to a lawsuit we filed against Analog Devices and 3Com on January 12, 2000 (See "Part II, Other Information, Item 1. Legal Proceedings"). The decrease in selling, general and administrative expense as a percentage of sales was due to substantially higher sales levels in the quarter ended April 1, 2000. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. We also expect our legal expenses to continue as a result of the infringement lawsuit we filed against Analog Devices and 3Com in January 2000. This lawsuit may also cause our sales to 3Com to decline. In addition, we expect selling, general and administrative expenses to fluctuate as a percentage of sales because of (1) the likelihood that indirect distribution channels, which entails the payment of commissions, will account for a larger portion of our sales in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity;
(2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future sales volume.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. We have recorded deferred stock compensation for the difference between the exercise price of option grants, or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $779,000 for the quarter ended April 1, 2000 and $33,000 for the quarter ended April 3, 1999.

INTEREST INCOME. Interest income was $248,000 in the quarter ended April 1, 2000 as compared to $63,000 in the quarter ended April 3, 1999. The net proceeds from the Offering, which we received on March 29, 2000, contributed to the increase in interest income.

INTEREST EXPENSE. Interest expense was $277,000 in the quarter ended April 1, 2000 as compared to $120,000 in the quarter ended April 3, 1999. The increase in interest expense was primarily due to higher levels of debt and lease financing used to finance capital expenditures, particularly relating to the acquisition of IC testing equipment and leasehold improvements.

INCOME TAX EXPENSE. Our effective tax rate was 43.6% for the quarter ended April 1, 2000 as compared to 23% for the quarter ended April 3, 1999. Our pro forma tax rate after excluding the amortization of deferred stock compensation, which is not tax deductible, would be 38% for the quarter ended April 1, 2000. The lower effective tax rate in 1999 also reflected net operating loss tax carryforwards that were available from our development stage operations which were used to offset a portion of our tax liability during the quarter ended April 3, 1999. These net operating loss tax carryforwards were fully utilized during fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity as of April 1, 2000 consisted of $109 million in cash, cash equivalents and short-term investments, our bank credit facilities and equipment financing with three institutional lenders.

     Our bank credit facilities include a revolving line of credit available for borrowings and letters of credit of up to the lesser of $3.0 million or 80% of eligible accounts receivable, a separate letter of credit facility for $454,000 related to a building lease, equipment loans for initial equipment financing and new loan facilities totaling $4.0 million for new equipment, leasehold improvements and computer-aided design software. At April 1, 2000, a letter of credit for $500,000 related to a building lease was outstanding under the revolving line of credit, the separate letter of credit for $454,000 was outstanding, $1.2 million was outstanding under the equipment loans and $3.5 million was outstanding under the new loan facilities. At April 1, 2000, $2.5 million was available under the revolving line of credit and $500,000 was available under the new loan facilities.

     Borrowings under the revolving line of credit bear interest at the bank's prime rate, which was 9.0% at April 1, 2000, and are payable at annual renewal of the line. Borrowings under the equipment loan agreement bear interest at the bank's prime rate, and are payable through January 2002. Borrowings under the new loan facilities bear interest at the bank's prime rate and are payable through September 2003. All bank facilities are secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property). The line of credit, the separate letter of credit facility and equipment loans contain provisions that prohibit the payment of cash dividends and require the maintenance of tangible net worth and compliance with financial ratios, which measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations. Any default on one of the bank facilities will cause all of the bank facilities to be in default under these agreements. The bank has received warrants as consideration for providing portions of this financing.

     We also have entered into agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. We borrowed $8.2 million under these agreements. At April 1, 2000, the amount outstanding under these agreements was $6.9 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.1 million) ranging from 12.5% to 14.6% per annum and is secured by a security interest in specific items, principally comprised of test equipment, and is repayable over approximately the next four years.

     Prior to receiving the net proceeds from the Offering, we have funded our operations to date primarily through sales of preferred stock which have resulted in gross aggregate proceeds to us of approximately $12.8 million, and debt financing under the credit and lease obligations described above and cash from operations. The Offering raised $91.0 million in March 2000. During the quarter ended April 1, 2000, cash provided by operating activities was $4.3 million as compared to cash used in operating activities of $3,000 in the quarter ended April 3, 1999.

     Due to the nature of our business, we experience working capital needs in the areas of accounts receivable and inventory. Typically, we bill our customers on an open account basis on net 30-day terms or other specific terms that may vary from account to account as individually negotiated with customers. As of April 1, 2000, we had an accounts receivable balance of $10.1 million dollars. If revenue levels were to increase, it is likely that the level of receivables would also increase. In the event that customers delayed their payments to us, the levels of accounts receivable would also increase. In the area of inventory, we find that in order to maintain an adequate supply of production to customers, we must carry a certain level of inventory. This inventory level may vary based principally upon either orders received from customers or our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace.
Such considerations are balanced against risk of obsolescence or potentially excess inventory levels. As of April 1, 2000, we had inventory of $7.5 million dollars which we determined adequately addressed these inventory considerations.

     Capital expenditures were $5.6 million in the quarter ended April 1, 2000 and $424,000 in the quarter ended April 3, 1999. The expenditures in the recent quarter were incurred to purchase semiconductor test equipment, design software and engineering tools, other computer equipment, leasehold improvements and software to support our business expansion. We anticipate capital expenditures in fiscal 2000 of approximately $14.0 million primarily to fund test floor operations and capital expenditures associated with expanded engineering product development activities.

     We believe the net proceeds received from our initial public offering, together with our existing cash balances, credit facilities and cash generated by our operations, are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects and the expansion of our sales and marketing activities. Although we are currently not a party to any agreement or letter of intent with respect to a potential acquisition or strategic arrangement, we may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing. There can be no assurances that additional equity or debt financing, if required, will be available to us on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. We do not expect that the adoption of SFAS No. 133 will have a material impact on our financial statements because we do not currently hold any derivative instruments.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB No. 101 did not have a material impact on our financial statements.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

RISKS RELATED TO OUR BUSINESS

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR THE VAST MAJORITY OF OUR SALES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR SALES

     In fiscal 1999, our four largest customers, in the aggregate, accounted for approximately 92% of our sales. Of these customers, PC-Tel accounted for 62%, SmartLink for 12%, 3Com for 10% and Motorola for 8% of our fiscal 1999 sales. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our integrated circuit, or IC, products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

       - we do not have any material long-term purchase arrangements or contracts with these or any of our other customers;

       - substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty; and

       - some of our customers have sought or are seeking relationships with current or potential competitors which may affect our customers' purchasing decisions.

     While Silicon Laboratories has been the sole supplier of the direct access arrangement, or DAA, IC used in PC-Tel's products, we believe PC-Tel continues to qualify a second source for its DAA IC requirements. We believe PC-Tel is pursuing this second source in order to diversify its supplier base which would increase its negotiating leverage with us and protect its ability to secure DAA components. With minor modifications to PC-Tel's products, our competitors' DAA products could be incorporated in PC-Tel's products. We have a volume purchase agreement with PC-Tel, but the agreement does not require PC-Tel to purchase any minimum number of units from us during fiscal 2000. We believe that this second source to PC-Tel could have an adverse effect on the prices we are able to charge PC-Tel and the volume of DAA ICs that we sell to PC-Tel, which would negatively affect our sales and operating results.

     On January 12, 2000, we filed a lawsuit against Analog Devices and 3Com claiming that Analog Devices has infringed, and is continuing to infringe, our issued U.S. patent with respect to our DAA technology and that Analog Devices and 3Com have misappropriated our confidential information, know-how and trade secrets. On February 24, 2000, 3Com filed an answer denying it has misappropriated our confidential information, know how and trade secrets and, without specifying, asserted we have acted with unclean hands. Although 3Com, which is one of our key customers, may decide to cease purchasing direct access arrangement ICs from Analog Devices as a result of this suit, it is possible that 3Com may respond by ceasing its purchase of our DAA products. The loss of sales to 3Com could have a material adverse effect on our sales and operating results.

     On March 21, 2000, 3Com announced a strategic alliance with Accton Technology and Nat Steel Electronics. The three companies will form a new company that will be responsible for the design, marketing and sales of Internet access products, including the 3Com products which currently incorporate our DAA IC's. If we are unable to maintain the supply relationship with this new company, our operating results could be adversely affected.

     The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business.

WE HAVE DEPENDED ON OUR DIRECT ACCESS ARRANGEMENT, OR DAA, FAMILY OF PRODUCTS FOR SUBSTANTIALLY ALL OF OUR SALES TO DATE, AND SIGNIFICANT REDUCTIONS IN ORDERS FOR DAA PRODUCTS WOULD SIGNIFICANTLY REDUCE OUR SALES

     Substantially all of our sales to date have been derived from sales of our DAA family of ICs. Until we are able to diversify our sales through the introduction of new products, we will continue to rely on sales of our DAA products. Reduced market acceptance of our DAA products or the introduction of products with superior price/performance characteristics by our competitors could significantly reduce our sales. In addition, substantially all of our DAA products that we have sold include technology related to our issued U.S. patent. If this patent is found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our sales.

WE DEPEND ON OUR CUSTOMERS TO SUPPORT OUR PRODUCTS

     Our DAA products are currently used by our customers to produce modems for the personal computer market. We rely on our customers to provide software and other technical support for the modems that use our DAA products. If our customers' software does not provide the required functionality or if our customers do not provide satisfactory support for their modem products, the demand for modems that incorporate our DAA products may diminish. Any reduction in the demand for modems would significantly reduce our sales.

IF WE ARE UNABLE TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE IN A TIMELY MANNER, OUR OPERATING RESULTS AND COMPETITIVE POSITION COULD BE HARMED

     Our future success will depend on our ability to reduce our dependence on our DAA products by developing new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we occasionally have experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

       - changing requirements of customers within the wireline and wireless communications markets;

       -  accurate prediction of market requirements;

       -  timely completion and introduction of new designs;

       - timely qualification and certification of our ICs for use in our customers' products;

       - commercial acceptance and volume production of the products into which our ICs will be incorporated;

       -  availability of foundry and assembly capacity;

       -  achievement of high manufacturing yields;

       -  quality, price, performance, power use and size of our products;

       - availability, quality, price and performance of competing products and technologies;

       -  our customer service and support capabilities and responsiveness;

       - successful development of our relationships with existing and potential customers; and

       -  changes in technology, industry standards or end-user preferences.

     We cannot provide any assurance that new products which we recently have developed or may develop in the future will achieve market acceptance. We have recently introduced to market three new ICs:

       - an RF synthesizer, which is used to generate high frequency signals that are used in wireless communications systems to select a particular radio channel;

       - an ISOmodem, which is a miniaturized modem that can be embedded in electronic devices with low transmission requirements, such as credit card verification devices, to provide quick network access; and

       - a ProSLIC product, which provides dial tone, busy tone, caller ID and ring signal functions at the source end of the telephone.

     We also are actively developing other ICs. If our recently introduced or other ICs fail to achieve market acceptance, our operating results and competitive position could be adversely affected.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY BOTH IN ACCURATELY PREDICTING OUR FUTURE SALES AND APPROPRIATELY BUDGETING FOR OUR EXPENSES

     We were incorporated in 1996 and did not begin generating sales until the second quarter of 1998. As a result, we have only a short history from which to predict future sales. This limited operating experience combined with the rapidly evolving nature of the markets in which we sell our products, as well as other factors which are beyond our control, reduce our ability to accurately forecast quarterly or annual sales. Additionally, because most of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. We are currently expanding our staffing and increasing our expense levels in anticipation of future sales growth. If our sales do not increase as anticipated, significant losses could result due to our higher expense levels.

WE RELY ON THIRD PARTIES TO MANUFACTURE AND ASSEMBLE OUR PRODUCTS AND THE FAILURE TO SUCCESSFULLY MANAGE OUR RELATIONSHIPS WITH OUR MANUFACTURERS AND ASSEMBLERS WOULD NEGATIVELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS

     We do not have our own manufacturing facilities. Therefore, we must rely on third-party vendors to manufacture the ICs we design. We also currently rely on two third-party assembly contractors, Advanced Semiconductor Engineering and Amkor, to assemble and package the silicon chips provided by the wafers for use in final products. Additionally, we rely on third-party vendors for a portion of the testing requirements of our products prior to shipping.

     There are significant risks associated with relying on these third-party contractors, including:

       - failure by us, our customers or their end customers to qualify a selected supplier;

       -  capacity shortages during periods of high demand;

       -  reduced control over delivery schedules and quality;

       -  limited warranties on wafers or products supplied to us; and

       -  potential increases in prices.

     We currently do not have long-term supply contracts with any of our third-party vendors, and therefore, they are not obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Although we believe that other semiconductor foundries or assembly contractors can adequately address our needs, we expect that it would take approximately two to six months to transition performance of these services from our current providers to new providers. Such a transition may also require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate foundry or assembly capacity from our third-party contractors to meet our customers' delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and therefore, were unable to benefit from this incremental demand. None of our third-party foundry or assembly contractors have provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

     From our inception through fiscal 1999, all of the silicon wafers for the products that we shipped were manufactured by Taiwan Semiconductor Manufacturing Co. We are nearing completion of qualifying Vanguard International Semiconductor, an affiliate of Taiwan Semiconductor Manufacturing Co., as a second manufacturer of our products, but if full qualification of Vanguard by all of our customers does not occur, we may not be able to sell all of the products that we are currently paying Vanguard to produce. Qualification would not occur if there is a defect in Vanguard's manufacturing process or if our customers do not elect to spend the time and expense necessary to put Vanguard through their qualification processes. In anticipation of successfully qualifying Vanguard, Vanguard is currently producing on our behalf a majority of our current work in progress. If Vanguard's full qualification does not occur, we may not be able to sell all of the materials produced by Vanguard and we might not be able to fulfill demand for our products, which would adversely affect our operating results. Additionally, the resulting write-off of unusable inventories would contribute to a decline in earnings.

     The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations which could result in our inability to timely satisfy demand for our products.

     The manufacture of silicon wafers for our products is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries from time to time have experienced lower than anticipated manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies. If our foundries fail to timely deliver fabricated silicon wafers of satisfactory quality, we will be unable to timely meet our customers' demand for our products, which would adversely affect our operating results and damage our customer relationships.

OUR CURRENT MANUFACTURERS AND ASSEMBLERS ARE CONCENTRATED IN THE SAME GEOGRAPHIC REGION WHICH INCREASES THE RISK THAT A NATURAL DISASTER, LABOR STRIKE, WAR OR POLITICAL UNREST COULD DISRUPT OUR OPERATIONS

     Our current semiconductor manufacturers are located in the same region within Taiwan and our assembly contractors are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. In September 1999, our current semiconductor manufacturers' principal facilities were affected by a significant earthquake in Taiwan. As a consequence of this earthquake, these manufacturers suffered power outages and disruption that impaired their production capacity. We have filed an insurance claim for $1.2 million under our contingent business interruption insurance policy for the business disruption that we sustained as a result of this earthquake. However, we do not know whether this claim will be paid in full or at all in order to compensate us for this disruption. The policy under which this claim was made has since expired, and we are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers' and assemblers' facilities are located, likely would result in the disruption of our foundry or assembly capacity. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

WE ARE SUBJECT TO INCREASED INVENTORY RISKS AND COSTS BECAUSE WE BUILD OUR PRODUCTS BASED ON FORECASTS PROVIDED BY CUSTOMERS BEFORE RECEIVING PURCHASE ORDERS FOR THE PRODUCTS

     In order to assure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs and increased obsolescence and may increase our operating costs.

WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATE

     Although we have experienced sales and earnings growth in our recent quarterly and annual periods, we may not be able to sustain these growth rates. In particular, we may gain significant market share in a relatively short period of time following the introduction of a new product, resulting in sales growth. However, incremental gains in market share for these newly introduced products may not occur. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

WE MAY EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD QUARTERLY AND ANNUAL FLUCTUATIONS IN OUR SALES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

     We may experience significant period-to-period fluctuations in our sales and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly.

     A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our sales and operating results, including:

       -  the timing and volume of orders from our customers;

       - the rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as "design wins";

       -  the demand for and life cycles of the products incorporating our ICs;

       -  the rate of adoption of mixed-signal ICs in the markets we target;

       - deferrals of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of ICs;

       -  changes in product mix; and

       - the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

     For example, the personal computer modem market is characterized by rapid fluctuations in demand which results in corresponding fluctuations in the demand for our DAA products that are incorporated in personal computer modems. Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance. However, once a new IC achieves market acceptance, demand for the new IC quickly accelerates and demand quickly declines for the product that the new IC replaces.

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE MARKET SHARE

     Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our competitors may also offer bundled chipset kit arrangements offering a more complete product despite the technical merits or advantages of our products. These competitors may elect not to support our products which could complicate our sales efforts.

     In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce. For example, Rockwell's restructuring led to the creation of Conexant which is a significant competitor. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO DEVELOP AND SUCCESSFULLY MARKET OUR PRODUCTS COULD BE HARMED

     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. Specifically, due to the relatively early stage of our company's business, we believe that our future success is highly dependent on Navdeep Sooch, our co-founder, Chief Executive Officer and Chairman of the Board, Jeffrey Scott, our co-founder and Vice President of Engineering, and David Welland, our co-founder and Vice President of Technology. We do not have employment contracts with these or any other key personnel. There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal communications ICs. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

     Our ICs are used as components in communications devices in the wireline and wireless markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. In the first quarter of fiscal 2000, our research and development expense was $3.6 million, which represented 18.2% of our sales compared to $1.3 million, or 20.5% for the first quarter of fiscal 1999. A number of large companies in the wireline and wireless communications industries are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We recently introduced a RF synthesizer product for use in cellular phones operating on the Global System for Mobile Communications, or GSM, standard. The RF synthesizer is also compatible with General

Packet Radio Service, which is the emerging data communications protocol for GSM based cellular phones. We cannot be certain whether manufacturers of cellular phones using these standards will incorporate our RF synthesizer or that these standards will not change, thereby making our products unsuitable or impractical.

OUR PRODUCTS ARE COMPLEX AND MAY REQUIRE MODIFICATIONS TO RESOLVE UNDETECTED ERRORS WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR SALES

     Our products are complex and may contain errors when first introduced or as new versions are released. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any errors prior to delivery of our products to our customers. Because our products are manufactured by third parties, should problems occur in the operation or performance of our ICs, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers. These errors also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

THE PERFORMANCE OF OUR DIRECT ACCESS ARRANGEMENT PRODUCTS MAY BE ADVERSELY AFFECTED BY SEVERE ENVIRONMENTAL CONDITIONS THAT MAY REQUIRE MODIFICATIONS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR SALES

     Although our direct access arrangement products are compliant with published specifications, these established specifications might not adequately address all conditions that must be satisfied in order to operate in harsh environments. This includes environments where there are wide variations in electrical quality, telephone line quality, static electricity and operating temperatures or that may be affected by lightning or improper handling by customers and end users. Our products have had a limited period of time in the field under operation, and these environmental factors may result in unanticipated returns of our products. Any necessary modifications could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

     In fiscal 1999, approximately 74% of our final product test operations were performed in-house. The balance of the final testing of our products is provided by our contract manufacturers or other third parties. During the quarter ended April 1, 2000, substantially all of our final product test operations were performed in-house. While we believe performing this testing in-house provides us with advantages in terms of lower per unit cost, quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from replacing our outside vendors with internal final testing. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS INCLUDING INCREASED LOGISTICAL COMPLEXITY, POLITICAL INSTABILITY AND CURRENCY FLUCTUATIONS

     We intend to open sales offices in international markets to expand our international sales activities in Europe and the Pacific Rim region. Our planned international sales growth will be limited if we are unable to hire additional personnel and develop relationships with international distributors. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

     -    increased complexity and costs of managing international operations;

     - protectionist laws and business practices that favor local competition in some countries;

     -    multiple, conflicting and changing laws, regulations and tax schemes;

     -    longer sales cycles;

     - greater difficulty in accounts receivable collection and longer collection periods; and

     -    political and economic instability.

     To date, all of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering them less competitive.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

     During the past year, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 190 employees at April 1, 2000. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE

     Our products rely on our proprietary technology, and we expect that future technological advances made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop our unpatented proprietary technology or effective competing technologies on their own.

SIGNIFICANT LITIGATION OVER INTELLECTUAL PROPERTY IN OUR INDUSTRY MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents or trade secrets. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We typically respond when appropriate and as advised by legal counsel. We may become involved in litigation to protect our intellectual property rights or to defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert our management's time and attention. Any intellectual property litigation also could force us to take specific actions, including:

     -    cease selling products that use the challenged intellectual property;

     - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

     -    redesign those products that use infringing intellectual property.

     On January 12, 2000, we filed a lawsuit against Analog Devices and 3Com claiming that Analog Devices has infringed, and is continuing to infringe, our issued U.S. patent with respect to our DAA technology and that Analog Devices and 3Com have misappropriated our confidential information, know-how and trade secrets. On January 26, 2000, Analog Devices served an answer denying that it has misappropriated our confidential information, know-how and trade secrets and brought a counterclaim against us seeking a declaratory judgment that our issued U.S. patent is invalid and unenforceable and that Analog Devices has not infringed our issued U.S. patent. We filed a reply to Analog Devices' counterclaim asserting that our issued U.S. patent is valid and enforceable and that Analog Devices has infringed our issued U.S. patent. On February 24, 2000, 3Com served an answer denying it has misappropriated our confidential information, know-how and trade secrets and, without specifying, asserted we have acted with unclean hands. Our lawsuit will involve significant expense and divert our management's time and attention from other aspects of our business. The lawsuit may also damage our business relationship with 3Com which accounted for 10% of our sales in fiscal 1999 and 20% of our sales in fiscal 1998. Due to the inherent uncertainties of litigation, we cannot be certain of the outcome of this lawsuit.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

     As part of our growth strategy, we may consider opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. To date, we have not made any acquisitions and we are currently not subject to any agreement or letter of intent with respect to potential acquisitions.

Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

     - problems integrating the acquired operations, technologies or products with our existing business and products;

     -    diversion of management's time and attention from our core business;

     - difficulties in retaining business relationships with suppliers and customers of the acquired company;

     - risks associated with entering markets in which we lack prior experience; and

     -    potential loss of key employees of the acquired company.

FAILURE TO EXPAND OUR DISTRIBUTION CHANNELS AND MANAGE OUR DISTRIBUTION RELATIONSHIPS COULD IMPEDE OUR FUTURE GROWTH

     The future growth of our business will depend in part on our ability to expand our existing relationships with distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. As part of our channel sales strategy, we intend to expand our relationships with distributors and sales representatives. As we develop our indirect sales capabilities, we will need to manage the potential conflicts that may arise with our direct sales efforts. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth.

RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

     The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, including wireline, wireless and other communications markets, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with Advanced Micro Devices, Analog Devices, Conexant, Delta Integration, Fujitsu, Infineon Technologies, Krypton Isolation, National Semiconductor, Philips and Texas Instruments, among others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Intel, Lucent and Motorola, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT OUR GROSS MARGINS AND SALES

     We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We have reduced the average unit price of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to do so again in the future. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, our gross profits and sales will suffer. To maintain gross margins, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our sales and gross margins to decline.

OUR CUSTOMERS REQUIRE OUR PRODUCTS TO UNDERGO A LENGTHY AND EXPENSIVE QUALIFICATION PROCESS WHICH DOES NOT ASSURE PRODUCT SALES

     Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer's system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the IC, changes in its manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY

     The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of such capacity to manufacture and assemble our ICs. None of our third-party foundry or assembly contractors have provided assurances that adequate capacity will be available to us.

OUR PRODUCTS MUST CONFORM TO INDUSTRY STANDARDS IN ORDER TO BE ACCEPTED BY END USERS IN OUR MARKETS

     Generally, our products comprise only a part of a communications device. All components of such devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in effecting industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected which would harm our business.

     Products for communications applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and the risk factors under Item 2 above. Such information is incorporated by reference herein.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On January 12, 2000, we filed a lawsuit against Analog Devices and 3Com in the United States District Court for the Western District of Texas (Austin Division). The complaint asserts that Analog Devices has infringed, and is continuing to infringe, our U.S. Patent 5,870,046, entitled "Analog Isolation System With Digital Communication Across A Capacitive Barrier," by making, using, selling, offering to sell and/or importing silicon DAAs that embody or use inventions claimed by our patent. The complaint also asserts, among other things, that Analog Devices and 3Com have misappropriated our confidential information, know-how and trade secrets relating to our DAA technology, tortuously interfered with our business relations with our existing and prospective customers, and been unjustly enriched by this misappropriation. The suit seeks unspecified damages from Analog Devices, including damages for willful infringement of our patent, and an injunction prohibiting Analog Devices from infringing our patent. In addition, the suit seeks unspecified damages, including punitive damages and attorneys' fees arising, among other things, out of the misappropriation, tortious interference and unjust enrichment, and an injunction prohibiting Analog Devices and 3Com from designing, manufacturing, reproducing, using or selling any ICs, modems or other products the conception, design or development of which was based on our confidential information, know-how and trade secrets.

     On January 26, 2000, Analog Devices served an answer denying that it has misappropriated our confidential information, know-how and trade secrets and brought a counterclaim against us seeking a declaratory judgment that our issued U.S. patent is invalid and unenforceable and that Analog Devices has not infringed our issued U.S. patent. The counterclaim further alleges that we improperly failed to disclose a relevant pre-existing patent to the U.S. Patent and Trademark Office during the course of our patent application process, and that we therefore are unable to enforce our patent. We filed a reply to Analog Devices' counterclaim asserting that our issued U.S. patent is valid and enforceable and that Analog Devices has infringed our issued U.S. patent. We also denied that we improperly excluded any relevant information in the course of our patent application process.

     On February 24, 2000, 3Com served an answer denying it has misappropriated our confidential information, know-how and trade secrets and, without specifying, asserted we have acted with unclean hands. This litigation is in the early stages of discovery and no trial date has been set by the trial court.

     For a description of risks associated with this pending lawsuit, please see "We depend on a limited number of customers for the vast majority of our sales, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our sales" and "Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business" in the risk factors included in Item 2 of Part I of this Form 10-Q.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     From January 2 through April 1, 2000, we issued 149,527 shares of our common stock to employees, consultants and directors pursuant to exercises of stock options (with exercise prices ranging from $0.05 to $31.00 per share) under our 2000 Stock Incentive Plan. These issuances were exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. On March 23, 2000, we issued a warrant to The Board of Regents of the University of Texas System to purchase 50,000 shares of our common stock with an exercise price of $44.00 per share. This issuance was from registration under Section 5 of the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereunder.

     Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $91.0 million after deducting underwriting commissions of $6.9 million and estimated offering expenses of $1.3 million. As of April 1, 2000, these proceeds have been invested in government securities and other short-term, investment-grade, interest bearing instruments.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended April 1, 2000, our stockholders took the following actions by written consent on January 12 and January 18, 2000:

       - approving the amendment and restatement of our certificate of incorporation;

       -  approving the amendment and restatement of our bylaws;

       - approving the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan;

       - electing Navdeep S. Sooch, David R. Welland, Jeffrey W. Scott, William P. Wood and H. Berry Cash as directors;

       - ratifying the appointment of Ernst & Young LLP as independent public accountants for the 2000 fiscal year; and

       -  approving indemnification agreements for directors and officers.

ITEM 5    OTHER INFORMATION

     None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibit is filed as part of this report:

               27.01 Financial Data Schedule (EDGAR version only)

          (b) There were no reports on Form 8-K filed during the quarter ended April 1, 2000.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SILICON LABORATORIES INC.



                                          By:     /s/ John W. McGovern
                                             ----------------------------------
                                                      John W. McGovern
                                                     VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER


         4/26/2000                                /s/ Navdeep S. Sooch
-----------------------------                ----------------------------------
           Date                                       Navdeep S. Sooch
                                                        CHAIRMAN AND
                                                   CHIEF EXECUTIVE OFFICER



         4/26/2000                                /s/ John W. McGovern
-----------------------------                ----------------------------------
           Date                                       John W. McGovern
                                                     VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL ACCOUNTING OFFICER)