Form 10-Q
period 2000-07-01
SILICON LABORATORIES INC
filed 2000-07-17
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000
                              --------------------------------------------------
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -------------------------
Commission file number:

                            SILICON LABORATORIES INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                    74-2793174
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

4635 Boston Lane, Austin, Texas                                       78735
(Address of principal executive offices)                            (Zip Code)

                                 (512) 416-8500
              (Registrant's telephone number, including area code)

      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicatethe number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 1, 2000, 47,249,861 shares of common stock of Silicon Laboratories Inc. were outstanding.
--------------------------------------------------------------------------------


                                                                                             PAGE
PART I.           FINANCIAL INFORMATION                                                      NUMBER
                                                                                             ------
ITEM 1            Financial Statements:

                  Condensed Consolidated Balance Sheets at July 1, 2000 and
                    January 1, 2000 ..........................................................   3

                  Condensed Consolidated Statements of Income for the
                    three and six months ended July 1, 2000 and July 3, 1999..................   4

                  Condensed Consolidated Statements of Cash Flows for
                    the six months ended July 1, 2000 and July 3, 1999........................   5

                  Notes to Condensed Consolidated Financial Statements........................   6

ITEM 2            Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................   9

ITEM 3            Quantitative and Qualitative Disclosures About Market Risk..................   16

PART II.          OTHER INFORMATION

ITEM 1            Legal Proceedings...........................................................   29

ITEM 2            Changes in Securities and Use of Proceeds...................................   30

ITEM 3            Defaults Upon Senior Securities.............................................   30

ITEM 4            Submission of Matter to a Vote of Securities Holders........................   30

ITEM 5            Other Information...........................................................   30

ITEM 6            Exhibits and Reports on Form 8-K............................................   30

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            SILICON LABORATORIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  JULY             JANUARY 1,
                                                                                 1, 2000              2000
                                                                               ===========         ===========
                                ASSETS                                         (Unaudited)
Current assets:
   Cash and cash equivalents .............................................     $    83,495         $     8,197
   Short-term investments ................................................          22,195               6,509
   Accounts receivable, net of allowance for doubtful
     accounts of $629 at July 1, 2000 and $569 at
     January 1, 2000 .....................................................          10,575              10,322
   Inventories ...........................................................           6,792               2,837
   Deferred income taxes .................................................             461                 963
   Prepaid expenses and other ............................................           1,097                 435
                                                                               -----------         -----------
Total current assets .....................................................         124,615              29,263
Property, equipment and software, net ....................................          18,412              12,350
Other assets .............................................................             253                 345
                                                                               -----------         -----------
Total assets .............................................................     $   143,280         $    41,958
                                                                               ===========         ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................................     $     6,265         $     7,374
   Accrued expenses ......................................................           2,587               1,083
   Deferred revenue ......................................................             955               1,006
   Current portion of long-term obligations ..............................           3,721               2,697
   Income taxes payable ..................................................             238               2,822
                                                                               -----------         -----------
Total current liabilities ................................................          13,766              14,982
Long-term debt and leases, net of current maturities .....................           7,277               6,081
Other long-term obligations ..............................................             304                 142
                                                                               -----------         -----------
Total liabilities ........................................................          21,347              21,205

Redeemable convertible preferred stock ...................................            --                12,750
Stockholders' equity:
     Common stock--$.0001 par value; 250,000 and 52,000 shares
     authorized; 47,250 and 30,016 shares issued and outstanding at
     July 1, 2000 and January 1, 2000,
     respectively ........................................................               5                   3
   Additional paid-in capital ............................................         124,984              19,014
   Stockholder notes receivable ..........................................          (1,472)             (1,472)
   Deferred stock compensation ...........................................         (14,558)            (15,330)
   Retained earnings .....................................................          12,974               5,788
                                                                               -----------         -----------
Total stockholders' equity ...............................................         121,933               8,003
                                                                               -----------         -----------
Total liabilities and stockholders' equity ...............................     $   143,280         $    41,958
                                                                               ===========         ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                            SILICON LABORATORIES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         ------------------                      ----------------
                                                    JULY 1,             JULY 3,             JULY 1,            JULY 3,
                                                     2000                1999                2000               1999
                                                 ============        ============        ============        ============
Sales ........................................   $     24,286        $      7,543        $     43,973        $     13,863
Cost of goods sold ...........................          8,390               2,866              15,146               5,281
                                                 ------------        ------------        ------------        ------------
Gross profit .................................         15,896               4,677              28,827               8,582
Operating expenses:
   Research and development ..................          4,444               1,597               8,024               2,890
   Selling, general and administrative .......          4,355               1,500               7,574               2,632
   Amortization of deferred stock compensation            787                 116               1,566                 149
                                                 ------------        ------------        ------------        ------------
Operating expenses ...........................          9,586               3,213              17,164               5,671
                                                 ------------        ------------        ------------        ------------
Operating income .............................          6,310               1,464              11,663               2,911
Other (income) and expenses:
   Interest income ...........................         (1,258)                (75)             (1,506)               (138)
   Interest expense ..........................            342                 140                 618                 260
                                                 ------------        ------------        ------------        ------------
Income before tax expense ....................          7,226               1,399              12,551               2,789
Income tax expense ...........................          3,045                 323               5,365                 645
                                                 ------------        ------------        ------------        ------------
Net income ...................................   $      4,181        $      1,076        $      7,186        $      2,144
                                                 ============        ============        ============        ============
Net income per share:
   Basic .....................................   $       0.10        $       0.07        $       0.22        $       0.16
   Diluted ...................................   $       0.08        $       0.02        $       0.15        $       0.05
Weighted average common shares outstanding:
   Basic .....................................         43,279              14,374              32,212              13,618
   Diluted ...................................         49,812              43,907              47,910              43,702

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      SIX MONTHS ENDED
                                                                                  JULY 1,             JULY 3,
                                                                                   2000                1999
                                                                               ------------        ------------
OPERATING ACTIVITIES
Net income ......................................................              $      7,186        $      2,144
Adjustments to reconcile net income to cash
   provided by (used in) operating activities:
   Depreciation and amortization expense ........................                     2,374                 738
   Amortization of deferred stock compensation ..................                     1,566                 149
   Amortization of note/lease end-of-term interest
     payments ...................................................                       161                  26
   Compensation expense related to stock options, direct
     stock issuance, and warrants to non-employees ..............                       153                  16
   Investment interest receivable ...............................                      (187)                 37
   Changes in operating assets and liabilities:
     Prepaid expenses and other .................................                      (662)               (389)
     Accounts receivable ........................................                      (253)             (1,230)
     Inventories ................................................                    (3,956)               (907)
     Other assets ...............................................                        92                 (11)
     Accounts payable ...........................................                    (1,109)               (611)
     Accrued expenses ...........................................                     1,504                 381
     Deferred revenue ...........................................                       (51)               --
     Deferred income taxes ......................................                       502                --
     Income taxes payable .......................................                    (2,344)                646
                                                                               ------------        ------------
Net cash provided by operating activities .......................                     4,976                 989
INVESTING ACTIVITIES
Purchases of short-term investments .............................                   (33,025)             (1,499)
Maturities of short-term investments ............................                    17,527               1,425
Purchases of property and equipment .............................                    (8,436)             (2,595)
                                                                               ------------        ------------
Net cash used in investing activities ...........................                   (23,934)             (2,669)
FINANCING ACTIVITIES
Proceeds from long-term debt ....................................                     3,537               2,383
Payments on long-term debt ......................................                    (1,074)               (458)
Proceeds from credit facility ...................................                      --                 1,100
Proceeds from equipment lease financing .........................                      --                 1,026
Payments on capital leases ......................................                      (243)               (221)
Proceeds from exercise of warrants ..............................                       100                --
Net proceeds from initial public offering of common stock .......                    90,765                --
Net proceeds from exercises of stock options ....................                     1,171                  48
                                                                               ------------        ------------
Net cash provided by financing activities .......................                    94,256               3,878
                                                                               ------------        ------------
Increase in cash and cash equivalents ...........................                    75,298               2,198
                                                                               ------------        ------------
Cash and cash equivalents at beginning of period ................                     8,197               2,867
                                                                               ------------        ------------
Cash and cash equivalents at end of period ......................              $     83,495        $      5,065
                                                                               ============        ============
Supplemental disclosure of cash flow information:
Interest paid ...................................................              $        437        $        237
                                                                               ============        ============
Income taxes paid ...............................................              $      7,002        $        123
                                                                               ============        ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 1, 2000


1. Significant Accounting Policies

Basis of Presentation

         The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Silicon Laboratories Inc. and its subsidiary (collectively, the "Company") at July 1, 2000 and the consolidated results of its operations and cash flows for the three and six months ended July 1, 2000 and July 3, 1999. All intercompany accounts and transactions have been eliminated. The results of operations for the three and six months ended July 1, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Inventories

         Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):


                                                                        JULY 1,          JANUARY 1,
                                                                         2000               2000
                                                                     ============        ============
Work in progress ...........................................         $      4,002        $      1,902
Finished goods .............................................                2,790                 935
                                                                     ------------        ------------
                                                                     $      6,792        $      2,837
                                                                     ============        ============

Stock Based Compensation

         On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements

                            SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. The Company is evaluating the effect the application of the Interpretation will have on the financial statements.

Other Comprehensive Income

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no material differences between net income and comprehensive income during any of the periods presented.

Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):


                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JULY 1,     JULY 3,     JULY 1,     JULY 3,
                                                             2000        1999        2000        1999
                                                           --------    --------    --------    --------
Net income                                                 $  4,181    $  1,076    $  7,186    $  2,144

Basic:
   Weighted-average shares of common stock outstanding       47,250      29,068      39,494      28,877
   Weighted-average shares of common stock subject to
     repurchase                                              (3,971)    (14,694)     (7,282)    (15,259)
                                                           --------    --------    --------    --------
   Shares used in computing basic net income per share       43,279      14,374      32,212      13,618

Effect of dilutive securities:
   Weighted-average shares of common stock subject to
     repurchase                                               3,899      14,548       7,179      15,091
   Convertible preferred stock and warrants                     121      13,950       6,363      13,945
   Stock options                                              2,513       1,035       2,156       1,048

                                                           --------    --------    --------    --------
   Shares used in computing diluted net income per share     49,812      43,907      47,910      43,702
                                                           --------    --------    --------    --------

Basic net income per share                                 $   0.10    $   0.07    $   0.22    $   0.16

Diluted net income per share                               $   0.08    $   0.02    $   0.15    $   0.05

                            SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2. Stockholders' Equity

         During the quarter ended July 1, 2000, the Company recorded deferred stock compensation of $833,000 in connection with nonqualified stock options granted during the quarter at an exercise price lower than the fair market value of the common stock on the date of grant. The deferred stock compensation is being amortized over the vesting periods of the applicable options. Amortization of deferred compensation recorded in the quarter ended July 1, 2000 from deferred stock compensation relating to options granted in such quarter and in prior periods resulted in $787,000 of expense in the quarter ended July 1, 2000.

3. Commitments and Contingencies

         The Company entered into a new lease commitment on June 29, 2000 for approximately 34,000 square feet of supplemental office space in Austin, Texas with occupancy scheduled for October 1, 2000, pending completion of construction of the facility. The lease term is for 76 months after initial occupancy with one 5 year renewal option. Monthly rental payments are scheduled to increase from $48,000 to $56,000 per month at various intervals throughout the term of the lease.

         On June 22, 2000, the Company entered into an agreement to acquire Krypton Isolation, Inc. pursuant to which the Company has agreed to pay $42 million in cash and common stock (estimated using the value of the Company's common stock on such date and subject to further adjustment). This transaction is expected to close in the third calendar quarter of 2000.

         The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, THE PRIOR QUARTERLY REPORT ON FORM 10-Q FILED APRIL 26,2000 AND THE SILICON LABORATORIES' PROSPECTUS DATED MARCH 23, 2000. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN SILICON LABORATORIES' PROSPECTUS DATED MARCH 23, 2000 AND THE PRIOR QUARTERLY REPORT ON FORM 10-Q FILED APRIL 26,2000. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. OUR SECOND QUARTER OF FISCAL YEAR 2000 ENDED JULY 1, 2000. OUR SECOND QUARTER OF FISCAL YEAR 1999 ENDED JULY 3, 1999. ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

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

     Our company was founded in 1996. Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 211 employees at July 1, 2000 from 148 at the end of fiscal 1999, 42 at the end of fiscal 1998, and 17 at the end of fiscal 1997. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

     Our first IC product, the direct access arrangement, or DAA, had its first commercial shipment in April 1998. Based on the success of our DAA products, we became profitable in the fourth quarter of fiscal 1998 and have been profitable in each succeeding quarter through the quarter ended July 1, 2000. Substantially all of our sales to date have been derived from sales of our various DAA products and we expect to remain dependent on continued sales of DAA products for a majority of our sales until we are able to diversify sales with new products.

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

     Our limited operating history and rapid growth make it difficult for us to assess the impact of seasonal factors on our business. Because many of our ICs are designed for use in consumer products such as PCs and cellular telephones, we expect that the demand for our products will be subject to seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand. We expect to experience seasonal fluctuations in the demand for our products as customer demand increases in greater volume across our product offerings.

     The following describes the line items set forth in our consolidated statements of income:

SALES. Sales consists of revenue generated by sales of our ICs. Generally, we recognize sales upon title transfer to our customers. Sales are deferred on shipments to distributors until they are resold by such distributors. Our products typically carry a one-year warranty. Since our inception, product returns and warranty costs have not been significant. Our sales are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products. The vast majority of our sales were conducted at prices that reflect a discount from the list prices for our products. These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes or in response to competition. In addition, as a product matures, we expect that the average selling price for that product will decline. Therefore, our ability to increase sales in the future is dependent on increased demand for our established products and our ability to ship larger volumes of products in response to such demand, as well as customer acceptance of newly introduced products.

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

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities, as well as an allocated portion of our occupancy costs for such operations. We depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over four years. Development activities include the creation of test methodologies to assure compliance with required specifications. We have granted stock options or directly issued stock to patent attorneys and outside technical consultants for services previously rendered. We recognize stock-based compensation expense for these non-employees based on the deemed fair value of the options or stock at the date of grant. We have issued a warrant to a university's Electrical Engineering Department to support mixed signal analog intensive integrated circuit design activities. We recognized expense for this warrant based on the deemed fair value of the warrant at the date of grant.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of personnel-related expenses, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, professional fees, other promotional and marketing expenses and reserves for bad debt. Write-offs of bad debt have been insignificant to date. We awarded stock to non-employee sales persons in connection with a sales incentive program that ended on January 1, 2000. We recognize stock-based compensation expense for these non-employees based on the deemed fair value of the stock at the date of grant.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. In connection with the grant of stock options and direct issuances of stock to our employees prior to our initial public offerring, we recorded deferred stock compensation of approximately $16.3 million, representing, for accounting purposes, the difference between the deemed fair value of the common stock and the respective exercise prices at the date of grant in the case of stock options and the fair market value of the stock at the date of grant in the case of direct issuances of stock. Since the initial public offering, we have recorded additional deferred stock compensation of $833,000 on the same basis. The deferred stock compensation is amortized over the vesting period of the applicable options or shares, generally five to eight years. The amortization of deferred stock compensation is recorded as an operating expense.

 INTEREST INCOME. Interest income reflects interest earned on average cash and cash equivalents and investment balances.

 INTEREST EXPENSE. Interest expense consists of interest on our long-term debt and capital lease obligations.

 INCOME TAX EXPENSE. We accrue a provision for federal and state income tax at the Company's estimated effective tax rate.

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data as a percentage of sales for the periods indicated:


                                                                      (Unaudited)
                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JULY 1,      JULY 3,         JULY 1,     JULY 3,
                                                   2000          1999           2000        2000
                                                   ----          ----           ----        ----

Sales ...............................              100.0%       100.0%         100.0%         100.0%
Cost of goods sold ..................               34.5         38.0           34.4           38.1
                                            -------------------------     ---------------------------
Gross profit ........................               65.5         62.0           65.6           61.9

Operating expenses:
  Research and development ..........               18.3         21.2           18.2           20.8
  Selling, general and administrative               17.9         19.9           17.2           19.0
  Amortization of deferred stock
  compensation.......................                3.2          1.5            3.6            1.1
                                            -------------------------     ---------------------------
  Total operating expenses ..........               39.4         42.6           39.0           40.9

Operating income ....................               26.1         19.4           26.6           21.0

Interest income .....................                5.2          1.0            3.4            1.0
Interest expense ....................                1.4          1.9            1.4            1.9
                                            -------------------------     ---------------------------
Income before tax expense ...........               29.9         18.5           28.6           20.1
Income tax expense ..................               12.5          4.3           12.2            4.7
                                            -------------------------     ---------------------------
Net income ..........................               17.4%        14.2%          16.4%          15.4%
                                            =========================     ===========================



        COMPARISON OF THE THREE AND SIX MONTHS ENDED JULY 1, 2000 TO THE THREE AND SIX MONTHS ENDED JULY 3, 2000

SALES. Sales for the three months ended July 1, 2000 were $24.3 million, an increase of $16.8 million or 224% from sales of $7.5 million in the three months ended July 3, 1999. Sales for the six months ended July 1, 2000 were $44.0 million, an increase of $30.1 million or 217% from sales of $13.9 million in the six months ended July 3, 1999. The increases were principally attributable to the continued strong acceptance of our DAA family of products, including our international DAA products. The increases reflected both an increase in the number of customers that purchased our IC products and an increase in the volume that those customers bought.

GROSS PROFIT. Gross profit for the three months ended July 1, 2000 was $15.9 million or 65.5% of sales, an increase of $11.2 million as compared with gross profit of $4.7 million or 62.0% of sales in the three months ended July 3, 1999. Gross profit for the six months ended July 1, 2000 was $28.8 million or 65.6% of sales, an increase of $20.2 million as compared with gross profit of $8.6 million or 61.9% of sales in the six months ended July 3, 1999. The increases in gross profit in both cases was primarily due to the substantial increase in sales volume and the increased utilization of less expensive internal testing of product. These factors were partially offset by higher depreciation expense related to significantly higher internal test floor capacity. Our gross margins may decline due to the expected introduction of competitive products to the market and increased demand for silicon wafer capacity within the semiconductor industry generally. However, the impact of these factors on our gross margins may be offset by increased sales of newly introduced products. We expect many of our new products will have larger gross margins than products which have been in the market for longer periods of time and that face greater competition as a result.

RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended July 1, 2000 was $4.4 million or 18.3% of sales, an increase of $2.8 million or 175% as compared with research and development expense of $1.6 million or 21.2% of sales for the three months ended July 3, 1999. Research and development expense for the six months ended July 1, 2000 was $8.0 million or 18.2% of sales, an increase of $5.1 million or 176% as compared with research and development expense of $2.9 million or 20.8% of sales for the six months ended July 3, 1999. The increase in the dollar amount of research and development expense was principally due to continued product development activities, significant increases in new product development initiatives, and increased spending to develop test methodologies for new products. The decrease in research and development expense as a percentage of sales reflected our modest sales in the three and six months ended July 3, 1999 as compared to substantial sales growth in the three and six months ended July 1, 2000. We expect that research and development expense will increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of sales due to significant changes in our sales volume and new product development initiatives.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $2.9 million or 193%, to $4.4 million in the quarter ended July 1, 2000 from $1.5 million in the quarter ended July 3, 1999, and represented 17.9% of sales in the quarter ended July 1, 2000 and 19.9% of sales in the quarter ended July 3, 1999. Selling, general and administrative expense for the six months ended July 1, 2000 was $7.5 million or 17.2% of sales, an increase of $4.9 million or 189% as compared with selling, general and administrative expense of $2.6 million or 19.0% of sales for the six months ended July 3, 1999. The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing. Additionally, we incurred $740,000 in patent litigation expenses in the three months ended July 1, 2000 related to a lawsuit we filed against Analog Devices and 3Com on January 12, 2000 (See "Part II, Other Information,
Item 1. Legal Proceedings"). The decrease in selling, general and administrative expense as a percentage of sales was due to substantially higher sales levels in the three and six months ended July 1, 2000. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. We also expect our legal expenses to continue as a result of the pending lawsuit against Analog Devices and 3Com. This lawsuit may also cause our sales to 3Com to decline. 3Com accounted for 5% of our sales in the six months ended July 1, 2000. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of sales because of (1) the likelihood that indirect distribution channels, which entail the payment of commissions, will account for a larger portion of our sales in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and
(3) potential significant variability in our future sales volume.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. We have recorded deferred stock compensation for the difference between the exercise price of option grants, or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $787,000 and $1.6 million for the three and six months ended July 1, 2000 as compared to $116,000 and $149,000 for the three and six months ended July 3, 1999.

INTEREST INCOME. Interest income for the three and six months ended July 1, 2000 was $1.3 million and $1.5 million as compared to $75,000 and $138,000 for the three and six months ended July 3,

1999. The net proceeds from our initial public offering of our common stock, which were received on March 29, 2000, contributed to the increase in interest income.

INTEREST EXPENSE. Interest expense for the three and six months ended July 1, 2000 was $342,000 and $618,000 as compared to $140,000 and $260,000 for the three and six months ended July 3, 1999. The increase in interest expense was primarily due to higher levels of debt and lease financing used to finance capital expenditures, particularly relating to the acquisition of IC testing equipment and leasehold improvements.

INCOME TAX EXPENSE. Our effective tax rate was 42.1% and 42.7% for the three and six months ended July 1, 2000 as compared to 23.1% in both the three months and six months ended July 3, 1999. Our pro forma tax rate after excluding the amortization of deferred stock compensation, which is not tax deductible, would be 38% for the three and six months ended July 1, 2000. The lower effective tax rate in 1999 also reflected net operating loss tax carryforwards that were available from our development stage operations which were used to offset a portion of our tax liability during the three and six months ended July 3, 1999. These net operating loss tax carryforwards were fully utilized during fiscal 1999. We anticipate that our effective tax rate may decline in the near term due to the investment of a substantial portion of the proceeds of our initial public offering in tax favored securities and the potential availability of research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity as of July 1, 2000 consisted of $105.7 million in cash, cash equivalents and short-term investments and our bank credit facilities.

     Our bank credit facilities include a revolving line of credit available for borrowings and letters of credit of up to the lesser of $3.0 million or 80% of eligible accounts receivable, a separate letter of credit facility for $454,000 related to a building lease, equipment loans for initial equipment financing and new loan facilities totaling $4.0 million for new equipment, leasehold improvements and computer-aided design software. At July 1, 2000, (1) a letter of credit for $500,000 related to a building lease was outstanding under the revolving line of credit, (2) the separate letter of credit for $454,000 was outstanding, (3) $1.0 million was outstanding under the equipment loans and (4) $3.5 million was outstanding under the new loan facilities. At July 1, 2000, $2.5 million was available under the revolving line of credit.

     Borrowings under the revolving line of credit bear interest at the bank's prime rate, which was 9.5% at July 1, 2000, and are payable at annual renewal of the line. Borrowings under the equipment loan agreement bear interest at the bank's prime rate, and are payable through January 2002. Borrowings under the new loan facilities in (3) above bear interest at the bank's prime rate and are payable through September 2003. All bank facilities are secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property). The line of credit, the separate letter of credit facility and equipment loans contain provisions that prohibit the payment of cash dividends and require the maintenance of tangible net worth and compliance with financial ratios, which measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations. Any default on one of the bank facilities will cause all of the bank facilities to be in default under these agreements. The bank has received warrants as consideration for providing portions of this financing.

     We also have entered into agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. We borrowed $8.2 million under these agreements. At July 1, 2000, the amount outstanding under these agreements was $5.3 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.1 million) ranging from 12.5% to 14.6% per annum and is secured by a security interest in specific items, principally comprised of test equipment, and is repayable over approximately the next four years.

     Prior to receiving the net proceeds from our initial public offering, we funded our operations primarily through sales of preferred stock which resulted in gross aggregate proceeds to us of approximately $12.8 million, and debt financing under the credit and lease obligations described above and cash from operations. We raised $90.8 million through our initial public offering in March 2000. During the six months ended July 1, 2000, cash provided by operating activities was $5.0 million as compared to cash provided by operating activities of $989,000 during the six months ended July 3, 1999.

     Due to the nature of our business, we experience working capital needs in the areas of accounts receivable and inventory. Typically, we bill our customers on an open account basis on net 30- day terms or other specific terms that may vary from account to account as individually negotiated with customers. As of July 1, 2000, we had an accounts receivable balance of $10.6 million dollars. If sales levels were to increase, it is likely that the level of receivables would also increase. In the event that customers delayed their payments to us, the levels of accounts receivable would also increase. In the area of inventory, we find that in order to maintain an adequate supply of product to customers, we must carry a certain level of inventory. This inventory level may vary based principally upon either orders received from customers or our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels. As of July 1, 2000, we had inventory of $6.8 million which we deemed adequate to address these considerations.

     Capital expenditures were $8.4 million for the six months ended July 1, 2000 and $2.6 million in the six months ended July 3, 1999. The expenditures in the recent quarter were incurred to purchase semiconductor test equipment, design software and engineering tools, other computer equipment, leasehold improvements and software to support our business expansion. We anticipate capital expenditures in the remainder of fiscal 2000 of approximately $9.6 million primarily to fund test floor operations and capital expenditures associated with expanded engineering product development activities.

     Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects and the expansion of our sales and marketing activities. On June 22, 2000, we entered into an agreement to acquire Krypton Isolation, Inc. pursuant to which we have agreed to pay $42 million in cash and common stock (estimated using the value of our common stock on such date, and subject to further adjustment). In addition, we expect to spend additional capital to integrate the operations of Krypton Isolation, Inc. and this will reduce our available capital resources. We believe the net proceeds received from our initial public offering, together with our existing cash balances, credit facilities and cash generated by our operations, are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into other acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing. There can be no assurances that additional equity or debt financing, if required, will be available to us on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

Stock Based Compensation

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. The interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. The Company is evaluating the effect the application of the interpretation will have on the financial statements.




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

     While we have been the sole supplier of the direct access arrangement, or DAA, IC used in PC-Tel's products, we believe PC-Tel has qualified a second source for its DAA IC requirements and may seek to qualify additional sources in the future. We believe PC-Tel has qualified this second source and may qualify additional sources in the future in order to diversify its supplier base which would increase its negotiating leverage with us and protect its ability to secure DAA components. With minor modifications to PC-Tel's products, our competitors' DAA products could be incorporated in PC-Tel's products. We have a volume purchase agreement with PC-Tel, but the agreement does not require PC-Tel to purchase any minimum number of units from us during fiscal 2000. We believe that any second source of DAA ICs for PC-Tel could have an adverse effect on the prices we are able to charge PC-Tel and the volume of DAA ICs that we sell to PC-Tel, which would negatively affect our sales and operating results.

     On January 12, 2000, we filed a lawsuit against Analog Devices and 3Com claiming that Analog Devices has infringed, and is continuing to infringe, one of our issued U.S. patents with respect to our DAA technology and that Analog Devices and 3Com have misappropriated our confidential information, know-how and trade secrets. On February 24, 2000, 3Com filed an answer denying it has misappropriated our confidential information, know how and trade secrets and, without specifying, asserted we have acted with unclean hands. Although 3Com, which is one of our key customers, may decide to cease purchasing direct access arrangement ICs from Analog Devices as a result of this suit, it is possible that 3Com may respond by ceasing its purchase of our DAA products. The loss of sales to 3Com could have a material adverse effect on our sales and operating results. 3Com accounted for 5% of our sales during the six months ended July 1, 2000.

     On March 21, 2000, 3Com announced a strategic alliance with Accton Technology and Nat Steel Electronics. The three companies will form a new company that will be responsible for the design, marketing and sales of Internet access products, including the 3Com products which currently incorporate our DAA IC's. If we are unable to establish and maintain a supplier relationship with this new company, our operating results could be adversely affected.

     The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business.

WE HAVE DEPENDED ON OUR DIRECT ACCESS ARRANGEMENT, OR DAA, FAMILY OF PRODUCTS FOR SUBSTANTIALLY ALL OF OUR SALES TO DATE, AND SIGNIFICANT REDUCTIONS IN ORDERS FOR DAA PRODUCTS WOULD SIGNIFICANTLY REDUCE OUR SALES

     Substantially all of our sales to date have been derived from sales of our DAA family of ICs. Until we are able to diversify our sales through the introduction of new products, we will continue to rely on sales of our DAA products. Reduced market acceptance of our DAA products or the introduction of products with superior price/performance characteristics by our competitors could significantly reduce our sales. In addition, substantially all of our DAA products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.

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

     We currently sell only our DAA products in commercial quantities. Our future success will depend on our ability to reduce our dependence on our DAA products by developing new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we occasionally have experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

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

     From our inception through fiscal 1999, all of the silicon wafers for the products that we shipped were manufactured by Taiwan Semiconductor Manufacturing Co. To address capacity considerations, we have qualified Vanguard International Semiconductor, an affiliate of Taiwan Semiconductor Manufacturing Co., as an additional semiconductor fabricator. Our customers typically complete their own qualification process. Our customers may not elect to spend the time and expense necessary to put Vanguard through their qualification processes. Vanguard is currently producing on our behalf a majority of our current work in progress. If we fail to balance customer demand across semiconductor fabrications properly, we might not be able to fulfill demand for our products, which would adversely affect our operating results. Additionally, a resulting write-off of unusable inventories would contribute to a decline in earnings.

     The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations which could result in our inability to timely satisfy demand for our products

     The manufacture of silicon wafers for our products is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries from time to time have experienced lower than anticipated manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies. If our foundries fail to timely deliver fabricated silicon wafers of satisfactory quality, we will be unable to timely meet our customers' demand for our products, which would adversely affect our operating results and damage our customer relationships.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

     As part of our growth strategy, we will continue to evaluate opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. On June 22, 2000, we entered into an agreement to acquire Krypton Isolation, Inc. pursuant to which we have agreed to pay $42 million in cash and common stock based on the value of our common stock on such date (estimated using the value of our common stock on such date and subject to further adjustment). This acquisition and any potential future acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

     In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce. For example, Rockwell's restructuring led to the creation of Conexant which is a significant competitor. Additionally, Siemens spun off its semiconductor business to create a more focused company named Infineon Technologies. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

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

     Our ICs are used as components in communications devices in the wireline and wireless markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. In the first six months of fiscal 2000, our research and development expense was $8.0 million, which represented 18.3% of our sales compared to $2.9 million, or 20.9% of our sales for the first six months of fiscal year 1999. A number of large companies in the wireline and wireless communications industries are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We have introduced to market a RF synthesizer product for use in cellular phones operating on the Global System for Mobile Communications, or GSM, standard. The RF synthesizer is also compatible with General Packet Radio Service, which is the emerging data communications protocol for GSM based cellular phones. We cannot be certain whether manufacturers of cellular phones using these standards will incorporate our RF synthesizer or that these standards will not change, thereby making our products unsuitable or impractical.

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

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

     In 1999, approximately 74% of our final product test operations were performed in-house. The balance of the final testing of our products is provided by our contract manufacturers or other third parties. During the three and six months ended July 1, 2000, substantially all of our final product test operations were performed in-house. While we believe performing this testing in-house provides us with advantages in terms of lower per unit cost, quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from replacing our outside vendors with internal final testing. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

     During the past 18 months, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 211 employees at July 1, 2000. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

     On January 12, 2000, we filed a lawsuit against Analog Devices and 3Com claiming that Analog Devices has infringed, and is continuing to infringe, one of our issued U.S. patents with respect to our DAA technology and that Analog Devices and 3Com have misappropriated our confidential information, know-how and trade secrets. On January 26, 2000, Analog Devices served an answer denying that it has misappropriated our confidential information, know-how and trade secrets and brought a counterclaim against us seeking a declaratory judgment that our issued U.S. patent is invalid and unenforceable and that Analog Devices has not infringed our issued U.S. patent. We filed a reply to Analog Devices' counterclaim asserting that our issued U.S. patent is valid and enforceable and that Analog Devices has infringed our issued U.S. patent. On February 24, 2000, 3Com served an answer denying it has misappropriated our confidential information, know-how and trade secrets and, without specifying, asserted we have acted with unclean hands. Our lawsuit will involve significant expense and divert our management's time and attention from other aspects of our business. The lawsuit may also damage our business relationship with 3Com which accounted for 5% of our sales in the six months ended July 1, 2000, 10% of our sales in fiscal 1999 and 20% of our sales in fiscal 1998. Due to the inherent uncertainties of litigation, we cannot be certain of the outcome of this lawsuit.

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

         On February 24, 2000, 3Com served an answer denying it has misappropriated our confidential information, know-how and trade secrets and, without specifying, asserted we have acted with unclean hands. This litigation is in the discovery phase and no trial date has been set by the trial court.

         On May 22, 2000, Analog Devices filed a complaint in the United States District Court for the District of Massachusetts asserting that we have infringed on one of their patents. On June 26, 2000, Analog Devices withdrew their complaint without prejudice before we were required to file a response.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 10, 2000, we issued 1,200 shares of our common stock to an employee pursuant to an exercise of stock options (with an exercise price of $0.12 per share) under our 2000 Stock Incentive Plan. This issuance was exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Rule 701 thereunder. We filed a Registration Statement on Form S-8 with respect to options and shares issuable under our 2000 Stock Incentive Plan and Employee Stock Purchase Plan with the Securities and Exchange Commission on June 16, 2000.

         Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.8 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.5 million. As of July 1, 2000, these proceeds were invested in government securities and other short-term, investment-grade, interest bearing instruments.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5   OTHER INFORMATION

         Not applicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibit is filed as part of this report:

                  10.19 Lease Agreement dated June 29, 2000 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture.

                  27.01    Financial Data Schedule (EDGAR version only)

         (b) There were no reports on Form 8-K filed during the quarter ended July 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SILICON LABORATORIES INC.


                                    By:       /s/ John W. McGovern
                                       -----------------------------------------
                                                 John W. McGovern
                                                VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

          July 17, 2000                      /s/ Navdeep S. Sooch
-------------------------------     --------------------------------------------
              Date                              Navdeep S. Sooch
                                                   CHAIRMAN AND
                                             CHIEF EXECUTIVE OFFICER

          July 17, 2000                      /s/ John W. McGovern
-------------------------------     --------------------------------------------
              Date                              John W. McGovern
                                                VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL ACCOUNTING OFFICER)