Form 10-Q
period 2000-09-30
SILICON LABORATORIES INC
filed 2000-10-16
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                              -------------------------------------------------

                                       or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
Commission file number:
                        -------------------------------------------------------

                            SILICON LABORATORIES INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                74-2793174
-------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

4635 Boston Lane, Austin, Texas                             78735
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (512) 416-8500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
             As of September 30, 2000, 47,745,621 shares of common
               stock of Silicon Laboratories Inc. were outstanding.

-------------------------------------------------------------------------------

                                                                                   PAGE
PART I.      FINANCIAL INFORMATION                                                NUMBER
Item 1       Financial Statements:


             Condensed Consolidated Balance Sheets at September 30, 2000 and
               January 1, 2000 ..................................................   3

             Condensed Consolidated Statements of Income for the
               three and nine months ended September 30, 2000 and
               October 2, 1999 --------------------------------------------------   4

             Condensed Consolidated Statements of Cash Flows for
               the nine months ended September 30, 2000 and
               October 2, 1999...................................................   5

             Notes to Condensed Consolidated Financial Statements................   6

Item 2       Management's Discussion and Analysis of
               Financial Condition and Results of Operations.....................   10

Item 3       Quantitative and Qualitative Disclosures About Market Risk..........   17

PART II. OTHER INFORMATION

Item 1       Legal Proceedings...................................................   29

Item 2       Changes in Securities and Use of Proceeds...........................   31

Item 3       Defaults Upon Senior Securities.....................................   31

Item 4       Submission of Matter to a Vote of Securities Holders................   31

Item 5       Other Information...................................................   31

Item 6       Exhibits and Reports on Form 8-K....................................   31

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                             SILICON LABORATORIES INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   SEPTEMBER 30,         JANUARY 1,
                                                                                       2000                 2000
                                                                                   -------------         ----------
                                                                                    (Unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents ...................................................       $  46,555          $   8,197
   Short-term investments ......................................................          43,411              6,509
   Accounts receivable, net of allowance for doubtful
     accounts of $758 at September 30, 2000 and $569 at
     January 1, 2000 ...........................................................          16,458             10,322
   Inventories .................................................................           6,929              2,837
   Deferred income taxes .......................................................           1,585                963
   Prepaid expenses and other ..................................................             816                435
                                                                                   -------------         ----------
Total current assets ...........................................................         115,754             29,263
Property, equipment and software, net ..........................................          21,737             12,350
Goodwill and other intangible assets ...........................................          40,193               --
Other assets ...................................................................             418                345
                                                                                   -------------         ----------
Total assets ...................................................................       $ 178,102          $  41,958
                                                                                   =============         ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................       $   7,422          $   7,374
   Accrued expenses ............................................................           5,082              1,083
   Deferred revenue ............................................................           2,510              1,006
   Current portion of long-term obligations ....................................           2,030              2,697
   Income taxes payable ........................................................             873              2,822
                                                                                   -------------         ----------
Total current liabilities ......................................................          17,917             14,982
Long-term debt and leases, net of current maturities ...........................           3,919              6,081
Other long-term obligations ....................................................           1,288                142
                                                                                   -------------         ----------
Total liabilities ..............................................................          23,124             21,205
Redeemable convertible preferred stock .........................................              --             12,750
   Stockholders' equity:
     Common stock--$.0001 par value; 250,000 and 52,000 shares
     authorized and 47,746 and 30,016 shares issued and outstanding at
     September 30, 2000 and January 1, 2000,
     respectively ..............................................................               5                  3
   Additional paid-in capital ..................................................         154,883             19,014
   Stockholder notes receivable ................................................          (1,472)            (1,472)
   Deferred stock compensation .................................................         (15,377)           (15,330)
   Retained earnings ...........................................................          16,939              5,788
                                                                                   -------------         ----------
Total stockholders' equity .....................................................         154,978              8,003
                                                                                   -------------         ----------
Total liabilities and stockholders' equity .....................................       $ 178,102          $  41,958
                                                                                   =============         ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SILICON LABORATORIES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          ------------------                 -----------------
                                                                      SEPTEMBER 30,     OCTOBER 2,      SEPTEMBER 30,     OCTOBER 2,
                                                                          2000             1999             2000             1999
                                                                        --------         --------         --------         --------
Sales ..........................................................        $ 29,427         $ 14,574         $ 73,400         $ 28,437
Cost of goods sold .............................................          10,130            4,582           25,277            9,862
                                                                        --------         --------         --------         --------
Gross profit ...................................................          19,297            9,992           48,123           18,575
Operating expenses:
   Research and development ....................................           5,263            2,109           13,290            5,000
   Selling, general and administrative .........................           5,128            2,105           12,702            4,737
   Write off of in-process research & development ..............             394               --              394               --
   Goodwill amortization .......................................           1,240               --            1,240               --
   Amortization of deferred stock compensation .................             884              254            2,451              403
                                                                        --------         --------         --------         --------
Operating expenses .............................................          12,909            4,468           30,077           10,140
                                                                        --------         --------         --------         --------
Operating income ...............................................           6,388            5,524           18,046            8,435
Other (income) and expenses:
   Interest income .............................................          (1,248)             (98)          (2,753)            (236)
   Interest expense ............................................             339              217              957              477
                                                                        --------         --------         --------         --------
Income before tax expense ......................................           7,297            5,405           19,842            8,194
Income tax expense .............................................           3,332            1,251            8,691            1,896
                                                                        --------         --------         --------         ---------
Net income .....................................................        $  3,965         $  4,154         $ 11,151         $  6,298
                                                                        ========         ========         ========         ========
Net income per share:
   Basic .......................................................        $   0.09         $   0.26         $   0.31         $   0.44
   Diluted .....................................................        $   0.08         $   0.09         $   0.23         $   0.14
Weighted average common shares outstanding:
   Basic .......................................................          43,917           15,902           36,119           14,378
   Diluted .....................................................          49,987           44,377           48,584           43,867


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                        -----------------
                                                                                  SEPTEMBER 30,     OCTOBER 2,
                                                                                      2000             1999
                                                                                 ---------------   -------------
OPERATING ACTIVITIES
Net income.....................................................................       $ 11,151        $ 6,298
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization expense ......................................          5,963          1,293
   Amortization of deferred stock compensation ................................          2,451            403
   Amortization of note/lease end-of-term interest
     payments .................................................................            242             62
   Compensation expense related to stock options, direct
     stock issuance, and warrants to non-employees ............................            153             16
   Investment interest receivable .............................................           (275)            19
   Changes in operating assets and liabilities:
     Prepaid expenses and other ...............................................           (252)           (96)
     Accounts receivable ......................................................         (5,947)        (5,290)
     Inventories ..............................................................         (3,556)          (577)
     Other assets .............................................................            (61)           (18)
     Accounts payable .........................................................         (1,709)         2,612
     Accrued expenses .........................................................          3,806            904
     Deferred revenue .........................................................          1,504            271
     Deferred income taxes ....................................................           (535)          --
     Income taxes payable .....................................................            (47)         1,773
                                                                                      --------        -------
Net cash provided by operating activities .....................................         12,888          7,670

INVESTING ACTIVITIES
Purchases of short-term investments ...........................................        (60,278)        (6,390)
Maturities of short-term investments ..........................................         23,651          2,891
Purchases of property and equipment ...........................................        (13,395)        (4,993)
Payment for software license ..................................................           (750)          --
Acquisition of Krypton, net of cash acquired ..................................        (13,285)          --
                                                                                      --------        -------
Net cash used in investing activities .........................................        (64,057)        (8,492)

FINANCING ACTIVITIES
Proceeds from long-term debt ..................................................          3,532          2,383
Payments on long-term debt ....................................................         (5,997)          (458)
Proceeds from credit facility .................................................           --            1,100
Payments on credit facility ...................................................           --           (1,100)
Proceeds from equipment lease financing .......................................           --            1,242
Payments on capital leases ....................................................           (364)          (331)
Proceeds from exercise of warrants ............................................            100             --
Net proceeds from initial public offering of common stock .....................         90,646             --
Net proceeds from exercises of stock options ..................................          1,610             57
                                                                                      --------        -------
Net cash provided by financing activities .....................................         89,527          2,893
                                                                                      --------        -------
Increase in cash and cash equivalents .........................................         38,358          2,071
Cash and cash equivalents at beginning of period ..............................          8,197          2,867
                                                                                      --------        -------
Cash and cash equivalents at end of period ....................................       $ 46,555        $ 4,938
                                                                                      ========        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid..................................................................       $    706        $   386
                                                                                      ========        =======
Income taxes paid .............................................................       $  9,170        $   123
                                                                                      ========        =======

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
              THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

1.       Significant Accounting Policies

Basis of Presentation

         The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Silicon Laboratories Inc. and its subsidiary (collectively, the "Company") at September 30, 2000 and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2000 and October 2, 1999. All intercompany accounts and transactions have been eliminated. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Inventories

         Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

                                          SEPTEMBER 30,    JANUARY 1,
                                             2000             2000
                                         --------------    -----------
Work in progress................             $4,775          $  1,902
Finished goods..................              2,154               935
                                     --------------       ------------
                                             $6,929         $  2,837
                                     ===============      ============

Stock Based Compensation

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The interpretation has been applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements

                            SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. The adoption of this pronouncement had no impact on the earnings or the financial condition of the Company.

Other Comprehensive Income

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no material differences between net income and comprehensive income during any of the periods presented.

Earnings Per Share

         The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 ------------------          -----------------
                                                             SEPTEMBER 30,  OCTOBER 2,    SEPTEMBER 30,  OCTOBER 2,
                                                                 2000          1999            2000        1999
                                                             ------------- ------------   ------------- -----------
Net income                                                         $3,965       $4,154         $11,151      $6,298

Basic:
   Weighted-average shares of common stock outstanding             47,496       29,120          42,162      28,971
   Weighted-average shares of common stock subject to repurchase   (3,579)     (13,218)         (6,043)    (14,593)
                                                                ----------   ---------      ----------    --------
   Shares used in computing basic net income per share             43,917       15,902          36,119      14,378

Effect of dilutive securities:
   Weighted-average shares of common stock subject to repurchase    3,506       13,111           5,932      14,425
   Convertible preferred stock and warrants                           115       13,967           4,281      13,957
   Stock options                                                    2,449        1,397           2,252       1,107
                                                                ----------   ---------      ----------    --------
   Shares used in computing diluted net income per share           49,987       44,377          48,584      43,867
                                                                ==========   =========      ==========    ========

Basic net income per share                                          $0.09        $0.26           $0.31       $0.44

Diluted net income per share                                        $0.08        $0.09           $0.23       $0.14

                            SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.   Acquisition of Krypton Isolation, Inc.

         On August 9, 2000, the Company consummated a merger with Krypton Isolation, Inc. (Krypton), a company specializing in patented total solid state all-silicon Data Access Arrangement, or DAA, devices. The purchase price of $42.0 million consisted of $15.0 million in cash, 384,100 shares of the Company's common stock valued at $21.9 million, 90,449 options to purchase the Company's common stock valued at $4.8 million, and direct acquisition costs of $0.3 million. The direct acquisition costs consist primarily of legal, accounting, and appraisal fees incurred by the Company that are directly related to the merger. There can be no assurance that the Company and Krypton will not incur additional charges related to the merger or that management will be successful in its efforts to integrate the operations of the two companies. To determine the value associated with the stock and stock option portion of the consideration paid to Krypton shareholders, management used the average of the closing prices of the Company's common stock for the three days before and after the measurement date, August 4, 2000, in accordance with Emerging Issues Task Force (EITF) 99-12 ACCOUNTING FOR
FORMULA ARRANGEMENTS UNDER EITF 95-19, DETERMINATION OF THE MEASUREMENT DATE FOR THE MARKET PRICE OF ACQUIRER SECURITIES ISSUED IN A PURCHASE BUSINESS COMBINATION. The average of these closing prices was $56.96. The number of shares tendered was based on the average of the closing prices of the Company's common stock in the ten trading days ending on August 4, 2000 in accordance with the terms of the agreement.

         The acquisition of Krypton is being accounted for under the purchase method of accounting. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

                                                                                           Amortization
                                                                                              Period
                                                                                         ------------------
            Intangibles:
                Workforce                                                   $      214        3 years
                Customer base                                                    1,006        5 years
                Acquired technology                                                952       4-7 years
                Patents                                                            120        3 years
                Goodwill                                                        37,229        5 years
                                                                           -------------
                                                                                39,521

            Net fair value of tangible assets acquired and liabilities
               assumed                                                           2,415
            Net deferred tax liabilities assumed                                  (373)
            Deferred stock compensation                                             35
            In-process research and development                                    394
                                                                           -------------
            Total purchase price                                              $ 41,992
                                                                           =============

         Since this acquisition was accounted for using the purchase method, the results of operations of Krypton have been included with those of the Company subsequent to the acquisition date, August 9, 2000. The following presents the unaudited pro forma combined results of operations of the Company with Krypton for the nine month periods ended September 30, 2000 and October 2, 1999, after giving effect to certain pro forma adjustments, as if Krypton has been acquired as of the beginning of the respective fiscal years. The unaudited pro forma financial information for the nine months ended September 30, 2000 combines the unaudited historical results of operations of the Company for the nine months ended September 30, 2000 and the unaudited historical results of operations of Krypton for the nine months ended July 31, 2000. The unaudited pro forma financial information for the nine months ended October 2, 1999 combines the unaudited results of operations for the nine months ended October 2, 1999 for the Company, and the unaudited results of operations for the nine months ended July 31, 1999 for Krypton. (in thousands, except per share data)

                                                        NINE MONTHS          NINE MONTHS
                                                           ENDED                ENDED
                                                     SEPTEMBER 30, 2000     OCTOBER 2, 1999
                                                    -------------------- ---------------------
           Sales                                         $  74,280              $  29,852
           Net income (loss)                                (1,834)                   258
           Diluted net income (loss) per share           $   (0.04)              $   0.01

         The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been consummated at the beginning of the respective fiscal years, nor is it necessarily indicative of future operating results or financial position of the Company.

         Approximately $394,000 of the purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transaction. The proforma adjustments do not include a charge for this expense as it does not have a continuing impact on the operations of the Company. Further, the unaudited pro forma financial information does not include the realization of cost savings from operating efficiencies, synergies or other restructurings that may result from the merger.

3.       Stockholders' Equity

         During the quarter ended September 30, 2000, the Company recorded deferred stock compensation of $1,669,000 in connection with nonqualified stock options granted during the quarter at an exercise price lower than the fair market value of the common stock on the date of grant. The deferred stock compensation is being amortized over the vesting periods of the applicable options. Amortization of deferred stock compensation resulted in expense of $884,000 and $2,451,000 for the three and nine months ended September 30, 2000 related to options granted and direct issuances either in such quarter or in prior periods.

         In March 2000, the Company completed its initial public offering (the "Offering") of 3,680,000 shares of its Common Stock. Of these shares, the Company sold 3,200,000 shares (including 480,000 shares issued in connection with the exercise of the underwriters' over-allotment option), and selling shareholders sold 480,000 shares, at a price of $31.00 per share. The Company received aggregate proceeds from the Offering of $90,646,000 in cash (net of underwriting discounts and commissions and estimated offering costs). Upon consummation of the Offering, all outstanding shares of the Company's Convertible Preferred Stock were automatically converted into an aggregate of 13,884,190 shares of Common Stock.

4.       Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, THE PRIOR QUARTERLY REPORTS ON FORM 10-Q FILED JULY 17, 2000 AND APRIL 26, 2000,FORM 8-K FILED AUGUST 11, 2000 AND FORM 8-K/A FILED SEPTEMBER 8, 2000, AND THE SILICON LABORATORIES' PROSPECTUS DATED MARCH 23, 2000. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN SILICON LABORATORIES' PROSPECTUS DATED MARCH 23, 2000, PRIOR QUARTERLY REPORTS ON FORM 10-Q FILED JULY 17, 2000 AND APRIL 26, 2000, AND PRIOR CURRENT REPORTS ON FORM 8-K AND 8-K/A FILED AUGUST 11, 2000 AND SEPTEMBER 8, 2000. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. OUR THIRD QUARTER OF FISCAL YEAR 2000 ENDED SEPTEMBER 30, 2000. OUR THIRD QUARTER OF FISCAL YEAR 1999 ENDED OCTOBER 2, 1999. ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

     Silicon Laboratories designs and develops proprietary, analog-intensive, mixed-signal integrated circuits, or ICs, for the rapidly growing communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to their end-user customers. We currently offer ICs that can be incorporated into communications devices, such as modems and cellular phones, as well as cable and satellite set-top boxes, credit card verification machines, automated teller machines, network access equipment, remote gaming devices and high speed optical networking equipment.

     Our company was founded in 1996. Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 240 employees at September 30, 2000 from 148 at the end of fiscal 1999, 42 at the end of fiscal 1998, and 17 at the end of fiscal 1997. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

     Our first IC product, the direct access arrangement, or DAA, had its first commercial shipment in April 1998. Based on the success of our DAA products, we became profitable in the fourth quarter of fiscal 1998 and have been profitable in each succeeding quarter through the quarter ended September 30, 2000. Substantially all of our sales to date have been derived from sales of our various DAA products and we expect to remain dependent on continued sales of DAA products for a majority of our sales until we are able to diversify sales with new products.

     To date, a majority of our sales have been generated through our direct sales force. In fiscal 1998, we began to establish a network of independent sales representatives and distributors worldwide to support our sales and marketing activities. We anticipate that sales to these representatives and distributors will increase as a percentage of our sales in future periods. However, we expect to continue to experience significant customer concentration in direct sales to key customer accounts until we are able to diversify sales with new customers.

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

AMORTIZATION OF DEFERRED STOCK COMPENSATION. In connection with the grant of stock options and direct issuances of stock to our employees prior to our initial public offering, we recorded deferred stock compensation of approximately $16.3 million, representing, for accounting purposes, the difference between the exercise price of option grants, or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. Since the initial public offering, we have recorded additional deferred stock compensation of $2.5 million on the same basis. The deferred stock compensation is amortized over the vesting period of the applicable options or shares, generally five to eight years. The amortization of deferred stock compensation is recorded as an operating expense.

INTEREST INCOME. Interest income reflects interest earned on average cash and cash equivalents and investment balances.

INTEREST EXPENSE. Interest expense consists of interest on our long-term debt and capital lease obligations.

INCOME TAX EXPENSE. We accrue a provision for federal and state income tax at the Company's estimated effective tax rate.

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations data as a percentage of sales for the periods indicated:

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          ------------------             -----------------
                                                       SEPTEMBER 30,  OCTOBER 2,    SEPTEMBER 30,  OCTOBER 2,
                                                           2000         1999            2000          1999
                                                           ----         ----            ----          ----
                                                                             (Unaudited)
Sales ..............................................       100.0%       100.0%         100.0%        100.0%
Cost of goods sold .................................        34.4         31.4           34.4          34.7
                                                           --------------------       ---------------------
Gross profit .......................................        65.6         68.6           65.6          65.3

Operating expenses:
  Research and development .........................        17.9         14.5           18.1          17.6
  Selling, general and administrative ..............        17.4         14.4           17.3          16.7
   Write off of in-process research & ..............         1.3           --            0.5           --
  development
   Goodwill amortization ...........................         4.2           --            1.7           --
  Amortization of deferred stock compensation ......         3.0          1.7            3.3           1.4
                                                            ------------------         --------------------
Operating expenses .................................        43.9         30.7           41.0          35.7

Operating income ...................................        21.7         37.9           24.6          29.7

Interest income ....................................        (4.2)        (0.7)          (3.8)         (0.8)
Interest expense ...................................         1.2          1.5            1.3           1.7
Income before tax expense ..........................        24.8         37.1           27.0          28.8
Income tax expense .................................        11.3          8.6           11.8           6.7
                                                            ------------------         -------------------
Net income .........................................        13.5%        28.5%          15.2%         22.1%
                                                            ==================         ===================

         COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE AND NINE MONTHS ENDED OCTOBER 2, 1999

SALES. Sales for the three months ended September 30, 2000 were $29.4 million, an increase of $14.9 million or 102% from sales of $14.6 million in the three months ended October 2, 1999. Sales for the nine months ended September 30, 2000 were $73.4 million, an increase of $44.9 million or 158% from sales of $28.4 million in the nine months ended October 2, 1999. The increases were principally attributable to the continued strong acceptance of our DAA family of products, including our international DAA products. Sales from other non-DAA products such as the ISOmodem, the ProSLIC and the RF Synthesizer contributed to more than 15% of sales revenue for the quarter ended September 30, 2000. The increases reflected both an increase in the number of customers that purchased our IC products and an increase in the volume that those customers bought.

GROSS PROFIT. Gross profit for the three months ended September 30, 2000 was $19.3 million or 65.6% of sales, an increase of $9.3 million as compared with gross profit of $10.0 million or 68.6% of sales in the three months ended October 2, 1999. Gross profit for the nine months ended September 30, 2000 was $48.1 million or 65.6% of sales, an increase of $29.6 million as compared with gross profit of $18.6 million or 65.3% of sales in the nine months ended October 2, 1999. The increases in gross profit in both cases were primarily due to the substantial increase in sales volume and the increased utilization of less expensive internal testing of product. These factors were partially offset by higher depreciation expense related to significantly higher internal test floor capacity. Our gross margins may decline due to the expected introduction of competitive products to the market and increased demand for silicon wafer capacity within the semiconductor industry generally. However, the impact of these factors on our gross margins may be offset by increased sales of newly introduced products. We expect many of our new products will have larger gross margins than products which have been in the market for longer periods of time and that face greater competition as a result.

RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended September 30, 2000 was $5.3 million or 17.9% of sales, an increase of $3.1 million or 150% as compared with research and development expense of $2.1 million or 14.5% of sales for the three months ended October 2, 1999. Research and development expense for the nine months ended September 30, 2000 was $13.3 million or 18.1% of sales, an increase of $8.3 million or 166% as compared with research and development expense of $5.0 million or 17.6% of sales for the nine months ended October 2, 1999. The increase in the dollar amount of research and development expense was principally due to continued product development activities, significant increases in new product development initiatives, and increased spending to develop test methodologies for new products. The decrease in research and development expense as a percentage of sales reflected our modest sales in the three and nine months ended October 2, 1999 as compared to substantial sales growth in the three and nine months ended September 30, 2000. We expect that research and development expense will increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of sales due to significant changes in our sales volume and new product development initiatives.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $3.0 million or 144%, to $5.1 million in the quarter ended September 30, 2000 from $2.1 million in the quarter ended October 2, 1999, and represented 17.4% of sales in the quarter ended September 30, 2000 and 14.4% of sales in the quarter ended October 2, 1999. Selling, general and administrative expense for the nine months ended September 30, 2000 was $12.7 million or 17.3% of sales, an increase of $7.9 million or 168% as compared with selling, general and administrative expense of $4.7 million or 16.7% of sales for the nine months ended October 2, 1999. The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing. Additionally, we incurred $1.0 million and $2.3 million in patent litigation expenses in the three months and nine months ended September 30, 2000 related to a lawsuit we filed against Analog Devices and 3Com on January 12, 2000 (See "Part II, Other Information, Item 1. Legal Proceedings"). We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. We also expect our legal expenses to continue as a result of our pending lawsuit against Analog Devices and 3Com. This lawsuit may also cause our sales to 3Com to decline. 3Com accounted for 8% of our sales in the nine months ended September 30, 2000. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of sales because of (1) the likelihood that indirect distribution channels, which entail the payment of commissions, will account for a larger portion of our sales in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future sales volume.

AMORTIZATION OF DEFERRED STOCK COMPENSATION. We have recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $0.9 million and $2.5 million for the three and nine months ended September 30, 2000 as compared to $0.3 million and $0.4 million for the three and nine months ended October 2, 1999.

INTEREST INCOME. Interest income for the three and nine months ended September 30, 2000 was $1.2 million and $2.8 million as compared to $0.1 million and $0.2 million for the three and nine months ended October 2, 1999. The net proceeds from our initial public offering of our common stock, which were received on March 29, 2000, contributed to the increase in interest income.

INTEREST EXPENSE. Interest expense for the three and nine months ended September 30, 2000 was $0.3 million and $1.0 million as compared to $0.2 million and $0.5 million for the three and nine months ended October 2, 1999. The increase in interest expense was primarily due to higher levels of debt during the year and lease financing used to finance capital expenditures, particularly relating to the acquisition of IC testing equipment and leasehold improvements.

INCOME TAX EXPENSE. Our effective tax rate was 45.7% and 43.8% for the three and nine months ended September 30, 2000 as compared to 23.1% in both the three months and nine months ended October 2, 1999. Our pro forma tax rate after excluding the amortization of deferred stock compensation, write off of in-process research and development and goodwill amortization all of which are not tax deductible, would be 34.0% and 36.3% for the three and nine months ended September 30, 2000. The lower effective tax rate in 1999 also reflected net operating loss tax carryforwards that were available from our development stage operations which were used to offset a portion of our tax liability during the three and nine months ended October 2, 1999. These net operating loss tax carryforwards were fully utilized during fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity as of September 30, 2000 consisted of $90 million in cash, cash equivalents and short-term investments and our bank credit facilities.

     Our bank credit facilities include a revolving line of credit available for borrowings and letters of credit of up to the lesser of $5.0 million or 80.0% of eligible accounts receivable and a separate letter of credit facility for $0.4 million related to a building lease. At September 30, 2000,
(1) a letter of credit for $0.5 million related to a building lease was outstanding under the revolving line of credit and (2) the separate letter of credit for $0.4 million was outstanding. At September 30, 2000, $4.5 million was available under the revolving line of credit.

     Borrowings under the revolving line of credit bear interest at the bank's prime rate, which was 9.5% at September 30, 2000, and are payable at annual renewal of the line. All bank facilities are secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property). The line of credit and the separate letter of credit facility contain provisions that prohibit the payment of cash dividends and require the maintenance of tangible net worth and compliance with financial ratios, which measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations. Any default on one of the bank facilities will cause all of the bank facilities to be in default under these agreements.

     We also have entered into agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. At September 30, 2000, the amount outstanding under these agreements was $5.9 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.1 million) ranging from 12.5% to 14.6% per annum and is secured by a security interest in specific items, principally comprised of test equipment, and is repayable over approximately the next four years.

     Prior to receiving the net proceeds from our initial public offering, we funded our operations primarily through sales of preferred stock which resulted in gross aggregate proceeds to us of approximately $12.8 million, and debt financing under the credit and lease obligations described above and cash from operations. We raised $90.6 million through our initial public offering in March 2000. During the nine months ended September 30, 2000, cash provided by operating activities was $12.9 million as compared to cash provided by operating activities of $7.7 million during the nine months ended October 2, 1999.

     Due to the nature of our business, we experience working capital needs in the areas of accounts receivable and inventory. Typically, we bill our customers on an open account basis on net 30 day payment terms or other specific terms that may vary from account to account as individually negotiated with customers. As of September 30, 2000, we had an accounts receivable balance of $16.5 million dollars. If sales levels were to increase, it is likely that the level of receivables would also increase. In the event that customers delayed their payments to us, the levels of accounts receivable would also increase. In the area of inventory, we find that in order to maintain an adequate supply of product to customers, we must carry a certain level of inventory. This inventory level may vary based principally upon either orders received from customers or our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels. As of September 30, 2000, we had inventory of $6.9 million which we deemed adequate to address these inventory considerations.

     Capital expenditures were $13.4 million for the nine months ended September 30, 2000 and $5.0 million in the nine months ended October 2, 1999. The expenditures in the recent quarter were incurred to purchase semiconductor test equipment, design software and engineering tools, other computer equipment, leasehold improvements and software to support our business expansion. We anticipate capital expenditures in the remainder of fiscal 2000 of approximately $3.5 million primarily to fund test floor operations and capital expenditures associated with expanded engineering product development activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Stock Based Compensation

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. The interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The interpretation has been applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. The adoption of this pronouncement had no impact on the earnings or the financial condition of the Company.

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

     In fiscal 1999, our four largest customers, in the aggregate, accounted for approximately 92% of our sales. Of these customers, PC-Tel accounted for 62%, SmartLink for 12%, 3Com for 10% and Motorola for 8% of our fiscal 1999 sales. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our integrated circuit, or IC, products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

     - we do not have any material long-term purchase arrangements with these or any of our other customers;

     - substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty; and

     - some of our customers have sought or are seeking relationships with current or potential competitors which may affect our customers' purchasing decisions.

     While we have been the sole supplier of the direct access arrangement, or DAA, IC used in PC-Tel's products, we believe PC-Tel may seek to qualify alternative sources in the future in order to diversify its supplier base which would increase its negotiating leverage with us and protect its ability to secure DAA components. We have a volume purchase agreement with PC-Tel, but the agreement does not require PC-Tel to purchase any minimum number of units from us during fiscal 2000. We believe that any second source of DAA ICs for PC-Tel could have an adverse effect on the prices we are able to charge PC-Tel and the volume of DAA ICs that we sell to PC-Tel, which would negatively affect our sales and operating results.

     On January 12, 2000, we filed a lawsuit against Analog Devices and 3Com claiming that Analog Devices has infringed, and is continuing to infringe, one of our issued U.S. patents with respect to our DAA technology and that Analog Devices and 3Com have misappropriated our confidential information, know-how and trade secrets. On February 24, 2000, 3Com filed an answer denying it has misappropriated our confidential information, know how and trade secrets and, without specifying, asserted we have acted with unclean hands. On August 11, 2000, we amended the original patent infringement claim against Analog Devices to include 3Com. On August 22, 2000, we amended the claim to include patent infringement on a recently issued related patent against both Analog Devices and 3Com. On September 6, 2000, Analog Devices and 3Com answered our amended complaints, denying that our patent is valid and infringed and asserting additional defenses and counterclaims. On September 26, 2000, we replied to Analog Devices' and 3Com's counterclaims denying the assertions of invalidity, unenforceability and noninfringement. Although 3Com, which is one of our key customers, may decide to cease purchasing direct access arrangement ICs from Analog Devices as a result of this suit, it is possible that 3Com may respond by ceasing its purchase of our DAA products. The loss of sales to 3Com could have a material adverse effect on our sales and operating results. 3Com accounted for 8% of our sales during the nine months ended September 30, 2000.

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

      A significant majority of our sales to date have been derived from sales of our DAA family of ICs. Until we are able to diversify our sales through the introduction of new products, we will continue to rely on sales of our DAA products. Reduced market acceptance of our DAA products or the introduction of products with superior price/performance characteristics by our competitors could significantly reduce our sales. In addition, substantially all of our DAA products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.

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

     We currently sell only our DAA products in commercial quantities. Our future success will depend on our ability to reduce our dependence on our DAA products by developing new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we occasionally have experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

     - changing requirements of customers within the wireline, wireless communications and optical networking markets;

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

     We cannot provide any assurance that new products which we recently have developed or may develop in the future will achieve market acceptance. We have recently introduced to market four new ICs:

     - an RF synthesizer, which is used to generate high frequency signals that are used in wireless communications systems to select a particular radio channel;

     - an ISOmodem, which is a miniaturized modem that can be embedded in electronic devices with low transmission requirements, such as credit card verification devices, to provide quick network access;

     - a ProSLIC product, which provides dial tone, busy tone, caller ID and ring signal functions at the source end of the telephone; and

     - a high speed optical network product, which is a fully integrated low-power clock and data recovery circuit designed for SONET/ATM routers, multiplexers, digital cross connects and optical transceiver modules.

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

     -    limited warranties on wafers or products supplied to us; and

     -    potential increases in prices.

     We currently do not have long-term supply contracts with any of our third-party vendors, and therefore, they are not obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Although we believe that other semiconductor foundries or assembly contractors can adequately address our needs, we expect that it would take approximately two to nine months to transition performance of these services from our current providers to new providers. Such a transition may also require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we inaccurately forecast demand for our products, we may be unable to obtain adequate foundry or assembly capacity from our third-party contractors to meet our customers' delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and therefore, were unable to benefit from this incremental demand. None of our third-party foundry or assembly contractors have provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

     As part of our growth strategy, we will continue to evaluate opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. On August 9, 2000, we completed the acquisition of Krypton Isolation, Inc. for $42 million in cash and common stock. These acquisitions and any other potential future acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

     In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce. For example, Rockwell's restructuring led to the creation of Conexant which is a significant competitor. Additionally, Siemens spun off its semiconductor business to create a more focused company named Infineon Technologies. In July 2000, Lucent Technologies announced its plans to spin off its microelectronics business with includes the optoelectronics components and integrated circuits division, into a separate company in order to accelerate the growth of the business and alleviate strategic conflicts with Lucent's competitors. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

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

     Our ICs are used as components in communications devices in the wireline, wireless and optical networking markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. In the first nine months of fiscal 2000, our research and development expense was $13.2 million, which represented 18.1% of our sales compared to $5.0 million, or 17.6% of our sales for the first nine months of fiscal year 1999. A number of large companies in the wireline, wireless and optical networking industries are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We have introduced to market a RF synthesizer product for use in cellular phones operating on the Global System for Mobile Communications, or GSM, standard. The RF synthesizer is also compatible with General Packet Radio Service, which is the emerging data communications protocol for GSM based cellular phones. We cannot be certain whether manufacturers of cellular phones using these standards will incorporate our RF synthesizer or that these standards will not change, thereby making our products unsuitable or impractical. In the area of Optical Networking, our recently introduced clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET. Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in the inability to sell these products.

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

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

     In 1999, approximately 74% of our final product test operations were performed in-house. The balance of the final testing of our products is provided by our contract manufacturers or other third parties. During the three and nine months ended September 30, 2000, substantially all of our final product test operations were performed in-house. While we believe performing this testing in-house provides us with advantages in terms of lower per unit cost, quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from replacing our outside vendors with internal final testing. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

     During the past 21 months, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 240 employees at September 30, 2000. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

     On January 12, 2000, we filed a lawsuit against Analog Devices and 3Com claiming that Analog Devices has infringed, and is continuing to infringe, one of our issued U.S. patents with respect to our DAA technology and that Analog Devices and 3Com have misappropriated our confidential information, know-how and trade secrets. On January 26, 2000, Analog Devices served an answer denying that it has misappropriated our confidential information, know-how and trade secrets and brought a counterclaim against us seeking a declaratory judgment that our issued U.S. patent is invalid and unenforceable and that Analog Devices has not infringed our issued U.S. patent. We filed a reply to Analog Devices' counterclaim asserting that our issued U.S. patent is valid and enforceable and that Analog Devices has infringed our issued U.S. patent. On February 24, 2000, 3Com served an answer denying it has misappropriated our confidential information, know-how and trade secrets and, without specifying, asserted we have acted with unclean hands. On August 11, 2000, we amended the original patent infringement claim against Analog Devices to include 3Com. On August 22, 2000, we amended the claim to include patent infringement on a recently issued related patent against both Analog Devices and 3Com. On September 6, 2000, Analog Devices and 3Com answered our amended complaints, denying that our patent is valid and infringed and asserting additional defenses and counterclaims. On September 26, 2000, we replied to Analog Devices' and 3Com's counterclaims denying the assertions of invalidity, unenforceability and noninfringement. Our lawsuit will involve significant expense and divert our management's time and attention from other aspects of our business. The lawsuit may also damage our business relationship with 3Com which accounted for 8% of our sales in the nine months ended September 30, 2000, 10% of our sales in fiscal 1999 and 20% of our sales in fiscal 1998. Due to the inherent uncertainties of litigation, we cannot be certain of the outcome of this lawsuit.

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


RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

     The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, including wireline, wireless and other communications markets, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with Advanced Micro Devices, Analog Devices, Conexant, Delta Integration, Fujitsu, Infineon Technologies, National Semiconductor, Philips and Texas Instruments, among others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Intel, Lucent and Motorola, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

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

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On January 12, 2000, we filed a lawsuit against Analog Devices and 3Com in the United States District Court for the Western District of Texas (Austin Division). The complaint asserts that Analog Devices has infringed, and is continuing to infringe, on our U.S. Patent 5,870,046, entitled "Analog Isolation System With Digital Communication Across A Capacitive Barrier," by making, using, selling, offering to sell and/or importing silicon DAAs that embody or use inventions claimed by our patent. The complaint also asserts, among other things, that Analog Devices and 3Com have misappropriated our confidential information, know-how and trade secrets relating to our DAA technology, tortuously interfered with our business relations with our existing and prospective customers, and been unjustly enriched by this misappropriation. The suit seeks unspecified damages from Analog Devices, including damages for willful infringement of our patent, and an injunction prohibiting Analog Devices from infringing our patent. In addition, the suit seeks unspecified damages, including punitive damages and attorneys' fees arising, among other things, out of the misappropriation, tortious interference and unjust enrichment, and an injunction prohibiting Analog Devices and 3Com from designing, manufacturing, reproducing, using or selling any ICs, modems or other products the conception, design or development of which was based on our confidential information, know-how and trade secrets.

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

         On August 11, 2000, the Company filed an Amended Complaint in this action to add a count for infringement of the Company's `046 patent against 3Com Corporation. The Amended Complaint avers that 3Com also has infringed the `046 patent by making, using, selling, offering for sale and/or importing modems that contain certain silicon DAA integrated circuits and chipsets. The complaint seeks a preliminary and permanent injunction and unspecified damages.

         On August 22, 2000, the Company filed a Second Amended Complaint to add a count for infringement of the Company's Scott et al. United States patent 6,107,948 (the `948 patent) against both Analog Devices and 3Com Corporation. The amended complaint avers, inter alia, that Analog Devices has infringed the `948 patent by making, using, selling, offering for sale and/or importing certain silicon DAA integrated circuits and chipsets, and that 3Com has infringed the `948 patent by making, using, selling, offering for sale and/or importing modems that contain those same silicon DAA integrated circuits and chipsets. The complaint seeks a preliminary and permanent injunction and unspecified damages.

         On September 6, 2000, Analog Devices and 3Com answered the Company's amended complaints. Analog Devices denied that the `948 patent is valid and infringed and asserted additional defenses and counterclaims. Analog Devices also counterclaimed for a declaratory judgment that the `948 patent is invalid and unenforceable, and not infringed. 3Com denied that the `046 and `948 patents are valid and infringed and asserted additional defenses and counterclaims. 3Com also counterclaimed for a declaratory judgement that the `046 and `948 patents are invalid and unenforceable, not infringed.

         On September 26, 2000, the Company filed replies to Analog Devices' and 3Com's counterclaims, denying Analog Devices' and 3Com's assertions of invalidity, unenforceability and noninfringement.

         The parties are conducting discovery, and the Court has set this case for trial in March 2001. At present, we are unable to predict the outcome of this matter.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 9, 2000, we issued 384,100 shares of Silicon Laboratories common stock in exchange for the outstanding capital stock of Krypton Isolation, Inc. The issuance of Silicon Laboratories common stock in connection with the acquisition of Krypton was deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Section 3(a)(10) thereof, pursuant to a fairness hearing conducted by the California Department of Corporations.

         Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.7 million. We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation Inc. on August 9, 2000. Another $4.3 million was used to pay off the equipment loans at Imperial Bank. As of September 30, 2000, the remaining proceeds were invested in government securities and other short-term, investment-grade, interest bearing instruments.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

ITEM 5            OTHER INFORMATION

                  Not applicable

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  The following exhibit is filed as part of this report:

                      2.1 Merger Agreement and Plan of Reorganization dated as of June 22, 2000, by and among Silicon Labs, Karst Corporation, a California corporation and wholly-owned subsidiary of Silicon Labs, and Krypton Isolation, Inc., a California corporation, and with respect to Section 7.2 of the Merger Agreement only, Charles Welch, a Shareholder
                            Agent, is incorporated herein by reference to
                            Exhibit 2.1 to our Current report on Form 8-K filed with the SEC on August 11, 2000

                     27.01  Financial Data Schedule (EDGAR version only)

                  (b) During the quarter ended September 30, 2000, we filed the following Current Reports on Form 8-K:

                     1. We filed a Form 8-K on August 11, 2000 (Item 2) announcing the completion of the Krypton acquisition

                     2. We filed a Form 8-K/A on September 8, 2000 (Item 7) including the required financial statements with respect to the Krypton acquisition

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILICON LABORATORIES INC.


                                        By: /s/ John W. McGovern
                                           ---------------------------------
                                                   John W. McGovern
                                                  VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER



         10/16/2000                       /s/ Navdeep S. Sooch
-------------------------------          -----------------------------------
            Date                                   Navdeep S. Sooch
                                                     CHAIRMAN AND
                                               CHIEF EXECUTIVE OFFICER



         10/16/2000                       /s/ John W. McGovern
-------------------------------          -----------------------------------
            Date                                  John W. McGovern
                                                 VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL ACCOUNTING OFFICER)