Form 10-K
period 2000-12-30
SILICON LABORATORIES INC
filed 2001-01-22
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

   /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

   For the yearly period ended       December 30, 2000
                                   ---------------------------------------------

                                                  Or

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

          EXCHANGE ACT OF 1934

For the transition period from                     to
                                 -----------------     -------------------------
Commission file number:
                              --------------------------------------------------

                            SILICON LABORATORIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         74-2793174
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

4635 Boston Lane, Austin, Texas                                   78735
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (512) 416-8500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / / Yes / / No

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $215,114,889 as of December 30, 2000, based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 48,237,230 shares of the Registrant's common stock issued and outstanding as of January 17, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                           SILICON LABORATORIES, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.

   ITEM 1.  Business and Factors Affecting Future Operating Results.........  1
   ITEM 2.  Properties...................................................... 22
   ITEM 3.  Legal Proceedings............................................... 22
   ITEM 4.  Submission of Matters to a Vote of Security Holders............. 23

PART II.

   ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
                Matters..................................................... 23
   ITEM 6.  Selected Consolidated Financial Data............................ 24
   ITEM 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................... 25
   ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk...... 31
   ITEM 8.  Financial Statements and Supplementary Data..................... 31
   ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 31

PART III.

   ITEM 10. Directors and Executive Officers of the Registrant.............. 31
   ITEM 11. Executive Compensation.......................................... 31
   ITEM 12. Security Ownership of Certain Beneficial Owners and Management.. 32
   ITEM 13. Certain Relationships and Related Transactions.................. 32

PART IV.

   ITEM 14. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K................................................. 32

PART I

Item 1.  Business

GENERAL

    Silicon Laboratories Inc. designs, manufactures and markets proprietary high-performance mixed-signal integrated circuits (ICs) for the wireless, wireline and optical communications industries. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components of numerous communications products, including wireless phones, cable and satellite set-top boxes, modems and fax machines. To develop our business rapidly, we initially focused our efforts on developing ICs for the personal computer modem market. We are now applying our mixed-signal and communications expertise to the development of ICs for other high growth communications devices such as wireless telephones and optical network applications. Our world-class, mixed-signal design engineers use standard complementary metal oxide semiconductor, or CMOS, technology to create innovative ICs that can dramatically reduce the cost, size and system power requirements of devices that our customers sell to their end-user customers. Our expertise in analog CMOS and mixed-signal IC design allows us to develop new and innovative products rapidly, which enables our customers to improve their time-to-market with end products that respond to consumer demand in the communications industry.

INDUSTRY BACKGROUND

    According to Dataquest, the overall worldwide analog and mixed-signal IC market, which includes as a subset the mixed-signal communications IC markets that we target, surpassed $21.2 billion in 1998 and is expected to grow to more than $39.1 billion by 2003. This growth is being driven in part by the demand for communications services, which has increased at a rapid rate in recent years due to a number of factors, including the growth of Internet usage, development of new communications technologies, availability of improved communications services at lower costs, broad deployment of optical networks and remote access requirements for corporate networks. This demand has fueled tremendous growth in the number of wireless and wireline communications devices and optical networking applications. For example, in wireless markets, the demand for wireless phones and other wireless devices, such as pagers and personal digital assistants, has grown rapidly as digital wireless services have become increasingly popular and affordable. In wireline markets, demand has increased for communications capabilities in a wide range of products, including personal computers, cable and satellite set-top boxes, fax machines, credit card verification machines, automated teller machines and remote gaming systems. The demand for greater and faster Internet access by households and businesses has increased the need to significantly upgrade the communications backbone to handle this traffic, increasing the need for smaller, faster and better performing optical networking systems that route this traffic.

    Digital communications devices typically require mixed-signal circuits that provide analog-to-digital functionality to access the communications networks to which they are connected. Traditional designs for communications devices have used mixed-signal circuits built with numerous discrete analog and digital components. While these traditional designs provide the required functionality, they can be inefficient and inadequate for use in markets where size, price and performance are increasingly important product differentiators. In order to improve their competitive position, communications device manufacturers need advanced mixed-signal ICs that reduce the number of discrete components and required board space to create smaller products with improved price/performance characteristics. Additionally, these manufacturers require programmable ICs that can be reconfigured to comply with numerous and constantly evolving international communications standards without altering the fundamental design of a product.

    Manufacturers of communications devices face accelerating time-to-market demands and must adapt to evolving industry standards and new technologies. Because analog-intensive, mixed-signal IC design expertise is difficult to find, these manufacturers increasingly are turning to third parties to provide advanced mixed-signal ICs. Designing the analog component of a mixed-signal IC involves great complexity and difficulty, because the performance of an analog IC depends on the creative analog expertise of engineers to optimize speed, power, amplitude and resolution within the constraints of standard manufacturing processes. The development of analog design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

    Many third-party IC providers lack sufficient analog expertise to develop compelling mixed-signal ICs. As a result, manufacturers of communications devices are often faced with inadequate mixed-signal ICs and are challenged to find third-party providers that can supply them with mixed-signal ICs with greater functionality, smaller size and lower power requirements all at a reduced cost and time-to-market.

PRODUCTS

    We provide mixed-signal ICs for use in wireline, wireless and optical communication applications. Our products integrate the numerous discrete components required by most existing mixed-signal circuits for communications devices into single chips or chipsets. By doing so, we are able to create products that:

    - require less board space;

    - can offer superior performance;

    - provide increased reliability;

    - reduce system power requirements; and

    - reduce costs.

Wireline Products

    Many of our wireline products are designed for use in analog modems, which enable the transmission of digital data signals over wireline telephone networks and are used in the vast majority of Internet connections. Three fundamental components of the modem provide the requisite functionality: software algorithms; a direct access arrangement, or DAA; and an analog/digital converter, or codec. Complex software algorithms mitigate the impairments found in the telephone network, such as noise interference and echoes. Since telephone lines fundamentally transmit analog signals and computers use digital transmissions, modems require analog-to-digital and digital-to-analog converters, or coders/decoders, that are referred to as codecs. A modem transmits analog signals from a codec to the telephone line through a DAA. We offer a variety of modem products which include the DAA and codec functions and which are software programmable to meet international regulatory specifications.

    Digital Subscriber Lines, DSL, are increasing their presence in the wireline marketplace. It is our belief that DSL Modem Cards for personal computers will have back-up standard traditional 56 kilobyte per second analog modem capability. Our existing DAA is suitable for these backup applications. We intend to introduce an analog front end product for a segment of the DSL market over the next 12 months.

- DAA FUNCTIONS. Government regulation requires electrical isolation between the telephone line and the local electrical power system. Isolation is required for safety, sound quality, and to prevent harm to the telephone network from electrical surges. With the introduction of telecommunications deregulation, consumers were allowed to connect directly to the telephone network. However, they were required to use a device that met FCC part 68 specifications, which govern all electronic products sold in the United States intended for connection to the telephone network. Traditional DAA products met FCC requirements, but were designed inefficiently and contained a variety of discrete components. Our silicon DAA is the first to integrate the bulky transformer, relays, and opto-isolators traditionally found in a modem's isolation circuitry, and achieve FCC part 68 compliance. Our silicon DAA may be used with digital signal processors, or DSPs, currently used in traditional analog modems. We were able to design our product in CMOS, creating a silicon DAA with attractive process characteristics for our customers. Our DAA products are lower in cost, use substantially less board space than alternative products and are programmable to meet international standards.

- CODEC FUNCTIONS. Traditionally, analog modems included specialized hardware chips known as a digital signal processor, or DSP, which contained the modem's software algorithms. The DSP is typically the most expensive hardware component in traditional analog modems. In an effort to reduce costs and as a result of capabilities offered by more powerful microprocessors introduced during the mid-1990's, a new generation of modems, known as soft modems, evolved. When soft modems are used, the main microprocessor in a personal computer runs the software algorithms required to operate a modem, thus eliminating the need for a DSP chip. The software modem's digital interface between the codec and the personal computer in a soft modem eliminates the need for additional interface chips.

    We also design innovative products for network access applications. In January 2000, we announced the ProSLIC, our first product targeting this market.

- SUBSCRIBER LINE INTERFACE CIRCUIT, OR SLIC. Subscriber line interface circuits, or SLICs, provide the analog telephone interface on the source end of the telephone line. The primary functions of a SLIC are to ring and provide power and signaling (such as caller ID, dial tone and busy tone) to the telephone. Traditionally, SLICs have been produced with an expensive high voltage IC accompanied by a CMOS codec IC and requiring as many as five voltage sources. Our ProSLIC has been designed as one integrated CMOS chip, eliminating the need for a high voltage IC and requiring only two voltage sources. The result is a smaller, more reliable and less expensive product.

    The following table summarizes the ICs for the wireline market that we currently offer to customers:

                                       WIRELINE PRODUCTS

PRODUCT AREA                            DESCRIPTION                                      APPLICATIONS
Digital Interface Silicon Direct Access Arrangement (DAA) Provides both the
                  functionality of a DAA and a codec. A DAA provides electrical          - personal computer modems
                  isolation between a wireline device, such as a modem,                  - Audio Modem Riser Cards
                  and the telephone line to guard against power surges in                - Mobile Daughter Cards
                  the telephone line, while codec provides analog-to-digital             - Communication and Network
                  and digital-to-analog conversion. Traditional DAA products               Riser (CNR) Cards
                  contain as many as 35 discrete components to provide                   - Modem on Motherboard
                  functionality comparable to that which we provide in a                 - Mini PCI cards
                  single chipset. Some versions of this chipset are                      - fax machines
                  programmable for differing international telephone                     - host modems
                  standards, which enables manufacturers to distribute their             - handheld organizers
                  products globally without costly country-specific design               - set-top boxes
                  modifications. The most recent addition to this product                - embedded modems
                  family, the DAA for the Communication and Net-working Riser
                  (CNR) provides the same functionality as the International chipset, but eases integration and simplifies modem design.

Analog Interface Silicon DAA
                  Provides the same functionality as the digital international DAA,      - personal computer modems
                  but with an analog interface. Ideal for applications requiring         - fax machines
                  client premises equipment such as high speed analog modems             - host modems
                  connecting to the Public Switched Telephone Network. Provides an       - embedded modems
                  analog interface with different transmit and receive inputs/outputs    - PBXs
                  for easy connection to many widely available codecs and modem          - answering machines
                  chipsets.

Voice Codec       Encodes analog signals within the voice frequency range into           - data/fax/voice modems
                  digital signals and decodes digital voice signals back into analog     - speaker phones
                  signals. When combined with the DAA chipset, the Voice Codec           - fax machines
                  permits voice communications to be digitized and carried               - voice recognition system
                  simultaneously with data traffic.                                      - Web telephony products
                                                                                         - video conferencing systems

ISOmodem          The ISOmodem is a miniaturized modem that uses our DAA                 - set-top boxes
                  technology and operates at a speed of up to 2400 bits per              - credit card verification
                  second. The systems ISOmodem is designed to provide quick                systems
                  network access for devices with limited data transmission              - industrial power meters
                  requirements. For such devices, a low access transmission speed        - pay-per-view systems
                  of 2400 bits per second is generally sufficient to sustain             - postage meters
                  performance while also providing rapid connect times. The              - pay phones
                  ISOmodem contains a programmable line interface that meets             - smart vending machines
                  global telephone line requirements.                                    - security systems
                                                                                         - remote medical monitoring

ProSLIC           The ProSLIC provides the analog telephone interface on the             - telephone switchboard systems
                  source end of the telephone which provides dial tone, busy             - cable telephony
                  tone, caller ID and ring signal. Telephone source end                  - wireless local loop providing remote
                  electronics have historically been at the telephone company              access for a wireline system
                  central office and has been migrating to the customer                  - voice over Internet protocol
                  premises. Our ProSLIC product is currently designed for                - digital broadband to analog
                  short-haul applications suitable for the customer premises.              telephone adapters
                                                                                         - voice over digital subscriber lines

WIRELESS PRODUCTS

    A variety of mobile communications standards are employed around the world. The most popular standard used today is the Global System for Mobile Communications, or GSM, standard, which was first deployed in Europe and is now available in several countries throughout the world. Manufacturers continue to introduce new wireless phone models that offer smaller form factors and longer battery life at lower costs. These market dynamics drive a need for new, highly-integrated electronics that reduce component count and consume less power. Our products are designed to serve this need.

    We are developing and intend to introduce other components of the radio frequency, or RF, section of the wireless handset such as the transceiver. We anticipate that these products will provide the same advantages as the first critical building block we designed for the RF section, the synthesizer, by offering smaller form factors at reduced costs.

    The following table summarizes the ICs for the wireless market that we currently offer to customers:

                                            WIRELESS PRODUCTS

PRODUCT AREA                             DESCRIPTION                                     APPLICATIONS
RF Synthesizer for General Application
                  A frequency synthesizer generates high frequency                       - wireless local area networking
                  signals that are used in wireless communications                       - wireless modems
                  systems to select a particular radio channel. Existing                 - wireless meter readers
                  frequency synthesizers contain discrete voltage control                - handheld point-of-sale terminals
                  modules and as many as 30 discrete electronic components to provide functionality comparable to what we provide in a
                  monolithic IC. Our general purpose synthesizer can be
                  programmed to address multiple wireless communications
                  applications.

RF Synthesizer for GSM/GPRS
                  Provides the same functionality as the RF Synthesizer for              - GSM wireless phones
                  General Application but has been optimized for wireless                - GPRS data communications devices
                  phones operating on the GSM standard. This synthesizer
                  is capable of providing dual-band synthesis to use one or
                  both of the separate radio bands available to GSM phones.
                  Additionally, this synthesizer has very fast settling times, allowing the phone to quickly lock to a desired channel.
                  This RF synthesizer is compatible with General Packet
                  Radio Service, or GPRS standard, which is the data
                  communications protocol employed by the GSM standard. GPRS brings wireless Internet access to GSM users through data
                  transfer and signaling over GSM radio networks.

RF Synthesizer for ISM Applications
                  Provides the same functionality as the RF Synthesizer for              - Wireless modems
                  General Application but has been optimized for Industrial              - Cordless phones
                  Scientific Medical (ISM) band applications that operate in             - Wireless headsets
                  the 2.0 to 2.6 GHz range. This is used for price-sensitive,            - Security systems
                  low-power, high-performing personal wireless communications            - Wireless LAN and WAN
                  applications.

RF Synthesizer for Third Generation (3G) Applications
                  Provides the same functionality as the RF Synthesizer for              - 3G wireless communications
                  General Application but addresses the high performance                 - W-CDMA mobile handsets
                  requirements for Wideband Code Division Multiple Access                - High speed wireless data terminals
                  (W-CDMA) applications.                                                 - Broadband wireless communications

OPTICAL NETWORKING PRODUCTS

    The increasing popularity of the Internet has fueled an explosive demand for bandwidth in the wide area network (WAN). This rapidly growing fiber-optic communications market is quite large and still developing. This market fits our target market criteria because we believe it is a large growing market, requires significant intellectual property using mixed-signal expertise, offers long product life-cycles and involves technology that complements our wireline and wireless divisions. With our entry into fiber-optic communications, we are able to offer a comprehensive portfolio of products that provide the required interfaces between the analog world and the digital domain in communications systems. Synchronous Optical Network (SONET) is the predominant standard for transmitting high-speed data over the fiber optic network and specifications within this standard are extremely demanding. This new division will focus on developing a family of high-speed physical layer ICs that are a part of the high-speed SONET.

    The first product developed, the Clock and Data Recovery (CDR)IC, is one of the key building blocks and one of the more difficult ICs to design in the physical layer of the optical network. From this product, we intend to fill out our physical layer product line in the optical networking division to include receivers, transmitters and transceivers at speeds up to OC-192. While initially our focus will be on filling out the physical layer product line, we intend to subsequently concentrate on related areas leveraging this technology.

    The following table summarizes the ICs for the optical networking market that we currently offer to customers:

                                       OPTICAL NETWORKING PRODUCTS

PRODUCT AREA                            DESCRIPTION                                      APPLICATIONS
Multi-Rate SONET/SDH Clock and Data Recovery IC
                  Recovers timing information and data that is transferred over          - SONET/SDH/ATM routers
                  the telephone optical network up to OC-48 data rates.  This            - Add/drop multiplexers
                  IC utilizes our proprietary digital signal processing technology       - Digital cross connects
                  to reduce the device's sensitivity to board-level noise                - SONET/SDH test equipment
                  and improve performance.                                               - Optical transceiver modules
                                                                                         - SONET/SDH regenerators
                                                                                         - Board-level serial links


OC-3/12 SONET/SDH Clock and Data Recovery IC
                  Provides same functionality of the multi-rate CDR at lower speeds.     - Same as Multi-Rate CDR


CUSTOMERS, SALES AND MARKETING

    We market our products to original equipment manufacturers and other providers of applications in the wireline, wireless and optical networking communications markets. The following is a list of customers that have purchased our products and incorporated them into products or devices offered to their customers:

-  3Com              -  Motorola            -  Smart Link           -  Topic
-  Lucent            -  PC-TEL              -  Sony

    To date, we have sold a predominant portion of our ICs through our direct sales force. We maintain four sales offices in North America and conduct European direct sales through our United Kingdom subsidiary. Our direct sales force includes regional sales managers in the field and area business managers at our headquarters to further support customer communications. Many of these managers have engineering degrees. Our password-protected field sales organization Web site, which includes technical documentation, backlog information, order status, product availability and new product introduction information, supports communications with our field sales organization. Additionally, we provide direct communication to all field sales personnel as part of a structured sales communications program.

    We also utilize independent sales representatives and distributors to generate sales of our products. We have relationships with many independent sales representatives and distributors worldwide whom we have selected based on their understanding of the mixed-signal IC marketplace and their ability to provide effective field sales support for our products. To date, sales to these representatives and distributors have accounted for a modest portion of our sales.

    Our marketing efforts are targeted at both identified industry leaders and emerging market participants. Marketing activities are supported by a focused communications effort that targets editorial coverage in leading trade and business publications. Our external Web site includes data sheets and supporting product information, press releases and a company overview. These activities, in conjunction with customer contacts, help prompt requests for evaluation boards and sample products, which are fulfilled through our corporate headquarters as an integrated part of our sales efforts.

    Due to the complex and innovative nature of our ICs, we employ experienced applications engineers who work closely with each customer to support the design-win process, and can significantly accelerate the customer's time required to bring a product to market. A design-win occurs when a customer has designed our ICs into its product architecture. A considerable amount of effort to assist the customer in incorporating our ICs into its products typically is required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers. The amount of time required to achieve a design-win can vary substantially depending on a customer's development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Due to this extensive design-win process, once a completed design architecture has been implemented and produced in high volumes, our customers are reluctant to significantly alter their designs. We believe this promotes relatively long product life cycles for our ICs and high barriers to entry for competitive products, even at lower price levels for such competing products. Finally, our close collaboration with our customers provides us with knowledge of derivative product ideas or completely new product line offerings that may not otherwise arise in other new product discussions.

RESEARCH AND DEVELOPMENT

    Through our research and development efforts, we apply our world-class analog and mixed-signal engineering talent and expertise to create new ICs that integrate functions typically performed inefficiently by multiple discrete components. This integration generally results in lower costs, smaller die sizes, lower power demands and enhanced price/performance characteristics. We attempt to reuse successful techniques for integration in new applications where similar benefits can be realized. Reliable and precise analog and mixed-signal ICs can only be developed by teams of engineers under the direction of senior engineers with significant analog experience who are familiar with the intricacies of designing these ICs for commercial volume production. The development of test methodologies is a critical activity in releasing a new product for commercial success. We believe that we have attracted some of the best engineers in our industry. As of December 30, 2000, we had 101 employees involved in research and development.

    Research and development expenses were $19.4 million, $8.3 million, and $4.6 million in fiscal 2000, 1999, and 1998, respectively.

TECHNOLOGY

    Our product development process facilitates the design of highly innovative mixed-signal ICs. Our senior engineers start the product development process by forming an understanding of our customers' products and then design alternatives for decreasing power, size and cost requirements. Our engineers' deep knowledge of existing and emerging communications standards and performance requirements help us to assess the technical feasibility of a particular IC. We target areas where Silicon Laboratories can provide compelling product improvements. Once we have solved the primary challenges, our field engineers continue to work closely with our customers' design teams to maintain and develop an understanding of our customers' needs, allowing us to formulate derivative products and features.

    In providing mixed-signal ICs for our customers, we believe our key competitive advantages are: (1) analog CMOS design expertise; (2) digital signal processing design expertise; and (3) our broad understanding of communication systems technology and trends. To fully capitalize on these advantages, we have assembled a world-class development team with exceptional analog and mixed-signal design expertise led by accomplished senior engineers.

ANALOG CMOS DESIGN EXPERTISE

    We believe that our most significant core competency is our world-class analog design capability. Additionally, we strive to design all of our ICs in CMOS processes. There are several modern process technologies for manufacturing semiconductors including CMOS, Bipolar, BiCMOS, silicon germanium and gallium arsenide. While it is significantly more difficult to design analog ICs in CMOS, CMOS provides multiple benefits versus existing alternatives, including significantly reduced cost, reduced technology risk and greater worldwide foundry capacity. CMOS is the most commonly used process technology for manufacturing digital ICs and as a result is most likely to be used for the manufacturing of ICs with finer line geometries, which enable smaller and faster ICs. By designing our ICs in CMOS, we enable our products to benefit from this trend towards finer line geometries, which lowers the cost of the digital circuitry in our products and allows us to integrate more digital functionality into our mixed-signal IC's.

    Designing analog ICs is significantly more complicated than designing digital ICs. While advanced software tools exist to help automate digital IC design, there are far fewer tools for advanced analog IC design. In many cases, our analog circuit design efforts begin at the fundamental transistor level. We believe that we have a demonstrated ability to design the most difficult analog and RF circuits using standard CMOS technologies. For example, our DAA product family replaces bulky, discrete modem components, such as transformers, relays and opto-isolators, with highly integrated CMOS mixed-signal ICs. Similarly, bulky wireless phone components such as oscillators are replaced by our integrated CMOS frequency synthesizer products. Our design expertise in the technically challenging optical networking market has allowed us to reduce the number of supplemental components used in our customers' products while providing lower levels of noise in the circuit operation. This is a key technical consideration in high speed optical networks.

DIGITAL SIGNAL PROCESSING DESIGN EXPERTISE

    We consider the partitioning of a circuit's functionality to be a proprietary and creative design technique. Our digital signal processing design expertise maximizes the price/performance characteristics of both the analog and digital functions and allows our ICs to work in an optimized manner to accomplish particular tasks. Generally, we surround core analog circuitry with inexpensive digital CMOS transistors, which allows our ICs to perform the required analog functions with increased digital capabilities. For example, our ProSLIC product is designed to function more efficiently than traditional products for the source end of the telephone line which involve a two chip combination requiring more board space and numerous external components. The ProSLIC product is partitioned by combining a core analog design that provides analog-to-digital conversion and digital-to-analog conversion with optimized digital signal processing functions such as data compression, data expansion, filtering and tone generation. In this manner, we can isolate the higher voltage required to ring a telephone in low-cost, off-chip high voltage transistors, thereby enabling us to fulfill the remaining core functions with a single chip. As a further example, our Clock and Data Recovery product used to re-construct signals in an optical network application utilizes an architecturally advanced phase locked loop circuit based principally on digital signal processing. By performing a significant portion of this function in the digital domain in a monolithic chip, the circuit has been able to satisfy the demanding specifications of the optical network SONET standard using inexpensive CMOS transistors.

UNDERSTANDING OF COMMUNICATION SYSTEMS TECHNOLOGY AND TRENDS

    Our focused expertise in communications ICs is rooted in our founders' previous experience at AT&T Bell Labs working in CMOS design for communications applications. This expertise, which we consider a competitive advantage, is the foundation of our in-depth understanding of the technology and trends that impact communications systems and markets. We believe we have a unique ability to predict product evolution and design compelling ICs for communications manufacturers. Our expertise spans from single line plain old telephone communications (POTS) to high speed SONET based optical networks. We have also expanded our knowledge base into wireless communications. Our understanding of the role of analog/digital interfaces within communications systems and the key domestic and international telecommunications standards that must be supported are particular areas of our expertise.

MANUFACTURING

    As a fabless IC manufacturer, we conduct IC design and development in our facilities in the United States and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs use industry-standard complementary metal oxide semiconductor, or CMOS, manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus ensuring the availability of manufacturing capability over our products' life cycles. We currently rely on Taiwan Semiconductor Manufacturing Co. and its affiliate, Vanguard International Semiconductor, to manufacture substantially all of our semiconductor wafers.

    Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then forwarded for final testing, typically to our facilities, prior to shipping to our customers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our ICs.

COMPETITION

    The markets for semiconductors generally, and for analog and mixed-signal ICs in particular, are intensely competitive. We believe the principal competitive factors in our industry are:


-  level of integration;                   -  intellectual property;
-  product capabilities;                   -  customer support;
-  reliability;                            -  reputation; and
-  price;                                  -  ability to rapidly introduce new
-  performance                                products to market.


     We believe that we are competitive with respect to these factors, particularly because our ICs typically are smaller in size, are highly integrated, achieve high performance specifications at lower price points than competitive products and are manufactured in standard CMOS which generally enables us to supply them on a relatively rapid basis to customers to meet their product introduction schedules. Our DAA product is an example of our competitive positioning. Traditional DAA isolation techniques rely on relays, optical isolators and transformers, transfer analog signals across the isolation barrier, and/or require numerous external components to achieve their functionality. Our silicon DAA reduces costs by eliminating the need for these bulky and/or numerous discrete components. Our DAA ICs also reduce board area and power consumption, while improving performance. However, disadvantages we face in our markets include our short operating history and the need for customers to redesign their products and modify their software to implement our ICs in their products.

    We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous wireline, wireless, and optical networking communications markets and applications, we face competition from a relatively large number of competitors. Across our product offerings, we compete with AMCC, Analog Devices, Broadcom (through its acquisition of NewPort Communications, Inc.), Conexant, CP Claire, Delta Integration, ESS, Fujitsu, Infineon Technologies, Legerity (formerly the Advanced Micro Devices telecom division), Lucent, Maxim Integrated Products, National Semiconductor, Philips, Texas Instruments, Vitesse Semiconductor Corp, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products, including components within their products that would eliminate the need for our ICs, or by entering into strategic relationships with or acquiring other existing IC providers.

    Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. Current and potential competitors have established or may establish financial and strategic relationships between themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share.

INTELLECTUAL PROPERTY

    Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 30, 2000, we had been granted 16 United States patents in the IC field. We also have filed 78 applications for additional patents covering our wireline, wireless, and optical networking product areas. There can be no assurance that patents will ever be issued for these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights.

    In addition, we claim copyright protection for proprietary documentation used in our products. We have filed for registration, or are in the process of filing for registration, the visual image of each IC that we have manufactured in commercial quantities with the United States Copyright Office. We have registered the "Silicon Laboratories" logo as a trademark in the United States. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures. We intend to protect our rights vigorously, but there can be no assurance that our efforts will be successful. In addition, the laws of other countries in which our products are sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

     While our ability to effectively compete depends in large part on our ability to protect our intellectual property, we believe that our technical expertise and ability to introduce new products in a timely manner will be an important factor in maintaining our competitive position.

    Many participants in the semiconductor and communications industries have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, third parties may assert infringement claims against us. We may not prevail in any such litigation or may not be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Litigation, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management's time. Any such litigation could materially adversely affect us. Other than industry standard licenses with our vendors, such as wafer fabrication tool libraries, computer-aided design applications and business software applications, we do not have material licenses.

EMPLOYEES

    As of December 30, 2000, we employed 256 people, including 61 in manufacturing, 101 in engineering development, 54 in marketing, 18 in sales and 22 in administration. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our employee relations to be good.

ENVIRONMENTAL REGULATION

    Federal, state and local regulations impose various environmental controls on the storage, use, discharge and disposal of certain chemicals and gases used in the semiconductor industry. Compliance with these laws and regulations has not had a material impact on the Company's financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR SALES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR SALES

    In fiscal 2000, PC-TEL accounted for 46% of our revenue. Many markets for our products are dominated by a small number of potential customers. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our integrated circuit, or IC, products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

    On January 4, 2001, our largest customer PC-TEL announced that its revenue for the quarter ended on December 31, 2000 would be below PC-TEL's previous expectations due to the rapid deterioration in PC demand industry wide. PC-TEL characterized this revenue shortfall as significantly below previous company forecasts and further indicated that they believe this weak demand creates uncertainty for the first half of 2001. We believe that this revenue shortfall by PC-TEL will have a sizable impact on the Company's results, particularly in the Wireline Products Division, and creates uncertainty for the first half of fiscal year 2001. Revenues for the March 2001 quarter are expected to be in the range of $16 million to $18 million.

    On October 17, PC-TEL announced that the U.S. International Trade Commission (ITC) voted to investigate trade practices involving certain host signal processing modems, also known as soft modems, arising from a complaint filed by PC-TEL alleging that Smart Link's solutions infringe PC-TEL's patents. Both PC-TEL and Smart Link are significant customers for us. Should our two customers fail to settle their dispute, the ITC could take action that could result in the loss of sales by us to Smart Link, disruption of our ongoing supply relationships and obsolescence of inventory specifically manufactured for Smart Link. Should our two customers arrive at a settlement that would increase our revenue concentration from PC-TEL, we would anticipate that it may result in our revenue, gross profit, gross margin percentage and net income decreasing, reflecting PC-TEL's increased ability to negotiate lower prices due to higher sales volume and favorable negotiating position.

    While we have been the sole supplier of the direct access arrangement, or DAA, IC used in PC-TEL's products, we anticipate that PC-TEL would consider alternative sources in the future in order to diversify its supplier base which would increase its negotiating leverage with us and protect its ability to secure DAA components. We have a volume purchase agreement with PC-TEL, but the agreement does not require PC-TEL to purchase any minimum number of units from us during fiscal 2001. We believe that any second source of DAA ICs for PC-TEL could have an adverse effect on the prices we are able to charge PC-TEL and the volume of DAA ICs that we sell to PC-TEL, which would negatively affect our sales and operating results.

    On March 20, 2000, 3Com announced a substantial restructuring of its businesses. This restructuring resulted in 3Com exiting the desktop analog modem and PC card modem businesses through a sale to a new venture formed with Accton Technology and NatSteel Electronics. This new venture, which included the U.S. Robotics business previously acquired by 3Com, uses our DAA IC products. This business transition by 3Com and the subsequent business activities of this new venture may disrupt our supplier relationships and adversely affect our operating results. 3Com accounted for 10% of revenues in fiscal 1999 and less than 10% in fiscal 2000.

    The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our sales and adversely affect our business.

WE HAVE DEPENDED ON OUR DIRECT ACCESS ARRANGEMENT, OR DAA, FAMILY OF PRODUCTS FOR SUBSTANTIALLY ALL OF OUR SALES TO DATE, AND SIGNIFICANT REDUCTIONS IN ORDERS FOR DAA PRODUCTS WOULD SIGNIFICANTLY REDUCE OUR SALES

    A significant majority of our sales to date have been derived from sales of our DAA family of ICs. This product family, in turn, is highly dependent on sales to the PC industry which currently faces uncertain demand. Until we are able to diversify our sales through the introduction of new products, we will continue to rely on sales of our DAA products. A decline in overall demand for personal computers, reduced market acceptance of our DAA products or the introduction of products with superior price/performance characteristics by our competitors could significantly reduce our sales. In addition, substantially all of our DAA products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.

WE DEPEND ON OUR CUSTOMERS TO SUPPORT OUR PRODUCTS

    Our products are currently used by our customers to produce modems for personal computers and wireless telephones. We rely on our customers to provide hardware, software and other technical support for the modems and wireless telephones that use our products. If our customers do not provide the required functionality or if our customers do not provide satisfactory support for their products, the demand for modems and wireless telephones that incorporate our products may diminish. Any reduction in the demand for modems and wireless telephones would significantly reduce our sales.

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

    We cannot provide any assurance that new products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market four new ICs:

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

    We were incorporated in 1996 and did not begin generating sales until the second quarter of 1998. As a result, we have only a short history from which to predict future sales. This limited operating experience combined with the rapidly evolving nature of the markets in which we sell our products, as well as other factors which are beyond our control, reduce our ability to accurately forecast quarterly or annual sales. Additionally, because most of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall of sales. During fiscal year 2000, we have expanded our staffing and increased our expense levels in anticipation of future sales growth. If our sales do not increase as anticipated, significant losses could result due to our higher expense levels. As mentioned in FACTORS AFFECTING FUTURE OPERATING RESULTS - "WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR SALES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR SALES", we expect a sequential decline of our overall quarterly revenues for the March 2001 quarter which will materially adversely affect our gross profits, gross margin percentage and net income.

WE RELY ON THIRD PARTIES TO MANUFACTURE AND ASSEMBLE OUR PRODUCTS AND THE FAILURE TO SUCCESSFULLY MANAGE OUR RELATIONSHIPS WITH OUR MANUFACTURERS AND ASSEMBLERS WOULD NEGATIVELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS

    We do not have our own manufacturing facilities. Therefore, we must rely on third-party vendors to manufacture the ICs we design. We also currently rely on two third-party assembly contractors, Advanced Semiconductor Engineering and Amkor, to assemble and package the silicon chips provided by the wafers for use in final products. Additionally, we rely on third-party vendors for a minor portion of the testing requirements of our products prior to shipping.

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

    From our inception through fiscal 2000, substantially all of the silicon wafers for the products that we shipped were manufactured either by Taiwan Semiconductor Manufacturing Co. or Vanguard International Semiconductor, an affiliate of Taiwan Semiconductor Manufacturing Co. Our customers typically complete their own qualification process. If we fail to balance customer demand across semiconductor fabrications properly, we might not be able to fulfill demand for our products, which would adversely affect our operating results. Additionally, a resulting write-off of unusable inventories would contribute to a decline in earnings.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

    As part of our growth strategy, we will continue to evaluate opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. On August 9, 2000, we completed the acquisition of Krypton Isolation, Inc. (Krypton) for $42 million in cash and common stock. On October 2, 2000, we completed the acquisition of SNR Semiconductor for $3.7 million in cash and stock. These acquisitions and any other potential future acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

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

WE MAY NOT BE ABLE TO MAINTAIN OUR EXISTING GROWTH RATE

    Although we have experienced sales and earnings growth in our recent quarterly and annual periods, we may not be able to sustain these growth rates. In particular, we may gain significant market share in a relatively short period of time following the introduction of a new product, resulting in sales growth. However, incremental gains in market share for these newly introduced products may not occur. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. On January 4, 2001, our largest customer, PC-TEL, announced that its revenue for the quarter ended on December 31, 2000 would be significantly below previous PC-TEL forecasts. This will result in a significant shortfall in revenue for us in the March, 2001 quarter with uncertainty for the future sequential quarterly periods.

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

    For example, the personal computer modem market is characterized by rapid fluctuations in demand which results in corresponding fluctuations in the demand for our DAA products that are incorporated in personal computer modems. Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance. However, once a new IC achieves market acceptance, demand for the new IC quickly accelerates and demand quickly declines for the product that the new IC replaces. We believe that the sequential decline of our overall quarterly revenues for the March 2001 quarter as set forth in the FACTORS AFFECTING FUTURE OPERATING RESULTS - "WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR SALES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR SALES", will materially adversely affect our gross profits, gross margin percentage and net income.

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

    We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering and sales and marketing personnel. Specifically, we believe that our future success is highly dependent on Navdeep Sooch, our co-founder, Chief Executive Officer and Chairman of the Board, Jeffrey Scott, our co-founder and Vice President of Engineering, and David Welland, our co-founder and Vice President of Technology. There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal communications ICs. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

    Our ICs are used as components in communications devices in the wireline, wireless and optical networking markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. In fiscal 2000, our research and development expense was $19.4 million, which represented 18.8% of our sales compared to $8.3 million, or 17.7% of our sales for fiscal year 1999. A number of large companies in the wireline, wireless and optical networking industries are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We have introduced to market a RF synthesizer product for use in wireless phones operating on the Global System for Mobile Communications, or GSM, standard. The RF synthesizer is also compatible with General Packet Radio Service, which is the emerging data communications protocol for GSM based wireless phones. We cannot be certain whether manufacturers of wireless phones using these standards will incorporate our RF synthesizer or that these standards will not change, thereby making our products unsuitable or impractical. In the area of Optical Networking, our recently introduced clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET. Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in the inability to sell these products.

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

    We have a large installed base of direct access arrangement products in the field. As part of our ongoing support of this product line, we verify the performance of our products through regulatory agency qualifications, customer acceptance procedures, evaluation of end customer technical support information, and analysis of field returns. Certain customer modem implementations of our direct access arrangement products have been identified to be susceptible to a particular class of electrical surges originating from lightning strikes that are not adequately described in regulatory agency qualifications. We have provided application guidelines to our customers to enhance their implementation of the modem function to protect our devices from these lightning strike electrical surges.

    Damage from these electrical surges could result in product liability claims against our customers that produce these modems or against us. Our customers may seek indemnification or other compensation from us with respect to any liability that they incur. Even if our DAA product is not the source of the problem and we are not contractually liable for such indemnification, we may incur costs in an effort to maintain good relations with our customers. If we are held liable for these claims or incur other costs in order to maintain good relations, this problem could adversely affect our operating results.

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

    In fiscal 2000, substantially all of our test operations were performed in-house. A minor portion of test operations was provided by our contract manufacturers or other third parties. While we expect that performing this testing in-house should provide us with advantages in terms of lower per unit cost, quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from foregoing the use of outside vendors and utilizing internal final testing. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS INCLUDING INCREASED LOGISTICAL COMPLEXITY, POLITICAL INSTABILITY AND CURRENCY FLUCTUATIONS

    We intend to open additional sales offices in international markets to expand our international sales activities in Europe and the Pacific Rim region. Our planned international sales growth will be limited if we are unable to hire additional personnel and develop relationships with international distributors. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

    During the past 24 months, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 256 employees at December 30, 2000. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE

    Our products rely on our proprietary technology, and we expect that future technological advances made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop effective competing technologies on their own.

SIGNIFICANT LITIGATION OVER INTELLECTUAL PROPERTY IN OUR INDUSTRY MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents or misappropriation of trade secrets. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We typically respond when appropriate and as advised by legal counsel.

We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. We may also become involved in litigation to defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert our management's time and attention. Any intellectual property litigation also could force us to take specific actions, including:

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

RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

    The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, including wireline, wireless and optical networking communications markets, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with AMCC, Analog Devices, Broadcom (through its acquisition of NewPort Communications, Inc.), Conexant, CP Claire, Delta Integration, ESS, Fujitsu, Infineon Technologies, Legerity (formerly the Advanced Micro Devices telecom division), Lucent, Maxim Integrated Products, National Semiconductor, Philips, Texas Instruments, Vitesse Semiconductor Corp, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Intel, Lucent, Motorola, and Texas Instruments are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT OUR GROSS MARGINS AND SALES

    We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We have reduced the average unit price of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to do so again in the future. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, our gross profits and sales will suffer. To maintain gross margins, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our sales and gross margins to decline. We believe the rapid deterioration in PC demand industry wide and the resulting impact on our March 2001 quarter revenues, as set forth in FACTORS AFFECTING FUTURE OPERATING RESULTS - "WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR SALES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION
IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR SALES", will materially adversely affect our gross profits, gross margin percentage and net income.

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

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY

    The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could have a material adverse effect on our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of such capacity to manufacture and assemble our ICs. Except for non-contractual assurances of support for specifically identified customer accounts, none of our third-party foundry or assembly contractors have provided assurances that adequate capacity will be available to us.

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

Item 2.  Properties

    Our central, administrative and test operation facility occupies approximately 37,800 square feet in Austin, Texas under a lease that expires in April 2006, with one five year renewal option. We have a lease for 34,610 square feet of office space in Austin, Texas used principally for design engineering and product marketing. This lease expires in April, 2006 with one five year renewal option.

    We have a master lease for 34,548 square feet of office space in Austin, Texas. Approximately half of this office is used for design engineering and product marketing. The remaining half of the lease space has been subleased to two subtenants with one term for approximately one year and the other term for two years. This master lease expires in January, 2007 with one five year renewal option.

    We have a lease for 2,826 square feet of office space in Nashua, New Hampshire used as a northeast design center for engineering activities. This lease expires in October, 2005.

    We have a lease for 4,191 square feet of office space in Pleasanton, California used for operations obtained through our acquisition of Krypton Isolation, Inc. in August, 2000. This lease expires in December, 2001.

    We maintain office leases in various locations for sales, marketing and design activities. Each of these leases is for less than 1,000 square feet and for terms typically for one year or less. These offices are maintained in Allentown, Pennsylvania; Atlanta, Georgia; Broomfield, Colorado; Columbia, Maryland; Kenilworth, England and San Jose, California.

    We believe that these facilities are sufficient to meet our needs through December 2001.

Item 3.  Legal Proceedings

    On January 12, 2000, we filed a lawsuit against Analog Devices and 3Com in the United States District Court for the Western District of Texas (Austin Division). The complaint, as subsequently amended, asserted that Analog Devices and 3Com had infringed, and were continuing to infringe, on our U.S. Patents 5,870,046 and 6,107,948, both entitled "Analog Isolation System With Digital Communication Across A Capacitive Barrier," by making, using, selling, offering to sell and/or importing silicon DAAs that embody or use inventions claimed by our patent. The complaint also asserted, among other things, that Analog Devices and 3Com misappropriated our confidential information, know-how and trade secrets relating to our DAA technology, tortiously interfered with our business relations with our existing and prospective customers, and were unjustly enriched by this misappropriation. Subsequently, the complaint was amended to add additional patent infringement claims. Analog Devices and 3Com answered the complaints and asserted counterclaims.

    On December 20, 2000, Analog Devices, 3 Com and Silicon Laboratories announced that they had settled the pending lawsuits. The settlement was completed without admission of fault or liability by any party and did not serve as an adjudication with respect to any issue raised in the action. The settlement did not limit our right to sell our products. Nothing in the settlement agreement is construed as granting any licenses of intellectual property between parties. A stipulated order of dismissal was filed in the United States District Court for the Western District of Texas, Austin Division on December 27, 2000. The parties remain subject to the jurisdiction of the court for the limited purpose of enforcing the settlement agreement. Pursuant to the execution of this settlement agreement, we received a one-time non-refundable payment from Analog Devices in December 2000 for $2.5 million and recorded the payment as revenue in the quarter ended December 30, 2000. Any future payments pursuant to this settlement agreement are not anticipated by management to represent a material portion of our revenue on a prospective basis.

    For a description of risks associated with this legal proceeding, please see "We depend on a limited number of customers for the vast majority of our sales, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our sales" and "Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business" in the risk factors included at the end of Part I, Item 1 of this report on Form 10-K.

    We are not currently a party to any material legal proceedings.

Item 4.  Submission of Matter to a Vote of Security Holders

    None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     Our common stock has been quoted on the Nasdaq National Market under the symbol "SLAB" since our initial public offering on March 24, 2000. The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market. As of December 30, 2000, there were 272 holders of record of our common stock. Upon consummation of the initial public offering, all outstanding shares of our convertible preferred stock were automatically converted into an aggregate of 13,884,190 shares of our common stock.


Year Ended December 30, 2000                               HIGH           LOW
                                                         ----------    ----------
  First Quarter...................................         $105.75        $62.98
  Second Quarter..................................          102.75         45.50
  Third Quarter...................................           78.00         36.00
  Fourth Quarter..................................           42.13         10.13
For Fiscal 2000...................................         $105.75        $10.13

    We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expand of our business. In addition, our credit agreements with our bank lender prohibit us from paying cash dividends on our capital stock without the prior consent of the lender.

    On August 9, 2000, we issued 384,100 shares of Silicon Laboratories common stock in exchange for the outstanding capital stock of Krypton Isolation, Inc. The issuance of Silicon Laboratories common stock in connection with the acquisition of Krypton was deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Section 3(a)(10) thereof, pursuant to a fairness hearing conducted by the California Department of Corporations. As a result of this filing, these shares are freely tradeable.

    On October 2, 2000, we issued 55,556 shares of Silicon Laboratories common stock in connection with the acquisition of SNR Semiconductor Incorporated. The issuance of Silicon Laboratories common stock in connection with the acquisition was deemed exempt from registration under Section 5 of the Securities Act of 1933 pursuant to Section 4(2) thereof. These shares are restricted stock and are not freely tradeable.

    Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.7 million. We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation Inc. on August 9, 2000. Another $4.3 million was used to pay off the equipment loans at Imperial Bank. We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated on October 2, 2000. As of December 30, 2000, the remaining proceeds were invested in government securities and other short-term, investment-grade, interest bearing instruments.

Item 6.  Selected Consolidated Financial Data

    The selected consolidated balance sheet data as of fiscal year end 2000 and 1999 and the selected consolidated statement of operations data for fiscal 2000, 1999 and 1998 have been derived from audited consolidated financial statements included in this Form 10-K. The selected consolidated balance sheet data as of fiscal year end 1998, 1997 and 1996 and the selected consolidated statement of operations data for fiscal 1997 and the period from inception (August 19, 1996) to December 31, 1996 have been derived from audited consolidated financial statements not included in this Form 10-K. You should read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes to those statements included in this Form 10-K. (In thousands, except per share data).

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                                                               Period from
                                                                                                Inception
                                                                                               (August 19,
                                                                                                 1996)
                                                         Fiscal Year                             Through
                                   -------------------------------------------------------     December 31,
                                      2000            1999          1998           1997           1996
                                   ------------    -----------   ----------    -----------    -------------
Revenues.........................    $103,103        $46,911       $ 5,609       $    --            $ --
Cost of revenues.................      35,601         15,770         2,371            --              --
                                   ------------    -----------   ----------    -----------    -------------

Gross profit.....................      67,502          31,141        3,238            --              --
Operating expenses:
  Research and development             19,419           8,297        4,587         1,364              10
    Selling, general and
      administrative.............      17,648           7,207        2,095           627              10
    Write off of in-process
      research & development.....         394              --           --            --              --
      Goodwill amortization......       3,307              --           --            --              --
      Amortization of deferred
      stock compensation.........       3,761             976            8            --              --
                                   ------------    -----------   ----------    -----------    -------------
Operating expenses...............      44,529          16,480        6,690         1,991              20
Operating income (loss)..........      22,973          14,661       (3,452)       (1,991)            (20)
Other (income) and expenses:
  Interest Income................      (4,038)           (402)        (261)         (178)             --
  Interest Expense...............       1,162             699          206            22              --
                                   ------------    -----------   ----------    -----------    -------------
Income (loss) before tax
  expenses.......................      25,849          14,364       (3,397)       (1,835)            (20)
Income tax expense...............      11,832           3,324           --            --              --
                                   ------------    -----------   ----------    -----------    -------------
Net income (loss)................    $ 14,017         $11,040      $(3,397)      $(1,835)           $(20)
                                   ============    ===========   ==========    ===========    =============
Net income (loss) per share:
  Basic..........................    $    .37         $   .73      $  (.37)      $ (1.04)           $ --
  Diluted........................    $    .29         $   .25      $  (.37)      $ (1.04)           $ --
Weighted average common shares
  outstanding:
  Basic..........................      38,326          15,152        9,129         1,760              --
  Diluted........................      48,788          43,657        9,129         1,760              --

CONSOLIDATED BALANCE SHEET         December 30,     January 1,   January 2,    January 3,      December 31,
DATA:                                  2000            2000         1999         1998              1996
                                   ------------    -----------   ----------    -----------    -------------
  Cash, cash equivalents and
    short-term investments.......    $ 96,438         $14,706      $ 5,824       $ 3,778            $132
  Working capital................     103,347          14,281        5,209         2,045             (62)
  Total assets...................     184,840          41,958       14,014         6,023             181
  Long-term obligations..........       5,125           6,223        2,153           747              --
  Redeemable convertible
    preferred stock..............          --          12,750       12,750         5,250              --
  Total stockholders' equity
    (deficit)....................     162,951           8,003       (5,149)       (1,776)            (19)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES WHICH APPEAR ELSEWHERE IN THIS THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT, PARTICULARLY UNDER THE HEADING "RISK FACTORS." PLEASE ALSO SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS." OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. FISCAL 1998 HAD 52 WEEKS AND ENDED ON JANUARY 2, 1999. FISCAL 1999 HAD 52 WEEKS AND ENDED ON JANUARY 1, 2000. FISCAL 2000 HAD 52 WEEKS AND ENDED ON DECEMBER 30, 2000.

OVERVIEW

    We design and develop proprietary, analog-intensive, mixed-signal ICs for the rapidly growing communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to their end-user customers. We currently offer ICs that can be incorporated into communications devices, such as modems and wireless phones, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, cable modems, optical network equipment and remote gaming devices. Customers during fiscal 2000 included 3Com, Lucent, Motorola,
PC-TEL, and Smart Link.

    Our company was founded in 1996. Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 256 at the end of fiscal 2000, from 148 at the end of fiscal 1999, 42 at the end of fiscal 1998 and 17 at the end of fiscal 1997. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

    Our company is organized into three principal divisions, the Wireline Products Division, the Wireless Products Division, and the Optical Networking Division. Our Wireline Products Division commenced research and development for our first IC product, the direct access arrangement, or DAA, in October 1996. We introduced our DAA product in the first quarter of fiscal 1998, and first received acceptance of this product for inclusion in a customer's device, which we refer to as a "design win", in March 1998. The first commercial shipment of our DAA product was made in April 1998. Based on the success of our family of DAA products, we became profitable in the fourth quarter of fiscal 1998 and have been profitable in each succeeding quarter. A significant majority of our sales to date have been derived from sales of our various DAA products and we expect to remain dependent on continued sales of DAA products for a majority of our sales until we are able to diversify sales with new products. In fiscal 1999, our Wireline Products Division introduced two additional ICs, a voice codec product, which encodes analog signals within the voice frequency range into digital signals and decodes digital voice signals back into analog signals, and our ISO modem product. In addition, our Wireless Products Division introduced our RF synthesizer product in fiscal 1999. In January 2000, our Wireline Products Division introduced our ProSLIC product. In fiscal 2000, our Optical Networking Products Division introduced a clock and data recovery product suitable for SONET physical layer applications. We will be less dependent on our DAA products for future sales to the extent that these products, or other products that we may introduce, are incorporated into devices sold by our customers. For a further description of our products, please see "Part I, Item
1. Business--Products."

    Since our inception, a few customers have accounted for a substantial portion of our revenues. During fiscal 2000, PC-TEL accounted for 46% of our revenues. In fiscal 1999, our three largest customers accounted for 84% of our revenues, including 62% for PC-TEL, 12% for Smart Link and 10% for 3Com. In fiscal 1998, PC-TEL accounted for 78% and 3Com accounted for 20% of our revenues. No other customer accounted for more than 10% of our revenues in any of these years. To date, a significant portion of our revenues has been generated through our direct sales force. In fiscal 1998, we began to establish a network of independent sales representatives and distributors worldwide to support our sales and marketing activities. We anticipate that sales through these representatives and distributors will increase as a percentage of our revenues in future periods. However, we expect to continue to experience significant customer concentration in direct sales to key customer accounts until we are able to diversify revenues with new customers.

    On January 4, 2001, our largest customer PC-TEL announced that its revenue for the quarter ended on December 31, 2000 would be below PC-TEL's previous expectations due to the rapid deterioration in PC demand industry wide. PC-TEL characterized this revenue shortfall as significantly below previous company forecasts and further indicated that they believe this weak demand creates uncertainty for the first half of 2001. We believe that this revenue shortfall by PC-TEL will have a sizable impact on the Company's results, particularly in the Wireline Products Division, and creates uncertainty for the first half of fiscal year 2001. Revenues for the March 2001 quarter are expected to be in the range of $16 million to $18 million.

    The percentage of our revenues to customers located outside of the United States was 21% in fiscal 2000, 7% in fiscal 1999 and insignificant in fiscal 1998. All of our revenues to date have been denominated in U.S. dollars. We believe that a greater percentage of our revenues will be made to customers outside of the United States as our products receive greater acceptance in international markets.

    The sales cycle for the test and evaluation of our ICs can range from 1 month to 12 months or more. An additional 3 to 6 months or more may be required before a customer ships a significant volume of devices that incorporate our ICs. Due to this lengthy sales cycle, we may experience a significant delay between incurring expenses for research and development and selling, general and administrative efforts, and the generation of corresponding sales, if any. We intend to continue to increase our investment in research and development, selling, general and administrative functions and inventory as we expand our operations in the future. Consequently, if sales in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters would be adversely affected.

    Our limited operating history and rapid growth makes it difficult for us to assess the impact of seasonal factors on our business. Because many of our ICs are designed for use in consumer products such as PCs and wireless telephones, we expect that the demand for our products will be subject to seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand. We expect to experience seasonal fluctuations in the demand for our products as customer demand increases in greater volume across our product offerings.

    The following describes the line items set forth in our consolidated statements of income:

    REVENUES. Revenues are generated principally by sales of our ICs. We recognize revenue upon the transfer of title, which generally occurs upon shipment to our customers. Revenues are deferred on shipments to distributors until they are resold by such distributors. Our products typically carry a one-year warranty. Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products. The vast majority of our revenues were conducted at prices that reflect a discount from the list prices for our products. These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes or in response to competition. In addition, as a product matures, we expect that the average selling price for that product will decline. Therefore, our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of products in response to such demand, as well as customer acceptance of newly introduced products.

    COST OF REVENUES. Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; an allocated portion of our occupancy costs; and allocable depreciation of testing equipment and leasehold improvements. Generally, we depreciate equipment over four years on a straight line basis. We also depreciate our leasehold improvements over the applicable lease term. Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations. Generally, as production volumes for a product increase, unit production costs tend to decrease as our semiconductor fabricators and assemblers achieve greater economies of scale for that product. Additionally, the cost of wafer procurement, which is a significant component of cost of goods sold, varies cyclically with overall demand for semiconductors. The semiconductor industry experienced a period of high demand in 2000, resulting in higher wafer procurement costs.

    RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities, as well as an allocated portion of our occupancy costs for such operations. We depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over four years. Development activities include the creation of test methodologies to assure compliance with required specifications and design of new products. We have granted stock options or directly issued stock to patent attorneys and outside technical consultants for services previously rendered. We recognize stock-based compensation expense for these non-employees based on the deemed fair value of the options or stock at the date of grant.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of personnel-related expenses, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, professional fees, directors and officers liability insurance, other promotional and marketing expenses and reserves for bad debt. Write-offs of bad debt have been insignificant to date.

     WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT. Write off of in-process research & development reflects the write off of in-process research and development costs acquired in connection with the acquisition of Krypton Isolation, Inc.

     GOODWILL AMORTIZATION. Goodwill amortization includes the amortization of goodwill purchased in connection with the acquisition of Krypton Isolation, Inc. and SNR Semiconductor Incorporated. Goodwill is amortized using the straight line method over the assets estimated useful lives.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. In connection with the grant of stock options and direct issuances of stock to our employees, we recorded deferred stock compensation of approximately $9.5 million, $15.9 million, and $.4 million in fiscal 2000, fiscal 1999, and fiscal 1998 respectively, representing, for accounting purposes, the difference between the deemed fair market value of the common stock and the respective exercise prices at the date of grant. The difference is amortized over the vesting period of the applicable option or share, generally five to eight years, resulting in amortization expense of $3.8 million and $1.0 million in fiscal 2000 and 1999, respectively. The amortization of deferred stock compensation is recorded as an operating expense.

     INTEREST INCOME. Interest income reflects interest earned on average cash, cash equivalents and investment balances.

     INTEREST EXPENSE. Interest expense consists of interest on our long-term debt and capital lease obligations.

     INCOME TAX EXPENSE. We accrue a provision for federal and state income tax at the applicable statutory rates.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2000 TO FISCAL 1999

    REVENUES. Revenues increased $56.2 million, or 120%, to $103.1 million in fiscal 2000 from $46.9 million in fiscal 1999. The increase was attributable to the continued strong acceptance of our DAA family of products, and new product revenues from our Iso-modem, ProSLIC, voice codec, and RF synthesizer products. These new products represented 13.2% of total revenues in fiscal 2000 and 21.6% of revenues in the quarter ended December 30, 2000. Increased revenues reflected an increase in the number of customers that purchased our IC products and an increase in the volume that those customers bought.

    GROSS PROFIT. Cost of revenues increased $19.8 million, or 126%, to $35.6 million in fiscal 2000 from $15.8 million in fiscal 1999, and represented 34.5% of revenues in fiscal 2000 and 33.6% of revenues in fiscal 1999, respectively. Gross profit increased $36.4 million, or 117%, to $67.5 million in fiscal 2000 from $31.1 million in fiscal 1999. Gross margins declined to 65.5% in fiscal 2000 from 66.4% in fiscal 1999. The decline in gross margin percentage from fiscal 1999 to 2000 was due to increased capital equipment costs for our Austin, Texas based test facility to ensure adequate test capacity, and year-to-year declines in average selling prices as is customary in the semiconductor industry. These factors were partially offset by leveraging production tooling and inbound freight expenses over higher sales volume. Our gross margins may decline due to the expected introduction of products competitive to our products. If demand for silicon wafer capacity within the semiconductor industry increases faster than supply, higher wafer costs and lower gross margins for our product may result.

    RESEARCH AND DEVELOPMENT.  Research and development expense increased
$11.1 million or 134%, to $19.4 million in fiscal 2000 from $8.3 million in fiscal 1999, and represented 18.8% of revenues in fiscal 2000 and 17.7% of revenues in fiscal 1999. The increased research and development expense was due to product development activities in all divisions to develop new products and new test methodologies. We expect that research and development expense will increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of revenues due to significant changes in our sales volume and new product development initiatives.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $10.4 million or 145%, to $17.7 million in fiscal 2000 from $7.2 million in fiscal 1999, and represented 17.1% of revenues in fiscal 2000 and 15.4% of revenues in fiscal 1999. The increase in the dollar amount of selling, general and administrative expense was attributable to our legal expenses of $2.8 million, or 2.7% of revenues, related to the infringement lawsuit we filed against Analog Devices and 3Com in January 2000 and settled during the quarter ended December 30, 2000 (See Part I, Item 3. Legal Proceedings). Increases in staffing in all areas of selling, general and administration also contributed to the rise in spending. Promotional activities for new product introductions and expenses related to operating as a public company, such as increased legal, investor relations and directors and officers liability insurance, added to these higher levels of expense as compared to the prior year. Selling, general and administrative expense, excluding the legal fees associated with the infringement lawsuit, decreased as a percentage of revenue due to substantially higher revenue levels in fiscal 2000. We expect selling, general and administrative expenses to fluctuate as a percentage of sales because of (1) the likelihood that indirect distribution channels, which entail the payment of commissions, will account for a larger portion of our revenues in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future revenue volume.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. We have recorded deferred stock compensation for the difference between the exercise price of option grants, or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $3.8 million for fiscal 2000 and $1.0 million for fiscal 1999. Our amortization expense increased in fiscal 2000 due to an increase in deferred stock compensation for options and restricted stock issued in fiscal 2000 and fiscal 1999.

     WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT. Write off of in-process research & development was $.4 million in fiscal 2000 as a result of the current fiscal year acquisition of Krypton Isolation, Inc.

     GOODWILL AMORTIZATION. Goodwill amortization was $3.3 million in fiscal 2000 as a result of the current fiscal year acquisitions of Krypton Isolation, Inc. and SNR Semiconductor Incorporated.

    INTEREST INCOME. Interest income was $4.0 million in fiscal 2000 as compared to $.4 million in fiscal 1999. The increase in interest income was primarily due to higher cash balances invested in short-term investments reflecting the proceeds of our initial public offering completed in March of 2000.

    INTEREST EXPENSE. Interest expense was $1.2 million in fiscal 2000 as compared to $.7 million in fiscal 1999. The increase in interest expense was primarily due to higher average levels of debt and lease financing during the year used to finance capital expenditures, particularly relating to the acquisition of IC testing equipment and leasehold improvements.

    INCOME TAX EXPENSE. Our effective tax rate excluding the impact of non-deductible goodwill, deferred compensation and write-off of in-process research & development was 35.5% and 21.7% for fiscal 2000 and fiscal 1999, respectively. Our tax rate increased in fiscal 2000 because we had substantially utilized all of our net operating loss carryforwards by the end of the prior fiscal year.

COMPARISON OF FISCAL 1999 TO FISCAL 1998

    REVENUES. Revenues increased $41.3 million, or 736%, to $46.9 million in fiscal 1999 from $5.6 million in fiscal 1998. The increase was attributable to the strong acceptance of our DAA family of products. This increase reflected an increase in the number of customers that purchased our IC products and an increase in the volume that those customers bought.

    GROSS PROFIT. Cost of revenues increased $13.4 million, or 565%, to $15.8 million in fiscal 1999 from $2.4 million in fiscal 1998, and represented 33.6% of revenues in fiscal 1999 and 42.3% of revenues in fiscal 1998, respectively. Gross profit increased $27.9 million, or 862%, to $31.1 million in fiscal 1999 from $3.2 million in fiscal 1998. Gross margins improved to 66.4% in fiscal 1999 from 57.7% in fiscal 1998. The increase in gross profit was primarily due to the substantial increase in sales volume. The improvement in gross margin from fiscal 1998 to 1999 was due to volume discounts on wafer and assembly services purchases that resulted from substantial increases in our production and attractive pricing conditions for silicon wafers and assembly services due to the availability of capacity within the semiconductor manufacturing industry during the period. Additionally, we were able to spread the fixed manufacturing costs related to our final test operations over a larger volume of sales.

    RESEARCH AND DEVELOPMENT. Research and development expense increased $3.7 million or 80.9%, to $8.3 million in fiscal 1999 from $4.6 million in fiscal 1998, and represented 17.7% of revenues in fiscal 1999 and 81.8% of revenues in fiscal 1998. The increased research and development expense was principally due to continued product development activities in the Wireline Division, as well as significant increases in product development activity in the Wireless Division. Both divisions increased spending to develop test methodologies for new products. During fiscal 1999, we recorded approximately $.2 million of stock-based compensation expense in connection with grants of stock options and direct issuances to outside patent attorneys and technical consultants.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $5.1 million or 244.0%, to $7.2 million in fiscal 1999 from $2.1 million in fiscal 1998, and represented 15.4% of revenues in fiscal 1999 and 37.4% of revenues in fiscal 1998. The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing. The decrease in selling, general and administrative expense as a percentage of revenues was due to substantially higher sales levels in fiscal 1999.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. We have recorded deferred stock compensation for the difference between the exercise price of option grants, or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $1.0 million for fiscal 1999. Our amortization expense increased in fiscal 1999 due to an increase in deferred stock compensation for options and direct stock issuances in fiscal 1999.

    INTEREST INCOME. Interest income was $.4 million in fiscal 1999 as compared to $.3 million in fiscal 1998. The increase in interest income was primarily due to higher cash balances invested in short-term investments.

    INTEREST EXPENSE. Interest expense was $.7 million in fiscal 1999 as compared to $.2 million in fiscal 1998. The increase in interest expense was primarily due to higher levels of debt and lease financing used to finance capital expenditures, particularly relating to the acquisition of IC testing equipment and leasehold improvements.

    INCOME TAX EXPENSE. Our effective tax rate excluding the impact of non-deductible goodwill, deferred compensation and write-off of in-process research and development was 21.7% for fiscal 1999. We had sufficient net operating loss tax carryforwards available from our development stage operations to offset any tax liability during fiscal 1998. For fiscal 1999, utilization of the remaining net operating loss carryforward and, to a lesser extent, full utilization of prior and current year research and development tax credits reduced our effective tax rates from full corporate rates.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity as of December 30, 2000 consisted of $96.4 million in cash, cash equivalents and short-term investments in addition to our bank credit facilities. We have a revolving line of credit available for borrowings and letters of credit of up to the lesser of $5.0 million or 80.0% of eligible accounts receivable at the bank's prime lending rate. At December 30, 2000, a letter of credit for $0.5 million related to a building lease was outstanding under the revolving line of credit. At December 30, 2000, $4.5 million in borrowings were available under the revolving line of credit.

    The bank facility is secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property). The line of credit and the separate letter of credit facility contain provisions that prohibit the payment of cash dividends and require the maintenance of tangible net worth and compliance with financial ratios, which measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations. Any default on one of the bank facilities will cause all of the bank facilities to be in default under these agreements.

    We also have entered into agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. At December 30, 2000, the amount outstanding under these agreements was $5.5 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.3 million) ranging from 6.7% to 10.2% per annum, is secured by certain equipment, and is repayable over approximately the next three years.

    Prior to receiving the net proceeds from our initial public offering, we funded our operations primarily through sales of preferred stock (which resulted in gross aggregate proceeds to us of approximately $12.8 million), debt financing under the bank facility and lease obligations described above and cash generated from operations. We raised $90.6 million through our initial public offering in March 2000. During fiscal 2000, cash provided by operating activities was $22.6 million. This compares to cash provided by operating activities of $12.3 million during fiscal 1999 and cash used by operating activities of $4.5 million in fiscal 1998.

    Due to the nature of our business, we experience working capital needs in the areas of accounts receivable and inventory. Typically, we invoice our customers on an open account basis on net 30 day payment terms or other specific terms that may vary from account to account as individually negotiated with customers. As of December 30, 2000, we had an accounts receivable balance of $13.6 million dollars. If sales levels were to increase or customers delayed their payments to us, it is likely that the level of receivables would also increase. Our level of inventory varies based principally upon either orders received from customers or our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels. As of December 30, 2000, we had inventory of $7.2 million which we deemed adequate to address these inventory considerations.

    Capital expenditures were $15.8 million in fiscal 2000 and $9.9 million in fiscal 1999. These expenditures were incurred to purchase semiconductor test equipment, design software and engineering tools, other computer equipment, leasehold improvements and software to support our business expansion. We anticipate further capital expenditures in fiscal 2001 of approximately $7 million to fund test floor operations and expand engineering product development activities.

    Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects and the expansion of our sales and marketing activities. We believe the net proceeds received from our initial public offering, together with our existing cash balances, availability under our credit facilities and cash generated by our operations, are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

There can be no assurances that additional equity or debt financing, if required, will be available to us on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    On March 31, 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. The interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The interpretation has been applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. The adoption of this pronouncement had no impact on the earnings or the financial condition of the Company, other than the impact on the valuation of stock options assumed as part of the Krypton acquisition.

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. The adoption of SFAS No. 133 will not have a material impact on our financial statements since the Company does not utilize derivative instruments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

Item 8.  Financial Statements and Supplementary Data

    The Financial Statements and supplementary data required by this item are included in part IV, Item 14 of this Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

    Certain information required by Part III is omitted from this report because we will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

    The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal 1 -- Election of Directors", "Executive Compensation" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

Item 11. Executive Compensation

    The information under the caption "Executive Compensation" appearing in the Proxy Statement, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information under the caption "Ownership of Securities," appearing in the Proxy Statement, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)  1.   Financial Statements

                          SILICON LABORATORIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
          Report of Independent Auditors                                                                 F-1

          Consolidated balance sheets at December 30, 2000 and January 1, 2000                           F-2

          Consolidated statements of operations for the years ended
          December 30, 2000, January 1, 2000, and January 2, 1999                                        F-3

          Consolidated statements of changes in stockholders' equity for the
          years ended December 30, 2000, January 1, 2000, and January 2, 1999                            F-4

          Consolidated statements of cash flows for the years ended
          December 30, 2000, January 1, 2000, and January 2, 1999                                        F-5

          Notes to consolidated financial statements                                                     F-6

     2.   Schedules

              All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

     3.   Exhibits

              The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K

(b)   Reports on Form 8-K.

      We filed a report on Form 8-K (Item 5) on December 21, 2000 announcing the settlement of our lawsuit against Analog Devices, Inc. and 3Com Corporation.

(c)   Exhibits


      Exhibit
      Number
      ------
        2.1*       Merger Agreement and Plan of Reorganization dated as of
                     June 22, 2000, by and among Silicon Labs, Karst
                     Corporation, a California corporation and wholly-owned
                     subsidiary of Silicon Labs, and Krypton Isolation, Inc., a
                     California corporation, and with respect to Section 7.2 of the Merger Agreement only, Charles Welch, as Shareholder
                     Agent. (filed as Exhibit 2.1 to the Registrant's Current
                     Report on Form 8-K dated August 11, 2000).


      Exhibit
      Number
      ------
        3.1*       Form of Fourth Amended and Restated Certificate of
                     Incorporation of Silicon Laboratories Inc. filed as
                     Exhibit 3.1 to the Registrant's Registration Statement on
                     Form S-1 (SEC File No. 333-94853 (the "IPO Registration
                     Statement")).

        3.2*       Form of Amended and Restated Bylaws of Silicon Laboratories
                    Inc. (filed as Exhibit 3.2 to the IPO Registration
                    Statement).

        4.1*       Specimen certificate for shares of common stock (filed as
                    Exhibit 4.1 to the IPO Registration Statement).

       10.1*       Form of Indemnification Agreement between Silicon
                    Laboratories Inc. and each of its directors and executive
                    officers (filed as Exhibit 10.1 to the IPO Registration
                    Statement).

       10.2*       Silicon Laboratories Inc. 2000 Stock Incentive Plan (filed as
                    Exhibit 10.2 to the IPO Registration Statement).

       10.3*       Silicon Laboratories Inc. Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement).

       10.4*       Amended and Restated Investors' Rights Agreement dated June 2,
                    1998 by and among Silicon Laboratories Inc. and certain
                    holders of preferred stock or common stock (filed as Exhibit
                    10.4 to the IPO Registration Statement).

       10.5*       Lease Agreement dated June 26, 1998 by and between Silicon
                    Laboratories Inc. and S.W. Austin Office Building Ltd. (filed as Exhibit 10.5 to the IPO Registration Statement).

       10.6*       Lease Agreement dated October 27, 1999 by and between
                    Silicon Laboratories Inc. and Stratus 7000 West Joint
                    Venture (filed as Exhibit 10.6 to the IPO Registration
                    Statement).

       10.7*       Master Loan and Security Agreement dated April 22, 1999 by and between Silicon Laboratories Inc. and FINOVA Capital
                    Corporation (filed as Exhibit 10.7 to the IPO Registration
                    Statement).

       10.8*       Commitment Letter dated April 19, 1999 by and between
                    Silicon Laboratories and Imperial Bank (filed as Exhibit
                    10.8 to the IPO Registration Statement).

       10.9*       Security and Loan Agreement dated June 25, 1999 by and
                    between Silicon Laboratories Inc. and Imperial Bank (filed as Exhibit 10.9 to the IPO Registration Statement).

       10.10*      Letter of Credit Agreement dated July 30, 1999 by and
                    between Silicon Laboratories Inc. and Imperial Bank (filed as Exhibit 10.10 to the IPO Registration Statement).

       10.11*      Letter of Credit Agreement dated November 19, 1999 by and
                    between Silicon Laboratories Inc. and Imperial Bank (filed as Exhibit 10.11 to the IPO Registration Statement).

       10.12*      Commitment Letter dated December 9, 1999 by and between
                    Silicon Laboratories and Imperial Bank (filed as Exhibit
                    10.12 to the IPO Registration Statement).

       10.13*      First Amendment to Credit Terms and Conditions and Attachment
                    Thereto dated December 16,1999 by and between Silicon
                    Laboratories Inc. and Imperial Bank (filed as Exhibit 10.13 to the IPO Registration Statement).

       10.14*      Promissory Note dated December 16, 1999 by and between
                    Silicon Laboratories and Imperial Bank (filed as Exhibit
                    10.14 to the IPO Registration Statement).





      Exhibit
      Number
      ------
       10.15*      Promissory Note dated December 16, 1999 by and between
                    Silicon Laboratories and Imperial Bank (filed as Exhibit
                    10.15 to the IPO Registration Statement).

       10.16*      Preferred Stock Purchase Warrant dated November 20, 1997 by and between Silicon Laboratories and Imperial Bank (filed as
                    Exhibit 10.16 to the IPO Registration Statement).

       10.17*      Preferred Stock Purchase Warrant dated September 4, 1998 by and between Silicon Laboratories and Imperial Bank (filed as
                    Exhibit 10.17 to the IPO Registration Statement).

       10.18*      Volume Purchase Agreement dated June 1, 1998 by and between
                    Silicon Laboratories Inc. and PC-TEL, Inc. (filed as Exhibit
                    10.18 to the IPO Registration Statement).

       10.19*      Lease Agreement dated June 29, 2000 by and between Silicon
                    Laboratories Inc. and Stratus 7000 West Joint Venture.
                    (filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000)

       21.         Subsidiaries of the Registrant.

       23.1        Consent of Ernst & Young LLP, Independent Auditors.


----------------

         * Incorporated herein by reference to the indicated filing.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on January 22, 2001.

                                              SILICON LABORATORIES INC.

                                              By:    /s/ NAVDEEP S. SOOCH
                                                    ----------------------------
                                                        Navdeep S. Sooch
                                                         CHIEF EXECUTIVE
                                                         OFFICER AND CHAIRMAN
                                                         OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



             NAME                               TITLE                                      DATE
             ----                               -----                                      ----
                                    Chief Executive Officer and
     /s/ NAVDEEP S. SOOCH           Chairman of the Board                             January 22, 2001
-------------------------------       (principal executive officer)
       Navdeep S. Sooch

                                    Vice President and Chief
     /s/ JOHN W. MCGOVERN           Financial Officer                                 January 22, 2001
-------------------------------       (principal financial and
       John W. McGovern                accounting officer)



     /s/ JEFFREY W. SCOTT           Vice President of                                 January 22, 2001
-------------------------------        Engineering and Director
       Jeffrey W. Scott


     /s/ DAVID R. WELLAND           Vice President of                                 January 22, 2001
-------------------------------        Technology and Director
       David R. Welland


     /s/ WILLIAM P. WOOD            Director                                          January 22, 2001
-------------------------------
       William P. Wood


      /s/ H. BERRY CASH             Director                                          January 22, 2001
-------------------------------
        H. Berry Cash


     /s/ WILLIAM G. BOCK            Director                                          January 22, 2001
-------------------------------
       William G. Bock


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Silicon Laboratories Inc.

    We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at December 30, 2000 and January 1, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.



                              /s/ ERNST & YOUNG LLP


Austin, Texas
January 17, 2001

                                 SILICON LABORATORIES INC.
                                CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             DECEMBER 30,             JANUARY 1,
                                                                2000                    2000
                                                         -------------------     ------------------
                           ASSETS

Current assets:
   Cash and cash equivalents....................                $51,902                 $8,197
   Short-term investments.......................                 44,536                  6,509
   Accounts receivable, net of allowance for
     doubtful accounts of $758 at December 30,
     2000 and $569 at January 1, 2000...........                 13,616                 10,322
   Inventories..................................                  7,219                  2,837
   Deferred income taxes........................                  1,719                    963
   Prepaid expenses and other...................                  1,119                    435
                                                         -------------------     ------------------
Total current assets............................                120,111                 29,263
Property, equipment and software, net...........                 22,625                 12,350
Goodwill and other intangible assets............                 39,686                     --
Other assets....................................                  2,418                    345
                                                         -------------------     ------------------
Total assets....................................               $184,840                $41,958
                                                         ===================     ==================

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................                 $8,728                 $7,374
   Accrued expenses.............................                  2,406                  1,083
   Deferred revenue.............................                  2,640                  1,006
   Current portion of long-term obligations.....                  2,078                  2,697
   Income taxes payable.........................                    912                  2,822
                                                         -------------------     ------------------
Total current liabilities.......................                 16,764                 14,982
Long-term debt and leases.......................                  3,390                  6,081
Other long-term obligations.....................                  1,735                    142
                                                         -------------------     ------------------
Total liabilities...............................                 21,889                 21,205
Redeemable convertible preferred stock..........                     --                 12,750
Stockholders' equity:
  Common stock--$.0001 par value; 250,000 and
    52,000 shares authorized and 48,117 and
    30,016 shares issued and outstanding at
    December 30, 2000 and January 1, 2000,
    respectively................................                      5                      3
   Additional paid-in capital...................                165,404                 19,014
   Stockholder notes receivable.................                 (1,202)                (1,472)
   Deferred stock compensation..................                (21,061)               (15,330)
   Retained earnings............................                 19,805                  5,788
                                                         -------------------     ------------------
Total stockholders' equity......................                162,951                  8,003
                                                         -------------------     ------------------
Total liabilities and stockholders' equity......               $184,840                $41,958
                                                         ===================     ==================


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      YEAR ENDED
                                                  ----------------------------------------------------
                                                     DECEMBER 30,        JANUARY 1,       JANUARY 2,
                                                        2000               2000             1999
                                                  -----------------   ---------------  ---------------
Revenues...............................               $103,103            $46,911           $5,609
Cost of revenues.......................                 35,601             15,770            2,371
                                                  -----------------   ---------------  ---------------
Gross profit...........................                 67,502             31,141            3,238
Operating expenses:
   Research and development............                 19,419              8,297            4,587
   Selling, general and administrative                  17,648              7,207            2,095
   Write off of in-process research &
     development.......................                    394                 --               --
   Goodwill amortization...............                  3,307                 --               --
   Amortization of deferred stock
     compensation......................                  3,761                976                8
                                                  -----------------   ---------------  ---------------
Operating expenses.....................                 44,529             16,480            6,690
                                                  -----------------   ---------------  ---------------
Operating income (loss)................                 22,973             14,661           (3,452)
Other (income) and expenses:
   Interest income.....................                 (4,038)              (402)            (261)
   Interest expense....................                  1,162                699              206
                                                  -----------------   ---------------  ---------------
Income (loss) before tax expense.......                 25,849             14,364           (3,397)
Income tax expense.....................                 11,832              3,324               --
                                                  -----------------   ---------------  ---------------
Net income (loss) .....................                $14,017            $11,040           $(3,397)
                                                  =================   ===============  ===============
Net income (loss) per share:
   Basic...............................                  $0.37              $0.73           $(0.37)
   Diluted.............................                  $0.29              $0.25           $(0.37)
Weighted average common shares outstanding:
   Basic...............................                 38,326             15,152            9,129
   Diluted.............................                 48,788             43,657            9,129


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                 FINANCIAL STATEMENTS.

                                                  SILICON LABORATORIES INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (IN THOUSANDS)

                                               Common Stock
                                     -----------------------------
                                                                                                  Total
                                      Number            Additional  Stockholder    Deferred     Retained  Stockholders'
                                        Of       Par     Paid-In       Notes        Stock       Earnings     Equity
                                      Shares    Value    Capital     Receivable   Compensation  (Deficit)   (Deficit)
                                     -------- -------- -----------  -----------   ------------  --------- ------------
Balance as of January 3, 1998....     27,704     $  3    $    143    $     (67)    $      --     $ (1,855) $   (1,776)
 Exercises of stock options......        938       --         164         (148)           --           --          16
 Deferred stock compensation.....         --       --         414           --          (414)          --          --
 Amortization of deferred stock
  compensation...................         --       --          --           --             8           --           8
 Net loss........................         --       --          --           --            --       (3,397)     (3,397)
                                     -------- -------- -----------  -----------   ------------  --------- ------------
Balance as of January 2, 1999....     28,642        3         721         (215)         (406)      (5,252)     (5,149)
 Exercises of stock options......      1,411       --       2,047       (1,267)           --           --         780
 Income tax benefit from
  exercise of stock options......         --       --          91           --            --           --          91
 Repurchase and cancellation of
  unvested shares................        (37)      --         (10)          10            --           --          --
 Compensation expense related
  to stock options and direct
  stock issuances to
  non-employees..................         --       --         266           --            --           --         266
 Deferred stock compensation.....         --       --      15,899           --       (15,899)          --          --
 Amortization of deferred stock
  compensation...................         --       --          --           --           975           --         975
 Net income......................         --       --          --           --            --       11,040      11,040
                                     -------- -------- -----------  -----------   ------------  --------- ------------
Balance as of January 1, 2000....     30,016        3      19,014       (1,472)      (15,330)       5,788       8,003
 Conversion of Preferred
  Stock to Common Stock..........     13,884        2      12,849           --            --           --      12,851
 Net Proceeds from Initial
  Public Offering................      3,200       --      90,646           --            --           --      90,646
 Compensation expense related
  to warrants....................         --       --         153           --            --           --         153
 Exercises of stock options......        573       --       1,705           --            --           --       1,705
 Income tax benefit from
  exercise of stock options......         --       --       1,685           --            --           --       1,685
 Repurchase and cancellation
  of unvested shares.............        (25)      --         (70)          --            --           --         (70)
 Repayment of stockholder
  notes..........................         --       --          --          270            --           --         270
 Employee Stock Purchase Plan....         29       --         700           --            --           --         700
 Deferred stock compensation.....         --       --       9,458           --        (9,458)          --          --
 Amortization of deferred
  stock compensation.............         --       --          --           --         3,761           --       3,761
 Purchase acquisitions...........        440       --      29,264           --           (34)          --      29,230
 Net income......................         --       --          --           --            --       14,017      14,017
                                     -------- -------- -----------  -----------   ------------  --------- ------------
Balance as of December 30, 2000..     48,117     $  5    $165,404    $  (1,202)    $ (21,061)    $ 19,805  $  162,951
                                     ======== ======== ===========  ===========   ============  ========= ============

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                  FINANCIAL STATEMENTS.

                                                    SILICON LABORATORIES INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)

                                                                       YEAR ENDED
                                                       --------------------------------------------
                                                        DECEMBER 30,    JANUARY 1,     JANUARY 2,
                                                            2000           2000           1999
                                                       --------------- -------------- -------------
OPERATING ACTIVITIES
Net income (loss)................................      $   14,017      $ 11,040       $ (3,397)
Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities:
   Depreciation and amortization expense..........          9,750         1,972            816
   Amortization of deferred stock compensation....          3,761           975              8
Amortization of note/lease end-of-term
    interest payments............................             323           142             --
Compensation expense related to stock options,
    direct stock issuance, and warrants to non-
    employees....................................             153           266             --
   Income tax benefit from exercise of stock
     options......................................          1,685            91             --
   Investment interest receivable.................           (608)           --             --
   Changes in operating assets and liabilities:
     Prepaid expenses and other...................           (557)         (300)           (65)
     Accounts receivable..........................         (3,105)       (7,447)        (2,875)
     Inventories..................................         (3,847)       (2,202)          (635)
     Other assets.................................           (811)         (218)          (120)
     Accounts payable.............................            847         4,232          1,643
     Accrued expenses.............................          1,136           854            175
     Deferred revenue.............................          1,634         1,006             --
     Deferred income taxes........................           (302)         (963)            --
     Income taxes payable.........................         (1,466)        2,822             --
                                                       --------------- -------------- -------------
Net cash provided by (used in) operating
  activities....................................           22,610        12,270         (4,450)
INVESTING ACTIVITIES
Purchases of short-term investments.............          (63,012)       (9,385)        (5,616)
Maturities of short-term investments............           25,593         5,833          5,728
Purchases of property and equipment.............          (15,843)       (9,904)        (3,066)
Purchase of software license....................           (1,250)           --             --
Acquisition of businesses, net of cash acquired           (14,433)           --             --
                                                       --------------- -------------- -------------
Net cash used in investing activities...........          (68,945)      (13,456)        (2,954)
FINANCING ACTIVITIES
Proceeds from long-term debt....................            3,532         6,424          1,499
Payments on long-term debt......................           (6,350)       (1,274)          (249)
Proceeds from equipment lease financing.........               --           976            825
Payments on capital leases......................             (493)         (390)           (30)
Proceeds  from repayment of stockholder notes...              270            --             --
Proceeds from exercise of warrants..............              100            --             --
Proceeds from Employee Stock Purchase Plan......              700            --             --
Repurchase and cancellation of common stock.....              (70)           --             --
Net proceeds from initial public offering.......           90,646            --             --
Net proceeds from issuances of convertible
  preferred stock...............................               --            --          7,500
Net proceeds from exercises of stock options....            1,705           780             17
                                                       --------------- -------------- -------------
Net cash provided by financing activities.......           90,040         6,516          9,562
                                                       --------------- -------------- -------------
Increase in cash and cash equivalents...........           43,705         5,330          2,158
Cash and cash equivalents at beginning of period            8,197         2,867            709
                                                       --------------- -------------- -------------
Cash and cash equivalents at end of period......       $   51,902      $  8,197       $  2,867
                                                       =============== ============== =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...................................       $      827      $    593       $    199
                                                       =============== ============== =============
Income taxes paid...............................       $   11,855      $  1,489       $     --
                                                       =============== ============== =============

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                  FINANCIAL STATEMENTS.

                            Silicon Laboratories Inc.
                   Notes to Consolidated Financial Statements
                                December 30, 2000


1. ORGANIZATION

    Silicon Laboratories Inc. (the Company), a Delaware corporation, develops and markets mixed-signal analog/intensive integrated circuits or ICs. The Company's products serve the wireline, wireless, and optical communications markets. Within the semiconductor industry, the Company is known as a "fabless" company meaning that the ICs are manufactured by third-party semiconductor companies. The Company was incorporated in 1996, and emerged from the development stage in fiscal 1998.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal year 2000 ended on December 30, 2000, fiscal year 1999 ended on January 1, 2000, and fiscal year 1998 ended on January 2, 1999. All of the periods presented have 52 weeks.

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Silicon Laboratories Isolation, Inc. and Silicon Laboratories UK Limited. All significant intercompany balances and transactions have been eliminated. The functional currency of the Company's foreign subsidiary, Silicon Laboratories UK Limited, is the U.S. dollar, accordingly, all translation gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in net income.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash deposits and investments with a maturity of three months or less when purchased.

SHORT-TERM INVESTMENTS

    The Company's short-term investments have original maturities greater than ninety days and less than one year and have been classified as available-for-sale securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The carrying value of all available-for-sale securities approximates their fair value. Short-term investments at December 30, 2000 and January 1, 2000 consist of the following (in thousands):

                                       Carrying Value
                               --------------------------------
                                December 30,      January 1,
                                    2000             2000
                               --------------------------------
Municipal Securities                 $17,529         $   --
Auction Rate Securities               11,242             --
U.S. Treasury Bills                   15,765          6,509
                               --------------------------------
                                     $44,536         $6,509
                               ================================

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, receivables, accounts payable, and borrowings. The Company believes all of these financial instruments are recorded at their current market values.

INVENTORIES

    Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

                            December 30,      January 1,
                                2000             2000
                          ---------------- --------------
Work in progress          $      4,302     $     1,902
Finished goods                   2,917             935
                          ---------------- --------------
                          $      7,219     $     2,837
                          ================ ==============

PROPERTY, EQUIPMENT, AND SOFTWARE

    Property, equipment, and software are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets (generally four to five years). Amortization of assets recorded under capital leases is computed using the straight-line method over the shorter of the asset's useful life or the term of the lease and such amortization is included with depreciation expense (See also Note 5). Leasehold improvements are depreciated over the contractual obligation of the lease period or their useful life, whichever is shorter. Property, equipment and software consist of the following (in thousands):

                                          December 30,        January 1,
                                              2000               2000
                                        ------------------  ---------------
Equipment..........................        $   21,618       $    10,014
Computers and purchased software...             7,147             3,779
Furniture and fixtures.............               885               326
Leasehold improvements.............             1,979             1,155
                                        ------------------  ---------------
                                               31,629            15,274
Accumulated depreciation...........            (9,004)           (2,924)
                                        ------------------  ---------------
                                           $   22,625       $     12,350
                                        ==================  ===============

LONG-LIVED ASSETS

    The Company accounts for long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

RISKS AND UNCERTAINTIES

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts and U.S. Treasury bills. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of such receivables. The following table summarizes the changes in the allowance for doubtful accounts receivable (in thousands):

Balance at January 3, 1998.......................     $   --
Additions charged to costs and expenses..........         56
Write-off of uncollectible accounts..............         --
                                                      -------

Balance at January 2, 1999.......................         56
Additions charged to costs and expenses..........        513
Write-off of uncollectible accounts..............         --
                                                      -------

Balance at January 1, 2000.......................        569
Balance acquired from Krypton Isolation purchase          56
Additions charged to costs and expenses..........        133
Write-off of uncollectible accounts..............         --
                                                      -------

Balance at December 30, 2000.....................     $  758
                                                      =======

    All of the Company's products are currently fabricated by two companies in Taiwan. A fabrication disruption experienced by either of these partners could impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The following is a detail of customers that accounted for greater than 10% of revenue in the respective fiscal years:

                                                 Year Ended
                                  --------------------------------------------
                                   December 30,     January 1,     January 2,
                                       2000            2000          1999
                                  --------------   ------------   ------------
Customer A......................        46%             62%            78%
Customer B......................        --              12             --
Customer C......................        --              10             20

REVENUE RECOGNITION

    Revenue from product sales direct to customers is recognized upon title transfer, which generally occurs upon shipment. Certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, the Company defers revenue and gross profit on such sales until the product is sold by the distributors.

ADVERTISING

    Advertising costs are expensed as incurred. Advertising expenses were $718,000, $296,700, and $66,800 in the fiscal years ended December 30, 2000,
January 1, 2000, and January 2, 1999, respectively.

STOCK-BASED COMPENSATION

    Financial Accounting Standards Board (FASB) SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

    On March 31, 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. The Interpretation clarifies guidance for certain issues that arose in the application of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The interpretation has been applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. The adoption of this pronouncement had no impact on the earnings or the financial condition of the Company, other than the impact on the valuation of stock options assumed as part of the Krypton acquisition.

OTHER COMPREHENSIVE INCOME

    In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no material differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

SEGMENT INFORMATION

    The Company has one operating segment with three product divisions (the Wireline, Wireless, and Optical Networking Divisions). The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level. The Wireline Division accounted for a significant majority of the revenues in all periods.

    Approximately $22,059,000, $3,372,000, and $4,000 of the Company's revenues were from export sales for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999, respectively. The operations and assets of Silicon Laboratories UK Limited were immaterial in all periods presented.

RECLASSIFICATIONS

    Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

    The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                                             Year Ended
                                                         --------------------------------------------------
                                                           December 30,        January 1,       January 2,
                                                               2000                2000            1999
                                                         ---------------      ------------    -------------
Net income (loss)..........................                  $14,017             $11,040         $(3,397)
Basic:
   Weighted-average shares of common stock
     outstanding...........................                   43,628              29,177          28,245
   Weighted-average shares of common stock
     subject to repurchase.................                   (5,302)            (14,025)        (19,116)
                                                         ---------------      ------------    -------------
   Shares used in computing basic net
     income (loss) per share...............                   38,326              15,152           9,129
                                                         ---------------      ------------    -------------

Effect of dilutive securities:
   Weighted-average shares of common stock
     subject to repurchase.................                    5,131              13,370              --
   Convertible preferred stock and warrants                    3,235              13,965              --
   Stock options...........................                    2,096               1,170              --
                                                         ---------------      ------------    -------------
   Shares used in computing diluted net
     income (loss) per share...............                   48,788              43,657           9,129
                                                         ===============      ============    =============

Basic net income (loss) per share..........                    $0.37               $0.73          $(0.37)
Diluted net income (loss) per share........                    $0.29               $0.25          $(0.37)


RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. The adoption of SFAS No. 133 will not have a material impact on the Company's financial statements since the Company does not utilize derivative instruments.

3. ACQUISITIONS

    On August 9, 2000, the Company consummated a merger with Krypton Isolation, Inc., a company specializing in patented total solid state all-silicon Data Access Arrangement, or DAA devices. The purchase price of $42.0 million consisted of $15.0 million in cash, 384,100 shares of the Company's common stock valued at $21.9 million, 90,449 options to purchase the Company's common stock valued at $4.8 million, and direct acquisition costs of $0.3 million. The direct acquisition costs consist primarily of legal, accounting, and appraisal fees incurred by the Company that are directly related to the merger. There can be no assurance that the Company and Krypton will not incur additional charges related to the merger or that management will be successful in its efforts to integrate the operations of the two companies. To determine the value associated with the stock and stock option portion of the consideration paid to Krypton shareholders, management used the average of the closing prices of the Company's common stock for the three days before and after the measurement date, August 4, 2000, in accordance with Emerging Issues Task Force (EITF) 99-12, ACCOUNTING FOR FORMULA ARRANGEMENTS UNDER EITF 95-19, DETERMINATION OF THE MEASUREMENT DATE FOR THE MARKET PRICE OF ACQUIRER SECURITIES ISSUED IN A PURCHASE BUSINESS COMBINATION. The average of these closing prices was $56.96 per share. The number of shares tendered was based on the average of the closing prices of the Company's common stock in the ten trading days ending on August 4, 2000 in accordance with the terms of the agreement.

    The acquisition of Krypton was accounted for under the purchase method of accounting. The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

                                                                                       Amortization Period
                                                                                      ---------------------
            Intangibles:
                Workforce                                                    $  214          3 years
                Customer base                                                 1,006          5 years
                Acquired technology                                             952         4-7 years
                Patents                                                         120          3 years
                Goodwill                                                     37,229          5 years
                                                                        -------------
                                                                             39,521

            Net fair value of tangible assets acquired and
               liabilities assumed                                            2,415
            Net deferred tax liabilities assumed                               (373)
            Deferred stock compensation                                          35
            In-process research and development                                 394
                                                                        -------------
            Total purchase price                                            $41,992
                                                                        =============

     Since this acquisition was accounted for using the purchase method, the results of operations of Krypton have been included with those of the Company subsequent to the acquisition date, August 9, 2000.

    The following presents the unaudited pro forma combined results of operations of the Company with Krypton for the years ended December 30, 2000 and January 1, 2000, after giving effect to certain pro forma adjustments, as if Krypton had been acquired as of the beginning of the respective fiscal years. The unaudited pro forma financial information for the year ended December 30, 2000 combines the audited historical results of operations of the Company for the year ended December 30, 2000 and the unaudited historical results of operations of Krypton for the twelve-months ended October 31, 2000. The unaudited pro forma financial information for the year ended January 1, 2000 combines the audited results of operations for the year ended January 1, 2000 for the Company and the unaudited results of operations for the twelve-months ended October 31, 1999 for Krypton. (in thousands, except per share data)

                                                           Year Ended                    Year Ended
                                                        December 30, 2000              January 1, 2000
                                                   ---------------------------- -----------------------------
Revenue                                                    $103,861                     $48,853
Net income                                                    2,278                       3,036
Diluted net income per share                                  $0.05                       $0.07


    The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been consummated at the beginning of the respective fiscal years, nor is it necessarily indicative of future operating results or financial position of the Company.

    Approximately $394,000 of the Krypton purchase price was allocated to in-process research and development based upon an independent third party appraisal and expensed upon the consummation of the transaction. The proforma adjustments do not include a charge for this expense as it does not have a continuing impact on the operations of the Company. Further, the unaudited pro forma financial information does not include the realization of cost savings from operating efficiencies, synergies or other restructurings that may result from the merger.

    On October 2, 2000, the Company acquired SNR Semiconductor, Inc. (SNR), an engineering design firm specializing in the design of analog and mixed-signal core technology in CMOS, with particular emphasis on technology for communications applications. The purchase price of $3.7 million consisted of $1.0 million in cash, 55,556 shares of the Company's common stock valued at $2.6 million and direct acquisition costs of $0.1 million. Of the purchase price, $27,000 was allocated to tangible assets based upon their respective fair values, and $131,000 was allocated to the intangible asset "workforce" based on management's estimates. The resulting excess purchase price of $3.5 million was allocated to goodwill. Workforce is being amortized over 5 years and goodwill is being amortized over 4 years. The historical operating results of SNR are not significant to the Company's consolidated financial statements.

4. GOODWILL AND OTHER INTANGIBLES

    Amortization of goodwill and other intangibles is computed using the straight line method over the assets estimated useful lives ranging from 4 to 7 years. Activity in goodwill and other intangibles during the year ended December 30, 2000 is as follows (amounts in thousands):

                                                Customer    Acquired
                                    Workforce     Base      Technology   Patents    Goodwill     Total
                                    ---------    ------     ----------   -------    --------    --------
Balance at January 1, 2000            $ --        $ --         $ --        $ --     $    --     $    --
Acquisition of assets                  345       1,006          952         120      40,794      43,218
Amortization                           (36)        (84)         (89)        (16)     (3,306)     (3,532)
                                    ---------    ------     ----------   -------    --------    --------
Net balance at December 30, 2000      $309        $922         $863        $104     $37,488     $39,686
                                    =========    ======     ==========   =======    ========    ========

5. LONG-TERM OBLIGATIONS

      The Company has a revolving line of credit agreement (the Agreement) with a commercial bank. Under the provisions of the Agreement, the line of credit allows for borrowings of up to $5 million or 80% of eligible accounts receivable at the bank's prime lending rate. The bank facility is secured by the Company's accounts receivable, inventory, capital equipment and other unsecured assets (excluding intellectual property). At December 30, 2000, a letter of credit for $.5 million relating to a building lease was outstanding under the facility. There were no amounts outstanding under this facility as of January 1, 2000. As a result, available borrowings under this facility were $4.5 million and $3.0 million at December 30, 2000 and January 1, 2000, respectively. There are covenants related to net worth and liquidity associated with this line of credit, with which the Company is in compliance as of December 30, 2000.

Long-term debt and leases consist of the following:

                                                                                                 December 30,        January 1,
                                                                                                     2000               2000
                                                                                               ----------------    -------------
                                                                                                        (in thousands)
Bank term loans paid off in September 2000........................................                   $ --             $1,456
Note payable, at 9.08%, payable in monthly installments of $24,800 through
  March 1, 2003 with a $200,600 interest payment due at maturity..................                    604                835
Note payable, at 9.77%, payable in monthly installments of $4,100 through
  June 1, 2003....................................................................                    109                146
Note payable, at 9.91%, payable in monthly installments of $14,000 through
  September 1, 2003...............................................................                    404                526
Note payable, at 10.22%, payable in monthly installments of $5,800 through
  December 1, 2003................................................................                    180                231
Note payable, at 6.71%, payable in monthly installments of $30,600 through
  February 28, 2003 with a $243,200 interest payment due at maturity..............                    739              1,046
Note payable, at 6.92%, payable in monthly installments of $19,300 through
  July 31, 2003 with a $152,900 interest Payment due at maturity..................                    548                719
Note payable, at 7.13%, payable in monthly installments of $40,000 to $46,000
  through April 30, 2004 with a $399,200 interest payment due at maturity.........                  1,605              1,956
Note payable, at 7.5%, payable in monthly installments of $9,900 to $11,400
  through April 30, 2004 with a $98,100 interest payment due at maturity..........                    395                481
Capital lease obligations.........................................................                    884              1,382
                                                                                               ----------------    -------------
                                                                                                    5,468              8,778
Current portion...................................................................                 (2,078)            (2,697)
                                                                                               ----------------    -------------
Long-term portion.................................................................                 $3,390             $6,081
                                                                                               ================    =============

     The notes payable and capital lease obligations are borrowings with three institutional financing providers for equipment financing. The indebtedness is secured by a security interest in the underlying equipment.

    Periodically, the Company will purchase or make advance deposits toward the purchase of machinery and equipment; and within one to three months enter into leasing arrangements to finance these assets. These leasing arrangements result in the reimbursement of the amounts initially paid by the Company and do not result in any gains or losses. Such reimbursements have been reflected in the statement of cash flows as proceeds from equipment lease financings.

    The Company has financed the acquisition of certain computers and other equipment under capital lease transactions which are accounted for as financings and mature through fiscal year 2003. As of December 30, 2000 and January 1, 2000, equipment under capital lease included in property, equipment and software was $884,000, and $1,382,000, respectively.

    At December 30, 2000, contractual maturities of debt and future minimum annual payments due under capital lease obligations are as follows (in thousands):

                                                                      Capital
Fiscal Year                                              Debt         Leases        Total
                                                      ----------    ----------    ----------
2001..............................................     $ 1,535         $633        $ 2,168
2002..............................................       1,698          343          2,041
2003..............................................       1,125           12          1,137
2004..............................................         226           --            226
                                                      ----------    ----------    ----------
                                                         4,584          988          5,572
Less amount representing interest.................          --         (104)          (104)
                                                      ----------    ----------    ----------
                                                         4,584          884          5,468
Less current portion..............................      (1,535)        (543)        (2,078)
                                                      ----------    ----------    ----------
Long-term debt and leases.........................     $ 3,049         $341        $ 3,390
                                                      ==========    ==========    ==========

6. STOCKHOLDERS' EQUITY


REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Certificate of Incorporation authorized the issuance of up to 8,000,000 shares of Convertible Preferred Stock with par value of $0.0001 per share. Each share was convertible at the option of the stockholder into two shares of common stock, subject to certain anti-dilution adjustments. The Convertible Preferred Stockholders were entitled to the number of votes equal to the number of shares of common stock into which each share of Convertible Preferred Stock could be converted on the record date. In March 2000, a warrant to purchase 21,008 shares of Series B convertible Preferred Stock at $4.76 per share was exercised. Upon closing of the Company's initial public offering, all outstanding shares of the Company's Redeemable Convertible Preferred Stock were converted into an aggregate of 13,884,190 shares of the Company's common stock.

    As of January 1, 2000, Redeemable Convertible Preferred Stock was as follows (in thousands except per share data):

                                                                 Shares
                              Par             Shares           Issued and          Liquidation
                             Value          Authorized         outstanding         Preference
                           ----------     ---------------    ----------------    ---------------
Series
Undesignated...........      $.0001             998                  --              $    --
A......................      $.0001           5,391               5,345                5,250
B......................      $.0001           1,611               1,576                7,500
                                          ---------------    ----------------    ---------------
                                              8,000               6,921              $12,750
                                          ===============    ================    ===============

COMMON STOCK

    The Company had 48,117,437 shares of common stock outstanding as of December 30, 2000. Of these shares, 3,113,327 shares were unvested and are subject to rights of repurchase that lapse according to a time based vesting schedule.

    On November 3, 1999, the Company effected a two-for-one stock split through a stock dividend of common stock. All references to common stock share and per share amounts including options to purchase common stock have been retroactively restated to reflect the stock split as if such split had taken place at the inception of the Company. Also, the conversion ratio of the redeemable convertible preferred stock was adjusted from one-for-one to one-for-two.

    The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors on January 5, 2000. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at semi-annual intervals. A total of 400,000 shares the Company's common stock was initially reserved under the Purchase Plan. In fiscal 2000, there were 29,341 shares issued under the Purchase Plan.

STOCK OPTION/STOCK ISSUANCE PLANS

    In fiscal 2000, the Company's Board of Directors and Stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan). The 2000 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's common stock, (ii) the discretionary issuance of common stock directly to employees (direct issuance shares), (iii) the granting of special below-market stock options to executive officers and other highly compensated employees of the Company for which the exercise price can be paid using earnings deductions and
(iv) the automatic issuance of stock options to non-employee board members. Upon the Company's initial public offering, the 2000 Plan incorporated all stock options and direct issuance shares outstanding under the 1997 Stock Option/Stock Issuance Plan (the 1997 Plan). Under the 1997 Plan, employees, members of the Board of Directors and independent advisors were granted stock options or were issued direct issuance shares as a direct purchase or as a bonus for services rendered to the Company. In connection with the acquisition of Krypton Isolation Inc., the Company assumed outstanding options for 90,449 shares of the Company's common stock.

    The 2000 Plan and the 1997 Plan contain similar terms. The direct issuance shares and the stock options contain vesting provisions ranging from four to eight years. If permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule. The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant. At December 30, 2000, 10,561,808 shares were authorized for issuance under the 2000 Plan. No further options or direct issuances may be granted under the 1997 Plan.

    The Company recorded deferred stock compensation expense of $9,492,000, $15,899,000 and $414,000 in connection with stock options granted or assumed for 297,697 shares, 2,464,200 shares and 355,500 shares of common stock during fiscal 2000, 1999 and, 1998 respectively. These amounts represent the difference between the exercise price of the stock option and the market price or the subsequently deemed fair value of the Company's common stock. The deferred stock compensation is amortized over the vesting periods of the applicable options, resulting in amortization expense of $3,761,000, $976,000 and $8,000 for fiscal years 2000, 1999, and 1998, respectively.

    During fiscal 1999 and 1998, the Company made full recourse loans to employees of $1,267,500 and $147,500, respectively, in connection with the employees' purchase of shares through exercises of options. These full recourse notes are secured by the shares of stock, are interest bearing at rates ranging from 4.8% to 6.7%, have terms of five years, and must be repaid upon the sale of the underlying shares of stock. No loans were issued during fiscal 2000.

    A summary of the Company's stock option and direct issuance activity and related information follows:

                                                       Outstanding                             Weighted-
                                        Shares           Options                                Average
                                       Available       And Direct           Exercise            Exercise
                                       For Grant        Issuances            Prices              Price
                                     --------------   --------------    -----------------    --------------
Balance at January 3, 1998....         1,664,536          770,000            $0.05              $ 0.05
Additional shares reserved....         1,067,272               --             --                    --
Granted.......................        (1,542,500)       1,542,500         0.05 - 1.25             0.35
Exercised.....................                --         (938,168)        0.05 - 0.25             0.18
Cancelled.....................            61,832          (61,832)             0.05               0.05
                                    --------------   --------------    -----------------    --------------

Balance at January 2, 1999....         1,251,140        1,312,500         0.05 - 1.25             0.31
Additional shares reserved....         2,200,000               --             --                    --
Granted.......................        (2,484,200)       2,484,200         1.25 - 16.00            3.08
Exercised.....................                --       (1,411,474)        0.05 - 5.00             1.45
Cancelled.....................             5,000           (5,000)        0.25 - 1.75             0.77
Repurchase and cancellation
  of unvested shares..........            37,332               --             0.25                0.25
                                    --------------   --------------    -----------------    --------------

Balance at January 1, 2000....         1,009,272        2,380,226          0.05 - 16.00           2.52
Additional shares reserved....         2,090,449               --              --                   --
Granted and assumed...........        (2,413,331)       2,413,331          0.00 - 74.75          30.92
Exercised.....................                --         (573,308)         0.00 - 31.00           2.98
Cancelled.....................           138,834         (138,834)         1.75 - 57.50          31.38
Repurchase and cancellation
  of unvested shares..........            25,000               --          2.50 - 10.00           2.80
                                    --------------   --------------    -----------------    --------------

Balance at December 30, 2000..           850,224        4,081,415         $0.00 - $74.75        $18.26
                                    ==============   ==============    =================    ==============

     In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 30, 2000.

                                           Outstanding                              Exercisable
                        --------------------------------------------------    ------------------------
                                         Weighted-
                                          Average                                            Weighted-
                                         Remaining           Weighted-                       Average
     Range of            Number of       Contractual          Average          Number of     Exercise
  Exercise Prices         Options       Life in Years      Exercise Price       Options       Price
---------------------   -----------    ---------------    ----------------    -----------    ---------
$ 0.00 to $ 0.25          685,500           5.45              $ 0.13            628,000       $ 0.14
  0.28 to   1.75          733,202           8.31                1.47            733,202         1.47
  2.00 to  10.00          693,183           8.83                5.72            693,183         5.72
 11.63 to  28.13          506,865           6.50               16.06             24,915        16.76
 31.00 to  31.00          752,200           9.23               31.00                817        31.00
 35.40 to  55.38          531,965           9.64               50.50              1,965        35.40
 57.50 to  74.75          178,500           9.48               62.11                 --           --
---------------------   -----------    ---------------    ----------------    -----------    ---------
$ 0.00 to $74.75        4,081,415           8.09              $18.26          2,068,546       $ 3.00

    Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, no expected dividends, an expected life of one year, and no volatility for options granted in fiscal 1998 and 1999; risk-free interest rate of 6.2%, no expected dividends, an expected life of 5.61 years, and volatility of 88% for options granted in fiscal 2000. The fair value of shares issued under the Company's Purchase Plan was not significant for all periods presented.

    The weighted-average fair value of options granted during fiscal 1998, 1999 and 2000 was $.61, $9.55, and $26.80, respectively.

    For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share data):

                                                                         Year Ended
                                                    --------------------------------------------------
                                                      December 30,        January 1,       January 2,
                                                         2000               2000              1999
                                                    ----------------    -------------    -------------
Pro forma net income (loss)....................         $9,120             $11,014          $(3,400)
Pro forma basic net income (loss) per share....            .24                 .73             (.37)
Pro forma diluted net income (loss) per share..            .19                 .25             (.37)

    Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

7. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities and certain equipment under operating lease agreements that expire at various dates through 2007. Some of these arrangements contain renewal options, and require the Company to pay taxes, insurance and maintenance costs.

    Rent expense under operating leases was $1,064,889, $373,983, and $144,784 for the years ended December 30, 2000, January 1, 2000, and, January 2, 1999, respectively.

    The minimum annual future rentals under the terms of these leases at December 30, 2000 are as follows (in thousands):

FISCAL YEAR
2001........................................................     $ 1,827
2002........................................................       1,744
2003........................................................       1,795
2004........................................................       1,834
2005........................................................       1,863
Thereafter..................................................       1,196
                                                               -----------
Total minimum lease payments................................      10,259
Minimum Sublease Rental Income..............................        (478)
                                                               -----------
Total net minimum lease payments............................     $ 9,781
                                                               ===========

    On January 12, 2000, the Company filed a lawsuit against Analog Devices and 3Com asserting that Analog Devices and 3Com had infringed, and were continuing to infringe on its patents. Analog Devices and 3Com denied infringing on the Company's patents and asserted counterclaims. On December 20, 2000, the Company, along with Analog Devices and 3Com announced that the settlement of the pending lawsuits had been completed without admission of fault or liability by any of the parties. Pursuant to the settlement agreement, the Company received a one-time non-refundable payment from Analog Devices for $2.5 million that was recorded as revenue in the quarter ended December 30, 2000.

    The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position and results of operations.

8. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Significant components of the Company's deferred taxes as of December 30, 2000 and January 1, 2000 are as follows (in thousands):

                                                             December 30,         January 1,
                                                                 2000                2000
                                                            ----------------    --------------
Deferred tax liabilities:
  Depreciable assets....................................        $1,387             $   --
  Prepaid expenses......................................           324                 46
                                                            ----------------    --------------
                                                                 1,711                 46
                                                            ----------------    --------------

Deferred tax assets:
  Reserves and allowances...............................           906                568
  Deferred revenue......................................         1,003                381
  Accrued liabilities & other...........................           251                175
                                                            ----------------    --------------
                                                                 2,160              1,124
                                                            ----------------    --------------
  Net deferred taxes                                            $  449             $1,078
                                                            ================    ==============

    Upon the acquisition of Krypton Isolation, Inc. on August 9, 2000 and SNR Semiconductor, Inc. on October 2, 2000, the company recorded a net deferred tax liability of approximately $360,000 and $49,000, respectively, due to differences between book and tax basis of acquired assets and assumed liabilities.

    Significant components of the provision for income taxes are as follows (in thousands):

                                                   December 30,        January 1,       January 2,
                                                       2000               2000             1999
                                                  ---------------    -------------    -------------
Current:
  Federal.....................................       $10,695            $ 4,009           $ --
  State.......................................           917                393             --
                                                  ---------------    -------------    -------------
  Total Current...............................        11,612              4,402             --
Deferred:
  Federal.....................................           202               (993)            --
  State.......................................            18                (85)            --
                                                  ---------------    -------------    -------------
  Total Deferred..............................           220             (1,078)            --
                                                  ---------------    -------------    -------------

                                                     $11,832            $ 3,324           $ --
                                                  ===============    =============    =============

    The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as a result of the following:

                                                   December 30,        January 1,       January 2,
                                                       2000              2000              1999
                                                  ---------------    -------------    -------------
Pre-tax book income (loss) at statutory rate          35.0%              35.0%            (34.0)%
State taxes, net of federal benefit...........         4.0                3.0              (3.0)
Non-deductible deferred compensation expense           5.1                2.6               --
Other permanent items.........................         2.5                0.1               0.3
Tax credits...................................        (0.8)              (2.4)              --
Change in valuation allowance.................          --              (15.2)             36.7
                                                  ---------------    -------------    -------------
                                                      45.8%              23.1%              0.0%

9. EMPLOYEE BENEFIT PLAN


    The Company maintains a defined contribution or 401(k) Plan for the benefit of substantially all employees. To be eligible for the 401(k) Plan, employees must have reached the age of 21. Participants may elect to contribute up to 15% of their compensation to the 401(k) Plan. The Company may make discretionary matching contributions of up to 10% of a participant's compensation as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company's contributions to the 401(k) Plan vest over four years at a rate of 25% per year. The Company contributed $219,000 to the Plan during the year ended December 30, 2000. During the fiscal years ended January 1, 2000 and January 2, 1999 no contributions were made.

                 SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

All of the quarterly periods reported here had thirteen weeks. Quarterly financial information for fiscal 2000 and 1999 (thousands of dollars except as noted):

                                            Fiscal 2000                                        Fiscal 1999
                       -------------------------------------------------    ------------------------------------------------
                         Fourth       Third       Second        First        Fourth      Third        Second        First
                         Quarter     Quarter      Quarter      Quarter       Quarter     Quarter      Quarter      Quarter
                       ----------   ----------   ----------   ----------    ----------  ----------   ----------   ----------
Revenues..............  $29,703*      $29,427     $24,286      $19,687       $18,474     $14,574      $ 7,543       $ 6,320
Cost of revenues......   10,324        10,130       8,390        6,757         5,907       4,582        2,866         2,415
                       ----------   ----------   ----------   ----------    ----------  ----------   ----------   ----------

Gross Profit..........   19,379        19,297      15,896       12,930        12,567       9,992        4,677         3,905
Operating expenses:
  Research and
    development.......    6,132         5,263       4,444        3,580         3,298       2,109        1,597         1,293
  Selling, general
    & administrative..    4,947         5,128       4,355        3,218         2,470       2,105        1,500         1,132
  Write-off of in-
    process research
    and development...       --           394          --           --            --          --           --            --
  Goodwill
    Amortization......    2,067         1,240          --           --            --          --           --            --
  Amortization of
    deferred stock
    compensation......    1,311           884         787          779           573         254          116            33
                       ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------
  Total operating
    Expenses..........   14,457        12,909       9,586        7,577         6,341       4,468        3,213         2,458
                       ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------

Operating income......    4,922         6,388       6,310        5,353         6,226       5,524        1,464         1,447
Interest income.......   (1,284)       (1,248)     (1,258)        (248)         (166)        (98)         (75)          (63)
Interest expense......      204           339         342          277           222         217          140           120
                       ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------

Income before tax
  expense.............    6,002         7,297       7,226        5,324         6,170       5,405        1,399         1,390
Income tax expense....    3,136         3,332       3,045        2,319         1,428       1,251          323           322
                       ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------

Net income............  $ 2,866       $ 3,965     $ 4,181      $ 3,005       $ 4,742     $ 4,154      $ 1,076       $ 1,068
                       ==========   ==========   ==========   ==========   ==========  ==========   ==========   ==========

Net income per
share:
  Basic...............  $   .06       $   .09     $   .10      $   .14       $   .27     $   .26      $   .07       $   .08
  Diluted.............  $   .06       $   .08     $   .08      $   .07       $   .11     $   .09      $   .02       $   .02
Weighted-average
common shares
outstanding:
  Basic...............   44,820        43,917      43,279       21,221        17,340      15,902       14,374        12,881
  Diluted.............   49,435        49,987      49,812       45,952        44,830      44,377       43,907        43,611

* Includes $2,500 one-time, non-refundable payment from Analog Devices, Inc.
pursuant to the patent infringement settlement.


AS OF A PERCENTAGE OF REVENUES

                                            Fiscal 2000                                        Fiscal 1999
                       -------------------------------------------------    ------------------------------------------------
                         Fourth       Third       Second        First        Fourth      Third        Second        First
                         Quarter     Quarter      Quarter      Quarter       Quarter     Quarter      Quarter      Quarter
                       ----------   ----------   ----------   ----------    ----------  ----------   ----------   ----------
Revenues..............    100.0%      100.0%       100.0%       100.0%        100.0%      100.0%       100.0%        100.0%
Cost of revenues......     34.8        34.4         34.5         34.3          32.0        31.4         38.0          38.2
                       ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------

Gross profit..........     65.2        65.6         65.5         65.7          68.0        68.6         62.0          61.8
Operating expenses:
  Research and
    development.......     20.6        17.9         18.3         18.2          17.9        14.5         21.2          20.5
  Selling, general
    & administrative..     16.7        17.4         17.9         16.3          13.4        14.5         19.9          17.9
  Write-off of in-
    process research
    and development...       --          1.3          --           --            --          --           --            --
  Goodwill
    Amortization......      7.0         4.2           --           --            --          --           --            --
  Amortization of
    deferred stock
    compensation......      4.4         3.0          3.2          4.0           3.0         1.7          1.5            .5
                       ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------
   Total operating
     Expenses.........     48.7        43.9         39.5         38.5          34.3        30.7         42.6          38.9
                       ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------

Operating income......     16.5        21.7         26.0         27.2          33.7        37.9         19.4          22.9
Interest income.......     (4.3)       (4.2)        (5.2)        (1.3)          (.9)        (.7)        (1.0)         (1.0)
Interest expense......      0.6         1.2          1.4          1.4           1.2         1.5          1.9           1.9
                       ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------

Income before tax
  expense.............     20.2        24.8         29.8         27.0          33.4        37.1         18.5          22.0
Income tax expense....     10.5        11.3         12.5         11.8           7.7         8.6          4.2           5.1
                       ----------   ----------   ----------   ----------   ----------  ----------   ----------   ----------

Net income............      9.7%       13.5%        17.2%        15.3%         25.7%       28.5%        14.3%         16.9%
                       ==========   ==========   ==========   ==========   ==========  ==========   ==========   ==========