Form 10-Q
period 2001-03-31
SILICON LABORATORIES INC
filed 2001-04-24
CIK 1038074

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2001
                               -------------------------------------------------

                                                            Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ---------------------
Commission file number:
                          ------------------------------------------------------

                            SILICON LABORATORIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      74-2793174
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

4635 Boston Lane, Austin, Texas                                 78735
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 11, 2001, 48,352,176 shares of common stock of Silicon Laboratories Inc. were outstanding.
--------------------------------------------------------------------------------

                                                                                              PAGE
PART I.           FINANCIAL INFORMATION                                                      NUMBER
                                                                                             ------
     Item 1       Financial Statements:

                  Condensed Consolidated Balance Sheets at March 31, 2001 and
                    December 30, 2000 ........................................................    2

                  Condensed Consolidated Statements of Operations for the
                    three months ended March 31, 2001 and April 1, 2000.......................    3

                  Condensed Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2001 and April 1, 2000.......................    4

                  Notes to Condensed Consolidated Financial Statements........................    5

     Item 2       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................    6

     Item 3       Quantitative and Qualitative Disclosures About Market Risk..................   24

PART II. OTHER INFORMATION

     Item 1       Legal Proceedings...........................................................   24

     Item 2       Changes in Securities and Use of Proceeds...................................   24

     Item 3       Defaults Upon Senior Securities.............................................   24

     Item 4       Submission of Matter to a Vote of Securities Holders........................   24

     Item 5       Other Information...........................................................   24

     Item 6       Exhibits and Reports on Form 8-K............................................   25

PART I:    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            SILICON LABORATORIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 MARCH 31,           DECEMBER 30,
                                                                    2001                 2000
                                                                -----------          ------------
                           ASSETS                               (Unaudited)
Current assets:
   Cash and cash equivalents....................                $ 67,454                $ 51,902
   Short-term investments.......................                  29,771                  44,536
   Accounts receivable, net of allowance for
     doubtful accounts of $431 at March 31,
     2001 and $758 at December 30, 2000.........                   7,027                  13,616
   Inventories..................................                   7,887                   7,219
   Deferred income taxes........................                   1,926                   1,719
   Prepaid expenses and other...................                   1,969                   1,119
                                                                -----------          ------------
Total current assets............................                 116,034                 120,111
Property, equipment and software, net...........                  21,865                  22,625
Goodwill and other intangible assets............                  37,445                  39,686
Other assets....................................                   2,497                   2,418
                                                                -----------          ------------
Total assets....................................                $177,841                $184,840
                                                                ===========          ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................                $  5,546                $  8,728
   Accrued expenses.............................                   2,740                   2,406
   Deferred revenue.............................                   3,077                   2,640
   Current portion of long-term obligations.....                   2,112                   2,078
   Income taxes payable.........................                      --                     912
                                                                -----------          ------------
Total current liabilities.......................                  13,475                  16,764
Long-term debt and leases.......................                   2,862                   3,390
Other long-term obligations.....................                   1,662                   1,735
                                                                -----------          ------------
Total liabilities...............................                  17,999                  21,889
Stockholders' equity:
  Common stock--$.0001 par value;
    250,000 shares authorized; 48,350 and
    48,117 shares issued and outstanding at
    March 31, 2001 and December 30, 2000,
    respectively................................                       5                       5
  Additional paid-in capital....................                 165,631                 165,404
  Stockholder notes receivable..................                  (1,202)                 (1,202)
  Deferred stock compensation...................                 (19,809)                (21,061)
  Retained earnings.............................                  15,217                  19,805
                                                                -----------          ------------
Total stockholders' equity......................                 159,842                 162,951
                                                                -----------          ------------
Total liabilities and stockholders' equity......                $177,841                $184,840
                                                                ===========          ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED
                                                  ------------------------------
                                                   MARCH 31,          APRIL 1,
                                                     2001               2000
                                                  -----------        -----------
Revenues...............................             $14,437            $19,687
Cost of revenues.......................               6,428              6,757
                                                  -----------        -----------
Gross profit...........................               8,009             12,930
Operating expenses:
   Research and development............               6,508              3,580
   Selling, general and administrative                4,090              3,218
   Goodwill amortization...............               2,103                 --
   Amortization of deferred stock
     compensation......................               1,331                779
                                                  -----------        -----------
Operating expenses.....................              14,032              7,577
                                                  -----------        -----------
Operating income (loss)................              (6,023)             5,353
Other (income) and expenses:
   Interest income.....................              (1,039)              (248)
   Interest expense....................                 198                277
                                                  -----------        -----------
Income (loss) before income taxes......              (5,182)             5,324
Provision (benefit) for income taxes...                (594)             2,319
                                                  -----------        -----------
Net income (loss) .....................             $(4,588)           $ 3,005
                                                  ===========        ===========
Net income (loss) per share:
   Basic...............................             $ (0.10)           $  0.14
   Diluted.............................             $ (0.10)           $  0.07
Weighted-average common shares
  outstanding:
   Basic...............................              45,367             21,221
   Diluted.............................              45,367             45,952

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                           ------------------------------
                                                                            MARCH 31,          APRIL 1,
                                                                              2001               2000
                                                                           -----------        -----------
OPERATING ACTIVITIES

Net income (loss)......................................                    $ (4,588)         $ 3,005
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Depreciation and amortization of property, equipment
    and software.......................................                       1,869            1,053
  Amortization of goodwill and other intangible assets.                       2,241               --
  Amortization of deferred stock compensation..........                       1,331              779
  Amortization of note/lease end-of-term interest
    payments...........................................                          81               80
  Compensation expense related to stock options,
    direct stock issuance, and warrants to
    non-employees......................................                          --              153
  Changes in operating assets and liabilities:
    Investment interest receivable.....................                         359             (187)
    Accounts receivable................................                       6,589              230
    Inventories........................................                        (668)          (4,623)
    Prepaid expenses and other.........................                        (850)            (147)
    Other assets.......................................                          (8)             181
    Accounts payable...................................                      (2,753)           3,460
    Accrued expenses...................................                         335            1,065
    Deferred revenue...................................                         437             (470)
    Deferred income taxes..............................                        (361)              33
    Income taxes payable...............................                        (912)            (338)
                                                                           -----------      -----------
Net cash provided by operating activities..............                       3,102            4,274

INVESTING ACTIVITIES

Purchases of short-term investments....................                     (13,770)         (25,060)
Maturities of short-term investments...................                      28,176            4,891
Purchases of property, equipment and software..........                      (1,110)          (5,564)
Purchase of other assets...............................                        (500)              --
                                                                           -----------      -----------
Net cash provided by (used in) investing activities....                      12,796          (25,733)

FINANCING ACTIVITIES

Proceeds from long-term debt...........................                          --            3,536
Payments on long-term debt.............................                        (360)            (527)
Payments on capital leases.............................                        (134)            (122)
Proceeds from exercise of warrants.....................                                          100
Net proceeds from initial public offering..............                          --           90,954
Net proceeds from exercises of stock options...........                         148            1,299
                                                                           -----------      -----------
Net cash provided by (used in) financing activities....                        (346)          95,240
                                                                           -----------      -----------
Increase in cash and cash equivalents..................                      15,552           73,781
Cash and cash equivalents at beginning of period.......                      51,902            8,197
                                                                           -----------      -----------
Cash and cash equivalents at end of period.............                    $ 67,454          $81,978
                                                                           ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid..........................................                    $    118          $   198
                                                                           ===========      ===========
Income taxes paid......................................                    $    716          $ 2,416
                                                                           ===========      ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the "Company") at March 31, 2001 and the consolidated results of its operations and cash flows for the three months ended March 31, 2001 and April 1, 2000. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

   The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 30, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

INVENTORIES

   Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

                            MARCH 31,      DECEMBER 30,
                               2001            2000
                          --------------- ----------------
Work in progress             $4,519          $4,302
Finished goods                3,368           2,917
                          --------------- ----------------
                             $7,887          $7,219
                          =============== ================

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

                            SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

EARNINGS (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                                  Three Months Ended
                                                                              ---------------------------
                                                                               March 31,      April 1,
                                                                                  2001          2000
                                                                              ------------   ------------
Net income (loss)............................................                  ($4,588)       $ 3,005
Basic:
   Weighted-average shares of common stock outstanding.......                   48,289         31,737
   Weighted-average shares of common stock subject to
     repurchase..............................................                   (2,922)       (10,516)
                                                                              ------------   ------------
   Shares used in computing basic net income (loss) per                         45,367         21,221
     share...................................................                 ------------   ------------

Effect of dilutive securities:
   Weighted-average shares of common stock subject to
     repurchase..............................................                       --         10,330
   Convertible preferred stock and warrants..................                       --         12,606
   Stock options.............................................                       --          1,795
                                                                              ------------   ------------
   Shares used in computing diluted net income (loss) per                       45,367         45,952
     share...................................................                 ============   ============

Basic net income (loss) per share............................                  $ (0.10)       $  0.14
Diluted net income (loss) per share..........................                  $ (0.10)       $  0.07

2.       SEGMENT REPORTING

   The Company has one operating segment, integrated circuits (ICs), with three product areas (the Wireline, Wireless, and Optical Networking Divisions). The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level. The Wireline Division accounted for a significant majority of the revenues in both periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND FORM 10-K FILED JANUARY 22, 2001. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW,

AS WELL AS THOSE DISCUSSED IN SILICON LABORATORIES' ANNUAL REPORT ON
FORM 10-K FILED JANUARY 22, 2001. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. OUR FIRST QUARTER OF FISCAL YEAR 2001 ENDED MARCH 31, 2001. OUR FIRST QUARTER OF FISCAL YEAR 2000 ENDED APRIL 1, 2000. ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

   We design and develop proprietary, analog-intensive, mixed-signal ICs for the rapidly growing communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to their end-user customers. We currently offer ICs that can be incorporated into communications devices, such as modems and wireless phones, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, cable modems and optical networking equipment. Customers during fiscal 2000 included 3Com, Agere Systems (formerly the Lucent Microelectronics business), Motorola, PC-TEL, and Smart Link.

   Our company was founded in 1996. Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 252 employees at March 31, 2001 from 148 at the end of fiscal 1999, 42 at the end of fiscal 1998, and 17 at the end of fiscal 1997. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

   Our company is organized into three principal areas, the Wireline Products Division, the Wireless Products Division, and the Optical Networking Division. Our Wireline Products Division commenced research and development for our first IC product, the direct access arrangement, or DAA, in October 1996. We introduced our DAA product in the first quarter of fiscal 1998, and first received acceptance of this product for inclusion in a customer's device, which we refer to as a "design win", in March 1998. The first commercial shipment of our DAA product was made in April 1998. A significant majority of our sales to date have been derived from sales of our various DAA products and we expect to remain dependent on continued sales of DAA products for a majority of our sales until we are able to diversify sales with new products. In recent periods, we have expanded our product lines. For example, the Wireline Products Division has introduced our ISOmodem product providing a complete embedded modem solution for fast connection, low speed applications and our ProSLIC product providing the telephone features at the source end of the telephone for subscriber line interfaces in voice-over-digital network applications. Our Wireless Products Division has introduced RF synthesizer products serving GSM mobile telephone applications, wideband CDMA applications and wireless local area network opportunities. Our Optical Networking Products Division introduced a clock and data recovery product suitable for SONET physical layer applications. We expect to be less dependent on our DAA products for future sales to the extent that these products, or other products that we may introduce, are incorporated into devices sold by our customers.

   Since our inception, a few customers have accounted for a substantial portion of our revenues. During fiscal 2000, PC-TEL accounted for 46% of our revenues. No other customer accounted for more than 10% of our revenues in fiscal 2000. To date, a majority of our sales have been generated through our direct sales force. In fiscal 1998, we began to establish a network of independent sales representatives and distributors worldwide to support our sales and marketing activities. We anticipate that revenues from these representatives and distributors will increase as a percentage of our total revenues in future periods. However, we expect to continue to experience significant customer concentration in direct sales to key customer accounts until we are able to diversify sales with new customers.

   Over the past several months, many personal computer manufacturers have announced cutbacks in their sales forecasts due to the rapid deterioration in industry-wide demand, resulting in a major inventory correction. This downturn has had a significant negative impact on our results for the quarter ended March 31, 2001. We believe that this decrease in demand will also have a sizable impact on our results from operations, particularly within our Wireline Products Division for the year ending December 29, 2001 and creates significant uncertainty in our business planning for the remainder of the year.

   The percentage of our revenues to customers located outside of the United States was 21% in fiscal 2000, 7% in fiscal 1999 and was insignificant in fiscal 1998. All of our revenues to date have been denominated in U.S. dollars. We believe that the percentage of our revenues made to customers outside of the United States will increase as our products receive greater acceptance in international markets.

   The sales cycle for the test and evaluation of our ICs can range from 1 to 12 months or more. An additional 3 to 6 months or more may be required before a customer ships a significant volume of devices that incorporate our ICs. We expect this sales cycle to lengthen as our customers experience a decrease in demand for their products due to the ongoing economic downturn that is particularly affecting technology companies. Due to this lengthy sales cycle, we may experience a significant delay between incurring expenses for research and development and selling, general and administrative efforts, and the generation of corresponding revenues, if any. We intend to continue to increase our investment in research and development, selling, general and administrative functions and inventory as we expand our operations in the future. Consequently, if revenues in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters would be adversely affected.

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

   The following describes the line items set forth in our consolidated statements of operations:

   REVENUES. Revenues are generated principally by sales of our ICs. We recognize revenue upon the transfer of title, which generally occurs upon shipment to our customers. Revenues are deferred on shipments to distributors until they are resold by such distributors. Our products typically carry a one-year replacement warranty. Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products. The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products. These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes or in response to competition. In addition, as a product matures, we expect that the average selling price for that product will decline. Therefore, our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of products in response to such demand, as well as customer acceptance of newly introduced products.

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

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of personnel-related expenses, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, professional fees, directors and officers liability insurance, other promotional and marketing expenses and reserves for bad debt. Write-offs of uncollectible accounts have been insignificant to date.

   GOODWILL AMORTIZATION. Goodwill amortization includes the amortization of goodwill purchased in connection with the acquisition of Krypton Isolation, Inc. and SNR Semiconductor Incorporated. Goodwill is amortized over four to seven years using the straight line method.

   AMORTIZATION OF DEFERRED STOCK COMPENSATION. In connection with the grant of stock options and direct issuances of stock to our employees, we recorded deferred stock compensation, representing, for accounting purposes, the difference between the exercise price of option grants, or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. The deferred stock compensation is amortized over the vesting period of the applicable options or shares, generally five to eight years. The amortization of deferred stock compensation is recorded as an operating expense.

   INTEREST INCOME. Interest income reflects interest earned on average cash, cash equivalents and investment balances.

   INTEREST EXPENSE. Interest expense consists of interest on our long-term debt and capital lease obligations.

   PROVISION (BENEFIT) FOR INCOME TAXES. We accrue a provision (benefit) for federal and state income tax at the applicable statutory rates.

RESULTS OF OPERATIONS

   The following table sets forth our statement of operations data as a percentage of revenues for the periods indicated:

                                                                        THREE MONTHS ENDED
                                                                    ----------------------------
                                                                      MARCH 31,      APRIL 1,
                                                                        2001           2000
                                                                    ----------------------------
                                                                            (Unaudited)
Revenues...........................................................     100.0%         100.0%
Cost of revenues...................................................      44.5           34.3
                                                                    --------------  ------------
Gross profit.......................................................      55.5           65.7

Operating expenses:
  Research and development.........................................      45.1           18.2
  Selling, general and administrative..............................      28.3           16.3
  Goodwill amortization............................................      14.6             --
  Amortization of deferred stock compensation......................       9.2            4.0
                                                                    --------------  ------------
Operating expenses.................................................      97.2           38.5

Operating income (loss)............................................     (41.7)          27.2

Other (income) and expenses:
  Interest income..................................................      (7.2)          (1.2)
  Interest expense.................................................       1.4            1.4
                                                                    --------------  ------------
Income (loss) before income taxes..................................     (35.9)          27.0
Provision (benefit) for income taxes...............................      (4.1)          11.7
                                                                    --------------  ------------
Net income (loss)..................................................     (31.8)%         15.3%
                                                                    ==============  ============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED APRIL 1, 2000.

   REVENUES. Revenues for the three months ended March 31, 2001 were $14.4 million, a decrease of $5.2 million or 26.9% from revenues of $19.7 million in the three months ended April 1, 2000. The decrease was primarily due to a decline in the sales volume of our DAA family of products reflecting the rapid deterioration in demand within the personal computer industry. Revenues from non-DAA products, such as the ISOmodem, the ProSLIC and the RF Synthesizer, accounted for approximately 32.5% of revenues for the quarter ended March 31, 2001. The decrease in our DAA revenues and the increase in our non-DAA revenues combined to reduce our product concentration in DAA products.

   GROSS PROFIT. Gross profit for the three months ended March 31, 2001 was $8.0 million or 55.5% of revenues, a decrease of $4.9 million as compared with gross profit of $12.9 million or 65.7% of revenues in the three months ended April 1, 2000. The decrease in gross profit was primarily due to the substantial decrease in sales volume, decreased utilization of our testing capacity and reserves for excess inventory due to sharp reductions in demand for our personal computer-related DAA products. These decreases in gross margins were partially offset by a vendor credit received for yield variations outside processing parameters. The future direction of gross margins is uncertain due to many factors such as the severity and duration of the personal computer industry downturn, our ability to sell existing inventory on hand, our ability to successfully sell and to introduce to market new products, the extent to which our competitors introduce new products to market, and future product cost considerations with our vendors.

   RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended March 31, 2001 was $6.5 million or 45.1% of revenues, which reflected an increase of $2.9 million or 80.6% as compared with research and development expense of $3.6 million or 18.2% of revenues for the three months ended April 1, 2000. The increase in the dollar amount of research and development expense was principally due to continued product development activities, significant increases in new product development initiatives in wireless and optical networking opportunities, and increased spending to develop test methodologies for new products. As a percentage of revenues, research and development expenses increased significantly due to the substantial decrease in sales volume for the three months ended March 31, 2001. We expect that research and development expense will continue to increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of revenues due to changes in sales volume and new product development initiatives.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased $0.9 million or 28.1%, to $4.1 million in the quarter ended March 31, 2001 from $3.2 million in the quarter ended April 1, 2000, and represented 28.3% of revenues in the quarter ended March 31, 2001 and 16.3% of revenues in the quarter ended April 1, 2000. The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing, but was partially offset by a decrease in spending on patent litigation fees. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) the likelihood that indirect distribution channels, which entail the payment of commissions, will account for a larger portion of our revenues in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future sales volume.

   GOODWILL AMORTIZATION. Goodwill amortization for the three months ended March 31, 2001 was $2.1 million as a result of the acquisitions of Krypton Isolation, Inc. and SNR Semiconductor Incorporated during the second half of fiscal 2000.

   AMORTIZATION OF DEFERRED STOCK COMPENSATION. We have recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $1.3 million for the three months ended March 31, 2001 as compared to $0.8 million for the three months ended April 1, 2000. The increase in the dollar amount of amortization of deferred stock compensation was due to an increase in deferred stock compensation for options and restricted stock issued subsequent to the first quarter of fiscal 2000.

   INTEREST INCOME. Interest income for the three months ended March 31, 2001 was $1.0 million as compared to $0.2 million for the three months ended April 1, 2000. This increase was primarily due to the investment of the net proceeds from our initial public offering of our common stock, which were received on March 29, 2000.

   INTEREST EXPENSE. Interest expense for the three months ended March 31, 2001 was $0.2 million as compared to $0.3 million for the three months ended April 1, 2000. The decrease in interest expense was primarily due to lower levels of debt during the recent quarter.

   PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rate, excluding the impact of non-deductible amortization of goodwill and deferred stock compensation, was 34.0% for the three months ended March 31, 2001 as compared to 38.0% in the three months ended April 1, 2000. The change in our rate was primarily due to tax advantaged investment income from the investment of the proceeds from our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal sources of liquidity as of March 31, 2001 consisted of $97.2 million in cash, cash equivalents and short-term investments and our bank credit facilities. Our bank credit facilities include a revolving line of credit available for borrowings and letters of credit of up to the lesser of $5.0 million or 80.0% of eligible accounts receivable at the bank's prime lending rate. At March 31, 2001, a letter of credit for $0.5 million related to a building lease was outstanding under the revolving line of credit and $2.2 million was available for new borrowings based on the 80% of eligible accounts receivable limitation.

   We also have entered into agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. At March 31, 2001, the amount outstanding under these agreements was $5.0 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.3 million) ranging from 12.5% to 14.6% per annum, is secured by certain equipment, and is repayable over approximately the next three years.

   During the three months ended March 31, 2001, cash provided by operating activities was $3.1 million as compared to cash provided by operating activities of $4.3 million during the three months ended April 1, 2000.

   Due to the nature of our business, we experience working capital needs in the areas of accounts receivable and inventory. Typically, we bill our customers on an open account basis on net 30 day payment terms or other specific terms and conditions that may vary from account to account as individually negotiated with customers. As of March 31, 2001, we had an accounts receivable balance of $7.0 million. If sales levels were to increase, it is likely that the level of receivables would also increase. In the event that customers delayed their payments to us, the levels of accounts receivable would also increase. In the area of inventory, we find that in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based principally upon either orders received from customers or our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels. The sharp downturn in demand for our personal computer-related DAA products caused us to take reserves for excess inventory levels. As of March 31, 2001, we had inventory of $7.9 million which we deemed adequate to address these inventory considerations.

   Capital expenditures decreased by $4.5 million to $1.1 million for the three months ended March 31, 2001 from $5.6 million for the three months ended April 1, 2000. This decrease in dollar amount was due to the substantial completion of our internal test floor for existing products in fiscal 2000. The expenditures in the recent quarter were incurred to purchase semiconductor test equipment, design software and engineering tools, other computer equipment, leasehold improvements and software to support our business capabilities. We anticipate capital expenditures of approximately $7.0 million for fiscal 2001 primarily to fund additional test floor operations capabilities for wireless and optical networking new products and expand engineering new product development activities.

   Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects and the expansion of our sales and marketing activities. We believe our existing cash balances and credit facilities are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing. There can be no assurances that additional equity or debt financing, if required, will be available to us on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. The adoption of SFAS No. 133 as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, did not have a material impact on our financial statements since the Company does not utilize derivative instruments.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

   Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

IF WE ARE UNABLE TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE IN A TIMELY MANNER, OUR OPERATING RESULTS AND COMPETITIVE POSITION COULD BE HARMED

   Our future success will depend on our ability to reduce our dependence on our DAA products by developing new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal integrated circuits (ICs) is highly complex, and we occasionally have experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

         o changing requirements of customers within the wireline, wireless communications and optical networking markets;

         o        accurate prediction of market requirements;

         o        timely completion and introduction of new designs;

         o timely qualification and certification of our ICs for use in our customers' products;

         o commercial acceptance and volume production of the products into which our ICs will be incorporated;

         o        availability of foundry and assembly capacity;

         o        achievement of high manufacturing yields;

         o quality, price, performance, power use and size of our products;

         o availability, quality, price and performance of competing products and technologies;

         o our customer service and support capabilities and responsiveness;

         o successful development of our relationships with existing and potential customers; and

         o changes in technology, industry standards or end-user preferences.

   We cannot provide any assurance that new products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many new ICs including:

         o an AeroTM GSM transceiver chipset, providing a highly integrated radio communication section of a GSM wireless handset with versatile interfaces to other electronic sections of the handset;

         o a family of RF synthesizers, which are used to generate high frequency signals that are used in wireless communications systems to select a particular radio channel;

         o an ISOmodem, which is a miniaturized modem that can be embedded in electronic devices with low transmission requirements, such as credit card verification devices, to provide quick network access;

         o a higher speed ISOmodem product to serve additional embedded modem markets demanding faster transmission requirements such as next generation set-top boxes;

         o a ProSLIC product, which provides dial tone, busy tone, caller ID and ring signal functions at the source end of the telephone;

         o a family of optical networking products, which feature highly integrated physical layer circuits designed for SONET/ATM routers, multiplexers, digital cross connects and optical transceiver modules; and

         o a Digital Subscriber Line (DSL) Analog Front End providing a highly integrated interface for DSL modems with legacy support for traditional analog phone line functionality.

   We also are actively developing other ICs. If our recently introduced or other ICs fail to achieve market acceptance, our operating results and competitive position could be adversely affected.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR REVENUES

   In fiscal 2000, PC-TEL accounted for 46% of our revenues. Many markets for our products are dominated by a small number of potential customers. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

         o we do not have any material long-term purchase arrangements with these or any of our other customers;

         o substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty; and

         o some of our customers have sought or are seeking relationships with current or potential competitors which may affect our customers' purchasing decisions.

   Our largest customer, PC-TEL, experienced a sequential decline in overall quarterly revenues of 42.2% for their quarter ended December 31, 2000 which resulted in a net loss for the quarterly period. For the quarter ended
March 31, 2001 PC-TEL's reported revenues remained at the reduced level experienced in their quarter ended December 31, 2000 and they reported a larger net loss. If PC-TEL's revenues decline or remain at these reduced levels, we believe that our results of operations, particularly in the Wireline
Products Division will be significantly and adversely affected.

   On October 17, 2000, PC-TEL announced that the U.S. International Trade Commission (ITC) voted to investigate trade practices involving certain host signal processing modems, also known as soft modems, arising from a complaint filed by PC-TEL alleging that Smart Link's solutions infringe PC-TEL's patents. Both PC-TEL and Smart Link are significant customers for us. Should our two customers fail to settle their dispute, the ITC could take action that could result in the loss of sales by us to Smart Link, disruption of our ongoing supply relationships and obsolescence of inventory specifically manufactured for Smart Link. Should our two customers arrive at a settlement that would increase our revenue concentration from PC-TEL, we would anticipate that it may result in our revenues, gross profit, gross margin percentage and net income decreasing reflecting PC-TEL's increased ability to negotiate lower prices due to higher sales volume and favorable negotiating position.

   While we have been the sole supplier of the direct access arrangement, or DAA, IC used in PC-TEL's products, we anticipate that PC-TEL would consider alternative sources in the future in order to diversify its supplier base which would increase its negotiating leverage with us and protect its ability to secure DAA components. We have a volume purchase agreement with PC-TEL, but the agreement does not require PC-TEL to purchase any minimum number of units from us during fiscal 2001. We believe that any second source of DAA ICs for PC-TEL could have an adverse effect on the prices we are able to charge PC-TEL and the volume of DAA ICs that we sell to PC-TEL, which would negatively affect our revenues and operating results.

   The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.

WE HAVE DEPENDED ON OUR DAA FAMILY OF PRODUCTS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES TO DATE, AND SUBSTANTIAL REDUCTIONS IN ORDERS FOR DAA PRODUCTS WOULD SIGNIFICANTLY REDUCE OUR REVENUES

   A significant majority of our sales to date have been derived from sales of our DAA family of ICs. This product family, in turn, is highly dependent on sales to the personal computer industry which currently faces deteriorating levels of demand. Until we are able to diversify our sales through the introduction of new products, we will continue to rely on sales of our DAA products. A continuing decline in overall demand for personal computers, reduced market acceptance of our DAA products or the introduction of products with superior price/performance characteristics by our competitors could significantly reduce our sales. In addition, substantially all of our DAA products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.

   During the quarter ended March 31, 2001, we experienced a significant reduction in orders for our DAA family of products as a result of the recent deterioration in demand for personal computers. Our revenues for the three months ended March 31, 2001 declined sequentially from the three months ended December 31, 2000 by 51.5%, which resulted in a significant reduction in gross profits, a lower gross margin and a net loss for the quarterly period.

WE MAY EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD QUARTERLY AND ANNUAL FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

   We may experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly. A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our revenues and operating results, including:

         o        the timing and volume of orders from our customers;

         o the rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as "design wins";

         o        the time lag between "design wins" and production orders;

         o the demand for and life cycles of the products incorporating our ICs;

         o the rate of adoption of mixed-signal ICs in the markets we target;

         o deferrals of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of ICs;

         o        changes in product mix; and

         o the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

   For example, the personal computer modem market is characterized by rapid fluctuations in demand which results in corresponding fluctuations in the demand for our DAA products that are incorporated in personal computer modems. Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance. However, once a new IC achieves market acceptance, demand for the new IC can quickly accelerate and demand can quickly decline for the product that the new IC replaces.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY BOTH IN ACCURATELY PREDICTING OUR FUTURE REVENUES AND APPROPRIATELY BUDGETING FOR OUR EXPENSES

   We were incorporated in 1996 and did not begin generating revenues until the second quarter of 1998. As a result, we have only a short history from which to predict future revenues. This limited operating experience combined with the rapidly evolving nature of the markets in which we sell our products, as well as other factors which are beyond our control, reduce our ability to accurately forecast quarterly or annual revenues. Additionally, because most of our expenses are fixed in the short term or incurred in advance of anticipated revenues, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenues. During fiscal year 2000, we expanded our staffing and increased our expense levels in anticipation of future sales growth. If our sales do not increase, we expect to incur significant losses, due to our higher expense levels.

WE DEPEND ON OUR CUSTOMERS TO SUPPORT OUR PRODUCTS

   Our products are currently used by our customers to produce modems for personal computers, wireless telephones and optical networking equipment. We rely on our customers to provide hardware, software and other technical support for the devices that use our products. If our customers do not provide the required functionality or if our customers do not provide satisfactory support for their products, the demand for these devices that incorporate our products may diminish. Any reduction in the demand for these devices would significantly reduce our revenues.

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

   There are significant risks associated with relying on these third-party contractors, including:

         o failure by us, our customers or their end customers to qualify a selected supplier;

         o        capacity shortages during periods of high demand;

         o        reduced control over delivery schedules and quality;

         o        limited warranties on wafers or products supplied to us; and

         o        potential increases in prices.

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

   From our inception through fiscal 2001, substantially all of the silicon wafers for the products that we shipped were manufactured either by Taiwan Semiconductor Manufacturing Co. or Vanguard International Semiconductor, an affiliate of Taiwan Semiconductor Manufacturing Co. Our customers typically complete their own qualification process. If we fail to balance customer demand across semiconductor fabrications properly, we might not be able to fulfill demand for our products, which would adversely affect our operating results. Additionally, a resulting write-off of unusable or excess inventories would contribute to a decline in earnings.

THE SEMICONDUCTOR MANUFACTURING PROCESS IS HIGHLY COMPLEX AND, FROM TIME TO TIME, MANUFACTURING YIELDS MAY FALL BELOW OUR EXPECTATIONS WHICH COULD RESULT IN OUR INABILITY TO TIMELY SATISFY DEMAND FOR OUR PRODUCTS.

   The manufacture of silicon wafers for our products is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries from time to time have experienced lower than anticipated manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies. If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers' demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

   As part of our growth strategy, we will continue to evaluate opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. These acquisitions and any other potential future acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

         o problems integrating the acquired operations, technologies or products with our existing business and products;

         o diversion of management's time and attention from our core business;

         o difficulties in retaining business relationships with suppliers and customers of the acquired company;

         o risks associated with entering markets in which we lack prior experience; and

         o        potential loss of key employees of the acquired company.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATE

   Although we have experienced revenue and earnings growth in prior annual periods, we may not be able to sustain these growth rates. For the three months ended March 31, 2001, we reported a sequential decline of our overall quarterly revenues from the three months ended December 30, 2000 by 51.5% which resulted in a significant reduction in gross profits, gross margin percentage and a net loss for the quarterly period. In particular, we may gain significant market share in a relatively short period of time following the introduction of a new product, resulting in revenue growth. However, incremental gains in market share for these newly introduced products may not occur. Additionally, the time lag by a customer from purchase of initial orders of our product to follow on production volume orders may extend several quarterly periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

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

   In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce. For example, Rockwell's restructuring led to the creation of Conexant which is a significant competitor. Additionally, Siemens spun off its semiconductor business to create a more focused company named Infineon Technologies. In July 2000, Lucent Technologies completed its plans to spin off its microelectronics business with includes the optoelectronics components and integrated circuits division, into a separate company named Agere Systems in order to accelerate the growth of the business and alleviate strategic conflicts with Lucent's competitors. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO DEVELOP AND SUCCESSFULLY MARKET OUR PRODUCTS COULD BE HARMED

   We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Specifically, we believe that our future success is highly dependent on Navdeep Sooch, our co-founder, Chief Executive Officer and Chairman of the Board, Jeffrey Scott, our co-founder and Vice President of Engineering, and David Welland, our co-founder and Vice President of Technology. There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal communications ICs. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

   Our ICs are used as components in communications devices in the wireline, wireless and optical networking markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. In the first three months of fiscal 2001, our research and development expense was $6.5 million, which represented 45.1% of our revenues compared to $3.6 million, or 18.2% of our revenues for the first three months of fiscal 2000. A number of large companies in the wireline, wireless and optical networking industries are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We have introduced to market a RF synthesizer product for use in wireless phones operating on the Global System for Mobile Communications, or GSM, standard. The RF synthesizer is also compatible with General Packet Radio Service, which is the emerging data communications protocol for GSM based wireless phones. We cannot be certain whether manufacturers of wireless phones using these standards will incorporate our RF synthesizer or that these standards will not change, thereby making our products unsuitable or impractical. In the area of Optical Networking, our recently introduced clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET. Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in the inability to sell these products.

OUR PRODUCTS ARE COMPLEX AND MAY REQUIRE MODIFICATIONS TO RESOLVE UNDETECTED ERRORS WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUES

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

THE PERFORMANCE OF OUR DIRECT ACCESS ARRANGEMENT PRODUCTS MAY BE ADVERSELY AFFECTED BY SEVERE ENVIRONMENTAL CONDITIONS THAT MAY REQUIRE MODIFICATIONS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUES

   Although our DAA products are compliant with published specifications, these established specifications might not adequately address all conditions that must be satisfied in order to operate in harsh environments. This includes environments where there are wide variations in electrical quality, telephone line quality, static electricity and operating temperatures or that may be affected by lightning or improper handling by customers and end users. Our products have had a limited period of time in the field under operation, and these environmental factors may result in unanticipated returns of our products. Any necessary modifications could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

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

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

   During the three months ended March 31, 2001, substantially all of our test operations were performed in-house. A minor portion of test operations was provided by our contract manufacturers or other third parties. While we expect that performing this testing in-house should provide us with advantages in terms of lower per unit cost, quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from foregoing the use of outside vendors and utilizing internal final testing. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

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

   We intend to open additional sales offices in international markets to expand our international sales activities in Europe and the Pacific Rim region. Our planned international sales growth will be limited if we are unable to hire additional personnel and develop relationships with international distributors. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

         o increased complexity and costs of managing international operations;

         o protectionist laws and business practices that favor local competition in some countries;

         o multiple, conflicting and changing laws, regulations and tax schemes;

         o        longer sales cycles;

         o greater difficulty in accounts receivable collection and longer collection periods; and

         o        political and economic instability.

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

   During the past 27 months, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 252 employees at March 31, 2001. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents or misappropriation of trade secrets. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We typically respond when appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. We may also become involved in litigation to defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert our management's time and attention. Any intellectual property litigation also could force us to take specific actions, including:

         o cease selling products that use the challenged intellectual property;

         o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

         o redesign those products that use infringing intellectual property.

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

RISKS RELATED TO OUR INDUSTRY

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY

   The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. The industry is currently experiencing a significant downturn driven by the wide and rapid deterioration in PC demand, a reduction in the expected unit sales of wireless phones from previous robust forecasts, and forecasts of excess capacity in the fiber optic networks. This downturn has resulted in a material adverse effect on our business and operating results. The severity and duration of these industry-wide trends are currently unclear and the material adverse effect on our business may continue in the future.

   Due to the cyclical nature of the semiconductor industry, any upturn in business could result in increased competition for access to third-party foundry and assembly capacity. We are dependent on the availability of such capacity to manufacture and assemble our ICs. Except for non-contractual assurances of support for specifically identified customer accounts, none of our third-party foundry or assembly contractors have provided assurances that adequate capacity will be available to us.

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

   The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, including wireline, wireless and optical networking communications markets, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with AMCC, Analog Devices, Broadcom (through its acquisition of NewPort Communications, Inc.), Conexant, CP Claire, Delta Integration, ESS, Fujitsu, Infineon Technologies, Legerity (formerly the Advanced Micro Devices telecom division), Agere Systems (formerly the Lucent Microelectronics business), Maxim Integrated Products, National Semiconductor, Philips, Texas Instruments, Vitesse Semiconductor Corp, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Intel, Lucent, Motorola, and Texas Instruments, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT OUR GROSS MARGINS AND REVENUES

   We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We have reduced the average unit price of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. Our customers may use their current excess inventory situation to negotiate lower prices in the future. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, our gross profits and revenues will suffer. To maintain gross margins, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our revenues and gross margins to decline.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   We are not currently a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million. We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation Inc. on August 9, 2000. Another $4.3 million was used to pay off the equipment loans at Imperial Bank. We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated on October 2, 2000. As of March 31, 2001, the remaining proceeds were invested in government securities and other short-term, investment-grade, interest bearing instruments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5.  OTHER INFORMATION

   Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this report:

      Exhibit
      Number
      -------
        3.1*    Form of Fourth Amended and Restated Certificate of Incorporation
                  of Silicon Laboratories Inc. filed as Exhibit 3.1 to the
                  Registrant's Registration Statement on Form S-1 (SEC File No.
                  333-94853 (the "IPO Registration Statement")) .

        3.2*    Form of Amended and Restated Bylaws of Silicon Laboratories Inc.
                  (filed as Exhibit 3.2 to the IPO Registration Statement).

        4.1*    Specimen certificate for shares of common stock (filed as
                  Exhibit 4.1 to the IPO Registration Statement).

----------------

     * Incorporated herein by reference to the indicated filing.

     (b) During the quarter ended March 31, 2001, we filed the following Current Reports on Form 8-K:

            Not applicable

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SILICON LABORATORIES INC.


                                  By:       /s/ John W. McGovern
                                     -------------------------------------------
                                                John W. McGovern
                                               VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER

       April 24, 2001                       /s/ Navdeep S. Sooch
-----------------------------     ----------------------------------------------
            Date                                Navdeep S. Sooch
                                                  CHAIRMAN AND
                                            CHIEF EXECUTIVE OFFICER
                                         (PRINCIPAL EXECUTIVE OFFICER)

       April 24, 2001                       /s/ John W. McGovern
-----------------------------     ----------------------------------------------
            Date                                John W. McGovern
                                               VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL ACCOUNTING OFFICER)