Form 10-Q
period 2001-06-30
SILICON LABORATORIES INC
filed 2001-07-23
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2001

                                       Or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ----------------------

Commission file number:
                        --------------------------------------------------------

                            SILICON LABORATORIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        74-2793174
-------------------------------------------  -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    4635 Boston Lane, Austin, Texas                        78735
----------------------------------------     -----------------------------------
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 11, 2001, 48,398,931 shares of common stock of Silicon Laboratories Inc. were outstanding.
--------------------------------------------------------------------------------

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I.           FINANCIAL INFORMATION

     ITEM 1       Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 2001 and
                    December 30, 2000 ........................................................    2

                  Condensed Consolidated Statements of Operations for the
                    three and six months ended June 30, 2001 and July 1, 2000.................    3

                  Condensed Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2001 and July 1, 2000...........................    4

                  Notes to Condensed Consolidated Financial Statements........................    5

     ITEM 2       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................    6

     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk..................   25

PART II. OTHER INFORMATION

     ITEM 1       Legal Proceedings...........................................................   25

     ITEM 2       Changes in Securities and Use of Proceeds...................................   25

     ITEM 3       Defaults Upon Senior Securities.............................................   25

     ITEM 4       Submission of Matters to a Vote of Securities Holders.......................   26

     ITEM 5       Other Information...........................................................   26

     ITEM 6       Exhibits and Reports on Form 8-K............................................   26

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    SILICON LABORATORIES INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    JUNE 30,          DECEMBER 30,
                                                                      2001               2000
                                                                   ----------         -----------
                                                                   (UNAUDITED)
                               ASSETS
Current assets:
   Cash and cash equivalents ...............................        $  68,565         $  51,902
   Short-term investments ..................................           28,663            44,536
   Accounts receivable, net of allowance for
     doubtful accounts of $382 at June 30,
     2001 and $758 at December 30, 2000 ....................            6,947            13,616
   Inventories .............................................            6,039             7,219
   Deferred income taxes ...................................            1,374             1,719
   Prepaid expenses and other ..............................            2,825             1,119
                                                                    ---------         ---------
Total current assets .......................................          114,413           120,111
Property, equipment and software, net ......................           21,050            22,625
Goodwill and other intangible assets .......................           35,129            39,686
Other assets ...............................................            2,477             2,418
                                                                    ---------         ---------
Total assets ...............................................        $ 173,069         $ 184,840
                                                                    =========         =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................        $   5,835         $   8,728
   Accrued expenses ........................................            2,162             2,406
   Deferred revenue ........................................            1,957             2,640
   Current portion of long-term obligations ................            2,107             2,078
   Income taxes payable ....................................             --                 912
                                                                    ---------         ---------
Total current liabilities ..................................           12,061            16,764
Long-term debt and leases ..................................            2,366             3,390
Other long-term obligations ................................            1,519             1,735
                                                                    ---------         ---------
Total liabilities ..........................................           15,946            21,889
Stockholders' equity:
  Common stock--$.0001 par value; 250,000 shares authorized;
    48,399 and 48,117 shares issued and outstanding at
    June 30, 2001 and December 30, 2000, respectively ......                5                 5
  Additional paid-in capital ...............................          166,348           165,404
   Stockholder notes receivable ............................           (1,084)           (1,202)
   Deferred stock compensation .............................          (18,478)          (21,061)
   Retained earnings .......................................           10,332            19,805
                                                                    ---------         ---------
Total stockholders' equity .................................          157,123           162,951
                                                                    ---------         ---------
Total liabilities and stockholders' equity .................        $ 173,069         $ 184,840
                                                                    =========         =========

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                    FINANCIAL STATEMENTS.

                                     SILICON LABORATORIES INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  -----------------------     -----------------------
                                                   JUNE 30,     JULY 1,         JUNE 30,    JULY 1,
                                                    2001         2000            2001        2000
                                                  ---------   -----------     ----------  -----------
Revenues ..................................        $ 16,120      $ 24,286       $ 30,558     $ 43,973
Cost of revenues ..........................           7,375         8,390         13,804       15,146
                                                   --------      --------       --------     --------
Gross profit ..............................           8,745        15,896         16,754       28,827
Operating expenses:
   Research and development ...............           7,070         4,444         13,578        8,024
   Selling, general and administrative ....           4,746         4,355          8,836        7,574
   Goodwill amortization ..................           2,084          --            4,187         --
   Amortization of deferred stock
     compensation .........................           1,331           787          2,662        1,566
                                                   --------      --------       --------     --------
Operating expenses ........................          15,231         9,586         29,263       17,164
                                                   --------      --------       --------     --------
Operating income (loss) ...................          (6,486)        6,310        (12,509)      11,663
Other (income) and expenses:
   Interest income ........................          (1,044)       (1,258)        (2,083)      (1,506)
   Interest expense .......................             201           342            400          618
                                                   --------      --------       --------     --------
Income (loss) before income taxes .........          (5,643)        7,226        (10,826)      12,551
Provision (benefit) for income taxes ......            (757)        3,045         (1,352)       5,365
                                                   --------      --------       --------     --------

Net income (loss) .........................        $ (4,886)     $  4,181       $ (9,474)    $  7,186
                                                   ========      ========       ========     ========
Net income (loss) per share:
   Basic ..................................        $  (0.11)     $   0.10       $  (0.21)    $   0.22
   Diluted ................................        $  (0.11)     $   0.08       $  (0.21)    $   0.15
Weighted-average common shares outstanding:
   Basic ..................................          45,840        43,279         45,494       32,212
   Diluted ................................          45,840        49,812         45,494       47,910

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                       FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                               -------------------------
                                                               JUNE 30,          JULY 1,
                                                                 2001             2000
                                                               --------         --------
OPERATING ACTIVITIES
Net income (loss) .....................................        $ (9,474)        $  7,186
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Depreciation and amortization of property, equipment
    and software ......................................           3,688            2,374
  Amortization of goodwill and other intangible assets            4,557             --
  Amortization of deferred stock compensation .........           2,662            1,566
  Amortization of note/lease end-of-term interest
    payments ..........................................             161              161
  Compensation expense related to stock options,
    direct stock issuance, and warrants to
    non-employees .....................................            --                153
  Income tax benefit from exercise of stock
    options ...........................................             129             --
  Changes in operating assets and liabilities:
    Investment interest receivable ....................             251             (187)
    Accounts receivable ...............................           6,669             (253)
    Inventories .......................................           1,181           (3,956)
    Prepaid expenses and other ........................          (1,706)            (662)
    Other assets ......................................              13               92
    Accounts payable ..................................          (2,393)          (1,109)
    Accrued expenses ..................................            (244)           1,504
    Deferred revenue ..................................            (683)             (51)
    Deferred income taxes .............................             (34)             502
    Income taxes payable ..............................            (912)          (2,344)
                                                               --------         --------
Net cash provided by operating activities .............           3,865            4,976

INVESTING ACTIVITIES

Purchases of short-term investments ...................         (21,906)         (33,025)
Maturities of short-term investments ..................          37,529           17,527
Purchases of property, equipment and software .........          (2,113)          (8,436)
Purchase of other assets ..............................            (571)            --
                                                               --------         --------
Net cash provided by (used in) investing activities ...          12,939          (23,934)

FINANCING ACTIVITIES

Proceeds from long-term debt ..........................            --              3,537
Payments on long-term debt ............................            (734)          (1,074)
Payments on capital leases ............................            (261)            (243)
Proceeds from repayment of stockholder notes ..........             118             --
Proceeds from exercise of warrants ....................            --                100
Proceeds from Employee Stock Purchase Plan ............             566             --
Net proceeds from initial public offering .............            --             90,765
Net proceeds from exercises of stock options ..........             170            1,171
                                                               --------         --------
Net cash provided by (used in) financing activities ...            (141)          94,256
                                                               --------         --------
Increase in cash and cash equivalents .................          16,663           75,298
Cash and cash equivalents at beginning of period ......          51,902            8,197
                                                               --------         --------
Cash and cash equivalents at end of period ............        $ 68,565         $ 83,495
                                                               ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid .........................................        $    227         $    437
                                                               ========         ========
Income taxes paid .....................................        $    719         $  7,002
                                                               ========         ========
       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

       The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the "Company") at June 30, 2001 and July 1, 2000, the consolidated results of its operations for the three and six months ended June 30, 2001 and July 1, 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and July 1, 2000. All intercompany accounts and transactions have been eliminated. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

INVENTORIES

       Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

                             JUNE 30,      DECEMBER 30,
                               2001            2000
                          --------------- ----------------
Work in progress             $4,201          $4,302
Finished goods                1,838           2,917
                          --------------- ----------------
                             $6,039          $7,219
                          =============== ================

OTHER COMPREHENSIVE INCOME

       There were no material differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

                            SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

EARNINGS (LOSS) PER SHARE

       The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                             ----------------------------      -------------------------
                                               JUNE 30,        JULY 1,         JUNE 30,          JULY 1,
                                                2001            2000             2001             2000
                                             ---------        -----------      --------         --------
Net income (loss) ...................        $ (4,886)        $  4,181         $ (9,474)        $  7,186
Basic:
   Weighted-average shares of common
     stock outstanding ..............          48,382           47,250           48,336           39,494
   Weighted-average shares of common
     stock subject to repurchase ....          (2,542)          (3,971)          (2,842)          (7,282)
                                             --------         --------         --------         --------
   Shares used in computing basic
     net income (loss) per share ....          45,840           43,279           45,494           32,212
                                             --------         --------         --------         --------

Effect of dilutive securities:
   Weighted-average shares of common
     stock subject to repurchase ....            --              3,899             --              7,179
   Convertible preferred stock and
     warrants .......................            --                121             --              6,363
   Stock options ....................            --              2,513             --              2,156
                                             --------         --------         --------         --------
   Shares used in computing diluted
     net income (loss) per share ....          45,840           49,812           45,494           47,910
                                             ========         ========         ========         ========


Basic net income (loss) per share ...        $  (0.11)        $   0.10         $  (0.21)        $   0.22

Diluted net income (loss) per share .        $  (0.11)        $   0.08         $  (0.21)        $   0.15

2.  SEGMENT REPORTING


       The Company has one operating segment, integrated circuits (ICs), with three product areas (the Wireline, Wireless, and Optical Networking Divisions). The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level. The Wireline Division accounted for a majority of the revenues in all periods presented.

3.  COMMITMENTS AND CONTINGENCIES


       The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, THE PRIOR QUARTERLY REPORT ON FORM 10-Q FILED APRIL 24, 2001 AND OUR ANNUAL REPORT ON FORM 10-K FILED JANUARY 22, 2001. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN SILICON LABORATORIES' ANNUAL REPORT ON FORM 10-K FILED JANUARY 22, 2001 AND THE PRIOR QUARTERLY REPORT ON FORM 10-Q FILED APRIL 24, 2001. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. OUR SECOND QUARTER OF FISCAL YEAR 2001 ENDED JUNE 30, 2001. OUR SECOND QUARTER OF FISCAL YEAR 2000 ENDED JULY 1, 2000. ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW


       We design and develop proprietary, analog-intensive, mixed-signal integrated circuits, or ICs, for the rapidly growing communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to their end-user customers. We currently offer ICs that can be incorporated into communications devices, such as modems and wireless phones, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, cable modems and optical networking equipment. Customers during fiscal 2000 included 3Com, Agere Systems (formerly the Lucent Microelectronics business), Motorola, PC-TEL, and Smart Link.


       Our company was founded in 1996. Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 264 employees at June 30, 2001, from 256 at the end of fiscal 2000, 148 at the end of fiscal 1999, 42 at the end of fiscal 1998, and 17 at the end of fiscal 1997. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.


       Our company is organized into three principal product areas, the Wireline Products Division, the Wireless Products Division, and the Optical Networking Division. Our Wireline Products Division commenced research and development for our first IC product, the direct access arrangement, or DAA, in October 1996. We introduced our DAA product in the first quarter of fiscal 1998, and first received acceptance of this product for inclusion in a customer's device, which we refer to as a "design win", in March 1998. The first commercial shipment of our DAA product was made in April 1998. A majority of our sales to date have been derived from sales of our various DAA products and we expect to remain dependent on continued sales of DAA products for a majority of our sales until we are able to diversify sales with new products. In recent periods, we have expanded our product lines. For example, the Wireline Products Division has introduced our ISOmodem product providing a complete embedded modem solution for fast connection, low speed applications and our ProSLIC product providing the telephone features at the source end of the telephone for subscriber line interfaces in voice-over-digital network applications. Our Wireless Products Division has introduced RF synthesizer products serving GSM mobile telephone applications, wideband CDMA applications and wireless local area network opportunities. In addition, this Division introduced a GSM transceiver product to address GSM mobile telephone applications. Our Optical Networking Products Division introduced a family of products suitable for SONET physical layer applications. We expect to be less dependent on our DAA products for future sales to the extent that these products, or other products that we may introduce, are incorporated into devices sold by our customers.


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

       During the first half of fiscal 2001, many personal computer manufacturers announced cutbacks in their sales forecasts due to rapid deterioration in industry-wide demand, resulting in a major inventory correction. This downturn had a significant negative impact on our results for the three and six months ended June 30, 2001. We believe that this decrease in demand will also have a sizable impact on our results from operations, particularly within our Wireline Products Division, for the year ending December 29, 2001 and creates significant uncertainty in our business planning for the remainder of the year.


       The percentage of our revenues derived from customers located outside of the United States was 68% in the six months ended June 30, 2001, 21% in fiscal 2000, 7% in fiscal 1999 and was insignificant in fiscal 1998. All of our revenues to date have been denominated in U.S. dollars. We believe that the percentage of our revenues derived from customers outside of the United States will increase as our products receive greater acceptance in international markets.


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


       The following describes the line items set forth in our consolidated statements of operations:


       REVENUES. Revenues are generated principally by sales of our ICs. We recognize revenue upon the transfer of title, which generally occurs upon shipment to our customers. Revenues are deferred on shipments to distributors until they are resold by such distributors. Our products typically carry a one-year replacement warranty. Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products. The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products. These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes or in response to competition. In addition, as a product matures, we expect that the average selling price for that product will decline due to the greater availability of competing products. Therefore, our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as customer acceptance of newly introduced products.

       COST OF REVENUES. Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; an allocated portion of our occupancy costs; and allocable depreciation of testing equipment and leasehold improvements. Generally, we depreciate equipment over four years on a straight line basis. We also depreciate our leasehold improvements over the shorter of the estimated useful life or the applicable lease term. Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations. Generally, as production volumes for a product increase, unit production costs tend to decrease as our semiconductor fabricators and assemblers achieve greater economies of scale for that product. Additionally, the cost of wafer procurement, which is a significant component of cost of goods sold, varies cyclically with overall demand for semiconductors.

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


       GOODWILL AMORTIZATION. Goodwill amortization includes the amortization of goodwill purchased in connection with the acquisitions of Krypton Isolation, Inc. and SNR Semiconductor Incorporated. Goodwill is amortized over four to five years using the straight line method.


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

RESULTS OF OPERATIONS

       The following table sets forth our statement of operations data as a percentage of revenues for the periods indicated:

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                               ---------------------       ------------------------
                                                JUNE 30,      JULY 1,       JUNE 30,         JULY 1,
                                                 2001          2000          2001             2000
                                               --------      -------       --------         -------
Revenues .............................          100.0%         100.0%         100.0%         100.0%
Cost of revenues .....................           46.0           34.5           45.1           34.4
                                                -----          -----          -----          -----
Gross profit .........................           54.0           65.5           54.9           65.6

Operating expenses:
  Research and development ...........           44.1           18.3           44.4           18.2
  Selling, general and administrative            29.2           17.9           28.8           17.2
  Goodwill amortization ..............           13.0           --             13.7           --
  Amortization of deferred stock
    compensation .....................            8.1            3.2            8.8            3.6
                                                -----          -----          -----          -----
Operating expenses ...................           94.4           39.4           95.7           39.0

Operating income (loss) ..............          (40.4)          26.1          (40.8)          26.6

Other (income) and expenses:
  Interest income ....................           (6.2)          (5.2)          (6.9)          (3.4)
  Interest expense ...................            1.2            1.4            1.3            1.4
                                                -----          -----          -----          -----
Income (loss) before income taxes ....          (35.4)          29.9          (35.2)          28.6
Provision (benefit) for income taxes .           (5.0)          12.5           (4.6)          12.2
                                                -----          -----          -----          -----
Net income (loss) ....................          (30.4)%         17.4%         (30.6)%         16.4%
                                                =====          =====          =====          =====


COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 TO THE THREE AND SIX MONTHS ENDED JULY 1, 2000.

       REVENUES. Revenues for the quarter ended June 30, 2001 were $16.1 million, a decrease of $8.2 million or 33.7% from revenues of $24.3 million in the quarter ended July 1, 2000. Revenues for the six months ended June 30, 2001 were $30.6 million, a decrease of $13.4 million or 30.5% from revenues of $44.0 million in the six months ended July 1, 2000. The decreases were primarily due to a decline in the sales volume of our DAA family of products reflecting the rapid deterioration in demand within the personal computer industry. Revenues from non-DAA products, such as the ISOmodem, the ProSLIC, the RF Synthesizer and our optical networking products, accounted for approximately 32.0% of revenues for the quarter ended June 30, 2001 compared to 6.0% of revenues for the quarter ended July 1, 2000 reflecting our reduced product concentration in DAA products.

       GROSS PROFIT. Gross profit for the quarter ended June 30, 2001 was $8.7 million or 54% of revenues, a decrease of $7.2 million or 45.3% as compared with gross profit of $15.9 million or 65.5% of revenues in the quarter ended July 1, 2000. Gross profit for the six months ended June 30, 2001 was $16.8 million or 54.9% of revenues, a decrease of $12.0 million or 41.7% as compared with gross profit of $28.8 million or 65.6% of revenues in the six months ended July 1, 2000. The decreases in gross profit were primarily due to the substantial decrease in sales volume, decreased utilization of our testing capacity and reserves for excess inventory due to sharp reductions in demand for our PC-related DAA products. With respect to the six months ended June 30, 2001, these negative influences on gross profit were partially offset by a vendor credit received during the quarter ended March 31, 2001 for yield variations outside processing parameters. The future direction of gross margins is uncertain due to many factors such as the severity and duration of the personal computer industry downturn, our ability to sell existing inventory on hand, our ability to successfully introduce to market and sell new products, the selling prices for existing and new products, the extent to which our competitors introduce new products to market, and future product cost considerations with our vendors.

       RESEARCH AND DEVELOPMENT. Research and development expense for the quarter ended June 30, 2001 was $7.1 million or 44.1% of revenues, which reflected an increase of $2.7 million or 61.4% as compared with research and development expense of $4.4 million or 18.3% of revenues for the quarter ended July 1, 2000. Research and development expense for the six months ended June 30, 2001 was $13.6 million or 44.4% of revenues, which reflected an increase of $5.6 million or 70.0% as compared with research and development expense of $8.0 million or 18.2% of revenues for the six months ended July 1, 2000. The increases in the dollar amount of research and development expense were principally due to continued product development activities, significant increases in new product development initiatives in wireless and optical networking opportunities, usage of more expensive advanced silicon CMOS processes, and increased spending to develop test methodologies for new products. As a percentage of revenues, research and development expense increased significantly due to the substantial decrease in sales volume for the three and six months ended June 30, 2001. We expect that research and development expense will continue to increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of revenues due to changes in sales volume and new product development initiatives.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended June 30, 2001 was $4.7 million or 29.2% of revenues, which reflected an increase of $0.3 million or 6.8% as compared to selling, general and administrative expense of $4.4 million or 17.9% of revenues in the quarter ended July 1, 2000. Selling, general and administrative expense for the six months ended June 30, 2001 was $8.8 million or 28.8% of revenues, which reflected an increase of $1.2 million or 15.8% as compared to selling, general and administrative expense of $7.6 million or 17.2% of revenues in the six months ended July 1, 2000. The increases in the dollar amount of selling, general and administrative expense were principally attributable to increased staffing, but were partially offset by a decrease in spending on patent litigation fees. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) the likelihood that indirect distribution channels, which entail the payment of commissions, will account for a larger portion of our revenues in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future sales volume.

       GOODWILL AMORTIZATION. Goodwill amortization for the three and six months ended June 30, 2001 was $2.1 million and $4.2 million, respectively, as a result of the acquisitions of Krypton Isolation, Inc. and SNR Semiconductor Incorporated during the second half of fiscal 2000. We had no goodwill amortization during the three and six months ended July 1, 2000.

       AMORTIZATION OF DEFERRED STOCK COMPENSATION. We have recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $1.3 million and $2.7 million for the three and six months ended June 30, 2001, respectively, as compared to $0.8 million and $1.6 million for the three and six months ended July 1, 2000, respectively. The increases in the dollar amount of amortization of deferred stock compensation were due to additional deferred stock compensation for options and restricted stock issued subsequent to the first quarter of fiscal 2000.

       INTEREST INCOME. Interest income for the quarter ended June 30, 2001 was $1.0 million as compared to $1.3 million for the quarter ended July 1, 2000. This decrease was primarily due to lower interest rates and lower cash and short-term investments balances during the quarter ended June 30, 2001. Interest income for the six months ended June 30, 2001 was $2.1 million as compared to $1.5 million for the six months ended July 1, 2000. This increase was primarily due to the investment of the net proceeds from our initial public offering of our common stock, which were received on March 29, 2000.

       INTEREST EXPENSE. Interest expense for the three and six months ended June 30, 2001 was $0.2 million and $0.4 million, respectively, as compared to $0.3 million and $0.6 million for the three and six months ended July 1, 2000, respectively. The decreases in interest expense were primarily due to lower levels of debt during the recent quarter and six month period.

       PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rate, excluding the impact of non-deductible amortization of goodwill and deferred stock compensation, was 34.0% for the three and six months ended June 30, 2001 as compared to 38.0% in the three and six months ended July 1, 2000. The change in our rate was primarily due to pre-tax losses during the three and six months ended June 30, 2001 compared to pre-tax income for the prior comparative periods.

LIQUIDITY AND CAPITAL RESOURCES

       Our principal sources of liquidity as of June 30, 2001 consisted of $97.2 million in cash, cash equivalents and short-term investments in addition to our bank credit facilities. Our bank credit facilities include a revolving line of credit available for borrowings and letters of credit of up to the lesser of $5.0 million or 80.0% of eligible accounts receivable at the bank's prime lending rate. At June 30, 2001, a letter of credit for $0.5 million related to a building lease was outstanding under the revolving line of credit and $3.1 million was available for new borrowings based on the 80% of eligible accounts receivable limitation.

       We also have entered into agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. At June 30, 2001, the amount outstanding under these agreements was $4.5 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.3 million) ranging from 12.5% to 14.6% per annum, is secured by certain equipment, and is repayable over approximately the next three years.

       During the six months ended June 30, 2001, cash provided by operating activities was $3.9 million as compared to cash provided by operating activities of $5.0 million during the six months ended July 1, 2000.

       Due to the nature of our business, we experience working capital needs in the areas of accounts receivable and inventory. Typically, we bill our customers on an open account basis with net 30 day payment terms or other specific terms and conditions that may vary from account to account as individually negotiated with customers. As of June 30, 2001, we had an accounts receivable balance of $6.9 million. If sales levels were to increase, it is likely that the level of receivables would also increase. In the event that customers delayed their payments to us, the levels of accounts receivable would also increase. In the area of inventory, we find that in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based principally upon either orders received from customers or our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products, customer demands for consignment inventory arrangements, and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels. The sharp downturn in demand for our personal computer-related DAA products caused us to take reserves for excess inventory levels. As of June 30, 2001, we had inventory of $6.0 million which we deemed adequate to address these inventory considerations.

       Capital expenditures decreased by $6.3 million to $2.1 million for the six months ended June 30, 2001 from $8.4 million for the six months ended July 1, 2000. This decrease in the dollar amount of capital expenditures was due to the completion of our internal test floor for existing products in fiscal 2000. The expenditures in the recent six months were incurred to purchase semiconductor test equipment for new products, design software and engineering tools, other computer equipment, leasehold improvements and software to support our business capabilities. We anticipate capital expenditures of approximately $7.0 million for fiscal 2001 primarily to fund additional test floor operations capabilities for wireless and optical networking products and expand engineering new product development activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. The adoption of SFAS No. 133 as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, did not have a material impact on our financial statements since we do not utilize derivative instruments.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

       Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

IF WE ARE UNABLE TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE IN A TIMELY MANNER, OUR OPERATING RESULTS AND COMPETITIVE POSITION COULD BE HARMED

       Our future success will depend on our ability to reduce our dependence on our DAA products by developing new integrated circuits, or ICs, and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we occasionally have experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

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

       We cannot provide any assurance that new products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many new ICs including:

       o an Aero(TM) GSM transceiver chipset, providing a highly integrated radio communication section of a GSM wireless handset with versatile interfaces to other electronic sections of the handset;

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

       o a family of optical networking products, which feature highly integrated physical layer circuits designed for SONET/ATM routers, multiplexers, digital cross connects and optical transceiver modules; and

       o a Digital Subscriber Line, or DSL, Analog Front End providing a highly integrated interface for DSL modems with legacy support for traditional analog phone line functionality.

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

       In fiscal 2000, PC-TEL accounted for 46% of our revenues. The markets for our products are dominated by a small number of potential customers. Our operating results in the foreseeable future will continue to depend on sales to a relatively small number of dominant customers, as well as the ability of these customers to sell products that use our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

       Our largest customer, PC-TEL, has reported a decline in overall quarterly revenues in recent periods. If PC-TEL's revenues continue to decline or remain at reduced levels, we believe that our results of operations, particularly in the Wireline Products Division, will be significantly and adversely affected.

       On October 17, 2000, PC-TEL announced that the U.S. International Trade Commission (ITC) voted to investigate trade practices involving certain host signal processing modems, also known as soft modems, arising from a complaint filed by PC-TEL alleging that Smart Link's solutions infringe PC-TEL's patents. Both PC-TEL and Smart Link are significant customers for us. On May 22, 2001, PC-TEL and Smart Link announced the settlement of all pending litigation matters between the two companies and the termination of the ITC's investigation. The press releases indicated that the parties agreed to cross license the patents asserted in the litigation matters. Should this settlement increase our revenue concentration from PC-TEL, we would anticipate that it may result in our revenues, gross profit, gross margin percentage and net income decreasing, reflecting PC-TEL's increased ability to negotiate lower prices due to higher sales volume and its favorable negotiating position.

       While we have been the sole supplier of the direct access arrangement, or DAA, IC used in PC-TEL's products, we anticipate that PC-TEL will regularly evaluate alternative sources of supply in the future in order to diversify its supplier base which would increase its negotiating leverage with us and protect its ability to secure DAA components. We have a volume purchase agreement with PC-TEL, but the agreement does not require PC-TEL to purchase any minimum number of units from us during fiscal 2001. We believe that any second source of DAA ICs for PC-TEL could have an adverse effect on the prices we are able to charge PC-TEL and the volume of DAA ICs that we sell to PC-TEL, which would negatively affect our revenues and operating results.

       The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.

WE HAVE DEPENDED ON OUR DAA FAMILY OF PRODUCTS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES TO DATE, AND SUBSTANTIAL REDUCTIONS IN ORDERS FOR DAA PRODUCTS WOULD SIGNIFICANTLY REDUCE OUR REVENUES

       A majority of our sales to date have been derived from sales of our DAA family of ICs. This product family, in turn, is highly dependent on sales to the personal computer industry which currently faces deteriorating levels of demand. Until we are able to diversify our sales through the introduction and commercial acceptance of new products, we will continue to rely on sales of our DAA products. A continuing decline in overall demand for personal computers, reduced market acceptance of our DAA products or the introduction of products with superior price/performance characteristics by our competitors could significantly reduce our sales. In addition, substantially all of our DAA products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.

       During the first six months of fiscal 2001, we experienced a significant reduction in orders for our DAA family of products as a result of deteriorating demand for personal computers. Our revenues for the first six months of fiscal 2001 declined sequentially from the six month period ended December 31, 2000 by 48.3%, which resulted in a significant reduction in gross profits, lower gross margins and net losses for the most recent six month period.

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

       o    the timing and volume of orders received from our customers;

       o the rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as "design wins";

       o    the time lag between "design wins" and production orders;

       o the demand for, and life cycles of, the products incorporating our ICs;

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

       For example, the mobile telephone market is characterized by rapid fluctuations in demand which results in corresponding fluctuations in the demand for our wireless products that are incorporated in mobile telephones. Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance. However, once a new IC achieves market acceptance, demand for the new IC can quickly accelerate and demand can quickly decline for the product that the new IC replaces.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY BOTH IN ACCURATELY PREDICTING OUR FUTURE SALES AND APPROPRIATELY BUDGETING FOR OUR EXPENSES

       We were incorporated in 1996 and did not begin generating revenues until the second quarter of 1998. As a result, we have only a short history from which to predict future revenues. This limited operating experience combined with the rapidly evolving nature of the markets in which we sell our products, as well as other factors which are beyond our control, reduce our ability to accurately forecast quarterly or annual revenues. Additionally, because most of our expenses are fixed in the short term or incurred in advance of anticipated revenues, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenues. During fiscal 2000, we expanded our staffing and increased our expense levels in anticipation of future sales growth. If our sales do not increase, we expect to incur significant losses due to our higher expense levels.

WE DEPEND ON OUR CUSTOMERS TO SUPPORT OUR PRODUCTS

       Our products are currently used by our customers to produce modems for personal computers, mobile telephones and other wireless devices, and optical networking equipment. We rely on our customers to provide hardware, software and other technical support for the devices that use our products. If our customers do not provide the required functionality or if our customers do not provide satisfactory support for their products, the demand for these devices that incorporate our products may diminish. Any reduction in the demand for these devices would significantly reduce our revenues.

WE RELY ON THIRD PARTIES TO MANUFACTURE AND ASSEMBLE OUR PRODUCTS AND THE FAILURE TO SUCCESSFULLY MANAGE OUR RELATIONSHIPS WITH OUR MANUFACTURERS AND ASSEMBLERS WOULD NEGATIVELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS

       We do not have our own manufacturing facilities. Therefore, we must rely on third-party vendors to manufacture the ICs we design. We also currently rely principally on two third-party assembly contractors, Advanced Semiconductor Engineering and Amkor, to assemble and package the silicon chips provided by the wafers for use in final products. Additionally, we rely on third-party vendors for a minor portion of the testing requirements of our products prior to shipping.

       There are significant risks associated with relying on these third-party contractors, including:

       o failure by us, our customers or their end customers to qualify a selected supplier;

       o    capacity shortages during periods of high demand;

       o    reduced control over delivery schedules and quality;

       o    limited warranties on wafers or products supplied to us;

       o    potential increases in prices; and

       o their inability to supply or support new or changing packaging technologies.

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

       From our inception through the first six months of fiscal 2001, substantially all of the silicon wafers for the products that we shipped were manufactured either by Taiwan Semiconductor Manufacturing Co. or Vanguard International Semiconductor, an affiliate of Taiwan Semiconductor Manufacturing Co. Our customers typically complete their own qualification process. If we fail to balance customer demand across semiconductor fabrications properly, we might not be able to fulfill demand for our products, which would adversely affect our operating results. Additionally, a resulting write-off of unusable or excess inventories would contribute to a decline in earnings.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

       As part of our growth strategy, we will continue to evaluate opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. Acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

OUR CURRENT MANUFACTURERS, ASSEMBLERS AND CUSTOMERS ARE CONCENTRATED IN THE SAME GEOGRAPHIC REGION WHICH INCREASES THE RISK THAT A NATURAL DISASTER, LABOR STRIKE, WAR OR POLITICAL UNREST COULD DISRUPT OUR OPERATIONS OR SALES

       Our current semiconductor manufacturers are located in the same region within Taiwan and our assembly contractors are located in the Pacific Rim region. In addition, many of our customers, particularly mobile telephone manufacturers, are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers' and assemblers' facilities are located, likely would result in the disruption of our foundry or assembly capacity. Any disruption resulting from these events could cause significant delays in shipments of our products until we are able to shift our manufacturing or assembling from the affected contractor to another third-party vendor. There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all. In addition, a natural disaster, labor strike, war or political unrest where our customers' facilities are located would likely reduce our sales to such customers.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATE

       Although we have experienced revenue and earnings growth in prior annual periods, we may not be able to sustain these growth rates. For the six month period ended June 30, 2001, we reported a sequential decline of our overall revenues from the six month period ended December 30, 2000 by 48.3% which resulted in a significant reduction in gross profits, lower gross margin percentage and a net loss for the recent six month period. In particular, we may gain significant market share in a relatively short period of time following the introduction of a new product, resulting in revenue growth. However, incremental gains in market share for these newly introduced products may not occur. Additionally, the time lag by a customer from purchase of initial orders of our product to follow on production volume orders may extend several quarterly periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

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

       In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce. For example, Rockwell's restructuring in 1998 led to the creation of Conexant which is a significant competitor. Additionally, Siemens spun off its semiconductor business in 1999 to create a more focused company named Infineon Technologies. In July 2000, Lucent Technologies spun off its microelectronics business, which included its optoelectronics components and integrated circuits division, into a separate company named Agere Systems in order to accelerate the growth of the business and alleviate strategic conflicts with Lucent's competitors. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

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

       Our ICs are used as components in communications devices in the wireline, wireless and optical networking markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. In the first six months of fiscal 2001, our research and development expense was $13.6 million, which represented 44.4% of our revenues compared to $8.0 million, or 18.2% of our revenues for the first six months of fiscal 2000. A number of large companies in the wireline, wireless and optical networking industries are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We have introduced to market a RF synthesizer product for use in wireless phones operating on the Global System for Mobile Communications, or GSM, standard. The RF synthesizer is also compatible with General Packet Radio Service, which is the emerging data communications protocol for GSM based wireless phones. We cannot be certain whether manufacturers of wireless phones using these standards will incorporate our RF synthesizer or that these standards will not change, thereby making our products unsuitable or impractical. In the area of optical networking, our recently introduced clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET. Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in our inability to sell these products.

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

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

       In fiscal 2001 to date, substantially all of our test operations were performed in-house. A minor portion of test operations is provided by our contract manufacturers or other third parties. While we expect that performing testing in-house provides us with advantages in terms of lower per unit cost, quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from foregoing the use of outside vendors and utilizing internal final testing. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

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

       o high levels of distributor inventory subject to rights of return to us; and

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

       During the past 30 months, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 264 employees at June 30, 2001. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

       In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents or misappropriation of trade secrets. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We typically respond when appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. We may also become involved in litigation to defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any future litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert our management's time and attention. Any intellectual property litigation also could force us to take specific actions, including:

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

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

       The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, including wireline, wireless and optical networking communications markets, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with Agere Systems (formerly the Lucent Microelectronics business), AMCC, Analog Devices, Broadcom, Conexant, CP Claire, Delta Integration, ESS, Fujitsu, Infineon Technologies, Legerity (formerly the Advanced Micro Devices telecom division), Maxim Integrated Products, National Semiconductor, Philips, Texas Instruments, Vitesse Semiconductor Corp, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Agere Systems, Intel, Motorola, and Texas Instruments, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million. We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation Inc. on August 9, 2000. Another $4.3 million was used to pay off equipment loans provided by Imperial Bank. We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated on October 2, 2000. As of June 30, 2001, the remaining proceeds were invested in government securities and other short-term, investment-grade, interest bearing instruments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On April 26, 2001, we held our Annual Meeting of Shareholders. The matters voted upon at the meeting and the results of those votes were as follows:

1.     Election of Directors

                             TOTAL VOTE FOR           TOTAL VOTE WITHHELD
                              EACH DIRECTOR           FROM EACH DIRECTOR
                             --------------           -------------------
Navdeep S. Sooch               44,873,627                 246,344
William P. Wood                45,071,703                  48,268
David R. Welland               44,862,117                 257,854
H. Berry Cash                  45,071,703                  48,268
Jeffrey W. Scott               44,862,077                 257,894
William G. Bock                45,071,303                  48,668

2.     Approval of an amendment to our 2000 Stock Incentive Plan to:

       (i) increase the maximum number of shares of common stock authorized for issuance over the term of the plan by an additional 1,500,000 shares; and

       (ii) increase the amount by which the share reserve under the plan will increase per year from 2% to 5%

               VOTES             VOTES             VOTES             VOTES
                FOR             AGAINST         ABSTAINING        NON-VOTING
          -----------------   -------------    --------------    --------------

             39,632,988        2,375,117           6,285           3,105,581

3. Ratification of the appointment of Ernst & Young LLP as independent auditors for fiscal 2001

               VOTES            VOTES            VOTES
                FOR            AGAINST        ABSTAINING
          -----------------   -----------    --------------
             45,068,421         48,465           3,085

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

       (b) During the quarter ended June 30, 2001, we filed the following Current Reports on Form 8-K:

       Not applicable

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILICON LABORATORIES INC.


                                        By:
                                           -------------------------------------
                                                     John W. McGovern
                                                    VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER


-----------------------------              -------------------------------------
         Date                                         Navdeep S. Sooch
                                                        CHAIRMAN AND
                                                   CHIEF EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)

-----------------------------              -------------------------------------
         Date                                         John W. McGovern
                                                     VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL ACCOUNTING OFFICER)