Form 10-Q/A
period 2001-06-30
SILICON LABORATORIES INC
filed 2001-07-24
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Amendment No. 1
                                       to
                                    FORM 10-Q

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


                                        SILICON LABORATORIES INC.


                                        By: /s/ John W. McGovern
                                           -------------------------------------
                                                     John W. McGovern
                                                    VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

        7/23/01                             /s/ Navdeep S. Sooch
-----------------------------              -------------------------------------
         Date                                         Navdeep S. Sooch
                                                        CHAIRMAN AND
                                                   CHIEF EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)

        7/23/01                             /s/ John W. McGovern
-----------------------------              -------------------------------------
         Date                                         John W. McGovern
                                                     VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL ACCOUNTING OFFICER)