Form 10-Q
period 2001-09-29
SILICON LABORATORIES INC
filed 2001-10-22
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended        September 29, 2001
                                    --------------------------------------------

                                       Or

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to _______________________

Commission file number: ________________________________________________________


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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 11, 2001, 48,558,641 shares of common stock of Silicon Laboratories Inc. were outstanding.

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART I.           FINANCIAL INFORMATION

     ITEM 1       Financial Statements:


                  Condensed Consolidated Balance Sheets at September 29, 2001
                    and December 30, 2000 .......................................     2

                  Condensed Consolidated Statements of Operations for the
                    three and nine months ended September 29, 2001 and
                    September 30, 2000...........................................     3

                  Condensed Consolidated Statements of Cash Flows for the
                    nine months ended September 29, 2001 and September 30, 2000..     4

                  Notes to Condensed Consolidated Financial Statements...........     5

     ITEM 2       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................     7

     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk.....    26

PART II.          OTHER INFORMATION

     ITEM 1       Legal Proceedings..............................................    27

     ITEM 2       Changes in Securities and Use of Proceeds......................    27

     ITEM 3       Defaults Upon Senior Securities................................    27

     ITEM 4       Submission of Matters to a Vote of Securities Holders..........    27

     ITEM 5       Other Information..............................................    27

     ITEM 6       Exhibits and Reports on Form 8-K...............................    27


PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            SILICON LABORATORIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  SEPTEMBER 29,        DECEMBER 30,
                                                       2001                2000
                                                  -------------        ------------
                    ASSETS                         (UNAUDITED)
Current assets:
  Cash and cash equivalents.....................    $ 70,519             $ 51,902
  Short-term investments........................      24,683               44,536
  Accounts receivable, net of allowance for
    doubtful accounts of $432 at September 29,
    2001 and $758 at December 30, 2000..........      10,689               13,616
  Inventories...................................       5,834                7,219
  Deferred income taxes.........................       1,048                1,719
  Prepaid expenses and other....................       3,109                1,119
                                                  -------------        ------------
Total current assets............................     115,882              120,111
Property, equipment and software, net...........      20,830               22,625
Goodwill and other intangible assets............         221               39,686
Other assets....................................       2,468                2,418
                                                  -------------        ------------
Total assets....................................    $139,401             $184,840
                                                  =============        ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................    $  6,482             $  8,728
  Accrued expenses..............................       3,347                2,406
  Deferred revenue..............................       2,537                2,640
  Current portion of long-term obligations......       2,072                2,078
  Income taxes payable..........................          --                  912
                                                  -------------        ------------
Total current liabilities.......................      14,438               16,764
Long-term debt and leases.......................       1,865                3,390
Other long-term obligations.....................         948                1,735
                                                  -------------        ------------
Total liabilities...............................      17,251               21,889
Stockholders' equity:
  Common stock--$.0001 par value; 250,000
    shares authorized; 48,552 and 48,117
    shares issued and outstanding at
    September 29, 2001 and December 30, 2000,
    respectively................................           5                    5
  Additional paid-in capital....................     169,207              165,404
  Stockholder notes receivable..................        (985)              (1,202)
  Deferred stock compensation...................     (19,880)             (21,061)
  Retained earnings (accumulated deficit).......     (26,197)              19,805
                                                  -------------        ------------
Total stockholders' equity......................     122,150              162,951
                                                  -------------        ------------
Total liabilities and stockholders' equity......    $139,401             $184,840
                                                  =============        ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                      SILICON LABORATORIES INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                     ------------------------------    ------------------------------
                                     SEPTEMBER 29,    SEPTEMBER 30,    SEPTEMBER 29,    SEPTEMBER 30,
                                         2001             2000             2001             2000
                                     -------------    -------------    -------------    -------------
Revenues.........................       $19,925          $29,427          $50,482          $73,400
Cost of revenues.................         8,544           10,130           22,347           25,277
                                     -------------    -------------    -------------    -------------
Gross profit.....................        11,381           19,297           28,135           48,123
Operating expenses:
   Research and development......         7,672            5,263           21,251           13,290
   Selling, general and
     administrative..............         5,362            5,128           14,197           12,702
   Write off of in-process
     research & development......            --              394               --              394
   Goodwill amortization.........            --            1,240            4,187            1,240
   Impairment of goodwill and
     other intangible assets.....        34,885               --           34,885               --
   Amortization of deferred
     stock compensation..........         1,319              884            3,981            2,451
                                     -------------    -------------    -------------    -------------
Operating expenses...............        49,238           12,909           78,501           30,077
                                     -------------    -------------    -------------    -------------
Operating income (loss)..........       (37,857)           6,388          (50,366)          18,046
Other (income) and expenses:
   Interest income...............          (857)          (1,248)          (2,940)          (2,753)
   Interest expense..............           179              339              578              957
                                     -------------    -------------    -------------    -------------
Income (loss) before income
  taxes..........................       (37,179)           7,297          (48,004)          19,842
Provision (benefit) for income
  taxes..........................          (651)           3,332           (2,002)           8,691
                                     -------------    -------------    -------------    -------------

Net income (loss) ...............      $(36,528)         $ 3,965         $(46,002)         $11,151
                                     =============    =============    =============    =============
Net income (loss) per share:
   Basic.........................      $  (0.79)         $  0.09         $  (1.01)         $  0.31
   Diluted.......................      $  (0.79)         $  0.08         $  (1.01)         $  0.23
Weighted-average common shares
   outstanding:
   Basic.........................        46,210           43,917           45,698           36,119
   Diluted.......................        46,210           49,987           45,698           48,584



             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                      FINANCIAL STATEMENTS.


                            SILICON LABORATORIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2001            2000
                                                             -------------   -------------
OPERATING ACTIVITIES

Net income (loss)......................................         $(46,002)       $11,151
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Depreciation and amortization of property, equipment
    and software.......................................            5,897          4,634
  Amortization of goodwill and other intangible assets.            4,580          1,329
  Impairment of goodwill and other intangible assets...           34,885             --
  Amortization of deferred stock compensation..........            3,981          2,451
  Amortization of note/lease end-of-term interest
    payments...........................................              242            242
  Compensation expense related to stock options,
    direct stock issuance, and warrants to
    non-employees......................................               --            153
  Changes in operating assets and liabilities:
    Investment interest receivable.....................              630           (275)
    Accounts receivable................................            2,927         (5,947)
    Inventories........................................            1,386         (3,556)
    Prepaid expenses and other.........................             (310)          (252)
    Income tax receivable..............................           (1,467)            --
    Other assets.......................................               40            (61)
    Accounts payable...................................           (1,496)        (1,709)
    Accrued expenses...................................              941          3,806
    Deferred revenue...................................             (103)         1,504
    Deferred income taxes..............................             (359)          (535)
    Income taxes payable...............................             (912)           (47)
                                                             -------------   -------------
Net cash provided by operating activities..............            4,860         12,888

INVESTING ACTIVITIES

Purchases of short-term investments....................          (43,314)       (60,278)
Maturities of short-term investments...................           62,538         23,651
Purchases of property, equipment and software..........           (4,122)       (13,395)
Purchases of other assets..............................             (821)          (750)
Acquisition of business, net of cash acquired..........               --        (13,285)
                                                             -------------   -------------
Net cash provided by (used in) investing activities....           14,281        (64,057)

FINANCING ACTIVITIES

Proceeds from long-term debt...........................               --          3,532
Payments on long-term debt.............................           (1,130)        (5,997)
Payments on capital leases.............................             (401)          (364)
Proceeds from repayment of stockholder notes...........              193             --
Proceeds from exercise of warrants.....................               --            100
Proceeds from Employee Stock Purchase Plan.............              566             --
Net proceeds from initial public offering..............               --         90,646
Net proceeds from exercises of stock options...........              248          1,610
                                                             -------------   -------------
Net cash provided by (used in) financing activities....             (524)        89,527
                                                             -------------   -------------
Increase in cash and cash equivalents..................           18,617         38,358
Cash and cash equivalents at beginning of period.......           51,902          8,197
                                                             -------------   -------------
Cash and cash equivalents at end of period.............         $ 70,519        $46,555
                                                             =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid..........................................         $    332        $   706
                                                             =============   =============
Income taxes paid......................................         $    793        $ 9,170
                                                             =============   =============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 29, 2001

1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the "Company") at September 29, 2001 and September 30, 2000, the consolidated results of its operations for the three and nine months ended September 29, 2001 and September 30, 2000 and the consolidated statements of cash flows for the nine months ended September 29, 2001 and September 30, 2000. All intercompany accounts and transactions have been eliminated. The results of operations for the three and nine months ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year.

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

INVENTORIES

   Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):


                                    SEPTEMBER 29,          December 30,
                                        2001                  2000
                                 -------------------   -------------------
Work in progress........               $4,112                $4,302
Finished goods..........                1,722                 2,917
                                 -------------------   -------------------
                                       $5,834                $7,219
                                 ===================   ===================


OTHER COMPREHENSIVE INCOME

   There were no material differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 replaces Accounting Principles Board Opinion (APB) No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on December 30, 2001, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company's results of operations and financial position since the Company's existing balances of goodwill and other intangible assets are not significant due to impairment charges recorded during the quarter ended September 29, 2001 under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

                        SILICON LABORATORIES INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)

EARNINGS (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):


                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                     ------------------------------------   -----------------------------------
                                       SEPTEMBER 29,     SEPTEMBER 30,       SEPTEMBER 29,     SEPTEMBER 30,
                                           2001               2000               2001              2000
                                     ------------------ -----------------   ---------------- ------------------
Net income (loss)...........           $(36,528)          $ 3,965             $(46,002)        $11,151
Basic:
   Weighted-average shares
     of common stock
     outstanding............             48,455            47,496               48,375          42,162
   Weighted-average shares
     of common stock subject
     to repurchase..........             (2,245)           (3,579)              (2,677)         (6,043)
                                     ------------------ -----------------   ---------------- ------------------
   Shares used in computing
     basic net income (loss)
     per share..............             46,210            43,917               45,698          36,119
                                     ------------------ -----------------   ---------------- ------------------

Effect of dilutive securities:
   Weighted-average shares
     of common stock subject
     to repurchase..........                 --             3,506                   --           5,932
   Convertible preferred
     stock and warrants.....                 --               115                   --           4,281
   Stock options............                 --             2,449                   --           2,252
                                     ------------------ -----------------   ---------------- ------------------
   Shares used in computing
     diluted net income
     (loss) per share.......             46,210            49,987               45,698          48,584
                                     ================== =================   ================ ==================

Basic net income (loss) per
  share.....................            $ (0.79)          $  0.09              $ (1.01)        $  0.31
Diluted net income (loss)
  per share.................            $ (0.79)          $  0.08              $ (1.01)        $  0.23


2.       SEGMENT REPORTING

   The Company has one operating segment, integrated circuits (ICs), with three product areas (Wireline, Wireless, and Optical Networking). The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level. The Wireline Division accounted for a majority of the revenues in all periods presented.

3.       COMMITMENTS AND CONTINGENCIES

   The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

   On August 7, 2001, TDK Semiconductor Corporation commenced a lawsuit against the Company for alleged willful infringement by our DAA products of a TDK-held patent. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction. On September 27, 2001, we served and filed an answer to their complaint, in which we denied infringement and asserted that their patent is invalid. This lawsuit may involve significant expense and may also divert our

                         SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               (UNAUDITED)


management's time and attention from other aspects of our business. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

            The components of intangible assets are as follows (in thousands):


                                              Customer    Acquired
                                 Workforce     Base       Technology    Patents    Goodwill     Total
                                 ---------    --------    ----------    -------    --------    --------
Balance at December 30, 2000..     $309        $922          $863         $104     $37,488     $39,686

Amortization..................     (156)       (101)         (106)         (30)     (4,187)     (4,580)
Write-down of assets..........       (6)       (821)         (757)          --     (33,301)    (34,885)
                                 ---------    --------    ----------    -------    --------    --------
Net balance at September 29,
  2001........................     $147        $ --          $ --         $ 74     $    --     $   221
                                 =========    ========    ==========    =======    ========    ========


   The Company, as part of its review of financial results for the three months ended September 29, 2001, performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with our acquisitions of Krypton Isolation, Inc. "Krypton" and SNR Semiconductor, Inc. "SNR". The assessment was performed pursuant to Statement Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF because of the recent appearance of several impairment indicators:

   - The revenue stream associated with the Krypton business has decreased significantly since the acquisition;
   - Krypton customers have effectively stopped purchasing Krypton products;
   - The Krypton office was closed in August of 2001 and most of the workforce is no longer employed by the Company;
   - The Company determined that further development or alternative uses of the acquired technologies were remote; and
   - The Company does not expect to have any significant future cash flows related to these acquired assets.

   The conclusion of that assessment was that the acquired assets were permanently impaired. As a result, the Company recorded a charge of $33.3 million and $1.6 million to reduce goodwill and other intangible assets, respectively, based on the amount by which the carrying amount of the assets exceeded their fair market value. Fair value was determined based on discounted future cash flows for assets that had separately identifiable cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, THE PRIOR QUARTERLY REPORT ON FORM 10-Q/A FILED JULY 24, 2001, THE PRIOR QUARTERLY REPORT ON FORM 10-Q FILED APRIL 24, 2001 AND OUR ANNUAL REPORT ON FORM 10-K FILED JANUARY 22, 2001. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO
SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN SILICON LABORATORIES' PRIOR QUARTERLY REPORT ON FORM 10-Q/A FILED JULY 24, 2001, THE PRIOR QUARTERLY REPORT ON FORM 10-Q FILED APRIL 24, 2001 AND OUR ANNUAL REPORT ON FORM 10-K FILED JANUARY 22, 2001. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.

OUR THIRD QUARTER OF FISCAL YEAR 2001 ENDED SEPTEMBER 29, 2001. OUR THIRD QUARTER OF FISCAL YEAR 2000 ENDED SEPTEMBER 30, 2000. ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

   We design and develop proprietary, analog-intensive, mixed-signal integrated circuits, or ICs, for the communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to their end-user customers. We currently offer ICs that can be incorporated into communications devices, such as modems and wireless phones, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, cable modems and optical networking equipment. Customers during fiscal 2000 included 3Com, Agere Systems (formerly the Lucent Microelectronics business), Motorola, PC-TEL, and Smart Link.

   Our company was founded in 1996. Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 270 employees at September 29, 2001, from 256 at the end of fiscal 2000, 148 at the end of fiscal 1999, 42 at the end of fiscal 1998, and 17 at the end of fiscal 1997. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

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

   During the first half of fiscal 2001, many personal computer manufacturers announced cutbacks in their sales forecasts due to rapid deterioration in industry-wide demand, resulting in a major inventory correction. This downturn had a significant negative impact on our results for the three and nine months ended September 29, 2001. We believe that this decrease in demand will also have a sizable impact on our results from operations, particularly within our Wireline Products Division, for the year ending December 29, 2001 and creates significant uncertainty in our business planning for the remainder of the year.

   The percentage of our revenues derived from customers located outside of the United States was 67% in the nine months ended September 29, 2001, 21% in fiscal 2000, 7% in fiscal 1999 and was insignificant in fiscal 1998. All of our revenues to date have been denominated in U.S. dollars. We believe that the percentage of our revenues derived from customers outside of the United States will continue to increase as our products receive greater acceptance in international markets.

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

   RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities, as well as an allocated portion of our occupancy costs for such operations. We depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over four years. Development activities include the design of new products and creation of test methodologies to assure compliance with required specifications.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of personnel-related expenses, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, professional fees, directors and officers liability insurance, other promotional and marketing expenses and reserves for bad debt. Write offs of uncollectible accounts have been insignificant to date.

     WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT. Write off of in-process research & development reflects the write off of in-process research and development costs acquired in connection with our acquisition of Krypton.

   GOODWILL AMORTIZATION. Goodwill amortization includes the amortization of goodwill purchased in connection with our acquisitions of Krypton and SNR. Goodwill is amortized over four to five years using the straight line method.

   IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. Impairment of goodwill and other intangible assets reflects the charge to write-down that portion of the carrying value of goodwill and other intangible assets that is in excess of their fair market value.

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

RESULTS OF OPERATIONS

   The following table sets forth our statement of operations data as a percentage of revenues for the periods indicated:


                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                      ----------------------------  ----------------------------
                                      SEPTEMBER 29,  SEPTEMBER 30,  SEPTEMBER 29,  SEPTEMBER 30,
                                          2001           2000           2001           2000
                                      -------------  -------------  -------------  -------------
Revenues....................             100.0%         100.0%         100.0%         100.0%
Cost of revenues............              42.7           34.4           44.2           34.4
                                      -------------  -------------  -------------  -------------
Gross profit................              57.3           65.6           55.8           65.6

Operating expenses:
  Research and development..              38.7           17.9           42.2           18.1
  Selling, general and
    administrative..........              27.1           17.4           27.9           17.3
   Write off of in-process
    research & development..                --            1.3             --            0.5
  Goodwill amortization.....                --            4.2            8.3            1.7
  Impairment of goodwill and
    other intangible assets.             175.4             --           69.1             --
  Amortization of deferred
    stock compensation......               6.5            3.0            7.9            3.3
                                      -------------  -------------  -------------  -------------
Operating expenses..........             247.7           43.9          155.4           41.0

Operating income (loss).....            (190.4)          21.7          (99.6)          24.6

Other (income) and expenses:
  Interest income...........              (4.5)          (4.2)          (5.7)          (3.8)
  Interest expense..........               1.0            1.2            1.2            1.3
                                      -------------  -------------  -------------  -------------
Income (loss) before income             (186.9)          24.8          (95.1)          27.0
  taxes.....................
Provision (benefit) for
  income taxes..............              (3.5)          11.3           (4.0)          11.8
                                      -------------  -------------  -------------  -------------
Net income (loss) ..........            (183.4)%         13.5%         (91.1)%         15.2%
                                      =============  =============  =============  =============



COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

   REVENUES. Revenues for the quarter ended September 29, 2001 were $19.9 million, a decrease of $9.5 million or 32.3% from revenues of $29.4 million in the quarter ended September 30, 2000. Revenues for the nine months ended September 29, 2001 were $50.5 million, a decrease of $22.9 million or 31.2% from revenues of $73.4 million in the nine months ended September 30, 2000. The decreases were primarily due to a decline in the sales volume of our DAA family of products reflecting the rapid deterioration in demand within the personal computer industry. Revenues from non-DAA products, such as the ISOmodem, the ProSLIC, the RF Synthesizer and our optical networking products, accounted for approximately 42.8% of revenues for the quarter ended September 29, 2001 as compared to 15% of revenues for the quarter ended September 30, 2000.

   GROSS PROFIT. Gross profit for the quarter ended September 29, 2001 was $11.4 million or 57.3% of revenues, a decrease of $7.9 million or 40.9% as compared with gross profit of $19.3 million or 65.6% of revenues in the quarter ended September 30, 2000. Gross profit for the nine months ended September 29, 2001 was $28.1 million or 55.8% of revenues, a decrease of $20.0 million or 41.6% as compared with gross profit of $48.1 million or 65.6% of revenues in the nine months ended September 30, 2000. The decreases in gross profit were primarily due to the substantial decrease in sales volume, decreased utilization of our testing capacity and reserves for excess inventory due to demand fluctuations for our products. With respect to the nine months ended September 29, 2001, these negative influences on gross profit were partially offset by a vendor credit received during the quarter ended March 31, 2001 for yield variations outside processing parameters.
The future direction of gross margins is uncertain due to many factors such as the severity and duration of the personal computer industry downturn, our ability to sell existing inventory on hand, our ability to successfully introduce to market and sell new products, the selling prices for existing and new products, the extent to which our competitors introduce new products to market, and future product cost considerations with our vendors.

   RESEARCH AND DEVELOPMENT. Research and development expense for the quarter ended September 29, 2001 was $7.7 million or 38.7% of revenues, which reflected an increase of $2.4 million or 45.3% as compared with research and development expense of $5.3 million or 17.9% of revenues for the quarter ended September 30, 2000. Research and development expense for the nine months ended September 29, 2001 was $21.3 million or 42.2% of revenues, which reflected an increase of $8.0 million or 60.2% as compared with research and development expense of $13.3 million or 18.1% of revenues for the nine months ended September 30, 2000. The increases in the dollar amount of research and development expense were principally due to continued product development activities, significant increases in new product development initiatives in wireless and optical networking opportunities, usage of more expensive advanced silicon CMOS processes, and increased spending to develop test methodologies for new products. As a percentage of revenues, research and development expense increased significantly due to the substantial decrease in sales volume for the three and nine months ended September 29, 2001. We expect that research and development expense will continue to increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of revenues due to changes in sales volume and new product development initiatives.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the quarter ended September 29, 2001 was $5.4 million or 27.1% of revenues, which reflected an increase of $0.3 million or 5.9% as compared to selling, general and administrative expense of $5.1 million or 17.4% of revenues in the quarter ended September 30, 2000. Selling, general and administrative expense for the nine months ended September 29, 2001 was $14.2 million or 27.9% of revenues, which reflected an increase of $1.5 million or 11.8% as compared to selling, general and administrative expense of $12.7 million or 17.3% of revenues in the nine months ended September 30, 2000. The increases in the dollar amount of selling, general and administrative expense were principally attributable to increased staffing, but were partially offset by a decrease in spending on patent litigation fees. We expect our legal expenses to increase as a result of the infringement lawsuit filed against us by TDK Semiconductor Corporation in August 2001. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) the likelihood that indirect distribution channels, which entail the payment of commissions, will account for a larger portion of our revenues in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future sales volume.

   WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT. There was no write off of in-process research & development during the three and nine months ended September 29, 2001. Write off of in-process research & development for the three and nine months ended September 30, 2000 was $0.4 million as a result of the acquisition of Krypton.

   GOODWILL AMORTIZATION. Goodwill amortization for the three and nine months ended September 29, 2001 was $0.0 million and $4.2 million, respectively, compared to $1.2 million and $1.2 million for the three and nine months ended September 30, 2000, respectively. During the quarter ending September 29, 2001 we recorded a charge to reduce the carrying value of goodwill (See IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS below).

   IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. We performed an assessment of the carrying value of the Company's long-lived assets to be held and used including significant amounts of goodwill and other intangible assets recorded in connection with our acquisitions of Krypton and SNR during the year 2000. As a result, we determined that substantially all of the acquired goodwill and other intangible assets were impaired. We recorded a charge of $33.3 million to write off goodwill and a charge of $1.6 million to reduce the value of other intangible assets, based on the amount by which the carrying amount of these assets exceeded their fair market value.

   AMORTIZATION OF DEFERRED STOCK COMPENSATION. We have recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $1.3 million and $4.0 million for the three and nine months ended September 29, 2001, respectively, as compared to $0.9 million and $2.5 million for the three and nine months ended September 30, 2000, respectively. The increases in the dollar amount of amortization of deferred stock compensation were due to additional deferred stock compensation for options and restricted stock issued subsequent to the first quarter of fiscal 2000.

   INTEREST INCOME. Interest income for the quarter ended September 29, 2001 was $0.9 million as compared to $1.2 million for the quarter ended September 30, 2000. This decrease was primarily due to lower interest rates and lower cash and short-term investments balances during the quarter ended September 29, 2001. Interest income for the nine months ended September 29, 2001 was $2.9 million as compared to $2.8 million for the nine months ended September 30, 2000.

   INTEREST EXPENSE. Interest expense for the three and nine months ended September 29, 2001 was $0.2 million and $0.6 million, respectively, as compared to $0.3 million and $1.0 million for the three and nine months ended September 30, 2000, respectively. The decreases in interest expense were primarily due to lower levels of debt during the recent quarter and nine month period.

   PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rate, excluding the impact of non-deductible write off of in-process research and development, amortization of goodwill, impairment of goodwill and other intangible assets and deferred stock compensation, was a benefit of 40.5% in the nine months ended September 29, 2001, as compared to our effective tax expense provision rate of 36.3% in the nine months ended September 30, 2000. The current period's tax benefit rate was higher than the prior comparable period's tax expense provision rate primarily due to the current period's increased tax benefit from the estimated research and development tax credit in proportion to the amount of the current period's pre-tax loss.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal sources of liquidity as of September 29, 2001 consisted of $95.2 million in cash, cash equivalents and short-term investments in addition to our bank credit facilities. Our bank credit facilities include a revolving line of credit available for borrowings and letters of credit of up to the lesser of $5.0 million or 80% of eligible accounts receivable at the bank's prime lending rate. At September 29, 2001, a letter of credit for $0.4 million related to a building lease was outstanding under the revolving line of credit and $4.6 million was available for new borrowings based on the 80% of eligible accounts receivable limitation.

   We also have entered into agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. At September 29, 2001, the amount outstanding under these agreements was $3.9 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.3 million) ranging from 12.5% to 14.6% per annum, is secured by certain equipment, and is repayable over approximately the next three years.

   During the nine months ended September 29, 2001, cash provided by operating activities was $4.9 million as compared to cash provided by operating activities of $12.9 million during the nine months ended September 30, 2000. This reduction in cash flow was primarily due to the significant reduction in sales revenues during the period.

   Due to the nature of our business, we experience working capital needs in the areas of accounts receivable and inventory. Typically, we bill our customers on an open account basis with net 30 day payment terms or other specific terms and conditions that may vary from account to account as individually negotiated with customers. As of September 29, 2001, we had an accounts receivable balance of $10.7 million. If sales levels were to increase, it is likely that the level of receivables would also increase. In the event that customers delay their payments to us, the levels of accounts receivable would also increase.
In the area of inventory, we believe that in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based principally upon either orders received from customers or our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products, customer demands for consignment inventory arrangements, and competitive situations in the marketplace. Such considerations are balanced against risk of obsolescence or potentially excess inventory levels. The fluctuations in demand for our products caused us to establish reserves for excess inventory levels during each quarter of 2001. As of September 29, 2001, we had net inventory of $5.8 million which we deemed adequate to address these inventory considerations.

   Capital expenditures decreased by $9.2 million to $4.9 million for the nine months ended September 29, 2001 from $14.1 million for the nine months ended September 30, 2000. This decrease in the dollar amount of capital expenditures was primarily due to the completion of our internal test floor for existing products in fiscal 2000 and spending controls implemented during fiscal 2001. The expenditures in the recent nine months were incurred to purchase semiconductor test equipment for new products, design software and engineering tools, other computer equipment, leasehold improvements and software to support our business capabilities. We anticipate capital expenditures of approximately $6.5 million for fiscal 2001 primarily to fund additional test floor operations capabilities for wireless and optical networking products and expand engineering new product development activities.

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

    In July 2001, the FASB issued SFAS Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 replaces APB No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on December 30, 2001, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on the Company's results of operations and financial position since the Company's existing balances of goodwill and other intangible assets are not significant due to impairment charges recorded during the quarter ended September 29, 2001 under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

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

   Our future success will depend on our ability to reduce our dependence on our DAA products by developing new integrated circuits, or ICs, and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we occasionally have experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

         - changing requirements of customers within the wireline, wireless and optical networking markets;

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

   We cannot provide any assurance that new products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many new ICs including:

         - an AeroTM GSM transceiver chipset, providing a highly integrated radio communication section of a GSM wireless handset with versatile interfaces to other electronic sections of the handset;

         - a family of RF synthesizers, which are used to generate high frequency signals that are used in wireless communications systems to select a particular radio channel;

         - an ISOmodem, which is a miniaturized modem that can be embedded in electronic devices with low transmission requirements, such as credit card verification devices, to provide quick network access;

         - a higher speed ISOmodem product to serve additional embedded modem markets demanding faster transmission requirements such as next generation set-top boxes;

         - a family of ProSLIC products, which provides dial tone, busy tone, caller ID and ring signal functions at the source end of the telephone addressing long-haul and short-haul applications;

         - a family of optical networking products, which feature highly integrated physical layer and clock circuits designed for SONET/ATM routers, multiplexers, digital cross connects and optical transceiver modules; and

         - a Digital Subscriber Line, or DSL, Analog Front End providing a highly integrated interface for DSL modems with legacy support for traditional analog phone line functionality.

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

   Our largest customer, PC-TEL, has reported significantly fluctuating revenues in recent periods. If PC-TEL's revenues continue to decline or remain at reduced levels, we believe that our results of operations, particularly in the Wireline Products Division, will be significantly and adversely affected.

   While we have been the sole supplier of the direct access arrangement, or DAA, IC used in PC-TEL's soft modem DAA products, we anticipate that PC-TEL will regularly evaluate alternative sources of supply in the future in order to diversify its supplier base which would increase its negotiating leverage with us and protect its ability to secure DAA components. We have a volume purchase agreement with PC-TEL, but the agreement does not require PC-TEL to purchase any minimum number of units from us during fiscal 2001. We believe that any second source of DAA ICs for PC-TEL could have an adverse effect on the prices we are able to charge PC-TEL and the volume of DAA ICs that we sell to PC-TEL, which would negatively affect our revenues and operating results.

   The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.

WE HAVE DEPENDED ON OUR DAA FAMILY OF PRODUCTS FOR A SIGNIFICANT MAJORITY OF OUR REVENUES TO DATE, AND SUBSTANTIAL REDUCTIONS IN ORDERS FOR DAA PRODUCTS WOULD SIGNIFICANTLY REDUCE OUR REVENUES

   A majority of our sales to date have been derived from sales of our DAA family of ICs. This product family, in turn, is highly dependent on sales to the personal computer industry which currently faces deteriorating levels of demand. Until we are able to diversify our sales through the introduction and commercial acceptance of new products, we will continue to rely on sales of our DAA products. A continuing decline in overall demand for personal computers, reduced market acceptance of our DAA products or the introduction of products with superior price/performance characteristics by our competitors could significantly reduce our sales. In addition, substantially all of our DAA products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. On August 7, 2001 TDK Semiconductor Corporation filed suit against us alleging that certain of our DAA products infringe a TDK-held patent. We have filed a response denying such infringement. If our DAA products are found to infringe TDK's patent, our business operating results and financial condition could be substantially adversely affected.

   During the first nine months of fiscal 2001, we experienced a significant reduction in orders for our DAA family of products as a result of deteriorating demand for personal computers. Our revenues for the first nine months of fiscal 2001 declined sequentially from the nine month period ended December 31, 2000 by 39.5%, which resulted in a significant reduction in gross profits, lower gross margins and net losses for the most recent nine month period.

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

         -        the timing and volume of orders received from our customers;

         - the rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as "design wins";

         -        the time lag between "design wins" and production orders;

         - the demand for, and life cycles of, the products incorporating our ICs;

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

   Due to the terrorist attacks of September 11, 2001 and subsequent world events, the end demand for consumer-oriented products such as personal computers and mobile wireless handsets may encounter a sharp and prolonged reduction in demand. The supply chain for these consumer-oriented products was facing weak consumer demand, excess inventory, low factory utilization rates, a pattern of slower upgrade cycles for personal computers, delay of next generation of mobile handset technology and overall sluggishness even before the events of September 11, 2001. The combination of the then existing business conditions and the loss of consumer confidence driven by the events of September 11, 2001 may result in a sharp deterioration in demand for our semiconductor component products which could unfavorably impact our revenues, operating results and stock price.

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

WE DEPEND ON OUR CUSTOMERS TO SUPPORT OUR PRODUCTS

   Our products are currently used by our customers to produce modems for personal computers, mobile telephones and other wireless devices, and optical networking equipment. We rely on our customers to provide hardware, software, intellectual property indemnification and other technical support for the devices that use our products. If our customers do not provide the required functionality or if our customers do not provide satisfactory support for their products, the demand for these devices that incorporate our products may diminish. Any reduction in the demand for these devices would significantly reduce our revenues.

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

         -        potential increases in prices; and

         - their inability to supply or support new or changing packaging technologies.

   We currently do not have long-term supply contracts with any of our third-party vendors, and therefore, they are not obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Although we believe that other semiconductor foundries or assembly contractors can adequately address our needs, we expect that it would take approximately two to nine months to transition performance of these services from our current providers to new providers. Such a transition may also require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we do not accurately forecast demand for our products, we may be unable to obtain adequate foundry or assembly capacity from our third-party contractors to meet our customers' delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and therefore, were unable to benefit from this incremental demand. None of our third-party foundry or assembly contractors have provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

   From our inception through the first nine months of fiscal 2001, substantially all of the silicon wafers for the products that we shipped were manufactured either by Taiwan Semiconductor Manufacturing Co. or Vanguard International Semiconductor, an affiliate of Taiwan Semiconductor Manufacturing Co. Our customers typically complete their own qualification process. If we fail to balance customer demand across semiconductor fabrications properly, we might not be able to fulfill demand for our products, which would adversely affect our operating results. Additionally, a resulting write off of unusable or excess inventories would contribute to a decline in earnings.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATE

   Although we have experienced revenue and earnings growth in prior annual periods, we may not be able to sustain these growth rates. For the nine month period ended September 29, 2001, we reported a sequential decline of our overall revenues from the nine month period ended December 30, 2000 by 39.5% which resulted in a significant reduction in gross profits, lower gross margin percentage and a net loss for the recent nine month period. In particular, we may gain significant market share in a relatively short period of time following the introduction of a new product, resulting in revenue growth. However, incremental gains in market share for these newly introduced products may not occur. Additionally, the time lag by a customer from purchase of initial orders of our product to follow on production volume orders may extend several quarterly periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

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

   We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Specifically, we believe that our future success is highly dependent on Navdeep Sooch, our co-founder, Chief Executive Officer and Chairman of the Board, Daniel Artusi, our Chief Operating Officer, Jeffrey Scott, our co-founder and Vice President of Engineering, and David Welland, our co-founder and Vice President of Technology. There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal communications ICs. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense. Our key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

   Our ICs are used as components in communications devices in the wireline, wireless and optical networking markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. In the first nine months of fiscal 2001, our research and development expense was $21.3 million, which represented 42.2% of our revenues compared to $13.3 million, or 18.1% of our revenues for the first nine months of fiscal 2000. A number of large companies in the wireline, wireless and optical networking industries are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We have introduced to market a RF synthesizer product for use in wireless phones operating on the Global System for Mobile Communications, or GSM, standard.
The RF synthesizer is also compatible with General Packet Radio Service standard, which is the emerging data communications protocol for GSM based wireless phones. We cannot be certain whether these standards will not change, thereby making our products unsuitable or impractical. In the area of optical networking, our recently introduced clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET. Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in our inability to sell these products.

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

   In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 270 employees at September 29, 2001. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents or misappropriation of trade secrets. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We typically respond when appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. We are currently involved in litigation to defend allegations of infringement asserted by TDK Semiconductor Corporation. See Part II, Item 1. Legal Proceedings. In the future, we may become involved in litigation to defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert our management's time and attention. Any intellectual property litigation also could force us to take specific actions, including:

         o cease selling products that use the challenged intellectual property;

         o obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

         o redesign those products that use infringing intellectual property.

   On August 7, 2001, TDK Semiconductor Corporation commenced a lawsuit against the Company for alleged willful infringement by our DAA products of a TDK-held patent. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction. On September 27, 2001, we served and filed an answer to their complaint, in which we denied infringement and asserted that their patent is invalid. This lawsuit may involve significant expense and may also divert our management's time and attention from other aspects of our business. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter.

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

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

   The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, including wireline, wireless and optical networking communications markets, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with Agere Systems (formerly the Lucent Microelectronics business), AMCC, Analog Devices, Broadcom, Conexant, CP Clare, Delta Integration, ESS, Fujitsu, Infineon Technologies, Legerity (formerly the Advanced Micro Devices telecom division), Maxim Integrated Products, National Semiconductor, Philips, Texas Instruments, Vitesse Semiconductor Corp, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Agere Systems, Intel, Motorola, and Texas Instruments, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On August 7, 2001, TDK Semiconductor Corporation commenced a lawsuit in the United States District Court for the Central District of California against the Company for alleged infringement by the Company of TDK's United States Patent No. 5,654,984. TDK's complaint asserts that we have infringed their '984 patent by making, using and selling in the United States certain DAA semiconductor chipsets, including our Si3035 and Si3044 products, and that the infringement was and continues to be willful. Their complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction.

   On September 27, 2001, we served and filed an answer to their complaint, in which we denied infringement and asserted that TDK's '984 patent is invalid.

   For a description of risks associated with this pending lawsuit, please see "Risk Factors--Significant litigation over intellectual property in our industry may cause the Company to become involved in costly and lengthy litigation which could seriously harm our business."

   We are not currently involved in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million. We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton on August 9, 2000. Another $4.3 million was used to pay off equipment loans provided by Imperial Bank. We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR on October 2, 2000. As of September 29, 2001, the remaining proceeds were invested in government securities and other short-term, investment-grade, interest bearing instruments.

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

        3.2*    Form of Amended and Restated Bylaws of Silicon Laboratories Inc.
                    (filed as Exhibit 3.2 to the IPO Registration Statement).



    EXHIBIT
    NUMBER
    -------
      4.1*    Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

     10.1     Master Revolving Note dated September 5, 2001 by and between
                    Silicon Laboratories Inc. and Comerica Bank-Texas.

     10.2     Letter of Credit Agreement dated September 5, 2001 by and between
                    Silicon Laboratories Inc. and Comerica Bank-Texas.

     10.3     Security Agreement dated September 5, 2001 by and between
                    Silicon Laboratories Inc. and Comerica Bank-Texas.

     10.4     Advance Formula Agreement dated September 5, 2001 by and between
                    Silicon Laboratories Inc. and Comerica Bank-Texas.


----------------

     * Incorporated herein by reference to the indicated filing.

     (b) During the quarter ended September 29, 2001, we filed the following Current Reports on Form 8-K:

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


                                        SILICON LABORATORIES INC.

                                        By:          /s/ JOHN W. MCGOVERN
                                            ----------------------------------

                                                       John W. McGovern
                                                      VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER





         October 22, 2001                            /s/ NAVDEEP S. SOOCH
-----------------------------------     --------------------------------------
               Date                                    Navdeep S. Sooch
                                                         CHAIRMAN AND
                                                   CHIEF EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)



         October 22, 2001                            /s/ JOHN W. MCGOVERN
-----------------------------------         -----------------------------------
               Date                                    John W. McGovern
                                                      VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL ACCOUNTING OFFICER)