Form 10-K405
period 2001-12-29
SILICON LABORATORIES INC
filed 2002-01-22
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the yearly period ended       December 29, 2001
                                 -----------------------------------------------
                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                              -----------------------     ----------------------
Commission file number:
                              --------------------------------------------------
                            SILICON LABORATORIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
Delaware                                                              74-2793174
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


4635 Boston Lane, Austin, Texas                                            78735
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $851,153,000 as of December 29, 2001, based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 48,696,980 shares of the Registrant's common stock issued and outstanding as of January 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                            SILICON LABORATORIES INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                             Page
                                                                             ----
PART I.

   ITEM 1.  Business and Factors Affecting Future Operating Results.........   1
   ITEM 2.  Properties......................................................  21
   ITEM 3.  Legal Proceedings...............................................  21
   ITEM 4.  Submission of Matters to a Vote of Security Holders.............  21

PART II.

   ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
              Matters.......................................................  22
   ITEM 6.  Selected Consolidated Financial Data............................  22
   ITEM 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  23
   ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk......  31
   ITEM 8.  Financial Statements and Supplementary Data.....................  31
   ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  31

PART III.

   ITEM 10. Directors and Executive Officers of the Registrant..............  31
   ITEM 11. Executive Compensation..........................................  31
   ITEM 12. Security Ownership of Certain Beneficial Owners and Management..  31
   ITEM 13. Certain Relationships and Related Transactions..................  31

PART IV.

   ITEM 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K...................................................  32


PART I

Item 1.  Business and Factors Affecting Future Operating Results

GENERAL

    Silicon Laboratories Inc. designs, manufactures and markets proprietary high-performance mixed-signal integrated circuits (ICs) for various communications industries. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components of numerous communications products, including wireless phones, cable and satellite set-top boxes, modems, telephone equipment and optical networking equipment. To develop our business rapidly, we initially focused our efforts on developing ICs for the personal computer modem market. We applied our mixed-signal and communications expertise to the development of ICs for other high growth communications devices such as wireless telephones and optical network applications. Our world-class, mixed-signal design engineers use standard complementary metal oxide semiconductor, or CMOS, technology to create innovative ICs that can dramatically reduce the cost, size and system power requirements of devices that our customers sell to their end-user customers. Our expertise in analog CMOS and mixed-signal IC design allows us to develop new and innovative products rapidly, which enables our customers to improve their time-to-market with end products that respond to consumer demand in the communications industry.

INDUSTRY BACKGROUND

    In a December 2001 report, Dataquest projected that the communications semiconductor market will enter a growth phase beginning in 2002, with an estimated 17% compound annual growth rate through 2006. This forecast projects total communications semiconductor market revenues will reach $64 billion by

2004. This growth is being driven in large part by the demand for communications services, which has increased at a rapid rate in recent years due to a number of factors, including the growth of Internet usage, development of new communications technologies, availability of improved communications services at lower costs, broad deployment of optical networks and remote access requirements for corporate networks. This demand has fueled tremendous growth in the number of wireless and wireline communications devices and optical networking applications. For example, in wireless markets, the demand for wireless phones and other wireless devices, such as pagers and personal digital assistants, has grown rapidly as digital wireless services have become increasingly popular and affordable. In wireline markets, demand has increased for communications capabilities in a wide range of products, including personal computers, cable and satellite set-top boxes, fax machines, credit card verification machines, automated teller machines and remote gaming systems. Consumers increasingly demand higher capacity connections at their residences using cable modems or high speed digital subscriber lines (DSL). The demand for greater and faster Internet access by households and businesses has increased the need to significantly upgrade the communications backbone to handle this traffic, increasing the need for smaller, faster and better performing optical networking systems that route this traffic.

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

    Many third-party IC providers lack sufficient analog expertise to develop compelling mixed-signal ICs. As a result, manufacturers of communications devices are often faced with inadequate mixed-signal ICs and are challenged to find third-party providers that can supply them with mixed-signal ICs with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

PRODUCTS

    We provide mixed-signal ICs for use in various communication applications across eight product lines. Our products integrate the functions of numerous discrete components required by most existing mixed-signal solutions for communications devices into single chips or chipsets. By doing so, we are able to create products that:

    - require less board space;

    - can offer superior performance;

    - provide increased reliability;

    - reduce system power requirements; and

    - reduce costs.

    The following table summarizes the ICs for the various markets that we currently offer or have introduced to customers:


PRODUCT LINES and DESCRIPTION                                        APPLICATIONS

 RF Synthesizer

         A radio frequency, or RF, synthesizer generates high        - GSM/GPRS wireless phones
         frequency signals that are used in wireless                 - GSM/GPRS data communications
         communications systems to select a particular radio           devices
         channel. We provide RF Synthesizers to the Global System    - Wideband CDMA 3G handsets
         for Mobile Communications (GSM)/General Packet Radio        - wireless local area networks
         Services (GPRS) markets, as well as third generation(3G)    - cordless phones
         wireless data handsets, industrial, science and medical     - Satellite radio receivers
         (ISM) band applications, and Wideband Code Division         - handheld point-of-sale
         Multiple Access (W-CDMA) applications. GPRS, or General       terminals
         Packet Radio Service, brings wireless Internet access to    - Wireless headsets
         GSM users through data transfer and signaling over GSM
         radio networks. Market dynamics drive a need for new,
         highly-integrated electronics that reduce component count
         and consume less power. Our synthesizers address that
         requirement.

 Aero-TM- Transceiver

         This chipset provides highly integrated transmit            - GSM/GPRS wireless phones
         and receive radio electronics that are found                - GSM/GPRS data communications
         between the antennae electronics and the digital baseband     devices
         section of a GSM/GPRS mobile handset or wireless data       - Personal digital assistants
         communication devices. The Aero Transceiver addresses       - PCMCIA data cards
         dual or triple band requirements, requires a smaller
         footprint than competing solutions in this form-factor
         sensitive market and supports wireless data transmission.
         The Aero Transceiver chipset is designed using 100%
         standard CMOS process technology which enables an
         aggressive roadmap to future cost reduction and further
         integration. The most popular standard world-wide for
         mobile handsets is the GSM. The Aero Transceiver chipset
         is highly optimized to satisfy the GSM specifications.

 Silicon Direct Access Arrangement Products (DAA)

         Provides the functionality of both a DAA and a codec. A DAA   - personal computer modems
         provides electrical isolation between a wireline device,      - host modems
         such as a modem, and the telephone line to guard against      - data/fax/voice modems
         power surges in the telephone line, while the codec           - Audio Modem Riser Cards
         provides analog-to-digital and                                - Mobile Daughter Cards
         digital-to-analog conversion. Traditional DAA                 - Communication and Network
         implementations contain numerous discrete components to         Riser (CNR) Cards
         provide functionality comparable to that which we provide     - Modem on Motherboard
         in a single chipset. This family of products includes         - Mini PCI cards
         offerings to support different computer interface             - fax machines
         standards. Some versions of this chipset are programmable     - handheld organizers
         for differing international telephone standards, which        - set-top boxes
         enables manufacturers to distribute their products globally   - video conferencing systems
         without costly country-specific design modifications. A       - speaker phones
         complimentary voice codec product can be combined with the    - PBXs
         DAA to support speakerphone applications.                     - voice recognition systems
                                                                       - Web telephony products




 ISOmodem-TM-

         The ISOmodem combines an analog modem with a silicon DAA,   - set-top boxes
         resulting in a complete modem implemented in a very small   - digital cable boxes
         form factor. The ISOmodem products are designed for         - credit card verification
         embedded modem applications, which are typically found      - industrial power meters
         outside of the personal computer area. The ISOmodem         - postage meters
         contains a programmable line interface that meets global    - security systems
         telephone line requirements, allowing manufacturers to      - remote medical monitoring
         implement a single modem design world-wide. The ISOmodem
         family includes embedded modem solutions for speeds
         ranging from 2400 bps to 56Kbps, suitable for a wide
         range of applications


 ProSLIC-TM-

         The ProSLIC provides the analog telephone interface on      - telephone switchboard systems
         the source end of the telephone which generates dial        - cable telephony
         tone, busy tone, caller ID and ring signal. Telephone       - wireless local loop providing
         source end electronics have historically been at the          remote access for a wireline
         telephone company central office, but recently have been      system
         migrating to the customer premises. Our ProSLIC product     - voice over Internet protocol
         family has offerings for short-haul applications suitable   - voice over digital subscriber
         for the customer premises as well as long-haul                lines
         applications suitable for the traditional telephone         - digital broadband to analog
         company central office. This family includes a dual           telephone adapters
         ProSLIC that provides for higher port density and lower
         cost per phone line.

 DSL Analog Front End

         The DSL Analog Front End, or AFE, is designed to provide    -personal computer modems
         the connectivity functions for business or residential      -external modems
         asymmetric digital subscriber line, or ADSL, connection     -residential gateways
         at the user end in customer premises equipment. Such a      -network interface devices
         connection addresses the business and residential demand
         for DSL broadband higher capacity connectivity as
         compared to traditional standard dial-up analog phone
         line transmission speeds. The DSL AFE supports several
         ADSL communication standards enabling various upload and
         download data rates.  When combined with our DAA products
         for analog phone line connectivity, our combined product
         offering provides a single modem design to address both
         the prevalent analog modem and the emerging ADSL
         services. The ability to dial up the analog phone line in
         order to provision the ADSL connection or run remote
         diagnostics can assist in the implementation and
         maintenance of this ADSL broadband connection. This
         product is in early stages of customer evaluation and is
         not yet being produced in volume.

SiPHY-TM- Optical Physical Layer Transceivers

         We offer a family of high-speed physical layer ICs that     - Optical port cards for SONET
         meet the high-speed fiber Synchronous Optical Network, or   - SONET/SDH/ATM routers
         SONET, specifications. The transceiver operates at a rate   - SONET/SDH test equipment
         of 2.5 gigahertz transmission speed commonly referred to    - Optical transponder modules
         as OC-48 and 10 gigahertz speed commonly referred to as     - Add/drop multiplexers
         OC-192. A transceiver provides both the transmit and        - SONET/SDH regenerators
         receive function in the physical layer. In addition to      - Digital cross connects
         the transceiver products, we offer a stand-alone            - Board-level serial links
         transmitter and stand-alone receiver product. We also
         offer a family of clock and data recovery chips to
         provide specific functions at multiple speeds up to the
         OC-48 rate. This IC family utilizes our proprietary
         digital signal processing technology to reduce the
         device's sensitivity to board-level noise and improve
         performance. This product is in early stages of customer
         evaluation and is not yet being produced in volume.




 Cesium-TM- Precision Clocks Integrated Circuits

         This precision clock product family includes various        - Optical port cards for SONET
         products ranging from general purpose clock multiplier      - SONET/SDH test equipment
         products up to high performance multi-port, redundant,      - SONET/SDH/ATM switches
         multiple frequency range clock multipliers and              - SONET/SDH/ATM routers
         regenerators. SONET optical network systems operate in a    - Optical transponder modules
         synchronous manner requiring very high precision clock
         sources. Our knowledge gained in developing the physical
         layer transceiver subsections provided us the technology
         to offer these highly precise clock products.
         Traditionally, these clock sources have been performed by
         expensive, bulky modules, complicated discrete
         implementations requiring numerous components or current
         incomplete IC offerings needing supplemental corrective
         circuitry in order to meet specifications. As the optical
         network market makes a transition from OC-48 transmission
         speeds to OC-192 speeds, the need for precision clock
         sources throughout the synchronous optical network becomes a key design feature for our customers.

CUSTOMERS, SALES AND MARKETING

    We market our products to original equipment manufacturers and other providers of applications in the wireless, wireline and optical networking communications markets. The following is a list of certain customers that purchased our products in fiscal 2001 for inclusion in products or devices offered to their customers:

-  3Com              -  Ciena           -  PC-TEL          -  Sony
-  Agere Systems     -  Echostar        -  Samsung         -  Texas Instruments
-  Ambit             -  Panasonic       -  Smart Link      -  Thomson

    We maintain four sales offices in North America and provide European sales support through our United Kingdom subsidiary. The Asia Pacific area is supported through our Japanese subsidiary. Our direct sales force includes regional sales managers in the field and area business managers at our headquarters to further support customer communications. Many of these managers have engineering degrees. We maintain a dedicated Web site for our field sales organization, which includes technical documentation, backlog information, order status, product availability and new product introduction information, to support our communications with that organization. Additionally, we provide direct communication to all field sales personnel as part of a structured sales communications program.

    We also utilize independent sales representatives and distributors to generate sales of our products. We have relationships with many independent sales representatives and distributors worldwide whom we have selected based on their understanding of the mixed-signal IC marketplace and their ability to provide effective field sales support for our products. For the year ended December 29, 2001, sales through these representatives and distributors accounted for 57% of our sales.

    Our marketing efforts are targeted at both identified industry leaders and emerging market participants. Direct marketing activities are supplemented by a focused communications effort that seeks to generate editorial coverage in leading trade and business publications. Our external Web site includes data sheets and supporting product information, press releases and a company overview. These activities, in conjunction with customer contacts, help prompt requests for evaluation boards and sample products, which are fulfilled through our corporate headquarters as an integrated part of our sales efforts.

    Due to the complex and innovative nature of our ICs, we employ experienced applications engineers who work closely with customers to support the design-win process, and can significantly accelerate the customer's time required to bring a product to market. A design-win occurs when a customer has designed our ICs into its product architecture. A considerable amount of effort to assist the customer in incorporating our ICs into its products typically is required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers.

The amount of time required to achieve a design win can vary substantially depending on a customer's development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Due to this extensive design-win process, once a completed design architecture has been implemented and produced in high volumes, our customers are reluctant to significantly alter their designs. We believe this promotes relatively long product life cycles for our ICs and high barriers to entry for competitive products, even at lower price levels for such competing products. Finally, our close collaboration with our customers provides us with knowledge of derivative product ideas or completely new product line offerings that may not otherwise arise in other new product discussions.

RESEARCH AND DEVELOPMENT

    Through our research and development efforts, we apply our experienced analog and mixed-signal engineering talent and expertise to create new ICs that integrate functions typically performed inefficiently by multiple discrete components. This integration generally results in lower costs, smaller die sizes, lower power demands and enhanced price/performance characteristics. We attempt to reuse successful techniques for integration in new applications where similar benefits can be realized. We believe that reliable and precise analog and mixed-signal ICs can only be developed by teams of engineers that coordinate their efforts under the direction of senior engineers who have significant analog experience and are familiar with the intricacies of designing these ICs for commercial volume production. The development of test methodologies is a critical activity in releasing a new product for commercial success. We believe that we have attracted some of the best engineers in our industry. As of December 29, 2001, we had 111 employees involved in research and development.

    Research and development expenses were $29.0 million, $19.4 million, and $8.3 million in fiscal 2001, 2000, and 1999, respectively.

TECHNOLOGY

    Our product development process facilitates the design of highly innovative mixed-signal ICs. Our senior engineers start the product development process by forming an understanding of our customers' products and then design alternatives for decreasing power, size and cost requirements. Our engineers' deep knowledge of existing and emerging communications standards and performance requirements help us to assess the technical feasibility of a particular IC. We target areas where we can provide compelling product improvements. Once we have solved the primary challenges, our field engineers continue to work closely with our customers' design teams to maintain and develop an understanding of our customers' needs, allowing us to formulate derivative products and refined features.

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

    Designing analog ICs is significantly more complicated than designing digital ICs. While advanced software tools exist to help automate digital IC design, there are far fewer tools for advanced analog IC design. In many cases, our analog circuit design efforts begin at the fundamental transistor level. We believe that we have a demonstrated ability to design the most difficult analog, optical electronics and RF circuits using standard CMOS technologies. For example, our DAA product family replaces bulky, discrete modem components, such as transformers, relays and opto-isolators, with highly integrated CMOS mixed-signal ICs. Similarly, bulky wireless phone components such as oscillators are replaced by our integrated CMOS frequency synthesizer products. Our design expertise in the technically challenging optical networking market has allowed us to reduce the number of supplemental components used in our customers' products while providing lower levels of noise in the circuit operation. This is a key technical consideration in high speed optical networks.

DIGITAL SIGNAL PROCESSING DESIGN EXPERTISE

    We consider the partitioning of a circuit's functionality to be a proprietary and creative design technique. Our digital signal processing design expertise maximizes the price/performance characteristics of both the analog and digital functions and allows our ICs to work in an optimized manner to accomplish particular tasks. Generally, we surround core analog circuitry with inexpensive digital CMOS transistors, which allows our ICs to perform the required analog functions with increased digital capabilities. For example, our ProSLIC product is designed to function more efficiently than traditional products for the source end of the telephone line which involve a two chip combination requiring more board space and numerous external components. The ProSLIC product is partitioned by combining a core analog design that provides analog-to-digital conversion and digital-to-analog conversion with optimized digital signal processing functions such as data compression, data expansion, filtering and tone generation. In this manner, we can isolate the higher voltage required to ring a telephone in low-cost, off-chip high voltage transistors or a small, complimentary high voltage chip, thereby enabling us to fulfill the remaining core functions with a single CMOS chip. As a further example, our SiPHY Optical Physical Layer Transceivers utilize an architecturally advanced phase locked loop circuit based principally on digital signal processing. By performing a significant portion of this function in the digital domain in a monolithic chip, the circuit has been able to satisfy the demanding specifications of the optical network SONET standard using inexpensive CMOS transistors.

UNDERSTANDING OF COMMUNICATION SYSTEMS TECHNOLOGY AND TRENDS

    Our focused expertise in communications ICs is rooted in our founders' previous experience at AT&T Bell Labs working in CMOS design for communications applications. This expertise, which we consider a competitive advantage, is the foundation of our in-depth understanding of the technology and trends that impact communications systems and markets. We believe we have a unique ability to predict product evolution and design compelling ICs for communications manufacturers. Our expertise spans from single line plain old telephone service
(POTS) to high speed SONET based optical networks. We have also expanded our knowledge base into wireless communications. Our understanding of the role of analog/digital interfaces within communications systems and the key domestic and international telecommunications standards that must be supported are particular areas of our expertise.

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

COMPETITION

    The markets for semiconductors generally, and for analog and mixed-signal ICs in particular, are intensely competitive. We believe the principal competitive factors in our industry are:

-  level of integration;                   -  intellectual property;
-  product capabilities;                   -  customer support;
-  reliability;                            -  reputation; and
-  price;                                  -  ability to rapidly introduce new
-  performance;                                products to market.

     We believe that we are competitive with respect to these factors, particularly because our ICs typically are smaller in size, are highly integrated, achieve high performance specifications at lower price points than competitive products and are manufactured in standard CMOS which generally enables us to supply them on a relatively rapid basis to customers to meet their product introduction schedules. However, disadvantages we face include our relatively short operating history in certain of our markets and the need for customers to redesign their products and modify their software to implement our ICs in their products.

    We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous communications markets and applications, we face competition from a relatively large number of competitors. Across our product offerings, we compete with Agere Systems, AMCC, Analog Devices, Broadcom, Conexant, CP Claire, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity (formerly the Advanced Micro Devices telecom division), Maxim Integrated Products, National Semiconductor, Philips, Semtech, Texas Instruments, Vitesse Semiconductor Corp, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Our competitors may also offer bundled chipset kit arrangements offering a more complete product despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products, including components within their products that would eliminate the need for our ICs, or by entering into strategic relationships with or acquiring other existing IC providers.

    Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, complimentary product offerings, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. Current and potential competitors have established or may establish financial and strategic relationships between themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share.

INTELLECTUAL PROPERTY

    Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 29, 2001, we had been granted 39 United States patents in the IC field. We also have filed 86 applications for additional patents covering our proprietary technology. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights.

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

EMPLOYEES

    As of December 29, 2001, we employed 279 people, including 65 in manufacturing, 111 in engineering development, 63 in marketing, 23 in sales and 17 in administration. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our employee relations to be good.

ENVIRONMENTAL REGULATION

    Federal, state and local regulations impose various environmental controls on the storage, use, discharge and disposal of certain chemicals and gases used in the semiconductor industry. Our compliance with these laws and regulations has not had a material impact on our financial position or results of operations.

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

         - changing requirements of customers within the communications markets;

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

   We cannot provide any assurance that products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many ICs including:

         - a family of RF synthesizers, which are used to generate high frequency signals that are used in wireless communications systems to select a particular radio channel;

         - an Aero-TM- Transceiver chipset, providing a highly integrated radio communication section of a GSM wireless handset with versatile interfaces to other electronic sections of the handset;

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

         - a Digital Subscriber Line, or DSL, Analog Front End providing a highly integrated interface for DSL modems with legacy support for traditional analog phone line functionality; and

         - a family of optical networking products, which feature highly integrated physical layer and clock circuits designed for SONET/ATM routers, multiplexers, digital cross connects and optical transceiver modules.

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

   In fiscal 2001, our three largest customers, in the aggregate, accounted for approximately 40% of our revenues. Of these customers, PC-Tel accounted for 15%, Agere Systems for 13% and Samsung for 12% of our fiscal 2001 revenues. Most of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

   Our largest customer, PC-TEL, has reported declines in its revenues in recent periods from comparable fiscal periods in 1999 and 2000. If PC-TEL's revenues continue to decline or remain at reduced levels, we believe that our results of operations will be significantly and adversely affected.

   While we have been the sole supplier of the direct access arrangement, or DAA, IC used in PC-TEL's soft modem DAA products, we anticipate that PC-TEL will regularly evaluate alternative sources of supply in the future in order to diversify its supplier base, which would increase its negotiating leverage with us and protect its ability to secure DAA components. We believe that any second source of DAA ICs for PC-TEL could have an adverse effect on the prices we are able to charge PC-TEL and the volume of DAA ICs that we sell to PC-TEL, which would negatively affect our revenues and operating results.

   The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.

WE HAVE DEPENDED ON OUR DAA FAMILY OF PRODUCTS FOR A MAJORITY OF OUR REVENUES IN FISCAL 2001, AND SUBSTANTIAL REDUCTIONS IN ORDERS FOR DAA PRODUCTS WOULD SIGNIFICANTLY REDUCE OUR REVENUES

   A majority of our sales in fiscal 2001 were derived from sales of our DAA family of ICs. This product family, in turn, is highly dependent on sales to the personal computer industry which currently faces reduced levels of demand relative to earlier forecasts. Continued diversification of our sales through the introduction and commercial acceptance of products other than DAA will be required to reduce our reliance on sales of our DAA products. A decline in overall demand for personal computers, reduced market acceptance of our DAA products or the introduction of products with superior price/performance characteristics by our competitors could significantly reduce our sales. In addition, substantially all of our DAA products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.

   In August 2001, TDK Semiconductor Corporation filed suit against us alleging that certain of our DAA products infringe a TDK-held patent. We have filed a response denying the alleged infringement. If our DAA products are found to infringe TDK's patent, our future operating results and financial condition could be substantially adversely affected.

   During fiscal 2001, we experienced a significant reduction in orders for our DAA family of products as a result of reduced demand for personal computers relative to earlier forecasts. Due to this reduction and other factors, we experienced a decline of 28.1% in revenues in fiscal 2001 as compared to fiscal 2000, which resulted in a significant reduction in gross profits, lower gross margins and net losses in fiscal 2001.

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

   Due to the terrorist attacks of September 11, 2001 and subsequent world events, the demand for consumer-oriented products, such as personal computers and mobile wireless handsets, may face significant declines for a prolonged period of time. The supply chain for these consumer-oriented products experienced weak consumer demand, excess inventory, low factory utilization rates, a pattern of slower upgrade cycles for personal computers, delay of next generation of mobile handset technology and overall sluggishness even before the events of September 11, 2001. The combination of the then existing business conditions and the loss of consumer confidence driven by the events of September 11, 2001 may result in a deterioration in demand for our semiconductor component products which could unfavorably impact our revenues, operating results and stock price.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY BOTH IN ACCURATELY PREDICTING OUR FUTURE SALES AND APPROPRIATELY BUDGETING FOR OUR EXPENSES

   We were incorporated in 1996 and did not begin generating revenues until the second quarter of 1998. As a result, we have only a short history from which to predict future revenues. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our products and other factors which are beyond our control, reduce our ability to accurately forecast quarterly or annual revenues. Additionally, because most of our expenses are fixed in the short term or incurred in advance of anticipated revenues, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenues. During fiscal 2001, despite our reduced level of revenues relative to fiscal 2000, we expanded our staffing and increased our expenses in anticipation of future sales growth. If our sales do not increase as and to the extent that we anticipated, we likely will incur significant losses due to our higher expense levels.

WE DEPEND ON OUR CUSTOMERS TO SUPPORT OUR PRODUCTS

   Our products are currently used by our customers to produce modems, telephone equipment, mobile telephones, various wireless devices, and optical networking equipment. We rely on our customers to provide hardware, software, intellectual property indemnification and other technical support for the devices that use our products. If our customers do not provide the required functionality or if our customers do not provide satisfactory support for their products, the demand for these devices that incorporate our products may diminish. Any reduction in the demand for these devices would significantly reduce our revenues.

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

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATE

   Although we experienced revenue and earnings growth in annual periods prior to 2001, we may not be able to return to these growth rates. Our fiscal 2001 revenues declined sequentially from fiscal 2000 by 28.1% which resulted in a significant reduction in gross profits, lower gross margin percentage and a net loss in fiscal 2001. Although we may gain significant market share in a relatively short period of time following the introduction of a new product, resulting in revenue growth, incremental gains in market share for these newly introduced products may not occur. Additionally, the time lag by a customer from purchase of initial orders of our product to follow-on production volume orders, if any, may extend for several quarterly periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

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

   In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce. For example, Rockwell's restructuring in 1998 led to the creation of Conexant which is a significant competitor. Conexant has announced further plans to spin off multiple businesses to create focus in specific areas. Additionally, Siemens spun off its semiconductor business in 1999 to create a more focused company named Infineon Technologies. In July 2000, Lucent Technologies spun off its microelectronics business, which included its optoelectronics components and integrated circuits division, into a separate company named Agere Systems in order to accelerate the growth of the business and alleviate strategic conflicts with Lucent's competitors. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO DEVELOP AND SUCCESSFULLY MARKET OUR PRODUCTS COULD BE HARMED

   We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Specifically, we believe that our future success is highly dependent on Navdeep Sooch, our co-founder, Chief Executive Officer and Chairman of the Board, Daniel Artusi, our Chief Operating Officer, Jeffrey Scott, our co-founder and Vice President, and David Welland, our co-founder and Vice President. There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal communications ICs. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

   Our ICs are used as components in communications devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. In fiscal 2001, our research and development expense was $29.0 million, which represented 39.1% of our revenues compared to $19.4 million, or 18.8% of our revenues in fiscal 2000. A number of large companies in the communications ICs industries are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. We have introduced to market a RF synthesizer product for use in wireless phones operating on the GSM standard. The RF synthesizer is also compatible with GPRS standard, which is the emerging data communications protocol for GSM based wireless phones. We cannot be certain whether these standards will not change, thereby making our products unsuitable or impractical. In the area of optical networking, our clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET. Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in our inability to sell these products.

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

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

   In fiscal 2001, substantially all of our test operations were performed in-house. A minor portion of test operations is provided by our contract manufacturers or other third parties. While we expect that performing testing in-house provides us with advantages in terms of lower per unit cost, quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from foregoing the use of outside vendors and utilizing internal final testing. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

WE PLAN TO INCREASE OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY, WHICH WILL SUBJECT US TO ADDITIONAL BUSINESS RISKS INCLUDING INCREASED LOGISTICAL COMPLEXITY, POLITICAL INSTABILITY AND CURRENCY FLUCTUATIONS

   We have opened additional sales offices in international markets to expand our international sales activities in Europe and the Pacific Rim region and intend to increase our staffing in international sales. Our planned international sales growth will be limited if we are unable to hire additional personnel and develop relationships with international distributors. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

         - high levels of distributor inventory subject to rights of return to us; and

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

   In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 279 employees at December 29, 2001. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We typically respond when appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. In the future, we may become involved in litigation to defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert our management's time and attention. Any intellectual property litigation also could force us to take specific actions, including:

         - cease selling products that use the challenged intellectual property;

         - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

         - redesign those products that use infringing intellectual property; or

         - pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

   In August 2001, TDK Semiconductor Corporation commenced a lawsuit against us for alleged willful infringement by our DAA products of a TDK-held patent. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction. In September 2001, we served and filed an answer to TDK's complaint, in which we denied the alleged infringement and asserted that their patent is invalid. This lawsuit may involve significant expense and may also divert our management's time and attention from other aspects of our business. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter. For further information regarding this litigation, please see
"Part II, Item 1. Legal Proceedings."

FAILURE TO MANAGE OUR DISTRIBUTION CHANNEL RELATIONSHIPS COULD IMPEDE OUR FUTURE GROWTH

   The future growth of our business will depend in part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. As we execute our indirect sales strategy, we will need to manage the potential conflicts that may arise with our direct sales efforts. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth.

RISKS RELATED TO OUR INDUSTRY

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY

   The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Specific areas of the communications markets have contributed to the overall decline and volatility of the semiconductor industry. For example, the semiconductor industry has suffered a downturn due to reductions in the actual unit sales of personal computers and wireless phones as compared to previous robust forecasts, and forecasts of excess capacity in the fiber optic networks. Additionally, changing and competing technical standards in airwave interfaces such as GSM and CDMA for mobile handsets, migration to higher speed communication protocols in the optical space and the return to prominence of the traditional bell regional operating companies compared to the competitive local exchange companies all have contributed to the volatility in the communications area of the semiconductor industry. This downturn has resulted in a material adverse effect on our business and operating results. The severity and duration of these industry-wide trends are currently unclear and the material adverse effect on our business may continue in the future.

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

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

   The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with Agere Systems, AMCC, Analog Devices, Broadcom, Conexant, CP Clare, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity (formerly the Advanced Micro Devices telecom division), Maxim Integrated Products, National Semiconductor, Philips, Semtech, Texas Instruments, Vitesse Semiconductor Corp, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Agere Systems, Intel, Motorola, and Texas Instruments, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

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

OUR PRODUCTS MUST CONFORM TO INDUSTRY STANDARDS IN ORDER TO BE ACCEPTED BY END USERS IN OUR MARKETS

   Generally, our products comprise only a part of a communications device. All components of such devices must uniformly comply with industry standards in order to operate efficiently together. We depend on companies that provide other components of the devices to support prevailing industry standards. Many of these companies are significantly larger and more influential in affecting industry standards than we are. Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or end users. If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected which would harm our business.

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

Item 2.  Properties

   The Company's primary facilities, housing test operations, research, design engineering, administration, as well as elements of sales and marketing are located in Austin, Texas. These facilities consist of approximately 107,000 square feet with lease terms expiring through January 2007. In addition to these properties, we lease approximately 5,600 square feet in Nashua, New Hampshire for engineering activities and various other locations throughout the United States, England, and Japan, each under 1,500 square feet, for sales, marketing and design activities.

   We believe that these facilities are sufficient to meet our needs through December 2002.

Item 3.  Legal Proceedings

PATENT INFRINGEMENT LITIGATION

   On August 7, 2001, TDK Semiconductor Corporation commenced a lawsuit in the United States District Court for the Central District of California against us for alleged infringement of TDK's United States Patent No. 5,654,984. TDK's complaint asserts that we have infringed their '984 patent by making, using and selling in the United States certain DAA semiconductor chipsets, including our Si3035 and Si3044 products, and that the infringement was and continues to be willful. Their complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction.

   On September 27, 2001, we served and filed an answer to their complaint, in which we denied infringement and asserted that TDK's '984 patent is invalid.

   For a description of risks associated with this pending lawsuit, please see "Risk Factors - Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business."

SECURITIES LITIGATION

    On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court, Southern District of New York against Silicon Laboratories Inc., four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock which became effective on March 23, 2000. The complaints allege liability against us and the individual defendants under Sections 11 and 15 of the Securities Act of 1933 and against the underwriters under Sections 11 and 12(a) of the Securities Act of 1933 and Sections 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These claims are brought on the grounds that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. We are aware that at least 1000 purported securities class action lawsuits against approximately 45 underwriter defendants and at least 300 issuer companies and certain of their current and former officers have been made in connection with various initial and secondary public offerings conducted in recent years. No specific amount of damages is claimed. These cases are subject to the Private Securities Litigation Reform Act of 1995. This case and all of the other lawsuits filed in the Southern District of New York making similar allegations have been coordinated before the Honorable Shira A. Scheindlin. We intend to vigorously contest this case. We are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. Furthermore, there can be no assurances regarding the outcome of the litigation or any related claims for indemnification or contribution between or among us, any of the underwriters, or any of our officers and directors.

   We are not currently involved in any other material legal proceedings.

Item 4.  Submission of Matter to a Vote of Security Holders

    None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     Our common stock has been quoted on the Nasdaq National Market under the symbol "SLAB" since our initial public offering on March 23, 2000. The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market. As of December 29, 2001, there were 331 holders of record of our common stock.

                                                                 HIGH           LOW
                                                               ----------    ----------
Year Ended December 30, 2000
  First Quarter...................................               $105.75        $62.98
  Second Quarter..................................                102.75         45.50
  Third Quarter...................................                 78.00         36.00
  Fourth Quarter..................................                 42.13         10.13
For Fiscal 2000...................................                105.75         10.13

Year Ended December 29, 2001
  First Quarter...................................                 26.00         11.25
  Second Quarter..................................                 28.99         14.23
  Third Quarter...................................                 24.20         12.95
  Fourth Quarter..................................                 41.24         10.23
For Fiscal 2001...................................                 41.24         10.23

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

   Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million. We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. (Krypton) on August 9, 2000. Another $4.3 million was used to pay off equipment loans provided by Imperial Bank. We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated
(SNR) on October 2, 2000. As of December 29, 2001, the remaining proceeds were invested in government securities and other short-term, investment-grade, interest bearing instruments.

Item 6.  Selected Consolidated Financial Data

    The selected consolidated balance sheet data as of fiscal year end 2001 and 2000 and the selected consolidated statements of operations data for fiscal 2001, 2000 and 1999 have been derived from audited consolidated financial statements included in this Form 10-K. The selected consolidated balance sheet data as of fiscal year end 1999, 1998 and 1997 and the selected consolidated statements of operations data for fiscal 1998 and 1997 have been derived from audited consolidated financial statements not included in this Form 10-K. You should read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes to those statements included in this Form 10-K. (In thousands, except per share data).

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                                          Fiscal Year
                                                  -----------------------------------------------------------
                                                    2001          2000          1999       1998        1997
                                                  ---------     ---------     --------   --------   ---------
Revenues..........................................$ 74,065      $103,103      $46,911    $ 5,609     $    --
Cost of revenues..................................  31,930        35,601       15,770      2,371          --
                                                  ---------     ---------     --------   --------   ---------
Gross profit......................................  42,135        67,502       31,141      3,238          --
Operating expenses:
  Research and development........................  28,978        19,419        8,297      4,587       1,364
  Selling, general and administrative.............  20,056        17,648        7,207      2,095         627
  Write off of in-process research & development..      --           394           --         --          --
  Goodwill amortization...........................   4,187         3,307           --         --          --
  Impairment of goodwill and other intangible
    assets........................................  34,885            --           --         --          --
  Amortization of deferred stock compensation.....   5,276         3,761          976          8          --
                                                  ---------     ---------     --------   --------   ---------
Operating expenses................................  93,382        44,529       16,480      6,690       1,991
Operating income (loss)........................... (51,247)       22,973       14,661     (3,452)     (1,991)
Other income (expenses):
  Interest Income.................................   3,622         4,038          402        261         178
  Interest Expense................................    (751)       (1,162)        (699)      (206)        (22)
                                                  ---------     ---------     --------   --------   ---------
Income (loss) before income taxes................. (48,376)       25,849       14,364     (3,397)     (1,835)
Provision (benefit) for income taxes..............  (2,803)       11,832        3,324         --          --
                                                  ---------     ---------     --------   --------   ---------
Net income (loss).................................$(45,573)      $14,017      $11,040    $(3,397)    $(1,835)
                                                  =========     =========     ========   ========   =========
Net income (loss) per share:
  Basic...........................................$   (.99)      $   .37      $   .73    $  (.37)    $ (1.04)
  Diluted.........................................$   (.99)      $   .29      $   .25    $  (.37)    $ (1.04)
Weighted-average common shares outstanding:
  Basic...........................................  45,914        38,326       15,152      9,129       1,760
  Diluted.........................................  45,914        48,788       43,657      9,129       1,760

CONSOLIDATED BALANCE SHEET DATA:
                                                December 29,  December 30,  January 1,  January 2,  January 3,
                                                    2001          2000         2000        1999        1998
                                                ------------  ------------  ----------  ----------  ----------
  Cash, cash equivalents and
    short-term  investments.....................  $101,248       $96,438      $14,706     $5,824      $3,778
  Working capital...............................   106,556       103,347       14,281      5,209       2,045
  Total assets..................................   145,021       184,840       41,958     14,014       6,023
  Long-term liabilities.........................     3,817         5,125        6,223      2,153         747
  Redeemable convertible
    preferred stock.............................        --            --       12,750     12,750       5,250
  Total stockholders' equity
    (deficit)...................................   125,407       162,951        8,003     (5,149)     (1,776)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-K. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53-WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. FISCAL 1999 HAD 52 WEEKS AND ENDED ON JANUARY 1, 2000. FISCAL 2000 HAD 52 WEEKS AND ENDED ON DECEMBER 30, 2000. FISCAL 2001 HAD 52 WEEKS AND ENDED ON DECEMBER 29, 2001.

OVERVIEW

    We design and develop proprietary, analog-intensive, mixed-signal ICs for the rapidly growing communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to their end-user customers. We currently offer ICs that can be incorporated into communications devices, such as modems and wireless phones, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, cable modems, optical network equipment and remote gaming devices. Customers during fiscal 2001 included 3Com, Agere Systems, Ambit, Ciena, Echostar, Panasonic, PC-TEL, Samsung, Smart Link, Sony, Texas Instruments and Thomson.

    Our company was founded in 1996. Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 279 employees at the end of fiscal 2001, from 256 at the end of fiscal 2000, 148 at the end of fiscal 1999, and 42 at the end of fiscal 1998. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

    We offer numerous mixed-signal communication ICs across eight product lines. We commenced research and development for our first IC product, the direct access arrangement, or DAA, in October 1996. We introduced our DAA product in the first quarter of fiscal 1998, and first received acceptance of this product for inclusion in a customer's device, which we refer to as a "design win", in March 1998. The first commercial shipment of our DAA product was made in April 1998. Based on the success of our family of DAA products, we became profitable in the fourth quarter of fiscal 1998. A majority of our sales to date have been derived from sales of our various DAA products and we expect to diversify our sales with new products. In fiscal 1999, we introduced two additional ICs, a voice codec product, which encodes analog signals within the voice frequency range into digital signals and decodes digital voice signals back into analog signals, and our ISO modem product. In addition, we introduced our RF synthesizer product in fiscal 1999. In fiscal 2000, we introduced our ProSLIC product and a clock and data recovery product suitable for SONET physical layer applications. In fiscal 2001, we introduced a GSM transceiver chipset, a digital subscriber line analog front end and added several new optical networking products, among other product introductions.
We will be less dependent on our DAA products for future sales to the extent that these products, or other products that we may introduce, are incorporated into devices sold by our customers. For a further description of our eight product lines, please see "Part I, Item 1. Business--Products."

    Since our inception, a few customers have accounted for a substantial portion of our revenues. During fiscal 2001, our three largest customers accounted for 40% of our sales, including 15% for PC-TEL, 13% for Agere Systems and 12% for Samsung. In fiscal 2000, PC-TEL accounted for 46% of our revenues. In fiscal 1999, our three largest customers accounted for 84% of our revenues, including 62% for PC-TEL, 12% for Smart Link and 10% for 3Com. No other customer accounted for more than 10% of our revenues in any of these years. To date, a significant portion of our revenues has been generated through our direct sales force. In fiscal 1998, we began to establish a network of independent sales representatives and distributors worldwide to support our sales and marketing activities. We anticipate that sales through these representatives and distributors will increase as a percentage of our revenues in future periods. However, we expect to continue to experience significant customer concentration in direct sales to key customer accounts until we are able to diversify revenues with new customers.

    On October 22, 2001, our largest customer, PC-TEL, announced that its revenues for the quarter ended on September 30, 2001 were below PC-TEL's previous expectations due to lack of demand for personal computers. PC-TEL also reported significant operating losses. Additionally, PC-TEL has recently announced changes to its executive team, including in the chief executive officer, chief financial officer and vice president, development positions. We believe that this revenue shortfall and corresponding operating losses by PC-TEL combined with the changes in the executive team creates uncertainty for us as to the level of business we may derive from PC-TEL in the first half of fiscal year 2002.

    The percentage of our revenues to customers located outside of the United States was 66% in fiscal 2001, 21% in fiscal 2000 and 7% in fiscal 1999. All of our revenues to date have been denominated in U.S. dollars. We believe that a greater percentage of our revenues will be made to customers outside of the United States as our products receive greater acceptance in international markets.

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

   WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT. Write off of in-process research & development reflects the write off of in-process research and development costs which we acquired in connection with our acquisition of Krypton.

   GOODWILL AMORTIZATION. Goodwill amortization includes the amortization of goodwill purchased in connection with our acquisitions of Krypton and SNR. Goodwill is amortized over four to five years using the straight line method.

   IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. Impairment of goodwill and other intangible assets reflects the charge to write-down that portion of the carrying value of goodwill and other intangible assets that is in excess of their fair value.

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

   PROVISION (BENEFIT) FOR INCOME TAXES. We accrue a provision (benefit) for federal and state income taxes at the applicable statutory rates, as adjusted for certain credits, permanent differences and other items.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2001 TO FISCAL 2000

    REVENUES. Revenues in fiscal 2001 were $74.1 million, representing a decrease of $29.0 million or 28.1% from revenues of $103.1 million in fiscal 2000. The decrease in the dollar amount of revenues was primarily due to a decline in the sales volume of our DAA family of products, reflecting the rapid deterioration in demand for personal computers. Revenues from non-DAA products, such as the ISOmodem, the ProSLIC, the RF Synthesizer and our optical networking products, accounted for approximately 45.1% of revenues in fiscal 2001 as compared to 13.2% of revenues in fiscal 2000.

    GROSS PROFIT. Cost of revenues decreased $3.6 million, or 10.1%, to $32.0 million in fiscal 2001 from $35.6 million in fiscal 2000, and represented 43.2% of revenues in fiscal 2001 and 34.5% of revenues in fiscal 2000, respectively. Gross profit in fiscal 2001 was $42.1 million or 56.8% of revenues, a decrease of $25.4 million or 37.6% as compared with gross profit of $67.5 million or 65.5% of revenues in fiscal 2000. The decrease in both the dollar amount of gross profit and gross margin percentage was primarily due to the substantial decrease in sales volume, decreased utilization of our testing capacity and higher reserves for excess inventory due to greater fluctuations in demand for our products. The future direction of gross margins is uncertain due to many factors such as the severity and duration of the personal computer industry downturn, our ability to sell existing inventory on hand, our ability to successfully introduce to market and sell new products, the selling prices for existing and new products, the extent to which our competitors introduce new products to market, and future product cost considerations with our vendors.

    RESEARCH AND DEVELOPMENT. Research and development expense in fiscal 2001 was $29.0 million or 39.1% of revenues, which reflected an increase of $9.6 million or 49.5% as compared with research and development expense of $19.4 million or 18.8% of revenues in fiscal 2000. The increase in the dollar amount of research and development expense was principally due to significant increases in new product development initiatives, usage of more expensive advanced silicon CMOS processes, and increased spending to develop test methodologies for new products. As a percentage of revenues, research and development expense increased significantly due to the substantial decrease in sales volume in fiscal 2001. We expect that research and development expense will continue to increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of revenues due to changes in sales volume and new product development initiatives.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense in fiscal 2001 was $20.0 million or 27.0% of revenues, which reflected an increase of $2.3 million or 13.0% as compared to selling, general and administrative expense of $17.7 million or 17.1% of revenues in fiscal 2000. The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing, but was partially offset by a decrease in spending on patent litigation fees. We expect our legal expenses to increase as a result of the infringement lawsuit filed against us by TDK Semiconductor Corporation in August 2001. We also expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) the likelihood that indirect distribution channels, which entail the payment of commissions, will account for a larger portion of our revenues in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future sales volume. We expect our directors and officers liability insurance premiums to increase or our coverage limits to decline, or both, as a result of significantly constrained capacity in this segment of the insurance industry.

   WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT. There was no write off of in-process research & development in fiscal 2001. Write off of in-process research & development in fiscal 2000 was $0.4 million as a result of the acquisition of Krypton.

   GOODWILL AMORTIZATION. Goodwill amortization in fiscal 2001 was $4.2 million compared to $3.3 million in fiscal 2000. This increase was primarily due to the timing of the acquisitions of Krypton and SNR in late fiscal 2000. In fiscal 2001 we recorded a charge to reduce the carrying value of goodwill as discussed below in "IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS."

   IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. During fiscal 2001, we performed an assessment of the carrying value of our long-lived assets recorded in connection with our acquisitions of Krypton and SNR. This assessment was performed because we became aware of the following factors and circumstances:

- The revenue streams associated with those assets had decreased significantly since their acquisition and we did not expect to have any significant or identifiable future cash flows related to those assets;
- We determined that further development or alternative uses of the acquired technologies were remote; and
- The Krypton office was closed in August of 2001 and the related employees had since either ceased to work for us or been reassigned to new projects which were unrelated to the projects on which they previously worked.

   As a result of this assessment, the Company concluded that the value of these assets had become permanently impaired and recorded charges of $33.3 million to write off related goodwill and $1.6 million to reduce the carrying value of related intangible assets to their fair value.

   AMORTIZATION OF DEFERRED STOCK COMPENSATION. We have recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $5.3 million in fiscal 2001 as compared to $3.8 million in fiscal 2000. The increase in the dollar amount of amortization of deferred stock compensation was due to additional deferred stock compensation for options and restricted stock issued.

   INTEREST INCOME. Interest income in fiscal 2001 was $3.6 million as compared to $4.0 million in fiscal 2000. This decrease was primarily due to lower interest rates.

   INTEREST EXPENSE. Interest expense in fiscal 2001 was $0.8 million as compared to $1.2 million in fiscal 2000. The decrease in interest expense was primarily due to lower levels of debt in fiscal 2001.

   PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rate, excluding the impacts of non-deductible write off of in-process research & development, amortization of goodwill, impairment of goodwill and other intangible assets and deferred stock compensation, was a benefit of 69.6% in fiscal 2001, as compared to our effective tax provision rate of 35.5% in fiscal 2000. The current period's tax benefit rate was higher than the prior comparable period's tax provision rate primarily due to the current period's increased tax benefit from the estimated research and development tax credit in proportion to the amount of the current period's pre-tax loss.

COMPARISON OF FISCAL 2000 TO FISCAL 1999

    REVENUES. Revenues in fiscal 2000 were $103.1 million, representing an increase of $56.2 million or 120% from revenues of $46.9 million in fiscal 1999. The increase was attributable to the strong acceptance of our DAA family of products, and new product revenues from our ISOmodem, ProSLIC, voice codec, and RF synthesizer products. These new products represented 13.2% of total revenues in fiscal 2000 and 21.6% of revenues in the quarter ended December 30, 2000. Increased revenues reflected an increase in the number of customers that purchased our IC products and an increase in the volume that those customers bought.

    GROSS PROFIT. Cost of revenues increased $19.8 million, or 126%, to $35.6 million in fiscal 2000 from $15.8 million in fiscal 1999, and represented 34.5% of revenues in fiscal 2000 and 33.6% of revenues in fiscal 1999, respectively. Gross profit in fiscal 2000 was $67.5 million or 65.5% of revenues, a increase of $36.4 million or 117% as compared with gross profit of $31.1 million or 66.4% of revenues in fiscal 1999. The decline in gross margin percentage from fiscal 1999 to 2000 was due to increased capital equipment costs for our Austin, Texas based test facility to ensure adequate test capacity, and year-to-year declines in average selling prices as is customary in the semiconductor industry. These factors were partially offset by leveraging production tooling and inbound freight expenses over higher sales volume.

    RESEARCH AND DEVELOPMENT. Research and development expense in fiscal 2000 was $19.4 million or 18.8% of revenues, which reflected an increase of $11.1 million or 134% as compared with research and development expense of $8.3 million or 17.7% of revenues in fiscal 1999. The increased research and development expense was due to product development activities in all product lines to develop new products and new test methodologies.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense in fiscal 2000 was $17.7 million or 17.1% of revenues, which reflected an increase of $10.4 million or 145% as compared to selling, general and administrative expense of $7.2 million or 15.4% of revenues in fiscal 2000. The increase in the dollar amount of selling, general and administrative expense was attributable to our legal expenses of $2.8 million, or 2.7% of revenues, related to the infringement lawsuit we filed against Analog Devices and 3Com in January 2000 and settled during the quarter ended December 30, 2000. Increases in staffing in all areas of selling, general and administration also contributed to the rise in spending. Promotional activities for new product introductions and expenses related to operating as a public company, such as increased legal, investor relations and directors and officers liability insurance, added to these higher levels of expense as compared to the prior year. Selling, general and administrative expense, excluding the legal fees associated with the infringement lawsuit, decreased as a percentage of revenue due to substantially higher revenue levels in fiscal 2000.

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

     WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT. Write off of in-process research & development was $0.4 million in fiscal 2000 as a result of the fiscal 2000 acquisition of Krypton.

     GOODWILL AMORTIZATION. Goodwill amortization was $3.3 million in fiscal 2000 as a result of the fiscal 2000 acquisitions of Krypton and SNR.

    INTEREST INCOME. Interest income was $4.0 million in fiscal 2000 as compared to $0.4 million in fiscal 1999. The increase in interest income was primarily due to higher cash balances invested in short-term investments reflecting the proceeds of our initial public offering completed in March of 2000.

    INTEREST EXPENSE. Interest expense was $1.2 million in fiscal 2000 as compared to $0.7 million in fiscal 1999. The increase in interest expense was primarily due to higher average levels of debt and lease financing during the year used to finance capital expenditures, particularly relating to the acquisition of IC testing equipment and leasehold improvements.

    PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rate excluding the impact of non-deductible goodwill, deferred compensation and write-off of in-process research & development was 35.5% and 21.7% for fiscal 2000 and fiscal 1999, respectively. Our tax rate increased in fiscal 2000 because we had substantially utilized all of our net operating loss carryforwards by the end of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal sources of liquidity as of December 29, 2001 consisted of $101.2 million in cash, cash equivalents and short-term investments in addition to our bank credit facilities. Our bank credit facilities include a revolving line of credit available for borrowings and letters of credit of up to the lesser of $5.0 million or 80% of eligible accounts receivable at the bank's prime lending rate (4.75% as of December 29, 2001). At December 29, 2001, a letter of credit for $0.4 million related to a building lease was outstanding under the revolving line of credit and $4.6 million was available for new borrowings based on the 80% of eligible accounts receivable limitation.

   The bank facility is secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property). The line of credit and the separate letter of credit facility contain provisions that prohibit the payment of cash dividends and require the maintenance of tangible net worth and compliance with financial ratios, which measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations. Any default on one of the bank facilities will cause all of the bank facilities to be in default under these agreements. We believe we were in compliance with all covenants at December 29, 2001.

   We also have entered into agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. At December 29, 2001, the amount outstanding under these agreements was $3.4 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.3 million) ranging from 12.5% to 14.6% per annum, is secured by certain equipment, and is repayable over approximately the next two years.

    During fiscal 2001, cash provided by operating activities was $11.7 million. This compares to cash provided by operating activities of $22.6 million during fiscal 2000 and cash provided by operating activities of $12.3 million in fiscal 1999. This reduction in cash flow in fiscal 2001 was primarily due to the significant reduction in revenues during the period.

   Due to the nature of our business, we experience working capital needs in the areas of accounts receivable and inventory. Typically, we bill our customers on an open account basis with net 30 day payment terms or other specific terms and conditions that may vary from account to account as individually negotiated with customers. As of December 29, 2001, we had an accounts receivable balance of $10.5 million. If sales levels were to increase, it is likely that the level of receivables would also increase. In the event that customers delay their payments to us, the levels of accounts receivable would also increase. In the area of inventory, we believe that in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based principally upon either orders received from customers or our forecast of demand for these products. Other considerations in determining inventory levels may include the product life cycle stage of our products, customer demands for consignment inventory arrangements, and competitive situations in the marketplace. To address this difficult, subjective and complex area of judgment of determining proper inventory levels in a consistent manner, we apply a set of methods, assumptions and estimates to arrive at the net inventory amount by completing the following procedures which collectively comprise a critical accounting policy. First, we identify any inventory that has been previously reserved in prior periods. This inventory remains reserved until sold, destroyed or otherwise dispositioned. Second, we examine the inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards as identified by our quality assurance personnel. Third, the remaining inventory not otherwise identified to be reserved is compared to an assessment of product history and forecasted demand, typically six months, or actual firm backlog on hand. Finally, an analysis of the result of this methodology is compared against the product life cycle and competitive situations in the marketplace driving the outlook for the consumption of the inventory and the appropriateness of the resulting inventory levels. As of December 29, 2001, we had net inventory balance of $5.2 million resulting from the application of this critical accounting policy which we deemed adequate to address these inventory considerations.

   Capital expenditures decreased by $10.9 million to $6.2 million in fiscal 2001 from $17.1 million in fiscal 2000. This decrease in the dollar amount of capital expenditures was primarily due to the completion of our internal test floor for existing products in fiscal 2000 and spending controls implemented during fiscal 2001. The expenditures in fiscal 2001 were incurred to purchase semiconductor test equipment for new products, design software and engineering tools, other computer equipment, leasehold improvements and software to support our business capabilities. We anticipate capital expenditures of approximately $14.0 million for fiscal 2002, primarily to fund additional test floor, high speed capabilities and expand new product development activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 replaces Accounting Principles Board (APB) No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We adopted SFAS No. 142 on December 30, 2001, which was the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, we will be required to perform a transitional goodwill impairment assessment.
The adoption of SFAS No. 141 and SFAS No. 142 will not have a material impact on our results of operations and financial position since the Company's existing balances of goodwill and other intangible assets are not significant due to impairment charges recorded in fiscal 2001 under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS
TO BE DISPOSED OF.

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

Item 11. Executive Compensation

    The information under the caption "Executive Compensation," appearing in the Proxy Statement, is incorporated herein by reference.

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

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)   1. Financial Statements

                          SILICON LABORATORIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  PAGE
Report of Independent Auditors................................................     F-1

Consolidated balance sheets at December 29, 2001 and December 30, 2000........     F-2

Consolidated statements of operations for the years ended December 29, 2001,
December 30, 2000, and January 1, 2000........................................     F-3

Consolidated statements of changes in stockholders' equity for the years ended
December 29, 2001, December 30, 2000, and January 1, 2000.....................     F-4

Consolidated statements of cash flows for the years ended December 29, 2001,
December 30, 2000, and January 1, 2000........................................     F-5

Notes to consolidated financial statements ...................................     F-6

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

    During fiscal year 2001, we filed the following Current Reports on Form 8-K:

          Not applicable

(c) Exhibits

      Exhibit
      Number
      -------
         3.1*   Form of Fourth Amended and Restated Certificate of Incorporation
                  of Silicon Laboratories Inc. filed as Exhibit 3.1 to the
                  Registrant's Registration Statement on Form S-1
                  (Securities and Exchange Commission File No. 333-94853
                  (the "IPO Registration Statement")).

         3.2*   Form of Amended and Restated Bylaws of Silicon Laboratories Inc.
                  filed as Exhibit 3.2 to the IPO Registration Statement.

         4.1*   Specimen certificate for shares of common stock filed as
                  Exhibit 4.1 to the IPO Registration Statement.

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

        10.2*   Silicon Laboratories Inc. 2000 Stock Incentive Plan (filed as
                  Exhibit 10.2 to the IPO Registration Statement).

        10.3*   Silicon Laboratories Inc. Employee Stock Purchase Plan (filed as
                  Exhibit 10.3 to the IPO Registration Statement).


      Exhibit
      Number
      -------
        10.4*   Amended and Restated Investors' Rights Agreement dated
                  June 2, 1998 by and among Silicon Laboratories Inc. and
                  certain holders of preferred stock or common stock (filed
                  as Exhibit 10.4 to the IPO Registration Statement).

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

        10.8*   Lease Agreement dated June 29, 2000 by and between Silicon
                  Laboratories Inc. and Stratus 7000 West Joint Venture. (filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended July 1, 2000)

        10.9*   Master Revolving Note dated September 5, 2001 by and
                  between Silicon Laboratories Inc. and Comerica Bank-Texas
                  filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q dated October 22, 2001.

        10.10* Letter of Credit Agreement dated September 5, 2001 by and between Silicon Laboratories Inc. and Comerica Bank-Texas filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q dated October 22, 2001.

        10.11*  Security Agreement dated September 5, 2001 by and between
                  Silicon Laboratories Inc. and Comerica Bank-Texas filed as
                  Exhibit 10.3 to the Quarterly Report on Form 10-Q dated
                  October 22, 2001.

        10.12* Advance Formula Agreement dated September 5, 2001 by and between Silicon Laboratories Inc. and Comerica Bank-Texas filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q dated October 22, 2001.

           21   Subsidiaries of the Registrant.

         23.1   Consent of Ernst & Young LLP, Independent Auditors.

----------------
* Incorporated herein by reference to the indicated filing.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on January 22, 2002.

                                                     SILICON LABORATORIES INC.

                                                     By:  /s/ NAVDEEP S. SOOCH
                                                        ----------------------
                                                            Navdeep S. Sooch
                                                            CHIEF EXECUTIVE
                                                            OFFICER AND CHAIRMAN
                                                            OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             NAME                              TITLE                                          DATE
             ----                              -----                                          ----

                                    Chief Executive Officer and
     /s/ NAVDEEP S. SOOCH              Chairman of the Board                            January 22, 2002
-------------------------------        (principal executive officer)
       Navdeep S. Sooch

                                    Vice President and Chief
     /s/ JOHN W. MCGOVERN              Financial Officer                                January 22, 2002
-------------------------------        (principal financial and
       John W. McGovern                accounting officer)


     /s/ JEFFREY W. SCOTT           Vice President and Director                         January 22, 2002
-------------------------------
       Jeffrey W. Scott


     /s/ DAVID R. WELLAND           Vice President and Director                         January 22, 2002
-------------------------------
       David R. Welland


     /s/ WILLIAM P. WOOD            Director                                            January 22, 2002
-------------------------------
       William P. Wood


      /s/ H. BERRY CASH             Director                                            January 22, 2002
-------------------------------
        H. Berry Cash


     /s/ WILLIAM G. BOCK            Director                                            January 22, 2002
-------------------------------
       William G. Bock

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Silicon Laboratories Inc.

    We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at December 29, 2001 and December 30, 2000, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

                              /s/ERNST & YOUNG LLP

Austin, Texas
January 16, 2002

                            SILICON LABORATORIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 DECEMBER 29,   DECEMBER 30,
                                                     2001           2000
                                                 ------------   ------------
                           ASSETS
Current assets:
  Cash and cash equivalents....................     $ 82,346       $ 51,902
  Short-term investments.......................       18,902         44,536
  Accounts receivable, net of allowance for
    doubtful accounts of $490 at December 29,
    2001 and $758 at December 30, 2000.........       10,543         13,616
  Inventories..................................        5,221          7,219
  Deferred income taxes........................        2,268          1,719
  Prepaid expenses and other...................        3,073          1,119
                                                 ------------   ------------
Total current assets...........................      122,353        120,111
Property, equipment and software, net..........       20,038         22,625
Goodwill and other intangible assets...........          199         39,686
Other assets...................................        2,431          2,418
                                                 ------------   ------------
Total assets...................................     $145,021       $184,840
                                                 ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................     $  6,999       $  8,728
  Accrued expenses.............................        3,897          2,406
  Deferred revenue.............................        2,862          2,640
  Current portion of long-term liabilities.....        2,039          2,078
  Income taxes payable.........................           --            912
                                                 ------------   ------------
Total current liabilities......................       15,797         16,764
Long-term debt and leases......................        1,363          3,390
Other long-term liabilities....................        2,454          1,735
                                                 ------------   ------------
Total liabilities..............................       19,614         21,889
Stockholders' equity:
  Common stock--$.0001 par value; 250,000
    shares authorized; 48,640 and 48,117
    shares issued and outstanding at
    December 29, 2001 and December 30, 2000,
    respectively...............................            5              5
  Additional paid-in capital...................      170,567        165,404
  Stockholder notes receivable.................         (794)        (1,202)
  Deferred stock compensation..................      (18,603)       (21,061)
  Retained earnings (accumulated deficit)......      (25,768)        19,805
                                                 ------------   ------------

Total stockholders' equity.....................      125,407        162,951
                                                 ------------   ------------
Total liabilities and stockholders' equity.....     $145,021       $184,840
                                                 ============   ============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                        SILICON LABORATORIES INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       YEAR ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 29,        DECEMBER 30,         JANUARY 1,
                                                      2001                2000                2000
                                                  ------------        ------------         ----------
Revenues................................            $ 74,065            $103,103            $46,911
Cost of revenues........................              31,930              35,601             15,770
                                                  ------------        ------------         ----------
Gross profit............................              42,135              67,502             31,141
Operating expenses:
  Research and development..............              28,978              19,419              8,297
  Selling, general and administrative                 20,056              17,648              7,207
  Write off of in-process research &
    development.........................                  --                 394                 --
  Goodwill amortization.................               4,187               3,307                 --
  Impairment of goodwill and other
    intangible assets...................              34,885                  --                 --
  Amortization of deferred stock
    compensation........................               5,276               3,761                976
                                                  ------------        ------------         ----------
Operating expenses......................              93,382              44,529             16,480
                                                  ------------        ------------         ----------
Operating income (loss).................             (51,247)             22,973             14,661
Other income (expense):
  Interest income.......................               3,622               4,038                402
  Interest expense......................                (751)             (1,162)              (699)
                                                  ------------        ------------         ----------
Income (loss) before income taxes.......             (48,376)             25,849             14,364
Provision (benefit) for income taxes....              (2,803)             11,832              3,324
                                                  ------------        ------------         ----------

Net income (loss) ......................            $(45,573)            $14,017            $11,040
                                                  ============        ============         ==========
Net income (loss) per share:
  Basic.................................            $  (0.99)            $  0.37            $  0.73
  Diluted...............................            $  (0.99)            $  0.29            $  0.25
Weighted-average common shares outstanding:
   Basic................................              45,914              38,326             15,152
   Diluted..............................              45,914              48,788             43,657

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                      FINANCIAL STATEMENTS.

                                                        SILICON LABORATORIES INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                             (IN THOUSANDS)


                                                        Common Stock
                                               ----------------------------                                           Total
                                                                 Additional  Stockholder    Deferred    Retained   Stockholders'
                                               Number Of   Par     Paid-In      Notes        Stock      Earnings      Equity
                                                Shares    Value    Capital    Receivable  Compensation  (Deficit)    (Deficit)
                                               ---------  -----  ----------  -----------  ------------  ---------  -------------

Balance as of January 2, 1999................    28,642     $3       $ 721        $(215)       $ (406)   $(5,252)       $(5,149)
 Exercises of stock options..................     1,411     --       2,047       (1,267)           --         --            780
 Income tax benefit from exercise of stock
   options...................................        --     --          91           --            --         --             91
 Repurchase and cancellation of unvested
   shares....................................       (37)    --         (10)          10            --         --             --
 Compensation expense related to stock
   options and direct stock issuances to
   non-employees.............................        --     --         266           --            --         --            266
 Deferred stock compensation.................        --     --      15,899           --       (15,899)        --             --
 Amortization of deferred stock compensation.        --     --          --           --           975         --            975
 Net income..................................        --     --          --           --            --     11,040         11,040
                                               ---------  -----  ----------  -----------  ------------  ---------  -------------

Balance as of January 1, 2000................    30,016      3      19,014       (1,472)      (15,330)     5,788          8,003

 Conversion of Preferred Stock to Common
   Stock.....................................    13,884      2      12,849           --            --         --         12,851
 Net Proceeds from Initial Public Offering...     3,200     --      90,646           --            --         --         90,646
 Compensation expense related to warrants....        --     --         153           --            --         --            153
 Exercises of stock options..................       573     --       1,705           --            --         --          1,705
 Income tax benefit from exercise of stock
   options...................................        --     --       1,685           --            --         --          1,685
 Repurchase and cancellation of unvested
   shares....................................       (25)    --         (70)          --            --         --            (70)
 Repayment of stockholder notes receivable...        --     --          --          270            --         --            270
 Employee Stock Purchase Plan................        29     --         700           --            --         --            700
 Deferred stock compensation.................        --     --       9,458           --        (9,458)        --             --
 Amortization of deferred stock compensation.        --     --          --           --         3,761         --          3,761
 Purchase acquisitions.......................       440     --      29,264           --           (34)        --         29,230
 Net income..................................        --     --          --           --            --     14,017         14,017
                                               ---------  -----  ----------  -----------  ------------  ---------  -------------

Balance as of December 30, 2000..............    48,117      5     165,404       (1,202)      (21,061)    19,805        162,951

 Exercises of stock options and warrants.....       469     --         587           --            --         --            587
 Income tax benefit from exercise of stock
   options...................................        --     --         662           --            --         --            662
 Repurchase and cancellation of unvested
   shares....................................       (14)    --         (24)          24            --         --             --
 Repayment of stockholder notes receivable...        --     --          --          384            --         --            384
 Employee Stock Purchase Plan................        68     --       1,120           --            --         --          1,120
 Deferred stock compensation.................        --     --       2,818           --        (2,818)        --             --
 Amortization of deferred stock compensation.        --     --          --           --         5,276         --          5,276
 Net loss....................................        --     --          --           --            --    (45,573)       (45,573)
                                               ---------  -----  ----------  -----------  ------------  ---------  -------------

Balance as of December 29, 2001..............    48,640     $5    $170,567        $(794)     $(18,603)  $(25,768)      $125,407
                                               =========  =====  ==========  ===========  ============  =========  =============

                               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                                       FINANCIAL STATEMENTS.

                                                 SILICON LABORATORIES INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                                         YEAR ENDED
                                                                        ------------------------------------------
                                                                        DECEMBER 29,   DECEMBER 30,     JANUARY 1,
                                                                           2001            2000           2000
                                                                        ------------   ------------     ----------
OPERATING ACTIVITIES
Net income (loss)....................................................    $(45,573)        $14,017         $11,040
Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Depreciation and amortization of property, equipment and software..       7,968           6,218            1,972
  Amortization of goodwill, other intangible assets and other assets.       4,608           3,532               --
  Impairment of goodwill and other intangible assets.................      34,885              --               --
  Amortization of deferred stock compensation........................       5,276           3,761              975
  Amortization of note/lease end-of-term interest payments...........         322             323              142
  Compensation expense related to stock options, direct
    stock issuance, and warrants to non-employees....................          --             153              266
  Income tax benefit from exercise of stock options..................         662           1,685               91
  Changes in operating assets and liabilities:
    Investment interest receivable...................................         706            (608)              --
    Accounts receivable..............................................       3,072          (3,105)          (7,447)
    Inventories......................................................       1,998          (3,847)          (2,202)
    Prepaid expenses and other.......................................         133            (557)            (300)
    Income tax receivable............................................      (2,086)             --               --
    Other assets.....................................................          71            (811)            (218)
    Accounts payable.................................................        (979)            847            4,232
    Accrued expenses.................................................       1,491           1,136              854
    Deferred revenue.................................................         222           1,634            1,006
    Deferred income taxes............................................        (152)           (302)            (963)
    Income taxes payable.............................................        (912)         (1,466)           2,822
                                                                        ------------   ------------     ----------
Net cash provided by operating activities............................      11,712          22,610           12,270

INVESTING ACTIVITIES
Purchases of short-term investments..................................     (59,210)        (63,012)          (9,385)
Maturities of short-term investments.................................      84,138          25,593            5,833
Purchases of property, equipment and software........................      (5,400)        (15,843)          (9,904)
Purchases of other assets............................................        (821)         (1,250)              --
Acquisition of businesses, net of cash acquired......................          --         (14,433)              --
                                                                        ------------   ------------     ----------
Net cash provided by (used in) investing activities..................      18,707         (68,945)         (13,456)

FINANCING ACTIVITIES
Proceeds from long-term debt.........................................          --           3,532            6,424
Payments on long-term debt...........................................      (1,535)         (6,350)          (1,274)
Proceeds from equipment lease financing..............................          --              --              976
Payments on capital leases...........................................        (531)           (493)            (390)
Proceeds from repayment of stockholder notes.........................         384             270               --
Proceeds from exercise of warrants...................................          --             100               --
Proceeds from Employee Stock Purchase Plan...........................       1,120             700               --
Repurchase and cancellation of common stock..........................          --             (70)              --
Net proceeds from initial public offering............................          --          90,646               --
Net proceeds from exercises of stock options.........................         587           1,705              780
                                                                        ------------   ------------     ----------
Net cash provided by financing activities............................          25          90,040            6,516
                                                                        ------------   ------------     ----------
Increase in cash and cash equivalents................................      30,444          43,705            5,330
Cash and cash equivalents at beginning of period.....................      51,902           8,197            2,867
                                                                        ------------   ------------     ----------
Cash and cash equivalents at end of period...........................     $82,346         $51,902          $8,197
                                                                        ============   ============     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid........................................................     $   424         $   827          $  593
                                                                        ============   ============     ==========
Income taxes paid (received).........................................     $(1,104)        $11,855          $1,489
                                                                        ============   ============     ==========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                             FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 29, 2001

1. ORGANIZATION

    Silicon Laboratories Inc. (the Company), a Delaware corporation, develops and markets mixed-signal analog/intensive integrated circuits (ICs) for various communications markets. Within the semiconductor industry, the Company is known as a "fabless" company meaning that the ICs are manufactured by third-party semiconductor companies. The Company was incorporated in 1996, and emerged from the development stage in fiscal 1998.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal year 2001 ended on December 29, 2001, fiscal year 2000 ended on December 30, 2000, and fiscal year 1999 ended on January 1, 2000. All of the periods presented have 52 weeks.

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Silicon Laboratories Isolation, Inc., Silicon Laboratories UK Ltd. and Silicon Laboratories K.K. All significant intercompany balances and transactions have been eliminated. The functional currency of the Company's foreign subsidiaries, Silicon Laboratories UK Ltd. and Silicon Laboratories K.K., is the U.S. dollar; accordingly, all translation gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in net income (loss).

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash deposits and investments with a maturity of ninety days or less when purchased.

SHORT-TERM INVESTMENTS

    The Company's short-term investments have original maturities greater than ninety days and less than one year and have been classified as available-for-sale securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The carrying value of all available-for-sale securities approximates their fair value. Short-term investments at December 29, 2001 and December 30, 2000 consist of the following (in thousands):

                                        Carrying Value
                                --------------------------------
                                   December 29,   December 30,
                                     2001             2000
                                --------------- ----------------
Municipal Securities..........       $15,867         $17,529
Auction Rate Securities.......         3,035          11,242
U.S. Treasury Bills...........           --           15,765
                                --------------- ----------------
                                     $18,902         $44,536
                                =============== ================

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

INVENTORIES

    Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

                                          December 29,     December 30,
                                              2001            2000
                                         --------------- ----------------
Work in progress...............               $3,582          $4,302
Finished goods.................                1,639           2,917
                                         --------------- ---------------
                                              $5,221          $7,219
                                         =============== ================

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

                                              December 29,    December 30,
                                                  2001            2000
                                             --------------- ----------------
Equipment.........................                $24,917         $21,618
Computers and purchased software..                  8,633           7,147
Furniture and fixtures............                    940             885
Leasehold improvements............                  2,182           1,979
                                             --------------- ----------------
                                                   36,672          31,629
Accumulated depreciation..........                (16,634)         (9,004)
                                             --------------- ----------------
                                                  $20,038         $22,625
                                             =============== ================

LONG-LIVED ASSETS

    The Company evaluates its long-lived assets in accordance with FASB SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and would be written off in the period in which the determination was made.

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

Balance at January 2, 1999............................                  $ 56
Additions charged to costs and expenses...............                   513
Write-off of uncollectible accounts...................                    --
                                                                        ----

Balance at January 1, 2000............................                   569
Balance acquired from Krypton purchase................                    56
Additions charged to costs and expenses...............                   133
Write-off of uncollectible accounts...................                    --
                                                                        ----

Balance at December 30, 2000..........................                   758
Additions (reductions) charged to costs and expenses..                  (229)
Write-off of uncollectible accounts...................                   (39)
                                                                        ----

Balance at December 29, 2001..........................                  $490
                                                                        ====

    All of the Company's products are currently fabricated by two companies in Taiwan. The inability by either of these partners to timely deliver wafers to the company could impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The following is a detail of customers that accounted for greater than 10% of revenue in the respective fiscal years:


                                           Year Ended
                  -------------------------------------------------------------
                     December 29,          December 30,          January 1,
                         2001                  2000                 2000
                  --------------------   -----------------    -----------------
Customer A........      15%                    46%                   62%
Customer B........      13                     --                    --
Customer C........      12                     --                    --
Customer D........      --                     --                    12
Customer E........      --                     --                    10

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

ADVERTISING

    Advertising costs are expensed as incurred. Advertising expenses were $483,000, $718,000, and $296,700 in the fiscal years ended December 29, 2001,
December 30, 2000, and January 1, 2000, respectively.

STOCK-BASED COMPENSATION

    FASB SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

    On March 31, 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. The Interpretation clarifies guidance for certain issues that arose in the application of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The interpretation has been applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: (i) requirements related to the definition of an employee apply to new awards granted after December 15, 1998; (ii) modifications that directly or indirectly reduce the exercise price of an award apply to modifications made after December 15, 1998; and (iii) modifications to add a reload feature to an award apply to modifications made after January 12, 2000. The adoption of this pronouncement had no impact on the earnings or the financial condition of the Company, other than the impact on the valuation of stock options assumed as part of the Krypton acquisition in fiscal 2000.

OTHER COMPREHENSIVE INCOME (LOSS)

    In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no material differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

SEGMENT INFORMATION

    The Company has one operating segment, mixed-signal communication ICs, consisting of eight product lines. The Company's chief operating decision maker is considered to be the Chief Executive Officer and Chairman of the Board. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

    Approximately $48,672,000, $22,059,000, and $3,372,000 of the Company's
revenues were from export sales for the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000, respectively. The operations and assets of Silicon Laboratories UK Ltd. and Silicon Laboratories K.K. were immaterial in all periods presented.

RECLASSIFICATIONS

    Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                              Year Ended
                                                         -----------------------------------------------------
                                                           December 29,        December 30,     January 1,
                                                               2001                2000            2000
                                                         -----------------    --------------- ---------------
Net income (loss)..........................                  $(45,573)             $14,017        $11,040
Basic:
   Weighted-average shares of common stock
     outstanding...........................                    48,431               43,628         29,177
   Weighted-average shares of common stock
     subject to repurchase.................                    (2,517)              (5,302)       (14,025)
                                                         -----------------    --------------- ---------------
   Shares used in computing basic net
     income (loss) per share...............                    45,914               38,326         15,152
                                                         -----------------    --------------- ---------------

Effect of dilutive securities:
   Weighted-average shares of common stock
     subject to repurchase.................                        --                5,131         13,370
   Convertible preferred stock and warrants                        --                3,235         13,965
   Stock options...........................                        --                2,096          1,170
                                                         -----------------    --------------- ---------------
   Shares used in computing diluted net
     income (loss) per share...............                    45,914               48,788         43,657
                                                         =================    =============== ===============

Basic net income (loss) per share..........                    $(0.99)               $0.37          $0.73
Diluted net income (loss) per share........                    $(0.99)               $0.29          $0.25

    Approximately 4,199,000 common shares have been excluded from the diluted loss per share calculation for the year ended December 29, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 replaces APB No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on December 30, 2001, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The adoption of SFAS No. 141 and 142 will not have a material impact on the Company's results of operations and financial position since the Company's existing balances of goodwill and other intangible assets are not significant due to impairment charges recorded in fiscal 2001 under SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

            The components of intangible assets are as follows (in thousands):

                                                 Customer     Acquired
                                    Workforce      Base      Technology    Patents    Goodwill     Total
                                    ---------    --------    ----------    -------    --------    --------
Balance at January 1, 2000.........   $  --       $   --       $  --         $ --     $     --    $     --

Acquisition of assets..............     345        1,006         952          120       40,794      43,218
Amortization.......................     (36)         (84)        (89)         (16)      (3,306)     (3,532)
                                    ---------    --------    ----------    -------    --------    --------
Balance at December 30, 2000.......     309          922         863          104       37,488      39,686

Amortization.......................    (168)        (101)       (106)         (40)      (4,187)     (4,602)
Write-down of assets...............      (6)        (821)       (757)          --      (33,301)    (34,885)
                                    ---------    --------    ----------    -------    --------    --------
Net balance at December 29, 2001...   $ 135       $   --       $  --         $ 64     $     --    $    199
                                    =========    ========    ==========    =======    ========    ========

    During fiscal 2001, the Company performed an assessment of the carrying value of the Company's long-lived assets recorded in connection with our acquisitions of Krypton and SNR. This assessment was performed pursuant to FASB SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company performed this assessment because it became aware of the following factors and circumstances:

- The revenue streams associated with those assets had decreased significantly since their acquisition and the Company did not expect to have any significant or identifiable future cash flows related to those assets;
- The Company determined that further development or alternative uses of the acquired technologies were remote; and
- The Krypton office was closed in August of 2001 and the related workforce had since either ceased to work for us or been reassigned to new projects which were unrelated to the projects on which they previously worked.

    The Company determined fair value for those assets that had separately identifiable cash flows to be the projected undiscounted future cash flows to be derived from those assets over their remaining estimated useful lives. The Company placed no value on those assets that did not have separately identifiable cash flows as the factors normally judged to constitute future value, such as the expectation of future business and/or revenues, the expectation of ongoing development of new products, the good name and reputation of the acquired company, etc. appeared to be absent.

    As a result of this assessment, the Company concluded that the value of those assets had become permanently impaired and recorded charges for $33.3 million to write-off related goodwill and $1.6 million to reduce the carrying value of related intangible assets to their fair value.

4. LONG-TERM LIABILITIES

      The Company has a revolving line of credit agreement (the Agreement) with a commercial bank. Under the provisions of the Agreement, the line of credit allows for borrowings of up to the lesser of $5 million or 80% of eligible accounts receivable at the bank's prime lending rate (4.75% as of December 29, 2001). The bank facility is secured by the Company's accounts receivable, inventory, capital equipment and other unsecured assets (excluding intellectual property). At December 29, 2001 and December 30, 2000, a letter of credit for $0.4 million relating to a building lease was outstanding under the facility. As a result, available borrowings under this facility were $4.6 million at December 29, 2001 and December 30, 2000. There are covenants related to net worth and liquidity associated with this line of credit, with which the Company is in compliance as of December 29, 2001.

Long-term debt and leases consist of the following:

                                                                    December 29,          December 30,
                                                                        2001                  2000
                                                                  ----------------    ------------------
                                                                             (in thousands)
Note payable, at 9.08%, payable in monthly
  installments of $24,800 through March 1, 2003 with
  a $200,600 interest payment due at maturity.......                     $  351              $  604
Note payable, at 9.77%, payable in monthly
  installments of $4,100 through June 1, 2003.......                         68                 109
Note payable, at 9.91%, payable in monthly
  installments of $14,000 through September 1, 2003.                        270                 404
Note payable, at 10.22%, payable in monthly
  installments of $5,800 through December 1, 2003...                        126                 180
Note payable, at 6.71%, payable in monthly
  installments of $30,600 through February 28, 2003
  with a $243,200 interest payment due at maturity..                        411                 739
Note payable, at 6.92%, payable in monthly
  installments of $19,300 through July 31, 2003 with
  a $152,900 interest payment due at maturity.......                        347                 548
Note payable, at 7.13%, payable in monthly
  installments of $40,000 to $46,000 through
  April 30, 2004 with a $399,200 interest payment
  due at maturity...................................                      1,184               1,605
Note payable, at 7.5%, payable in monthly
  installments of $9,900 to $11,400 through
  April 30, 2004 with a $98,100 interest payment
  due at maturity...................................                        292                 395
Capital lease obligations...........................                        353                 884
                                                                  ----------------    ----------------
                                                                          3,402               5,468
Current portion.....................................                     (2,039)             (2,078)
                                                                  ----------------    ----------------
Long-term portion...................................                     $1,363              $3,390
                                                                  ================    ================

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

    The Company has financed the acquisition of certain computers and other equipment under capital lease transactions which are accounted for as financings and mature through fiscal year 2003. As of December 29, 2001 and December 30, 2000, equipment under capital lease included in property, equipment and software was $353,000 and $884,000, respectively.

    At December 29, 2001, contractual maturities of debt and future minimum annual payments due under capital lease obligations are as follows (in thousands):


                                                       Capital
Fiscal Year                               Debt         Leases         Total
                                        ----------    ----------    ----------
2002................................      $ 1,698         $ 364       $ 2,062
2003................................        1,125            12         1,137
2004................................          226            --           226
                                        ----------    ----------    ----------
                                            3,049           376         3,425
Less amount representing interest...           --           (23)          (23)
                                        ----------    ----------    ----------
                                            3,049           353         3,402
Less current portion................       (1,698)         (341)       (2,039)
                                        ----------    ----------    ----------
Long-term debt and leases...........      $ 1,351         $  12       $ 1,363
                                        ==========    ==========    ==========

5. STOCKHOLDERS' EQUITY

STOCK SPLIT

    On November 3, 1999, the Company effected a two-for-one stock split through a stock dividend of common stock. All references to common stock share and per share amounts, including options to purchase common stock, have been retroactively restated to reflect the stock split as if such split had taken place at the inception of the Company. Also, the conversion ratio of the redeemable convertible preferred stock has been adjusted from one-for-one to one-for-two.

PREFERRED STOCK

   As of December 29, 2001 and December 30, 2000, no shares of preferred stock were outstanding. As of January 1, 2000, Redeemable Convertible Preferred Stock was as follows (in thousands, except per share data):


                                                   Shares
                       Par         Shares        Issued and       Liquidation
Series                Value      Authorized      outstanding      Preference
------------------  ---------- --------------- ---------------- ----------------
Undesignated......     $.0001            998               --          $    --
A.................     $.0001          5,391            5,345            5,250
B.................     $.0001          1,611            1,576            7,500
                               --------------- ---------------- ----------------
                                       8,000            6,921          $12,750
                               =============== ================ ================

    On March 23, 2000, simultaneously with the closing of the Company's initial public offering, all outstanding shares of the Company's Redeemable Convertible Preferred Stock were converted on a one-for-two ratio into an aggregate of 13,884,190 shares of the Company's common stock. Also upon completion of the public offering, the number of authorized shares of preferred stock increased from 8,000,000 to 10,000,000 shares. The Company's board of directors will have the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each of the series.

COMMON STOCK

    The Company had 48,640,055 shares of common stock outstanding as of December 29, 2001. Of these shares, 1,745,134 shares were unvested and are subject to rights of repurchase that lapse according to a time based vesting schedule.

    As of December 29, 2001, the Company had reserved shares of common stock for future issuance as follows:

Employee Stock Option Plans.........              7,037,014
Employee Stock Purchase Plan........                543,265
                                               ------------
Total shares reserved...............              7,580,279

    On January 2, 2002 the amount of shares reserved for the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan automatically increased by 2,432,003 and 243,200, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company's board of directors on January 5, 2000. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at semi-annual intervals. As of December 29, 2001, a total of 640,587 shares of the Company's common stock were authorized for issuance under the Purchase Plan. There were 67,981 and 29,341 shares issued under the Purchase Plan in fiscal 2001 and fiscal 2000, respectively.

STOCK OPTION/STOCK ISSUANCE PLANS

    In fiscal 2000, the Company's board of directors and stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan). The 2000 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's common stock, (ii) the discretionary issuance of common stock directly to employees (direct issuance shares), (iii) the granting of special below-market stock options to executive officers and other highly compensated employees of the Company for which the exercise price can be paid using earnings deductions and
(iv) the automatic issuance of stock options to non-employee board members. Upon the Company's initial public offering, the 2000 Plan incorporated all stock options and direct issuance shares outstanding under the 1997 Stock Option/Stock Issuance Plan (the 1997 Plan). Under the 1997 Plan, employees, members of the Company's board of directors and independent advisors were granted stock options or were issued direct issuance shares as a direct purchase or as a bonus for services rendered to the Company. In connection with the acquisition of Krypton in fiscal 2000, the Company assumed outstanding options for 90,449 shares of the Company's common stock.

    The 2000 Plan and the 1997 Plan contain similar terms. The direct issuance shares and the stock options contain vesting provisions ranging from four to eight years. If permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule. The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant. At December 29, 2001, 13,024,157 shares were authorized for issuance under the 2000 Plan. No further options or direct issuances may be granted under the 1997 Plan.

    The Company recorded deferred stock compensation of $3,294,000, $9,492,000 and $15,899,000 in connection with stock options granted or assumed for 160,000 shares, 297,697 shares and 2,464,200 shares of common stock during fiscal 2001, 2000 and 1999, respectively. These amounts represent the difference between the exercise price of the stock option and the market price or the subsequently deemed fair value of the Company's common stock.
The deferred stock compensation is amortized over the vesting periods of the applicable options, resulting in amortization expense of $5,276,000, $3,761,000 and $976,000 for fiscal years 2001, 2000 and 1999, respectively.

    During fiscal 1999 and 1998, the Company made full recourse loans to employees of $1,267,500 and $147,500, respectively, in connection with the employees' purchase of shares through exercises of options. These full recourse notes are secured by the shares of stock, are interest bearing at rates ranging from 2.5% to 5.9%, have terms of five years, and must be repaid upon the sale of the underlying shares of stock. No loans were issued during fiscal 2001 or 2000.

    A summary of the Company's stock option and direct issuance activity and related information follows:

                                                      Outstanding
                                       Shares           Options                            Weighted-Average
                                      Available       And Direct           Exercise           Exercise
                                      For Grant        Issuances            Prices              Price
                                    --------------   --------------    -----------------   ----------------
Balance at January 2, 1999..            1,251,140        1,312,500       $0.05 - $1.25             $0.31
Additional shares reserved..            2,200,000               --            --                      --
Granted.....................           (2,484,200)       2,484,200        1.25 - 16.00              3.08
Exercised...................                   --       (1,411,474)       0.05 - 5.00               1.45
Cancelled...................                5,000           (5,000)       0.25 - 1.75               0.77
Repurchase and cancellation
  of unvested shares........               37,332               --            0.25                  0.25
                                    --------------   --------------    -----------------    ---------------
Balance at January 1, 2000..            1,009,272        2,380,226         0.05 - 16.00             2.52
Additional shares reserved..            2,090,449               --             --                     --
Granted and assumed.........           (2,413,331)       2,413,331         0.00 - 74.75            30.92
Exercised...................                   --         (573,308)        0.00 - 31.00             2.98
Cancelled...................              138,834         (138,834)        1.75 - 57.50            31.38
Repurchase and cancellation
  of unvested shares........               25,000               --         2.50 - 10.00             2.80
                                    --------------   --------------    -----------------    ---------------
Balance at December 30, 2000              850,224        4,081,415         0.00 - 74.75            18.26
Additional shares reserved..            2,462,349               --             --                     --
Granted.....................           (3,110,300)       3,110,300         0.00 - 34.97            16.46
Exercised...................                   --         (370,641)        0.00 - 15.44             1.58
Cancelled...................              175,599         (175,599)        0.28 - 66.00            21.51
Repurchase and cancellation
  of unvested shares........               13,667               --         0.05 - 2.00              1.76
                                    --------------   --------------    -----------------    ---------------
Balance at December 29, 2001              391,539        6,645,475        $0.00 - $74.75          $18.26
                                    ==============   ==============    =================    ===============

     In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 29, 2001.

                                           Outstanding                              Exercisable
                        --------------------------------------------------    -------------------------
                                         Weighted-
                                          Average                                            Weighted-
                                         Remaining           Weighted-                        Average
      Range of          Number of       Contractual           Average          Number of     Exercise
  Exercise Prices        Options       Life in Years      Exercise Price        Options        Price
---------------------   -----------    ---------------    ----------------    -----------    ----------
$ 0.00 to $ 1.25          931,157           6.61             $ 0.55             875,157       $ 0.58
  1.75 to   5.00          708,991           7.69               2.70             708,991         2.70
 10.00 to  15.00          591,732           8.57              12.74             297,491        11.02
 15.10 to  22.63        2,862,684           9.52              16.86             254,596        16.06
 22.86 to  34.97          865,423           8.47              30.74             176,815        30.87
 35.40 to  52.69          454,655           8.64              49.79              64,872        50.87
 55.38 to  74.75          230,833           8.54              60.19              68,869        60.61
---------------------   -----------    ---------------    ----------------    -----------    ----------
$ 0.00 to $74.75        6,645,475           8.60             $18.26           2,446,791       $ 9.89

         Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based awards to employees under the fair value method of that Statement.

The fair value of these stock-based awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                       Year Ended
                                        ----------------------------------------
                                        December 29,   December 30,   January 1,
                                            2001           2000          2000
                                        ------------   ------------   ----------
Employee Stock Option Plans:
  Expected stock price volatility           85%            88%            --
  Risk-free interest rate.........         4.6%           6.2%           6.0%
  Expected life (in years)........         5.1            5.6            1.0
  Dividend yield..................          --             --             --
Employee Stock Purchase Plan:
  Expected stock price volatility           85%            88%            --
  Risk-free interest rate.........         3.5%           5.0%            --
  Expected life (in months).......          14             14             --
  Dividend yield..................          --             --             --

    The weighted-average fair values of options granted during fiscal 2001, 2000 and 1999 were $12.09, $26.80, and $9.55, respectively. The weighted-average fair values for purchase rights granted under the Purchase Plan for fiscal 2001 and 2000 were $10.05 and $11.94, respectively.

    For purposes of pro forma disclosure, the estimated fair value of the Company's stock-based awards to employees is amortized to expense over the vesting period of the underlying instruments. The Company's pro forma information is as follows (in thousands, except per share data):

                                                              Year Ended
                                               ----------------------------------------
                                               December 29,   December 30,   January 1,
                                                   2001           2000         2000
                                               ------------   ------------   ----------
Pro forma net income (loss)................... $(58,779)        $9,120       $11,014
Pro forma basic net income (loss) per share...    (1.28)           .24           .73
Pro forma diluted net income (loss) per share.    (1.28)           .19           .25

    Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based awards to employees.

6. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities and certain equipment under operating lease agreements that expire at various dates through 2007. Some of these arrangements contain renewal options, and require the Company to pay taxes, insurance and maintenance costs.

    Rent expense under operating leases was $1,724,000, $1,065,000, and $374,000 for fiscal 2001, 2000 and 1999, respectively.

    The minimum annual future rentals under the terms of these leases at December 29, 2001 are as follows (in thousands):

FISCAL YEAR
2002....................................                $1,783
2003....................................                 1,795
2004....................................                 1,834
2005....................................                 1,863
2006....................................                 1,083
Thereafter..............................                   112
                                                     ----------
Total minimum lease payments............                 8,470
Minimum Sublease Rental Income..........                  (234)
                                                     ----------
Total net minimum lease payments........                $8,236
                                                     ==========

   The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

   On August 7, 2001, TDK Semiconductor Corporation commenced a lawsuit against the Company for alleged willful infringement by our DAA products of a TDK-held patent. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction. On September 27, 2001, the Company served and filed an answer to TDK's complaint, in which the Company denied infringement and asserted that TDK's patent is invalid. This lawsuit may involve significant expense and may also divert management's time and attention from other aspects of the Company's business. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter.

   On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court, Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company's initial public offering of common stock completed on March 23, 2000. These claims are brought on the grounds that the registration statement and prospectus for the Company's initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares in the aftermarket at pre-determined higher prices. No specific amount of damages is claimed. The Company intends to vigorously contest this case, and is unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

7. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Significant components of the Company's deferred taxes as of December 29, 2001 and December 30, 2000 are as follows:

                                         December 29,         December 30,
                                            2001                 2000
                                      -----------------   -------------------
Deferred tax liabilities:
  Depreciable assets............                $1,242               $1,387
  Prepaid expenses..............                   182                  324
                                      -----------------   ------------------
                                                 1,424                1,711
                                      -----------------   ------------------

Deferred tax assets:
  Research and development tax
    credit carryforward.........                   464                   --
  Reserves and allowances.......                 1,083                  906
  Deferred revenue..............                 1,088                1,003
  Accrued liabilities & other...                   389                  251
                                      -----------------   ------------------
                                                 3,024                2,160
                                      -----------------   ------------------
  Net deferred taxes                            $1,600               $  449
                                      =================   ==================

    Upon the acquisition of Krypton in August 2000 and of SNR in October 2000, the Company recorded a net deferred tax liability of approximately $360,000 and $49,000, respectively, due to differences between the book and tax basis of acquired assets and assumed liabilities.

    Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows:

                            December 29,        December 30,        January 1,
                                2001                2000               2000
                           ----------------    ----------------    -------------
Current:
  Federal..........         $(1,436)             $10,695             $4,009
  State............            (215)                 917                393
                           ----------------    ----------------    -------------
  Total Current....          (1,651)              11,612              4,402
Deferred:
  Federal..........          (1,031)                 202               (993)
  State............            (121)                  18                (85)
                           ----------------    ----------------    -------------
  Total Deferred...          (1,152)                 220             (1,078)
                           ----------------    ----------------    -------------
                            $(2,803)             $11,832             $3,324
                           ================    ================    =============

    The Company's provision (benefit) for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as a result of the following:

                                                          December 29,       December 30,        January 1,
                                                              2001               2000               2000
                                                         ---------------    ----------------    -------------
Pre-tax book income (loss) at statutory rate                    (35.0)%               35.0%            35.0%
State taxes, net of federal benefit.........                     (0.2)                 4.0              3.0
Non-deductible intangible amortization and
  impairment charges........................                     27.1                   --               --
Non-deductible deferred compensation expense                      3.8                  5.1              2.6
Other permanent items.......................                     (0.5)                 2.5              0.1
Tax credits.................................                     (1.0)                (0.8)            (2.4)
Change in valuation allowance...............                       --                   --            (15.2)
                                                         ---------------    ----------------    -------------
                                                                 (5.8)%               45.8%            23.1%

    The exercise of certain stock options which have been granted under the 2000 Plan results in compensation which is includable in the taxable income of the exercising option holder and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company's common stock subsequent to the date of grant of the exercised stock options and, in accordance with APB No. 25, such compensation is not recognized as an expense for financial accounting purposes; however, the related tax benefits are recorded as an increase to additional paid-in capital.

8. EMPLOYEE BENEFIT PLAN

    The Company maintains a defined contribution or 401(k) Plan for the benefit of substantially all employees. To be eligible for the 401(k) Plan, employees must have reached the age of 21. Participants may elect to contribute up to 15% of their compensation to the 401(k) Plan. The Company may make discretionary matching contributions of up to 10% of a participant's compensation as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company's contributions to the 401(k) Plan vest over four years at a rate of 25% per year. The Company contributed $269,000 and $219,000 to the 401(k) Plan during fiscal 2001 and 2000, respectively. No matching contribution was made during fiscal 1999.

                SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

All of the quarterly periods reported here had thirteen weeks. Quarterly financial information for fiscal 2001 and 2000 (in thousands of dollars except per share amounts):

                                                         Fiscal 2001                               Fiscal 2000
                                           ----------------------------------------  ---------------------------------------
                                           Fourth     Third      Second    First     Fourth     Third     Second    First
                                           Quarter    Quarter    Quarter   Quarter   Quarter    Quarter   Quarter   Quarter
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Revenues.................................   $23,583   $ 19,925   $16,120    $14,437   $29,703*  $29,427   $24,286   $19,687
Cost of revenues.........................     9,583      8,544     7,375      6,428    10,324    10,130     8,390     6,757
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Gross profit.............................    14,000     11,381     8,745      8,009    19,379    19,297    15,896    12,930
Operating expenses:
  Research and development...............     7,728      7,672     7,070      6,508     6,132     5,263     4,444     3,580
  Selling, general & administrative......     5,858      5,362     4,746      4,090     4,947     5,128     4,355     3,218
  Write-off of in-process research
    and development......................        --         --        --         --        --       394        --        --
  Goodwill amortization..................        --         --     2,084      2,103     2,067     1,240        --        --
  Impairment of goodwill and other
    intangible assets....................        --     34,885        --         --        --        --        --        --
  Amortization of deferred stock
    compensation.........................     1,295      1,319     1,331      1,331     1,311       884       787       779
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Operating expenses.......................    14,881     49,238    15,231     14,032    14,457    12,909     9,586     7,577
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Operating income (loss)..................      (881)   (37,857)   (6,486)    (6,023)    4,922     6,388     6,310     5,353
Other income (expense):
  Interest income........................       682        857     1,044      1,039     1,284     1,248     1,258       248
  Interest expense.......................      (173)      (179)     (201)      (198)     (204)     (339)     (342)     (277)
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Income (loss) before income taxes........      (372)   (37,179)   (5,643)    (5,182)    6,002     7,297     7,226     5,324
Provision (benefit) for income taxes.....      (801)      (651)     (757)      (594)    3,136     3,332     3,045     2,319
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Net income (loss)........................   $   429   $(36,528)  $(4,886)   $(4,588)  $ 2,866    $3,965    $4,181    $3,005
                                           =========  =========  =======  =========  =========  ========  =======  =========
Net income (loss) per share:
  Basic..................................   $   .01   $   (.79)  $  (.11)   $  (.10)  $   .06    $  .09    $  .10    $  .14
  Diluted................................   $   .01   $   (.79)  $  (.11)   $  (.10)  $   .06    $  .08    $  .08    $  .07
Weighted-average common shares
  outstanding:
  Basic..................................    46,659     46,210    45,840     45,367    44,820    43,917    43,279    21,221
  Diluted................................    50,890     46,210    45,840     45,367    49,435    49,987    49,812    45,952

* Includes $2,500 one-time non-refundable payment from Analog Devices, Inc. pursuant to the patent infringement settlement

AS OF A PERCENTAGE OF REVENUES
                                                         Fiscal 2001                               Fiscal 2000
                                           ----------------------------------------  ---------------------------------------
                                           Fourth     Third      Second    First     Fourth     Third     Second    First
                                           Quarter    Quarter    Quarter   Quarter   Quarter    Quarter   Quarter   Quarter
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Revenues.................................     100.0%     100.0%    100.0%     100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenues.........................      40.6       42.9      45.8       44.5      34.8      34.4      34.5      34.3
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Gross profit.............................      59.4       57.1      54.2       55.5      65.2      65.6      65.5      65.7
Operating expenses:
  Research and development...............      32.8       38.5      43.9       45.1      20.6      17.9      18.3      18.2
  Selling, general & administrative......      24.8       26.9      29.4       28.3      16.7      17.4      17.9      16.3
  Write-off of in-process research and
    development..........................        --         --        --         --        --       1.3        --        --
  Goodwill amortization..................        --         --      12.9       14.6       7.0       4.2        --        --
  Impairment of goodwill and other
    intangible assets....................        --      175.1        --         --        --        --        --        --
  Amortization of deferred stock
    compensation.........................       5.5        6.6       8.3        9.2       4.4       3.0       3.2       4.0
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Operating expenses.......................      63.1      247.1      94.5       97.2      48.7      43.9      39.5      38.5
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Operating income (loss)..................      (3.7)    (190.0)    (40.3)     (41.7)     16.5      21.7      26.0      27.2
Other income (expense):
  Interest income........................       2.9        4.3       6.5        7.2       4.3       4.2       5.2       1.3
  Interest expense.......................      (0.7)      (0.9)     (1.2)      (1.4)     (0.6)     (1.2)     (1.4)     (1.4)
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Income (loss) before income taxes........      (1.5)    (186.6)    (35.0)     (35.9)     20.2      24.8      29.8      27.0
Provision (benefit) for income taxes.....      (3.4)      (3.3)     (4.7)      (4.1)     10.5      11.3      12.5      11.8
                                           ---------  ---------  -------  ---------  ---------  --------  -------  ---------
Net income (loss)........................       1.9%    (183.3)%   (30.3)%    (31.8)%     9.7%     13.5%     17.2%     15.3%
                                           =========  =========  =======  =========  =========  ========  =======  =========

                                      F-19