Form 10-Q
period 2002-03-30
SILICON LABORATORIES INC
filed 2002-04-22
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

   For the quarterly period ended      March 30, 2002
                                  ----------------------------------------------

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                       | | Yes  | | No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 10, 2002, 48,747,166 shares of common stock of Silicon Laboratories Inc. were outstanding.
--------------------------------------------------------------------------------

                                                                                              PAGE
PART I.           FINANCIAL INFORMATION                                                      NUMBER
                                                                                             ------
     ITEM 1       Financial Statements:

                  Condensed Consolidated Balance Sheets at March 30, 2002
                    and December 29, 2001.....................................................  3

                  Condensed Consolidated Statements of Operations for the
                    three months ended March 30, 2002 and March 31, 2001......................  4

                  Condensed Consolidated Statements of Cash Flows for the
                    three months ended March 30, 2002 and March 31, 2001......................  5

                  Notes to Condensed Consolidated Financial Statements........................  6

     ITEM 2       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............................  8

     ITEM 3       Quantitative and Qualitative Disclosures About Market Risk.................. 26

PART II. OTHER INFORMATION

     ITEM 1       Legal Proceedings........................................................... 26

     ITEM 2       Changes in Securities and Use of Proceeds................................... 26

     ITEM 3       Defaults Upon Senior Securities............................................. 27

     ITEM 4       Submission of Matters to a Vote of Securities Holders....................... 27

     ITEM 5       Other Information........................................................... 27

     ITEM 6       Exhibits and Reports on Form 8-K............................................ 27

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    SILICON LABORATORIES INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 MARCH 30,            DECEMBER 29,
                                                                   2002                   2001
                                                             -----------------     ------------------
                           ASSETS                               (UNAUDITED)
Current assets:
   Cash and cash equivalents...........................         $ 74,390                $ 82,346
   Short-term investments..............................           29,777                  18,902
   Accounts receivable, net of allowance for
     doubtful accounts of $563 at March 30,
     2002 and $490 at December 29, 2001................           13,406                  10,543
   Inventories.........................................            5,946                   5,221
   Deferred income taxes...............................            2,268                   2,268
   Prepaid expenses and other..........................            3,503                   3,073
                                                             -----------------       ---------------
Total current assets...................................          129,290                 122,353
Property, equipment and software, net..................           26,264                  20,038
Goodwill and other intangible assets...................              199                     199
Other assets...........................................            2,403                   2,431
                                                             -----------------       ---------------
Total assets...........................................         $158,156                $145,021
                                                             =================       ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................         $ 16,233                $  6,999
   Accrued expenses....................................            5,388                   3,897
   Deferred revenue....................................            3,136                   2,862
   Current portion of long-term obligations............            1,938                   2,039
                                                             -----------------       ---------------
Total current liabilities..............................           26,695                  15,797
Long-term debt and leases..............................              936                   1,363
Other long-term obligations............................            2,469                   2,454
                                                             -----------------       ---------------
Total liabilities......................................           30,100                  19,614
Stockholders' equity:
  Common stock--$.0001 par value; 250,000
    shares authorized; 48,737 and 48,640
    shares issued and outstanding at
    March 30, 2002 and December 29, 2001,
    respectively.......................................                5                       5
  Additional paid-in capital...........................          171,364                 170,567
  Stockholder notes receivable.........................             (612)                   (794)
  Deferred stock compensation..........................          (17,289)                (18,603)
  Retained earnings (accumulated deficit)..............          (25,412)                (25,768)
                                                             -----------------       ---------------
Total stockholders' equity.............................          128,056                 125,407
                                                             -----------------       ---------------
Total liabilities and stockholders' equity.............         $158,156                $145,021
                                                             =================       ===============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                               CONSOLIDATED FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                      ----------------------------
                                                        MARCH 30,       MARCH 31,
                                                          2002            2001
                                                      -------------  -------------
Revenues.................................               $28,849        $14,437
Cost of revenues.........................                12,094          6,428
                                                      -------------  -------------
Gross profit.............................                16,755          8,009
Operating expenses:
  Research and development...............                 8,047          6,508
  Selling, general and administrative....                 6,676          4,090
  Goodwill amortization..................                    --          2,103
  Amortization of deferred stock
   compensation..........................                 1,305          1,331
                                                      -------------  -------------
Operating expenses.......................                16,028         14,032
                                                      -------------  -------------
Operating income (loss)..................                   727         (6,023)
Other income (expense):
  Interest income........................                   458          1,039
  Interest expense.......................                  (151)          (198)
                                                      -------------  -------------
Income (loss) before income taxes........                 1,034         (5,182)
Provision (benefit) for income taxes.....                   678           (594)
                                                      -------------  -------------

Net income (loss) .......................               $   356        $(4,588)
                                                      =============  =============
Net income (loss) per share:
  Basic..................................               $  0.01        $ (0.10)
  Diluted................................               $  0.01        $ (0.10)
Weighted-average common shares outstanding:
  Basic..................................                47,129         45,367
  Diluted................................                51,283         45,367

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                     SILICON LABORATORIES INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                          (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                          ---------------------------------------
                                                              MARCH 30,              MARCH 31,
                                                                2002                   2001
                                                          -----------------     -----------------
OPERATING ACTIVITIES

Net income (loss)......................................   $       356           $     (4,588)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Depreciation and amortization of property, equipment
    and software.......................................         2,283                  1,869
  Amortization of goodwill, other intangible assets and
    other assets.......................................            24                  2,241
  Amortization of deferred stock compensation..........         1,305                  1,331
  Amortization of note/lease end-of-term interest
    payments...........................................            14                     81
  Income tax benefit from exercise of stock options....           173                     --
  Changes in operating assets and liabilities:
    Investment interest receivable.....................           (27)                   359
    Accounts receivable................................        (2,863)                 6,589
    Inventories........................................          (725)                  (668)
    Prepaid expenses and other.........................          (935)                  (850)
    Income tax receivable..............................           505                     --
    Other assets.......................................             4                     (8)
    Accounts payable...................................         3,949                 (2,753)
    Accrued expenses...................................         1,491                    335
    Deferred revenue...................................           274                    437
    Deferred income taxes..............................            --                   (361)
    Income taxes payable...............................            --                   (912)
                                                          -----------------     -----------------
Net cash provided by operating activities..............         5,828                  3,102

INVESTING ACTIVITIES

Purchases of short-term investments....................       (17,830)               (13,770)
Maturities of short-term investments...................         6,983                 28,176
Purchases of property, equipment and software..........        (3,223)                (1,110)
Purchases of other assets..............................            --                   (500)
                                                          -----------------     -----------------
Net cash provided by (used in) investing activities....       (14,070)                12,796

FINANCING ACTIVITIES

Payments on long-term debt.............................          (413)                  (360)
Payments on capital leases.............................          (116)                  (134)
Proceeds from repayment of stockholder notes...........           182                     --
Net proceeds from exercises of stock options...........           633                    148
                                                          -----------------     -----------------
Net cash provided by (used in) financing activities....           286                   (346)
                                                          -----------------     -----------------
Increase (decrease) in cash and cash equivalents.......        (7,956)                15,552
Cash and cash equivalents at beginning of period.......        82,346                 51,902
                                                          -----------------     -----------------
Cash and cash equivalents at end of period.............   $    74,390           $     67,454
                                                          =================     =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid..........................................   $        80           $        118
                                                          =================     =================
Income taxes paid......................................   $        --           $        716
                                                          =================     =================

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                               CONSOLIDATED FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 30, 2002

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The condensed consolidated financial statements, other than the condensed consolidated balance sheet of December 29, 2001, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the "Company") at March 30, 2002, the consolidated results of its operations for the three months ended March 30, 2002 and March 31, 2001 and the consolidated statements of cash flows for the three months ended March 30, 2002 and March 31, 2001. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year.

   The accompanying unaudited condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 29, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission on January 22, 2002.

INVENTORIES

   Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

                                     MARCH 30,         DECEMBER 29,
                                        2002               2001
                                 ----------------   ----------------
Work in progress..............       $4,752               $3,582
Finished goods................        1,194                1,639
                                 ----------------   ----------------
                                     $5,946               $5,221
                                 ================   ================

OTHER COMPREHENSIVE INCOME

   There were no material differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 replaces Accounting Principles Board Opinion (APB) No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon a company's adoption of SFAS No. 142, a company ceases to amortize goodwill recorded for business combinations consummated prior to July 1, 2001, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 are reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on December 30, 2001, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company has performed a transitional goodwill impairment assessment. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's results of operations and financial position since the Company's existing balances of goodwill and other intangible assets were not significant.

                            SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

   In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The Company adopted SFAS No. 144 on December 30, 2001. The adoption did not have a material impact on the results of operations or financial position of the Company.

EARNINGS (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                         THREE MONTHS ENDED
                                                                    -----------------------------
                                                                      MARCH 30,       MARCH 31,
                                                                        2002            2001
                                                                    -------------   -------------
Net income (loss)................................................   $     356        $ (4,588)

Basic:
   Weighted-average shares of common stock outstanding...........      48,708          48,289
   Weighted-average shares of common stock subject to repurchase.      (1,579)         (2,922)
                                                                    -------------   -------------
   Shares used in computing basic net income (loss) per share....      47,129          45,367
                                                                    -------------   -------------

Effect of dilutive securities:
   Weighted-average shares of common stock subject to repurchase.       1,386              --
   Stock options.................................................       2,768              --
                                                                    -------------   -------------
   Shares used in computing diluted net income (loss) per share..      51,283          45,367
                                                                    =============   =============

Basic net income (loss) per share................................    $   0.01        $  (0.10)
Diluted net income (loss) per share..............................    $   0.01        $  (0.10)

2. SEGMENT REPORTING

   The Company has one operating segment, mixed-signal communication integrated circuits (ICs), consisting of eight product lines. The Company's chief operating decision maker is considered to be the Chief Executive Officer and Chairman of the Board. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

3. COMMITMENTS AND CONTINGENCIES

   The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

   On August 7, 2001, TDK Semiconductor Corporation commenced a lawsuit against the Company for alleged willful infringement by its direct access arrangement (DAA) products of a TDK-held patent. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction. On September 27, 2001, the Company served and filed an answer to TDK's complaint, in which the Company denied infringement and asserted that TDK's patent is invalid. On March 27, 2002, the Company filed an amended answer and counterclaims in which the Company claimed that the TDK-held patent is unenforceable due to inequitable conduct and asserted counterclaims against TDK based on state unfair competition law, as well as counterclaims seeking a declaration that the TDK-held patent is invalid, not infringed and unenforceable. This lawsuit may involve significant expense and may also divert management's time and attention from other aspects of the Company's business. Due to the inherent uncertainties of litigation, the Company is unable to predict the outcome of this matter.

                            SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

   On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court, Southern District of New York against the Company, four of its officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company's initial public offering of common stock which became effective on March 23, 2000. These claims are premised on allegations that the registration statement and prospectus for the Company's initial public offering did not disclose that
(1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The Company intends to vigorously contest this case, however, the Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FILED JANUARY 22, 2002. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OUR COMPANY AND MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 22, 2002. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. OUR FIRST QUARTER OF FISCAL YEAR 2002 ENDED MARCH 30, 2002. OUR FIRST QUARTER OF FISCAL YEAR 2001 ENDED MARCH 31, 2001. ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

   We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for the rapidly growing communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to their end-user customers. We currently offer ICs that can be incorporated into communications devices, such as modems and wireless phones, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, and optical network equipment. Customers during the first three months of fiscal 2002 and fiscal 2001 included 3Com, Agere Systems, Ambit, Ciena, Echostar, Panasonic, PC-TEL, Samsung, Smart Link, Sony, Texas Instruments and Thomson.

   Our company was founded in 1996. As of March 30, 2002 we had 300 employees, up from 279 at the end of fiscal 2001, 256 at the end of fiscal 2000 and 148 at the end of fiscal 1999. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

   We offer numerous mixed-signal communication ICs across eight product lines. We commenced research and development for our first IC product, the DAA, in October 1996. We introduced our DAA product in the first quarter of fiscal 1998, and first received acceptance of this product for inclusion in a customer's device, which we refer to as a "design win", in March 1998. The first commercial shipment of our DAA product was made in April 1998. Based on the success of our family of DAA products, we achieved profitability in the fourth quarter of fiscal 1998. In fiscal 1999, we introduced a voice codec product, an ISOmodem product and our RF synthesizer product. In fiscal 2000, we introduced our ProSLIC product and a clock and data recovery product suitable for SONET physical layer applications. In fiscal 2001, we introduced several products, including a GSM transceiver chipset, a digital subscriber line analog front end and added several new optical networking products. We have made significant progress in our revenue diversity and expect to be less dependent on our DAA products for future sales to the extent that these products, or other products that we may introduce, are incorporated into devices sold by our customers.

   During the first three months of 2002, three customers represented, in the aggregate, 38% of our total revenues. PC-TEL represented 16% of revenues, Agere Systems represented 12% and Samsung represented 10%. No other customer accounted for more than 10% of our revenues during the first three months of 2002. To date, a significant portion of our revenues has been generated through our direct sales force. In fiscal 1998, we began to establish a network of independent sales representatives and distributors worldwide to support our sales and marketing activities. We believe that sales through these representatives and distributors may increase as a percentage of our revenues in future periods.

   The percentage of our revenues to customers located outside of the United States was 71% in the three months ended March 30, 2002, 66% in fiscal 2001, 21% in fiscal 2000 and 7% in fiscal 1999. All of our revenues to date have been denominated in U.S. dollars. We believe that a large percentage of our revenues will continue to be made to customers outside of the United States as our products receive acceptance in international markets.

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

   Our limited operating history and rapid growth across our product lines makes it difficult for us to assess the impact of seasonal factors on our business. Because many of our ICs are designed for use in consumer products such as PCs and wireless telephones, we expect that the demand for our products will be subject to seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand.

   The following describes the line items set forth in our consolidated statements of operations:

   REVENUES. Revenues are generated principally by sales of our ICs. We recognize revenue upon the transfer of title, which generally occurs upon shipment to our customers. Revenues are deferred on shipments to distributors until they are resold by such distributors. Our products typically carry a one-year replacement warranty. Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products. The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products. These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes or in response to competition. In addition, as a product matures, we expect that the average selling price for that product will decline due to the greater availability of competing products. The sales of our wireless products into the highly competitive GSM handset market are expected to comprise a larger percentage of our revenue, resulting in increased downward pressure on our average selling prices. Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as customer acceptance of newly introduced products.

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

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of personnel-related expenses, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, professional fees, directors' and officers' liability insurance, patent litigation legal fees, other promotional and marketing expenses and reserves for bad debt. Write offs of uncollectible accounts have been insignificant to date.

   GOODWILL AMORTIZATION. Goodwill amortization includes the amortization of goodwill purchased in connection with our acquisitions of Krypton Isolation, Inc. (Krypton) in August 2000 and SNR Semiconductor Incorporated (SNR) in October 2000. Goodwill is amortized over four to five years using the straight line method.

   AMORTIZATION OF DEFERRED STOCK COMPENSATION. In connection with the grant of stock options and direct issuances of stock to our employees, we recorded deferred stock compensation, representing, for accounting purposes, the difference between the exercise price of option grants, or the issuance price of direct issuances of stock, as the case may be, and the deemed fair value of our common stock at the time of such grants or issuances. The deferred stock compensation is amortized over the vesting period of the applicable options or shares, generally five to eight years. The amortization of deferred stock compensation is recorded as an operating expense.

   INTEREST INCOME. Interest income reflects interest earned on average cash, cash equivalents and investment balances. We may from time to time elect to invest in tax-advantaged short-term investments yielding lower nominal interest proceeds.

   INTEREST EXPENSE. Interest expense consists of interest on our long-term debt and capital lease obligations.

   PROVISION (BENEFIT) FOR INCOME TAXES. We accrue a provision (benefit) for federal and state income tax at the applicable statutory rates adjusted for non-deductible expenses, tax credits and interest income from tax-advantaged short-term investments.

RESULTS OF OPERATIONS

   The following table sets forth our statement of operations data as a percentage of revenues for the periods indicated:

                                                          THREE MONTHS ENDED
                                                     -----------------------------
                                                        MARCH 30,       MARCH 31,
                                                          2002            2001
                                                     -------------  --------------
Revenues...........................................      100.0%         100.0%
Cost of revenues...................................       41.7           44.5
                                                     -------------  --------------
Gross profit.......................................       58.3           55.5

Operating expenses:
  Research and development.........................       27.8           45.1
  Selling, general and administrative..............       23.3           28.3
  Goodwill amortization............................         --           14.6
  Amortization of deferred stock compensation......        4.5            9.2
                                                     -------------  --------------
Operating expenses.................................       55.6           97.2

Operating income (loss)............................        2.7          (41.7)

Other income and (expenses):
  Interest income..................................        1.7            7.2
  Interest expense.................................       (0.7)          (1.4)
                                                     -------------  --------------
Income (loss) before income taxes..................        3.7          (35.9)
Provision (benefit) for income taxes...............        2.4           (4.1)
                                                     -------------  --------------
Net income (loss) .................................        1.3%         (31.8)%
                                                     =============  ==============

COMPARISON OF THE THREE MONTHS ENDED MARCH 30, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001.

   REVENUES. Revenues for the three months ended March 30, 2002 were $28.8 million, an increase of $14.4 million or 100% from revenues of $14.4 million in the three months ended March 31, 2001. The increase was primarily due to a significant growth in the sales of our non-DAA family of products, such as the ISOmodem, the ProSLIC, the RF Synthesizer, the RF Transceiver and our optical networking products, reflecting the growing market acceptance for those products. Revenues from non-DAA products accounted for approximately 53.0% of revenues for the three months ended March 30, 2002 as compared to 32.5% of revenues for the three months ended March 31, 2001.

   GROSS PROFIT. Gross profit for the three months ended March 30, 2002 was $16.8 million or 58.3% of revenues, an increase of $8.8 million as compared with gross profit of $8.0 million or 55.5% of revenues in the three months ended March 31, 2001. The increase in gross profit dollars was primarily due to the substantial increase in sales volume, increased utilization of our testing capacity and decreased reserves for excess inventory due to sales of previously reserved inventory. This increase was partially offset by the lower gross margins associated with the sales of our wireless products. We anticipate that gross margins may fluctuate significantly in the future due to the effect of many factors including our ability to sell existing inventory on hand, our ability to successfully introduce and sell new products, market forces that impact the selling prices for existing and new products, the extent to which our competitors introduce new products to market, the revenue mix of products, variations in manufacturing production yields and future product cost considerations with our vendors. During fiscal 2002, we expect the sales of our wireless products into the highly competitive GSM handset market to comprise a larger percentage of our revenues, resulting in increased downward pressure on our average selling prices and gross profits.

   RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended March 30, 2002 was $8.0 million, or 27.8%, of revenues, which reflected an increase of $1.5 million, or 23.1%, as compared with research and development expense of $6.5 million or 45.1% of revenues for the three months ended March 31, 2001. The increase in the dollar amount of research and development expense was principally due to continued product development activities, significant increases in new product development initiatives in wireless and optical networking opportunities, usage of more expensive advanced silicon complementary metal oxide semiconductor (CMOS) processes, and increased spending to develop test methodologies for new products. As a percentage of revenues, research and development expense decreased significantly due to the substantial increase in revenues for the three months ended March 30, 2002. We expect that research and development expense will continue to increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of revenues due to changes in sales volume and new product development initiatives.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the three months ended March 30, 2002 was $6.7 million, or 23.3%, of revenues, which reflected an increase of $2.6 million or 63.4% as compared to selling, general and administrative expense of $4.1 million or 28.3% of revenues in the three months ended March 31, 2001. The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing and spending on patent litigation fees. We expect our legal expenses to increase as a result of the ongoing infringement lawsuit filed against us by TDK Semiconductor Corporation in August 2001. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) the likelihood that indirect distribution channels, which typically entail the payment of commissions, will account for a larger portion of our revenues in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future sales volume.

   GOODWILL AMORTIZATION. We did not incur goodwill amortization in the three months ended March 30, 2002. Goodwill amortization for the three months ended March 31, 2001 was $2.1 million. During the three months ended September 29, 2001, we wrote off our goodwill balances after determining that they were permanently impaired.

   AMORTIZATION OF DEFERRED STOCK COMPENSATION. We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $1.3 million in each of the three months ended March 30, 2002 and March 31, 2001.

   INTEREST INCOME. Interest income for the three months ended March 30, 2002 was $0.5 million as compared to $1.0 million for the three months ended March 31, 2001. This decrease was primarily due to lower interest rates on cash and short-term investments balances during the three months ended March 30, 2002.

   INTEREST EXPENSE. Interest expense in each of the three months ended March 30, 2002 and March 31, 2001 was $0.2 million.

   PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rate, excluding the impact of amortization of goodwill and deferred stock compensation, was 29.0% in the three months ended March 30, 2002, as compared to 34.0% in the three months ended March 31, 2001. The current period's rate was lower than the prior comparable period's rate primarily due to an increase in our estimated research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal sources of liquidity as of March 30, 2002 consisted of $104.2 million in cash, cash equivalents and short-term investments in addition to our bank credit facility. Our bank credit facility is a revolving line of credit available for borrowings and letters of credit of up to the lesser of $5.0 million or 80% of eligible accounts receivable at the bank's prime lending rate (4.75% as of March 30, 2002). At March 30, 2002, a letter of credit for $0.4 million related to a building lease was outstanding under the revolving line of credit and $4.6 million was available for new borrowings or letters of credit.

   The bank facility is secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property). The line of credit prohibits the payment of cash dividends and requires the maintenance of tangible net worth and compliance with financial ratios which measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations. We believe we were in compliance with all covenants at March 30, 2002.

   We also have entered into agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. At March 30, 2002, the amount outstanding under these agreements was $2.9 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.2 million) ranging from 12.5% to 14.6% per annum, is secured by certain equipment, and is repayable over approximately the next two years.

   During the three months ended March 30, 2002, cash provided by operating activities was $5.8 million as compared to cash provided by operating activities of $3.1 million during the three months ended March 31, 2001. This increase in cash flow was primarily due to the net income generated during the period.

   Due to the nature of our business, we experience working capital needs in the areas of accounts receivable and inventory. Typically, we bill our customers on an open account basis with net 30 day payment terms or other specific terms and conditions that may vary from account to account as individually negotiated with customers. As of March 30, 2002, we had a net accounts receivable balance of $13.4 million. If sales levels were to increase, it is likely that the level of receivables would also increase. In the event that customers delay their payments to us, the levels of accounts receivable would also increase. In the area of inventory, we believe that in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based principally upon either orders received from customers or our forecast of demand for our products. Other considerations in determining inventory levels may include the product life cycle stage of our products, customer demands for consignment inventory arrangements, and competitive situations in the marketplace. To address this difficult, subjective and complex area of judgment in determining appropriate inventory levels in a consistent manner, we apply a set of methods, assumptions and estimates to arrive at the net inventory amount by completing the following procedures which collectively comprise a critical accounting policy. First, we identify any inventory that has been previously reserved in prior periods. This inventory remains reserved until sold, destroyed or otherwise disposed of. Second, we examine the inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards as identified by our quality assurance personnel. Third, the remaining inventory not otherwise identified to be reserved is compared to an assessment of product history and forecasted demand, typically over the next six months, or actual firm backlog on hand. Finally, an analysis of the result of this methodology is compared against the product life cycle and competitive situations in the marketplace driving the outlook for the consumption of the inventory and the appropriateness of the resulting inventory levels. As of March 30, 2002, we had a net inventory balance of $5.9 million resulting from the application of this critical accounting policy which we deemed adequate to address these inventory considerations.

   Capital expenditures increased by $1.6 million to $3.2 million for the three months ended March 30, 2002 from $1.6 million for the three months ended March 31, 2001. This increase in capital expenditures was primarily due to the purchase of additional semiconductor test equipment for wireless products for GSM mobile handsets. We anticipate additional capital expenditures of approximately $15.3 million during fiscal 2002, primarily to fund additional expansion of our internal test floor, high speed capabilities and new product development activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the FASB issued SFAS Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 replaced APB No. 16 and eliminates pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon a company's adoption of SFAS No. 142, a company ceases to amortize goodwill recorded for business combinations consummated prior to July 1, 2001, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 are reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on December 30, 2001, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company performed a transitional goodwill impairment assessment. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's results of operations and financial position.

   In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The Company adopted SFAS No. 144 on December 30, 2001. The adoption did not have a material impact on the results of operations or financial position of the Company.

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

   Our future success will depend on our ability to reduce our dependence on our direct access arrangement (DAA) products by developing new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we occasionally have experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

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

         - a higher speed ISOmodem product to serve additional embedded modem markets where faster transmission is required such as next generation set-top boxes;

         - a family of ProSLIC products, which provides dial tone, busy tone, caller ID and ring signal functions at the source end of the telephone addressing long-haul and short-haul applications;

         - a Digital Subscriber Line, or DSL, Analog Front End providing a highly integrated interface for DSL modems with legacy support for traditional analog phone line functionality; and

         - a family of optical networking products, which features highly integrated physical layer and clock circuits designed for SONET/ATM routers, multiplexers, digital cross connects and optical transceiver modules.

   We also are actively developing other ICs. If our recently introduced or other ICs fail to achieve market acceptance, our operating results and competitive position could be adversely affected.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

   In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 300 employees at March 30, 2002. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATE AND MAY EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

   Although we experienced revenue and earnings growth in annual periods prior to 2001, we may not be able to return to or maintain these annual growth rates. We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly.

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

   The mobile telephone market is characterized by rapid fluctuations in demand which results in corresponding fluctuations in the demand for our wireless products that are incorporated in mobile telephones. Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance. Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth. In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

WE HAVE INCREASED OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY AND PLAN TO CONTINUE SUCH EFFORTS, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS INCLUDING INCREASED LOGISTICAL COMPLEXITY, POLITICAL INSTABILITY AND CURRENCY FLUCTUATIONS

   We have opened additional sales offices in international markets to expand our international sales activities in Europe and the Pacific Rim region and intend to increase our staffing in international sales. The percentage of our revenues to customers located outside of the United States was 71% in the three months ended March 30, 2002, 66% in fiscal 2001, 21% in fiscal 2000 and 7% in fiscal 1999. Our planned international sales growth will be limited if we are unable to hire additional personnel and develop relationships with international distributors. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

   A majority of our sales in fiscal 2001 were derived from sales of our DAA family of ICs. This product family, in turn, is highly dependent on sales to the personal computer industry. Continued diversification of our sales through the introduction and commercial acceptance of products other than DAA will be required to reduce our reliance on sales of our DAA products. A decline in overall demand for personal computers or the introduction of products with superior price/performance characteristics by our competitors could significantly reduce our sales. In addition, substantially all of our DAA products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.

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

   During the first three months of 2002, three customers represented in the aggregate, 38% of our total revenues. PC-TEL represented 16% of revenues, Agere Systems represented 12% and Samsung represented 10%. Most of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

   While we have been the sole supplier of the direct access arrangement, or DAA, IC used in many of our customers' soft modem DAA products, we anticipate that our customers will regularly evaluate alternative sources of supply in the future in order to diversify their supplier base, which would increase their negotiating leverage with us and protect their ability to secure DAA components. We believe that any second source of DAA ICs for our customers could have an adverse effect on the prices we are able to charge our customers and the volume of DAA ICs that we sell to our customers, which would negatively affect our revenues and operating results.

   The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.

DUE TO OUR LIMITED OPERATING HISTORY, WE MAY HAVE DIFFICULTY BOTH IN ACCURATELY PREDICTING OUR FUTURE SALES AND APPROPRIATELY BUDGETING FOR OUR EXPENSES

   We were incorporated in 1996, did not begin generating revenues until the second quarter of 1998 and have rapidly expanded our product lines in recent years. As a result, we have only a short history from which to predict future revenues. This limited operating experience, combined with the rapidly evolving nature of the markets in which we sell our products and other factors which are beyond our control, reduce our ability to accurately forecast quarterly or annual revenues. Additionally, because most of our expenses are fixed in the short term or incurred in advance of anticipated revenues, we may not be able to decrease our expenses in a timely manner to offset any shortfall of revenues. During fiscal 2001, despite our reduced level of revenues relative to fiscal 2000, we expanded our staffing and increased our expenses in anticipation of future sales growth. If our sales do not increase as and to the extent that we anticipated, we likely will incur significant losses due to our higher expense levels.

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

   Since our inception, substantially all of the silicon wafers for the products that we have shipped were manufactured either by Taiwan Semiconductor Manufacturing Co. or affiliates of Taiwan Semiconductor Manufacturing Co. Our customers typically complete their own qualification process. If we fail to balance customer demand across semiconductor fabrications properly, we might not be able to fulfill demand for our products, which would adversely affect our operating results. Additionally, a resulting write off of unusable or excess inventories would contribute to a decline in earnings.

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

   In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce. For example, Rockwell's restructuring in 1998 led to the creation of Conexant which is a significant competitor across multiple product offerings. Conexant has initiated actions to spin off multiple businesses to create focus in specific areas. Additionally, Siemens spun off its semiconductor business in 1999 to create a more focused company named Infineon Technologies. In July 2000, Lucent Technologies spun off its microelectronics business, which included its optoelectronics components and integrated circuits division, into a separate company named Agere Systems in order to accelerate the growth of the business and alleviate strategic conflicts with Lucent's competitors. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

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

   Our ICs are used as components in communications devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. For the three months ended March 30, 2002, our research and development expense was $8.0 million, which represented 27.8% of our revenues compared to $6.5 million, or 45.1% of our revenues for the three months ended March 31, 2001. A number of large companies in the communications industry are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. For example, we have introduced to market a RF synthesizer product for use in wireless phones operating on the GSM standard. The RF synthesizer is also compatible with GPRS standard, which we believe is the emerging data communications protocol for GSM based wireless phones. We cannot be certain whether these standards will not change, thereby making our products unsuitable or impractical. Additionally, despite the published GSM/GPRS specifications, mobile phone network operators may demand increased performance beyond specifications for this highly competitive market. In the area of optical networking, our clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET. Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in our inability to sell these products.

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

   We have a large installed base of DAA products in the field. As part of our ongoing support of this product line, we verify the performance of our products through regulatory agency qualifications, customer acceptance procedures, evaluation of end customer technical support information, and analysis of field returns. Certain customer modem implementations of our direct access arrangement products have been identified to be susceptible to a particular class of electrical surges originating from lightning strikes that are not adequately described in regulatory agency qualifications. We have provided application guidelines to our customers to enhance their implementation of the modem function to protect our devices from these lightning strike electrical surges.

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

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

   In fiscal 2001, substantially all of our test operations were performed in-house. A minor portion of test operations is provided by our contract manufacturers or other third parties. In addition, we have significantly expanded our internal test capabilities in the first three months of 2002 to support our wireless products. While we expect that performing testing in-house provides us with advantages in terms of quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from foregoing the use of outside vendors and utilizing internal final testing. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

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

   In August 2001, TDK Semiconductor Corporation commenced a lawsuit against us for alleged willful infringement by our DAA products of a TDK-held patent. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction. In September 2001, we served and filed an answer to TDK's complaint, in which we denied the alleged infringement and asserted that their patent is invalid. On March 27, 2002, we filed an amended answer and counterclaims in which we claimed that the TDK-held patent is unenforceable due to inequitable conduct and asserted counterclaims against TDK based on state unfair competition law, as well as counterclaims seeking a declaration that the TDK-held patent is invalid, not infringed and unenforceable. This lawsuit may involve significant expense and may also divert our management's time and attention from other aspects of our business. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter.

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

RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

   The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with Agere Systems, AMCC, Analog Devices, Broadcom, Conexant, CP Clare, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity (formerly the Advanced Micro Devices telecom division), Maxim Integrated Products, National Semiconductor, Philips, Semtech, Texas Instruments, Vitesse Semiconductor Corp, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Agere Systems, Intel, Motorola, Samsung and Texas Instruments, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. The sales of our wireless products into the highly competitive GSM handset market are expected to comprise a larger percentage of our future revenues resulting an increasingly competitive marketplace for our aggregate product revenue.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT OUR GROSS MARGINS AND REVENUES

   We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We have reduced the average unit price of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. The highly competitive GSM handset market is extremely cost sensitive due to the potentially very high volumes and stringent expectations placed on consumer electronics component suppliers for aggressive and sustained price reductions which would result in declining average selling prices. We expect that these factors will create downward pressure on our average selling prices and gross profits. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, our gross profits and revenues will suffer. To maintain gross margins, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our revenues and gross margins to decline.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PATENT INFRINGEMENT LITIGATION

   On August 7, 2001, TDK Semiconductor Corporation (TDK) commenced a lawsuit in the United States District Court for the Central District of California against us for alleged infringement of TDK's United States Patent No. 5,654,984. TDK's complaint asserts that we have infringed TDK's '984 patent by making, using and selling in the United States certain DAA semiconductor chipsets, including our Si3035 and Si3044 products, and that the infringement was and continues to be willful. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction.

   On September 27, 2001, we served and filed an answer to TDK's complaint, in which we denied infringement and asserted that TDK's '984 patent is invalid.

   On March 27, 2002, we filed an amended answer and counterclaims in which we claimed that the TDK-held patent is unenforceable due to inequitable conduct and asserted counterclaims against TDK based on state unfair competition law, as well as counterclaims seeking a declaration that the TDK-held patent is invalid, not infringed and unenforceable.

   For a description of risks associated with this pending lawsuit, please see "Risk Factors - Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business."

SECURITIES LITIGATION

   On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court, Southern District of New York against us, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock which became effective on March 23, 2000. These claims are premised on allegations that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. We intend to vigorously contest this case, and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

   We are not currently involved in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million. We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000. Another $4.3 million was used to pay off equipment loans provided by Imperial Bank. We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated on October 2, 2000. As of March 30, 2002, the remaining proceeds were invested in government securities and other short-term, investment-grade, interest bearing instruments.

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

         (b) During the three months ended March 30, 2002, we filed the following Current Reports on Form 8-K:

            Not applicable

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SILICON LABORATORIES INC.
                                                    (Registrant)




         April 22, 2002                             /s/ NAVDEEP S. SOOCH
--------------------------------             -----------------------------------
              Date                                     Navdeep S. Sooch
                                                         CHAIRMAN AND
                                                   CHIEF EXECUTIVE OFFICER
                                                (PRINCIPAL EXECUTIVE OFFICER)





         April 22, 2002                             /s/ JOHN W. MCGOVERN
--------------------------------             -----------------------------------
              Date                                     John W. McGovern
                                                      VICE PRESIDENT AND
                                                    CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL ACCOUNTING OFFICER)