Form 10-Q
period 2002-06-29
SILICON LABORATORIES INC
filed 2002-07-22
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    June 29, 2002
                                   ---------------------------------------------

                                       or

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 10, 2002, 48,802,998 shares of common stock of Silicon Laboratories Inc. were outstanding.
--------------------------------------------------------------------------------

                                                                                              PAGE
PART I.           FINANCIAL INFORMATION                                                      NUMBER
                                                                                             ------

     ITEM 1    Financial Statements:


               Condensed Consolidated Balance Sheets at June 29, 2002
                 and December 29, 2001.....................................................    3

               Condensed Consolidated Statements of Operations for the
                 three and six months ended June 29, 2002 and June 30, 2001................    4

               Condensed Consolidated Statements of Cash Flows for the
                 six months ended June 29, 2002 and June 30, 2001..........................    5

               Notes to Condensed Consolidated Financial Statements........................    6

     ITEM 2    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............................    9

     ITEM 3    Quantitative and Qualitative Disclosures About Market Risk..................   27

PART II. OTHER INFORMATION

     ITEM 1    Legal Proceedings...........................................................   27

     ITEM 2    Changes in Securities and Use of Proceeds...................................   28

     ITEM 3    Defaults Upon Senior Securities.............................................   28

     ITEM 4    Submission of Matters to a Vote of Securities Holders.......................   28

     ITEM 5    Other Information...........................................................   28

     ITEM 6    Exhibits and Reports on Form 8-K............................................   29

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  SILICON LABORATORIES INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 JUNE 29,        DECEMBER 29,
                                                                   2002              2001
                                                             --------------     --------------
                       ASSETS                                   (UNAUDITED)
Current assets:
   Cash and cash equivalents....................                $ 65,229           $ 82,346
   Short-term investments.......................                  34,307             18,902
   Accounts receivable, net of allowance for
     doubtful accounts of $665 at June 29,
     2002 and $490 at December 29, 2001.........                  21,253             10,543
   Inventories..................................                   7,976              5,221
   Deferred income taxes........................                   2,268              2,268
   Prepaid expenses and other...................                   2,530              3,073
                                                             --------------     --------------
Total current assets............................                 133,563            122,353
Property, equipment and software, net...........                  31,049             20,038
Goodwill and other intangible assets............                     199                199
Other assets....................................                   3,694              2,431
                                                             --------------     --------------
Total assets....................................                $168,505           $145,021
                                                             ==============     ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................                $ 19,823           $  6,999
   Accrued expenses.............................                   6,271              3,897
   Deferred revenue.............................                   4,413              2,862
   Current portion of long-term obligations.....                   1,716              2,039
                                                             --------------     --------------
Total current liabilities.......................                  32,223             15,797
Long-term debt and leases.......................                     650              1,363
Other long-term obligations.....................                   2,523              2,454
                                                             --------------     --------------
Total liabilities...............................                  35,396             19,614

Stockholders' equity:
  Common stock--$.0001 par value; 250,000
    shares authorized; 48,801 and 48,640 shares
    issued and outstanding at June 29, 2002 and
    December 29, 2001, respectively.............                       5                  5
  Additional paid-in capital....................                 172,354            170,567
  Stockholder notes receivable..................                    (528)              (794)
  Deferred stock compensation...................                 (15,964)           (18,603)
  Retained earnings (accumulated deficit).......                 (22,758)           (25,768)
                                                             --------------     --------------
Total stockholders' equity......................                 133,109            125,407
                                                             --------------     --------------
Total liabilities and stockholders' equity......                $168,505           $145,021
                                                             ==============     ==============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                               CONSOLIDATED FINANCIAL STATEMENTS.

                                      SILICON LABORATORIES INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  -----------------------   ------------------------
                                                    JUNE 29,    JUNE 30,      JUNE 29,    JUNE 30,
                                                     2002        2001          2002        2001
                                                  ----------- -----------   ----------- ------------
Revenues...............................             $41,185     $16,120       $70,034     $30,558
Cost of revenues.......................              19,304       7,375        31,398      13,804
                                                  ----------- -----------   ----------- ------------
Gross profit...........................              21,881       8,745        38,636      16,754
Operating expenses:
   Research and development............               8,211       7,070        16,258      13,578
   Selling, general and administrative.               8,299       4,746        14,975       8,836
   Goodwill amortization...............                  --       2,084            --       4,187
   Amortization of deferred stock
     compensation......................               1,308       1,331         2,613       2,662
                                                  ----------- -----------   ----------- ------------
Operating expenses.....................              17,818      15,231        33,846      29,263
                                                  ----------- -----------   ----------- ------------
Operating income (loss)................               4,063      (6,486)        4,790     (12,509)
Other income (expense):
   Interest income.....................                 358       1,044           816       2,083
   Interest expense....................                (148)       (201)         (299)       (400)
                                                  ----------- -----------   ----------- ------------
Income (loss) before income taxes......               4,273      (5,643)        5,307     (10,826)
Provision (benefit) for income taxes...               1,618        (757)        2,297      (1,352)
                                                  ----------- -----------   ----------- ------------
Net income (loss) .....................             $ 2,655     $(4,886)      $ 3,010     $(9,474)
                                                  =========== ===========   =========== ============
Net income (loss) per share:
   Basic...............................             $  0.06     $ (0.11)      $  0.06     $ (0.21)
   Diluted.............................             $  0.05     $ (0.11)      $  0.06     $ (0.21)
Weighted-average common shares
   outstanding:
   Basic...............................              47,482      45,840        47,158      45,494
   Diluted.............................              50,901      45,840        50,982      45,494

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                                CONSOLIDATED FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                           ------------------------------
                                                             JUNE 29,          JUNE 30,
                                                               2002              2001
                                                           ------------      ------------
OPERATING ACTIVITIES

Net income (loss)......................................    $    3,010        $   (9,474)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Depreciation and amortization of property, equipment
    and software.......................................         5,124             3,688
  Amortization of goodwill, other intangible assets and
    other assets.......................................            80             4,557
  Amortization of deferred stock compensation..........         2,613             2,662
  Amortization of note/lease end-of-term interest
    payments...........................................            69               161
  Income tax benefit from exercise of stock options....           288               129
  Changes in operating assets and liabilities:
    Investment interest receivable.....................           (66)              251
    Accounts receivable................................       (10,710)            6,669
    Inventories........................................        (2,754)            1,181
    Prepaid expenses and other.........................          (970)           (1,706)
    Income tax receivable..............................         1,512                --
    Other assets.......................................           (25)               13
    Accounts payable...................................         8,326            (2,393)
    Accrued expenses...................................         2,374              (244)
    Deferred revenue...................................         1,551              (683)
    Deferred income taxes..............................            --               (34)
    Income taxes payable...............................            --              (912)
                                                           ------------      ------------
Net cash provided by operating activities..............        10,422             3,865

INVESTING ACTIVITIES

Purchases of short-term investments....................       (39,965)          (21,906)
Maturities of short-term investments...................        24,628            37,529
Purchases of property, equipment and software..........       (11,656)           (2,113)
Equity investment......................................        (1,300)               --
Purchases of other assets..............................            --              (571)
                                                           ------------      ------------
Net cash provided by (used in) investing activities....       (28,293)           12,939

FINANCING ACTIVITIES

Payments on long-term debt.............................          (833)             (734)
Payments on capital leases.............................          (204)             (261)
Proceeds from repayment of stockholder notes...........           266               118
Proceeds from Employee Stock Purchase Plan.............           632               566
Net proceeds from exercises of stock options...........           893               170
                                                           ------------      ------------
Net cash provided by (used in) financing activities....           754              (141)
                                                           ------------      ------------
Increase (decrease) in cash and cash equivalents.......       (17,117)           16,663
Cash and cash equivalents at beginning of period.......        82,346            51,902
                                                           ------------      ------------
Cash and cash equivalents at end of period.............    $   65,229        $   68,565
                                                           ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid..........................................    $      146        $      227
                                                           ============      ============
Income taxes paid......................................    $      497        $      719
                                                           ============      ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 29, 2002

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The condensed consolidated financial statements, other than the condensed consolidated balance sheet of December 29, 2001, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the "Company") at June 29, 2002, the consolidated results of its operations for the three and six months ended June 29, 2002 and June 30, 2001 and the consolidated statements of cash flows for the six months ended June 29, 2002 and June 30, 2001. All intercompany accounts and transactions have been eliminated. The results of operations for the three and six months ended June 29, 2002 are not necessarily indicative of the results to be expected for the full year.

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

INVENTORIES

      Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

                                      JUNE 29,            DECEMBER 29,
                                        2002                  2001
                                 -------------------   -------------------
Work in progress........             $6,219                $3,582
Finished goods..........              1,757                 1,639
                                 -------------------   -------------------
                                     $7,976                $5,221
                                 ===================   ===================

EQUITY METHOD INVESTMENTS

      Where the Company has investments in which it has the ability to exercise significant influence over operating and financial policies, these investments are accounted for using the equity method.

OTHER COMPREHENSIVE INCOME

      There were no material differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 replaces Accounting Principles Board Opinion (APB) No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon a company's adoption of SFAS No. 142, a company ceases to amortize goodwill recorded for business combinations consummated prior to July 1, 2001, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 are reclassified to goodwill. Companies

                            SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

EARNINGS (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  ---------------------------   -------------------------
                                                    JUNE 29,        JUNE 30,       JUNE 29,    JUNE 30,
                                                      2002            2001           2002        2001
                                                  ------------    -----------   ------------- -----------
Net income (loss)....................             $   2,655       $  (4,886)    $    3,010    $  (9,474)
Basic:
   Weighted-average shares of common
     stock outstanding...............                48,782          48,382         48,744       48,336
   Weighted-average shares of common
     stock subject to repurchase.....                (1,300)         (2,542)        (1,586)      (2,842)
                                                  ------------    -----------   ------------- -----------
   Shares used in computing basic
     net income (loss) per share.....                47,482          45,840         47,158       45,494
                                                  ------------    -----------   ------------- -----------
Effect of dilutive securities:
   Weighted-average shares of common
     stock subject to repurchase.....                 1,047              --          1,348           --
   Stock options.....................                 2,372              --          2,476           --
                                                  ------------    -----------   ------------- -----------
   Shares used in computing diluted
     net income (loss) per share.....                50,901          45,840         50,982       45,494
                                                  ============    ===========   ============= ===========

Basic net income (loss) per share....             $    0.06       $   (0.11)    $     0.06    $   (0.21)
Diluted net income (loss) per share..             $    0.05       $   (0.11)    $     0.06    $   (0.21)

      Approximately 4,141,000 and 4,293,000 common shares have been excluded from the diluted loss per share calculation for the three and six months ended June 30, 2001, respectively.

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

                           SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

3. INVESTMENT IN A NON-PUBLICLY TRADED COMPANY

      On June 14, 2002, the Company made an equity investment in a start-up venture, ASIC Design Services, Inc. (ADS), with an initial investment of $1.3 million. ADS is engaged in the design and development of proprietary integrated circuits (ICs) used in networking devices.

      The Company has a contingent obligation to make two additional equity investments in ADS totaling $2.7 million based on ADS' achievement of certain milestones and the satisfaction of other conditions. Additionally, the Company has an exclusive option to purchase ADS for $15 million in cash or common stock in connection with the occurrence of certain events.

      At June 29, 2002, the Company's voting interest in ADS was less than 20% of the total ownership of ADS. However, the Company determined, based on APB Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK" and other relevant guidance that it has the ability to exercise significant influence over the management of ADS as a result of its contractual rights, rights as an equity stockholder and ability to designate a member of ADS' Board of Directors. Therefore, the Company has accounted for its investment in ADS under the equity method of accounting.

      The operations of ADS were insignificant for the quarter ended June 29, 2002. The investment continues to be carried at its initial cost of $1.3 million.

4. COMMITMENTS AND CONTINGENCIES

      The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

      On August 7, 2001, TDK Semiconductor Corporation commenced a lawsuit against the Company for alleged willful infringement by its direct access arrangement (DAA) products of a TDK-held patent. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction. On September 27, 2001, the Company served and filed an answer to TDK's complaint, in which the Company denied infringement and asserted that TDK's patent is invalid. On March 27, 2002, the Company filed an amended answer and counterclaims in which the Company claimed that the TDK-held patent is unenforceable due to inequitable conduct and asserted counterclaims seeking a declaration that the TDK-held patent is invalid, not infringed and unenforceable. We are currently in the discovery phase of this litigation. This lawsuit has involved, and may continue to involve, significant expense and may also divert management's time and attention from other aspects of the Company's business. The Company intends to vigorously contest this case, however, the Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

      On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court, Southern District of New York against the Company, four of its officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company's initial public offering of common stock which became effective on March 23, 2000. On April 19, 2002, a consolidated amended complaint was filed in the same court. The action is being coordinated with over 300 other nearly identical actions filed against other companies. These claims are premised on allegations that the registration statement and prospectus for the Company's initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The Company intends to vigorously contest this case, however, the Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FILED JANUARY 22, 2002. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF OUR COMPANY AND MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 22, 2002. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. OUR SECOND QUARTER OF FISCAL YEAR 2002 ENDED JUNE 29, 2002. OUR SECOND QUARTER OF FISCAL YEAR 2001 ENDED JUNE 30, 2001. ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

      We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for the rapidly growing communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to their end-user customers. We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, and optical network equipment. Customers during the first six months of fiscal 2002 and fiscal 2001 included 3Com, Agere Systems, Ambit, Ciena, Echostar, Panasonic, PC-TEL, Samsung, Smart Link, Sony, Texas Instruments, Thomson and Wavecom.

      Our company was founded in 1996. As of June 29, 2002 we had 335 employees, up from 279 at the end of fiscal 2001, 256 at the end of fiscal 2000 and 148 at the end of fiscal 1999. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

      We offer numerous mixed-signal communication ICs across eight product lines. We commenced research and development for our first IC product, the DAA, in October 1996. We introduced our DAA product in the first quarter of fiscal 1998, and first received acceptance of this product for inclusion in a customer's device, which we refer to as a "design win", in March 1998. The first commercial shipment of our DAA product was made in April 1998. Based on the success of our family of DAA products, we achieved profitability in the fourth quarter of fiscal 1998. In fiscal 1999, we introduced a voice codec product, an ISO modem product and our RF synthesizer product. In fiscal 2000, we introduced our ProSLIC product and a clock and data recovery product suitable for SONET physical layer applications. In fiscal 2001, we introduced several products, including a GSM transceiver chipset, a digital subscriber line analog front end and added several new optical networking products. We have made significant progress in our revenue diversity and expect to be less dependent on our DAA products for future sales to the extent that these products, or other products that we may introduce, are incorporated into devices sold by our customers.

      During the first six months of 2002, two customers represented, in the aggregate, 24% of our total revenues. Samsung represented 13% of revenues and Agere Systems represented 11%. No other customer accounted for more than 10% of our revenues during the first six months of 2002.
To date, a significant portion of our revenues has been generated through our direct sales force. In fiscal 1998, we began to establish a network of independent sales representatives and distributors worldwide to support our sales and marketing activities. We believe that sales through these representatives and distributors may increase as a percentage of our revenues in future periods.

      The percentage of our revenues to customers located outside of the United States was 76% in the six months ended June 29, 2002, 66% in fiscal 2001, 21% in fiscal 2000 and 7% in fiscal 1999. All of our revenues to date have been denominated in U.S. dollars. We believe that a large percentage of our revenues will continue to be made to customers outside of the United States as our products receive acceptance in international markets.

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

      GOODWILL AMORTIZATION. Goodwill amortization through December 2001 includes the amortization of goodwill purchased in connection with our acquisitions of Krypton Isolation, Inc. (Krypton) in August 2000 and SNR Semiconductor Incorporated (SNR) in October 2000. Goodwill is amortized over four to five years using the straight line method. Upon adoption of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, the Company ceased amortization of its goodwill.

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

RESULTS OF OPERATIONS

      The following table sets forth our statement of operations data as a percentage of revenues for the periods indicated:

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 --------------------------  ---------------------------
                                                   JUNE 29,      JUNE 30,      JUNE 29,       JUNE 30,
                                                     2002          2001          2002          2001
                                                 ------------  ------------  ------------  -------------
Revenues..............................              100.0%        100.0%          100.0%      100.0%
Cost of revenues......................               46.8          46.0            44.9        45.1
                                                 ------------  ------------  ------------  -------------
Gross profit..........................               53.2          54.0            55.1        54.9
Operating expenses:
  Research and development............               19.9          44.1            23.3        44.4
  Selling, general and administrative.               20.1          29.2            21.4        28.8
  Goodwill amortization...............                 --          13.0            --          13.7
  Amortization of deferred stock
    compensation......................                3.2           8.1             3.7         8.8
                                                 ------------  ------------  ------------  -------------
Operating expenses....................               43.2          94.4            48.4        95.7
                                                 ------------  ------------  ------------  -------------
Operating income (loss)...............               10.0         (40.4)            6.7       (40.8)
Other income (expense):
  Interest income.....................                0.9           6.2             1.1         6.9
  Interest expense....................               (0.4)         (1.2)           (0.4)       (1.3)
                                                 ------------  ------------  ------------  -------------
Income (loss) before income taxes.....               10.5         (35.4)            7.4       (35.2)
Provision (benefit) for income taxes..                3.9          (5.0)            3.3        (4.2)
                                                 ------------  ------------  ------------  -------------
Net income (loss) ....................                6.6%        (30.4)%           4.1%      (31.0)%
                                                 ============  ============  ============  =============

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 29, 2002 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001.

      REVENUES. Revenues for the three months ended June 29, 2002 were $41.2 million, an increase of $25.1 million or 156% from revenues of $16.1 million in the three months ended June 30, 2001. Revenues for the six months ended June 29, 2002 were $70.0 million, an increase of $39.4 million or 129% from revenues of $30.6 million in the six months ended June 30, 2001. The increases were primarily due to a significant growth in the sales of our non-DAA family of products, such as the Aero Transceiver, the RF Synthesizer, the ISOmodem, and the ProSLIC, reflecting the growing market acceptance for those products. Revenues from non-DAA products accounted for approximately 69.0% of revenues for the three months ended June 29, 2002 as compared to 32.0% of revenues for the three months ended June 30, 2001.

      GROSS PROFIT. Gross profit for the three months ended June 29, 2002 was $21.9 million or 53.2% of revenues, an increase of $13.2 million as compared with gross profit of $8.7 million or 54.0% of revenues in the three months ended June 30, 2001. Gross profit for the six months ended June 29, 2002 was $38.6 million or 55.1% of revenues, an increase of $21.8 million as compared with gross profit of $16.8 million or 54.9% of revenues in the six months ended June 30, 2001. The increases in gross profit dollars were primarily due to the substantial increase in sales volume and increased utilization of our testing capacity. These increases were partially offset by the lower gross margins associated with the sales of our wireless products. We anticipate that gross margins may fluctuate significantly in the future due to the effect of many factors including our ability to sell existing inventory on hand, our ability to successfully introduce and sell new products, market forces that impact the selling prices for existing and new products, the extent to which our competitors introduce new products to market, the revenue mix of products, variations in manufacturing production yields and future product cost considerations with our vendors. During fiscal 2002, we expect the sales of our wireless products into the highly competitive GSM handset market to comprise a larger percentage of our revenues, resulting in increased downward pressure on our average selling prices and gross profits.

      RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended June 29, 2002 was $8.2 million, or 19.9%, of revenues, which reflected an increase of $1.1 million, or 15.5%, as compared with research and development expense of $7.1 million or 44.1% of revenues for the three months ended June 30, 2001. Research and development expense for the six months ended June 29, 2002 was $16.3 million, or 23.3%, of revenues, which reflected an increase of $2.7 million, or 19.9%, as compared with research and development expense of $13.6 million or 44.4% of revenues for the six months ended June 30, 2001. The increases in the dollar amount of research and development expense were principally due to continued product development activities, significant increases in new product development initiatives in wireless and optical networking opportunities, usage of more expensive advanced silicon complementary metal oxide semiconductor (CMOS) processes, and increased spending to develop test methodologies for new products. As a percentage of revenues, research and development expense decreased significantly due to the substantial increase in revenues for the three and six months ended June 29, 2002. We expect that research and development expense will continue to increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of revenues due to changes in sales volume and new product development initiatives.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the three months ended June 29, 2002 was $8.3 million, or 20.1%, of revenues, which reflected an increase of $3.6 million or 76.6% as compared to selling, general and administrative expense of $4.7 million or 29.2% of revenues in the three months ended June 30, 2001. Selling, general and administrative expense for the six months ended June 29, 2002 was $15.0 million, or 21.4%, of revenues, which reflected an increase of $6.2 million or 70.5% as compared to selling, general and administrative expense of $8.8 million or 28.8% of revenues in the six months ended June 30, 2001. The increases in the dollar amount of selling, general and administrative expense were principally attributable to increased staffing and legal fees incurred during patent litigation. We expect to continue to incur significant legal expenses, fluctuating with case activity, for at least the remainder of this fiscal year as a result of the ongoing infringement lawsuit filed against us by TDK Semiconductor

Corporation in August 2001. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) the likelihood that indirect distribution channels, which typically entail the payment of commissions, will account for a larger portion of our revenues in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future sales volume.

      GOODWILL AMORTIZATION. We did not incur goodwill amortization in the three or six months ended June 29, 2002 due to the adoption of SFAS No. 142. Goodwill amortization for the three and six months ended June 30, 2001 was $2.1 million and $4.2 million, respectively. During the three months ended September 29, 2001, we wrote off our goodwill balances after determining that they were permanently impaired.

      AMORTIZATION OF DEFERRED STOCK COMPENSATION. We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $1.3 million and $2.6 million for the three and six months ended June 29, 2002, respectively, as compared to $1.3 million and $2.7 million for the three and six months ended June 30, 2001, respectively.

      INTEREST INCOME. Interest income for the three and six months ended June 29, 2002 was $0.4 million and $0.8 million, respectively, as compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2001, respectively. The decreases were primarily due to lower interest rates on cash and short-term investments balances during the recent three and six month periods.

      INTEREST EXPENSE. Interest expense for the three and six months ended June 29, 2002 was $0.1 million and $0.3 million, respectively, as compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2001, respectively.

      PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rate, excluding the impact of amortization of goodwill and deferred stock compensation, was 29.0% in the six months ended June 30, 2002, as compared to 34.0% in the six months ended June 30, 2001. The current period's rate was lower than the prior comparable period's rate primarily due to an increase in our estimated research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal sources of liquidity as of June 29, 2002 consisted of $99.5 million in cash, cash equivalents and short-term investments in addition to our bank credit facility. Our bank credit facility is a revolving line of credit available for borrowings and letters of credit of up to the lesser of $5.0 million or 80% of eligible accounts receivable at the bank's prime lending rate (4.75% as of June 29, 2002). At June 29, 2002, a letter of credit for $0.4 million related to a building lease was outstanding under the revolving line of credit and $3.7 million was available for new borrowings or letters of credit.

      The bank facility is secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property). The line of credit prohibits the payment of cash dividends and requires the maintenance of tangible net worth and compliance with financial ratios which measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations. We believe we were in compliance with all covenants at June 29, 2002.

      We also have agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. At June 29, 2002, the amount outstanding under these agreements was $2.4 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.2 million) ranging from 12.5% to 14.6% per annum, is secured by certain equipment, and is repayable over approximately the next two years.

      During the six months ended June 29, 2002, cash provided by operating activities was $10.4 million as compared to cash provided by operating activities of $3.9 million during the six months ended June 30, 2001. This increase in cash flow was primarily due to the net income generated during the period.

      Due to the nature of our business, we experience working capital needs in the areas of accounts receivable and inventory. Typically, we bill our customers on an open account basis with net 30 day payment terms or other specific terms and conditions that may vary from account to account as individually negotiated with customers. As of June 29, 2002, we had a net accounts receivable balance of $21.3 million. If sales levels were to increase, it is likely that the level of receivables would also increase. In the event that customers delay their payments to us, the levels of accounts receivable would also increase. In the area of inventory, we believe that in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based principally upon either orders received from customers or our forecast of demand for our products. Other considerations in determining inventory levels may include the product life cycle stage of our products, customer demands for consignment inventory arrangements, and competitive situations in the marketplace. To address this difficult, subjective and complex area of judgment in determining appropriate inventory levels in a consistent manner, we apply a set of methods, assumptions and estimates to arrive at the net inventory amount by completing the following procedures which collectively comprise a critical accounting policy. First, we identify any inventory that has been previously reserved in prior periods. This inventory remains reserved until sold, destroyed or otherwise disposed of. Second, we examine the inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards as identified by our quality assurance personnel. Third, the remaining inventory not otherwise identified to be reserved is compared to an assessment of product history and forecasted demand, typically over the next six months, or actual firm backlog on hand. Finally, an analysis of the result of this methodology is compared against the product life cycle and competitive situations in the marketplace driving the outlook for the consumption of the inventory and the appropriateness of the resulting inventory levels. As of June 29, 2002, we had a net inventory balance of $8.0 million resulting from the application of this critical accounting policy which we deemed adequate to address these inventory considerations.

      Capital expenditures increased by $9.0 million to $11.7 million for the six months ended June 29, 2002 from $2.7 million for the six months ended June 30, 2001. This increase in capital expenditures was primarily due to the purchase of additional semiconductor test equipment for wireless products for GSM mobile handsets. We anticipate additional capital expenditures of approximately $8.3 million during fiscal 2002, primarily to fund additional expansion of our internal test floor, high speed capabilities and new product development activities.

      In June 2002, we entered into agreements with a newly-formed, privately-held company, ASIC Design Services, Inc. (ADS). These agreements cover
i) an initial equity investment by us in ADS of $1.3 million; ii) a contingent commitment by us to make additional equity investments in increments cumulatively totaling $2.7 million based on ADS' achievement of certain milestones and the satisfaction of other conditions; iii) ADS' grant to us of certain manufacturing, sales and marketing rights during ADS' early revenue phase, and; iv) the right, but not the obligation, to acquire ADS in its entirety at a total acquisition value of $15 million in cash or our common stock in connection with the occurrence of certain events.

      The use of this structure provides us visibility and significant influence over the direction of research and development activities of ADS. If we find the results of their development efforts to be desirable or advisable for full ownership, then we could exercise our right to acquire ADS. If we elect not to exercise our option to acquire ADS, we would still hold our preferred stock investment.

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

      Although we have experienced revenue and earnings growth in our two most recent quarterly periods, we may not be able to sustain these growth rates. We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly.

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

      In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 335 employees at June 29, 2002. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

      - an Aero Transceiver chipset, providing a highly integrated radio communication section of a GSM wireless handset with versatile interfaces to other electronic sections of the handset;

      - an ISOmodem, which is a miniaturized modem that can be embedded in electronic devices with low transmission requirements, such as credit card verification devices, to provide quick network access;

      - a family of higher speed ISOmodem product to serve additional embedded modem markets where faster transmission is required such as next generation set-top boxes;

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

      We have opened additional sales offices in international markets to expand our international sales activities in Europe and the Pacific Rim region and intend to increase our staffing in international sales. The percentage of our revenues to customers located outside of the United States was 76% in the six months ended June 29, 2002, 66% in fiscal 2001, 21% in fiscal 2000 and 7% in fiscal 1999. Our planned international sales growth will be limited if we are unable to hire additional personnel and develop relationships with international distributors. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

      In fiscal 2001, substantially all of our test operations were performed in-house. A minor portion of test operations is provided by our contract manufacturers or other third parties. In addition, we have significantly expanded our internal test capabilities in the first six months of 2002 to support our wireless products. While we expect that performing testing in-house provides us with advantages in terms of quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from foregoing the use of outside vendors and utilizing internal final testing. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

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

      During the first six months of 2002, two customers represented, in the aggregate, 24% of our total revenues. Samsung represented 13% of revenues and Agere Systems represented 11%. Most of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to effect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

      In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce. For example, Conexant is a significant competitor of ours across multiple product lines. In June, 2002, Conexant completed the spin-out of a new company named Skyworks Solutions, Inc., resulting from the combination of Conexant's wireless business merged with Alpha Industries, Inc. Conexant has also re-affirmed their intention to spin-out their Mindspeed entity which is principally focused on optical networking semiconductor components. In July 2000, Lucent Technologies spun off its microelectronics business, which included its optoelectronics components and integrated circuits division, into a separate company named Agere Systems in order to accelerate the growth of the business and alleviate strategic conflicts with Lucent's competitors. Additionally, Siemens spun off its semiconductor business in 1999 to create a more focused company named Infineon Technologies. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

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

      Our ICs are used as components in communications devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. For the six months ended June 29, 2002, our research and development expense was $16.3 million, which represented 23.3% of our revenues compared to $13.6 million, or 44.4% of our revenues for the six months ended June 30, 2001. A number of large companies in the communications industry are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. For example, we have introduced to market a RF synthesizer product for use in wireless phones operating on the GSM standard. The RF synthesizer is also compatible with GPRS standard, which we believe is the emerging data communications protocol for GSM based wireless phones. We cannot be certain whether these standards will not change, thereby making our products unsuitable or impractical. Additionally, despite the published GSM/GPRS specifications, mobile phone network operators may demand increased performance beyond specifications for this highly competitive market. In the area of optical networking, our clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET. Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in our inability to sell these products.

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

      In August 2001, TDK Semiconductor Corporation commenced a lawsuit against us for alleged willful infringement by our DAA products of a TDK-held patent. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction. In September 2001, we served and filed an answer to TDK's complaint, in which we denied the alleged infringement and asserted that their patent is invalid. On March 27, 2002, we filed an amended answer and counterclaims in which we claimed that the TDK-held patent is unenforceable due to inequitable conduct and asserted counterclaims seeking a declaration that the TDK-held patent is invalid, not infringed and unenforceable. This lawsuit may involve significant expense and may also divert our management's time and attention from other aspects of our business. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter. For further information regarding this litigation, please see "Part II, Item 1. Legal Proceedings."

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

RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

      The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with Agere Systems, AMCC, Analog Devices, Broadcom, Conexant, CP Clare, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity (formerly the Advanced Micro Devices telecom division), Maxim Integrated Products, National Semiconductor, Philips, Semtech, Skyworks Solutions Inc. (the combination of Conexant's wireless business and Alpha Industries) , Texas Instruments, Vitesse Semiconductor Corp, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Agere Systems, Intel, Motorola, Samsung and Texas Instruments, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. The sales of our wireless products into the highly competitive GSM handset market are expected to comprise a larger percentage of our future revenues resulting an increasingly competitive marketplace for our aggregate product revenue.

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

      On March 27, 2002, we filed an amended answer and counterclaims in which we claimed that the TDK-held patent is unenforceable due to inequitable conduct and asserted counterclaims seeking a declaration that the TDK-held patent is invalid, not infringed and unenforceable. We are currently in the discovery phase of this litigation.

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

SECURITIES LITIGATION

      On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court, Southern District of New York against us, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock which became effective on March 23, 2000. On April 19, 2002, a consolidated amended complaint was filed in the same court. The action is being coordinated with over 300 other nearly identical actions filed against other companies. These claims are premised on allegations that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. We intend to vigorously contest this case, and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

      We are not currently involved in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million. We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000. Another $4.3 million was used to pay off equipment loans provided by Imperial Bank. We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated on October 2, 2000. As of June 29, 2002, the remaining proceeds were invested in government securities and other short-term, investment-grade, interest bearing instruments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 24, 2002, we held our Annual Meeting of Shareholders. The matters voted upon at the meeting and the results of those votes were as follows:

      1.    Election of Directors

                              Total Vote For     Total Vote Withheld
                              Each Director      From Each Director
                              --------------     -------------------
Navdeep S. Sooch                44,003,164           1,963,517
William P. Wood                 45,648,053             318,628

      2. Ratification of the appointment of Ernst & Young LLP as independent auditors for fiscal 2002

                 Votes            Votes            Votes
                  For            Against        Abstaining
           -----------------   -----------    --------------
               45,717,570        245,455           3,656

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

     10.13  Letter Agreement dated June 4, 2002 by and between Silicon
              Laboratories Inc. and Comerica Bank-Texas.

----------------
   *  Incorporated herein by reference to the indicated filing.

   (b) During the three months ended June 29, 2002, we filed the following Current Reports on Form 8-K:

      Not applicable

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SILICON LABORATORIES INC.
                                                    (Registrant)




         July 22, 2002                              /s/ NAVDEEP S. SOOCH
--------------------------------             -----------------------------------
              Date                                     Navdeep S. Sooch
                                                         CHAIRMAN AND
                                                    CHIEF EXECUTIVE OFFICER
                                                 (PRINCIPAL EXECUTIVE OFFICER)



         July 22, 2002                              /s/ JOHN W. MCGOVERN
--------------------------------             -----------------------------------
              Date                                     John W. McGovern
                                                      VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL ACCOUNTING OFFICER)