Form 10-Q
period 2002-09-28
SILICON LABORATORIES INC
filed 2002-10-22
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended               September 28, 2002
                                ------------------------------------------------

                                       or

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------
Commission file number:
                       ---------------------------------------------------------

                             SILICON LABORATORIES INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

Delaware                                                       74-2793174
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
organization)                                              Identification No.)

4635 Boston Lane, Austin, Texas                                        78735
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 9, 2002, 48,792,338 shares of common stock of Silicon Laboratories Inc. were outstanding.
--------------------------------------------------------------------------------

                                                                                            PAGE
PART I.       FINANCIAL INFORMATION                                                        NUMBER
                                                                                           ------
     ITEM 1   Financial Statements:

              Condensed Consolidated Balance Sheets at September 28, 2002
                and December 29, 2001....................................................     3

              Condensed Consolidated Statements of Operations for the
                three and nine months ended September 28, 2002 and
                September 29, 2001.......................................................     4

              Condensed Consolidated Statements of Cash Flows for the
                nine months ended September 28, 2002 and
                September 29, 2001.......................................................     5

              Notes to Condensed Consolidated Financial Statements.......................     6

     ITEM 2   Management's Discussion and Analysis of
                Financial Condition and Results of Operations............................    10

     ITEM 3   Quantitative and Qualitative Disclosures About Market Risk.................    30

     ITEM 4   Controls and Procedures....................................................    30

PART II.      OTHER INFORMATION

     ITEM 1   Legal Proceedings..........................................................    30

     ITEM 2   Changes in Securities and Use of Proceeds..................................    31

     ITEM 3   Defaults Upon Senior Securities............................................    31

     ITEM 4   Submission of Matters to a Vote of Securities Holders......................    31

     ITEM 5   Other Information..........................................................    31

     ITEM 6   Exhibits and Reports on Form 8-K...........................................    32

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           SILICON LABORATORIES INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 28,   DECEMBER 29,
                                                                  2002            2001
                                                              -------------   -------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
    Cash and cash equivalents...............................    $ 68,943        $ 82,346
    Short-term investments..................................      35,339          18,902
    Accounts receivable, net of allowance for doubtful
      accounts of $795 at September 28, 2002 and $490 at
      December 29, 2001.....................................      29,038          10,543
    Inventories.............................................      13,046           5,221
    Deferred income taxes...................................       2,268           2,268
    Prepaid expenses and other..............................       2,065           3,073
                                                                --------        --------
Total current assets........................................     150,699         122,353
Property, equipment and software, net.......................      30,556          20,038
Goodwill and other intangible assets........................         424             199
Other assets................................................       3,243           2,431
                                                                --------        --------
Total assets................................................    $184,922        $145,021
                                                                ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable........................................    $ 20,088        $  6,999
    Accrued expenses........................................       9,139           3,897
    Deferred income on shipments to distributors............       6,511           2,862
    Current portion of long-term obligations................       1,455           2,039
    Income taxes payable....................................       1,957              --
                                                                --------        --------
Total current liabilities...................................      39,150          15,797
Long-term debt and leases...................................         410           1,363
Other long-term obligations.................................       2,725           2,454
                                                                --------        --------
Total liabilities...........................................      42,285          19,614
Stockholders' equity:
    Common stock -- $.0001 par value; 250,000 shares
      authorized; 48,791 and 48,640 shares issued and
      outstanding at September 28, 2002 and December 29,
      2001, respectively....................................           5               5
    Additional paid-in capital..............................     172,203         170,567
    Stockholder notes receivable............................        (337)           (794)
    Deferred stock compensation.............................     (14,359)        (18,603)
    Retained earnings (accumulated deficit).................     (14,875)        (25,768)
                                                                --------        --------
Total stockholders' equity..................................     142,637         125,407
                                                                --------        --------
Total liabilities and stockholders' equity..................    $184,922        $145,021
                                                                ========        ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                      SILICON LABORATORIES INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                        -----------------------------   -----------------------------
                                        SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
                                            2002            2001            2002            2001
                                        -------------   -------------   -------------   -------------
Revenues..............................     $51,786        $ 19,925        $121,819        $ 50,482
Cost of revenues......................      22,747           8,544          54,144          22,347
                                           -------        --------        --------        --------
Gross profit..........................      29,039          11,381          67,675          28,135
Operating expenses:
    Research and development..........       7,379           7,672          23,637          21,251
    Selling, general and
      administrative..................       8,653           5,362          23,627          14,197
    Goodwill amortization.............          --              --              --           4,187
    Impairment of goodwill and other
      intangible assets...............          --          34,885              --          34,885
    Amortization of deferred stock
      compensation....................       1,293           1,319           3,906           3,981
                                           -------        --------        --------        --------
Operating expenses....................      17,325          49,238          51,170          78,501
                                           -------        --------        --------        --------
Operating income (loss)...............      11,714         (37,857)         16,505         (50,366)
Other income (expense):
    Interest and other income.........         378             857           1,194           2,940
    Interest expense..................        (150)           (179)           (450)           (578)
    Equity investment loss............        (313)             --            (313)             --
                                           -------        --------        --------        --------
Income (loss) before income taxes.....      11,629         (37,179)         16,936         (48,004)
Provision (benefit) for income
  taxes...............................       3,747            (651)          6,044          (2,002)
                                           -------        --------        --------        --------
Net income (loss).....................     $ 7,882        $(36,528)       $ 10,892        $(46,002)
                                           =======        ========        ========        ========
Net income (loss) per share:
    Basic.............................     $  0.17        $  (0.79)       $   0.23        $  (1.01)
    Diluted...........................     $  0.16        $  (0.79)       $   0.21        $  (1.01)
Weighted-average common shares
  outstanding:
    Basic.............................      47,703          46,210          47,288          45,698
    Diluted...........................      50,519          46,210          50,902          45,698


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                      FINANCIAL STATEMENTS.

                                SILICON LABORATORIES INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                    (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                              --------------------------------
                                                              SEPTEMBER 28,      SEPTEMBER 29,
                                                                  2002               2001
                                                              -------------      -------------
OPERATING ACTIVITIES

Net income (loss)...........................................     $10,892           $(46,002)
Adjustments to reconcile net income (loss) to cash provided
  by operating activities:
    Depreciation and amortization of property, equipment and
      software..............................................       8,233              5,897
    Amortization of goodwill, other intangible assets and
      other assets..........................................         244              4,580
    Impairment of goodwill and other intangible assets......          --             34,885
    Amortization of deferred stock compensation.............       3,906              3,981
    Amortization of note/lease end-of-term interest
      payments..............................................         144                242
    Equity investment loss..................................         313                 --
    Income tax benefit from exercise of stock options.......         374                212
    Changes in operating assets and liabilities:
        Accounts receivable.................................     (18,495)             2,927
        Inventories.........................................      (7,825)             1,386
        Prepaid expenses and other..........................      (1,191)               108
        Income tax receivable...............................       2,086             (1,467)
        Other assets........................................         (12)                40
        Accounts payable....................................      11,864             (1,496)
        Accrued expenses....................................       5,115                941
        Deferred income on shipments to distributors........       3,649               (103)
        Deferred income taxes...............................          --               (359)
        Income taxes payable................................       1,957               (912)
                                                                 -------           --------
Net cash provided by operating activities...................      21,254              4,860

INVESTING ACTIVITIES

Purchases of short-term investments.........................     (43,986)           (43,314)
Maturities of short-term investments........................      27,663             62,538
Purchases of property, equipment and software...............     (17,528)            (4,122)
Equity investment...........................................      (1,326)                --
Purchases of other assets...................................          --               (821)
                                                                 -------           --------
Net cash provided by (used in) investing activities.........     (35,177)            14,281

FINANCING ACTIVITIES

Payments on long-term debt..................................      (1,261)            (1,130)
Payments on capital leases..................................        (276)              (401)
Proceeds from repayment of stockholder notes................         457                193
Proceeds from Employee Stock Purchase Plan..................         631                566
Net proceeds from exercises of stock options................       1,067                248
Repurchase and cancellation of common stock.................         (98)                --
                                                                 -------           --------
Net cash provided by (used in) financing activities.........         520               (524)
                                                                 -------           --------
Increase (decrease) in cash and cash equivalents............     (13,403)            18,617
Cash and cash equivalents at beginning of period............      82,346             51,902
                                                                 -------           --------
Cash and cash equivalents at end of period..................     $68,943           $ 70,519
                                                                 =======           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...............................................     $   221           $    332
                                                                 =======           ========
Income taxes paid...........................................     $ 1,617           $    793
                                                                 =======           ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                                      FINANCIAL STATEMENTS.

                           SILICON LABORATORIES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 28, 2002

1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of December 29, 2001, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the "Company") at September 28, 2002, the consolidated results of its operations for the three and nine months ended September 28, 2002 and September 29, 2001 and the consolidated statements of cash flows for the nine months ended September 28, 2002 and September 29, 2001. All intercompany accounts and transactions have been eliminated. The results of operations for the three and nine months ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year.

    The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended
December 29, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission on January 22, 2002.

INVENTORIES

    Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

                                              SEPTEMBER 28,   DECEMBER 29,
                                                  2002            2001
                                              -------------   ------------
                                               (UNAUDITED)
Work in progress............................     $10,063         $3,582
Finished goods..............................       2,983          1,639
                                                 -------         ------
                                                 $13,046         $5,221
                                                 =======         ======

EQUITY METHOD INVESTMENTS

    Where the Company has investments in affiliated companies in which it has the ability to exercise significant influence over operating and financial policies, but not control, these investments are accounted for using the equity method. When special conditions warrant, for example when the Company is the sole funding source for an affiliated company and the affiliated company has not generated sufficient cash flows to sustain its operations, the Company determines equity income measurement by using the Hypothetical Liquidation at Book Value (HLBV) method. The HLBV method is a balance-sheet oriented approach to equity method accounting and is calculated as the amount that the Company would receive or be obligated to pay if the affiliated company were to liquidate all of its assets at recorded amounts and distribute the cash to creditors and investors in accordance with their respective priorities.

    The Company records investment loss under the caption "equity investment loss" in its condensed consolidated statement of operations.

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

                           SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

EARNINGS (LOSS) PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 -------------------------------   -------------------------------
                                                 SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                      2002             2001             2002             2001
                                                 --------------   --------------   --------------   --------------
Net income (loss)..............................      $7,882          $(36,528)        $10,892          $(46,002)
Basic:
    Weighted-average shares of common stock
      outstanding..............................      48,782            48,455          48,757            48,375
    Weighted-average shares of common stock
      subject to repurchase....................      (1,079)           (2,245)         (1,469)           (2,677)
                                                     ------          --------         -------          --------
    Shares used in computing basic net income
      (loss) per share.........................      47,703            46,210          47,288            45,698
                                                     ------          --------         -------          --------
Effect of dilutive securities:
    Weighted-average shares of common stock
      subject to repurchase....................         818                --           1,249                --
    Stock options..............................       1,998                --           2,365                --
                                                     ------          --------         -------          --------
    Shares used in computing diluted net income
      (loss) per share.........................      50,519            46,210          50,902            45,698
                                                     ======          ========         =======          ========
Basic net income (loss) per share..............      $ 0.17          $  (0.79)        $  0.23          $  (1.01)
Diluted net income (loss) per share............      $ 0.16          $  (0.79)        $  0.21          $  (1.01)

    Approximately 3,782,000 and 4,120,000 common shares have been excluded from the diluted loss per share calculation for the three and nine months ended September 29, 2001, respectively, as their impact would have been anti-dilutive.

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

3.  EQUITY INVESTMENT IN A NON-PUBLICLY TRADED COMPANY

    On June 14, 2002, the Company made an equity investment in a start-up venture, ASIC Design Services, Inc. (ADS), with an initial investment of $1.3 million in the form of convertible-preferred stock. ADS is engaged in the design and development of proprietary integrated circuits (ICs) used in networking devices.

    The Company has a contingent obligation to make two additional convertible-preferred stock investments in ADS totaling $2.7 million based on ADS' achievement of certain milestones and the satisfaction of other conditions. Additionally, the Company has an exclusive right, but not the obligation, to purchase ADS for $15 million in cash or common stock in connection with the occurrence of certain events.

                           SILICON LABORATORIES INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

    At September 28, 2002, the Company's voting interest in ADS was less than 20% of the total ownership of ADS. However, the Company determined, based on APB Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK" and other relevant guidance that it has the ability to exercise significant influence, but not control, over the management of ADS as a result of its contractual rights, rights as an equity stockholder and ability to designate a member of ADS' Board of Directors, which the Company has done. Therefore, the Company has accounted for its investment in ADS using the HLBV method under the equity method of accounting. The Company is using the HLBV method to determine its equity investment loss because the Company believes that it is unlikely that the other stockholders could bear their proportionate share of ADS' loss. Under this method, the Company's loss is equivalent to ADS' cash expenditures for the period.

    For the three months ended September 28, 2002, the Company recorded an equity investment loss of $0.3 million from its investment in ADS.

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

    On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court, Southern District of New York against the Company, four of its officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company's initial public offering of common stock which became effective on March 23, 2000. On April 19, 2002, a consolidated amended complaint was filed in the same court. The action is being coordinated with over 300 other nearly identical actions filed against other companies. These claims are premised on allegations that the registration statement and prospectus for the Company's initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of the Company who had been named individually. The Company intends to vigorously contest this case, however, the Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND OUR ANNUAL REPORT ON FORM 10-K FILED JANUARY 22, 2002. EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT ON FORM 10-Q MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF OUR COMPANY AND MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW, AS WELL AS THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 22, 2002. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. OUR THIRD QUARTER OF FISCAL YEAR 2002 ENDED SEPTEMBER 28, 2002. OUR THIRD QUARTER OF FISCAL YEAR 2001 ENDED SEPTEMBER 29, 2001. ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

    We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for the communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers. We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, and optical network equipment. Customers during the first nine months of fiscal 2002 or fiscal 2001 included 3Com, Agere Systems, Ambit, Echostar, PC-TEL, Samsung, Sendo, Smart Link, Solectron, Sony, Texas Instruments, Thomson and Wavecom.

    Our company was founded in 1996. As of September 28, 2002 we had 343 employees, up from 279 at the end of fiscal 2001, 256 at the end of fiscal 2000 and 148 at the end of fiscal 1999. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

    We offer numerous mixed-signal communication ICs across eight product lines. We commenced research and development for our first IC product, the DAA, in October 1996. We introduced our DAA product in the first quarter of fiscal 1998, and first received acceptance of this product for inclusion in a customer's device, which we refer to as a "design win", in March 1998. The first commercial shipment of our DAA product was made in April 1998. Based on the success of our family of DAA products, we achieved profitability in the fourth quarter of fiscal 1998. In 1999, we introduced a voice codec product, an ISOmodem product and our RF synthesizer product. In 2000, we introduced our ProSLIC product and a clock and data recovery product suitable for SONET physical layer applications. In 2001, we introduced several products, including a GSM transceiver chipset, a digital subscriber line analog front end and added several new optical networking products. During the first nine months of 2002, our wireless products were responsible for almost half of our revenues. We have made significant progress in our revenue diversity. However, except for quarterly fluctuations, we expect to become more dependent on our wireless products for our future sales as, and to the extent, those products become more widely adopted by GSM handset manufacturers.

    Many of our customers purchase products indirectly from us through distributors and contract manufacturers. A customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. During the first nine months of 2002, two customers in aggregate, represented, 26% of our revenues. Samsung, purchasing primarily through Uniquest, represented 15% of revenues, and Wavecom, purchasing through Solectron and other contract manufacturers, represented 11% of revenues. No other single customer accounted for more than 10% of our revenues during the first nine months of 2002. Uniquest, a distributor selling product to Samsung and several other customers, represented 19% of our total revenues. Edom Technology, a distributor selling products to several customers in Asia, represented 13% of our revenues.

    The percentage of our revenues to customers located outside of the United States was 78% in the nine months ended September 28, 2002, 66% in fiscal 2001, 21% in fiscal 2000 and 7% in fiscal 1999. All of our revenues to date have been denominated in U.S. dollars. We believe that a large percentage of our revenues will continue to be made to customers outside of the United States as our products receive acceptance in international markets.

    The sales cycle for the test and evaluation of our ICs can range from 1 month to 12 months or more. An additional 3 to 6 months or more may be required before a customer ships a significant volume of devices that incorporate our ICs. Due to this lengthy sales cycle, we may experience a significant delay between incurring expenses for research and development and selling, general and administrative efforts, and the generation of corresponding sales, if any. Consequently, if sales in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters would be adversely affected. Moreover, the amount of time between initial research and development and commercialization of a product, if ever, generally is substantially longer than the sales cycle for the product. Accordingly, if we incur substantial research and development costs without developing a commercially successful product, our operating results, as well as our growth prospects, could be adversely affected.

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

    The following describes the line items set forth in our consolidated statements of operations:

    REVENUES. Revenues are generated principally by sales of our ICs. We recognize revenue upon the transfer of title, which generally occurs upon shipment to our customers. Revenues are deferred on shipments to distributors until they are resold by such distributors. Our products typically carry a one-year replacement warranty. Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products. The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products. These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes, to provide profit margin to our distributors who resell our products or in response to competition. In addition, as a product matures, we expect that the average selling price for our products will decline due to the greater availability of competing products. The sales of our wireless products into the highly competitive GSM handset market are expected to comprise a larger percentage of our revenue, resulting in increased downward pressure on our average selling prices. Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as our ability to develop new products and subsequently achieve customer acceptance of newly introduced products.

    COST OF REVENUES. Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of software license costs associated with certain products; an allocated portion of our occupancy costs; and allocable depreciation of testing equipment and leasehold improvements. Generally, we depreciate equipment over four years on a straight line basis. We also depreciate our leasehold improvements over the shorter of the estimated useful life or the applicable lease term. Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations. Generally, as production volumes for a product increase, unit production costs tend to decrease as our semiconductor fabricators and assemblers, and our internal test operation, achieve greater economies of scale for that product. Additionally, the cost of wafer procurement, which is a significant component of cost of goods sold, varies cyclically with overall demand for semiconductors and availability of supply from our subcontractors and foundries.

    RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities and the related new product mask and wafer costs, as well as an allocated portion of our occupancy costs for such operations. We depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over four years. Development activities include the design of new products and creation of new product masks and wafers and test methodologies to assure compliance with required specifications.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense consists primarily of personnel-related expenses, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, professional fees, directors' and officers' liability insurance, patent litigation legal fees, other promotional and marketing expenses, and reserves for bad debt. Write offs of uncollectible accounts have been insignificant to date.

    GOODWILL AMORTIZATION. Goodwill amortization through December 2001 includes the amortization of goodwill purchased in connection with our acquisitions of Krypton Isolation, Inc. (Krypton) in August 2000 and SNR Semiconductor Incorporated (SNR) in October 2000. Goodwill was amortized over four to five years using the straight line method. We adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, at the end of December 2001 and accordingly have ceased amortization of its goodwill.

    IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. Impairment of goodwill and other intangible assets reflects the charge to write-down that portion of the carrying value of goodwill and other intangible assets that are in excess of their fair market value.

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

    INTEREST AND OTHER INCOME. Interest and other income reflects interest earned on average cash, cash equivalents and investment balances and the gain on the sale of fixed assets. We may from time to time elect to invest in tax-advantaged short-term investments yielding lower nominal interest proceeds.

    INTEREST EXPENSE. Interest expense consists of interest on our long-term debt and capital lease obligations.

    EQUITY INVESTMENT LOSS. Equity investment loss reflects our share of losses in our equity investment, ASIC Design Services, Inc. (ADS).

    PROVISION (BENEFIT) FOR INCOME TAXES. We accrue a provision (benefit) for federal and state income tax at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and interest income from tax-advantaged short-term investments.

RESULTS OF OPERATIONS

    The following table sets forth our statement of operations data as a percentage of revenues for the periods indicated:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
                                                2002            2001            2002            2001
                                            -------------   -------------   -------------   -------------
Revenues..................................      100.0%          100.0%          100.0%          100.0%
Cost of revenues..........................       43.9            42.7            44.4            44.4
                                                -----          ------           -----           -----
Gross profit..............................       56.1            57.3            55.6            55.6
Operating expenses:
    Research and development..............       14.3            38.7            19.4            42.2
    Selling, general and administrative...       16.7            27.1            19.4            28.1
    Goodwill amortization.................         --              --              --             8.3
    Impairment of goodwill and other
      intangible assets...................         --           175.4              --            69.1
    Amortization of deferred stock
      compensation........................        2.5             6.5             3.3             7.7
                                                -----          ------           -----           -----
Operating expenses........................       33.5           247.7            42.1           155.4
                                                -----          ------           -----           -----
Operating income (loss)...................       22.6          (190.4)           13.5           (99.8)
Other income (expense):
    Interest and other income.............        0.7             4.5             0.9             5.9
    Interest expense......................       (0.3)           (1.0)           (0.4)           (1.2)
    Equity investment loss................       (0.6)             --            (0.2)             --
                                                -----          ------           -----           -----
Income (loss) before income taxes.........       22.4          (186.9)           13.8           (95.1)
Provision (benefit) for income taxes......        7.2            (3.5)            4.9            (4.0)
                                                -----          ------           -----           -----
Net income (loss).........................       15.2%         (183.4)%           8.9%          (91.1)%
                                                =====          ======           =====           =====

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2002 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001.

    REVENUES. Revenues for the three months ended September 28, 2002 were $51.8 million, an increase of $31.9 million, or 160%, from revenues of $19.9 million in the three months ended September 29, 2001. Revenues for the nine months ended September 28, 2002 were $121.8 million, an increase of $71.3 million, or 141%, from revenues of $50.5 million in the nine months ended September 29, 2001. The increases were primarily due to a significant growth in the sales of our non-DAA products, such as the Aero Transceiver, the RF Synthesizer, the ISOmodem and the ProSLIC, reflecting the growing market acceptance for those products.

    GROSS PROFIT. Gross profit for the three months ended September 28, 2002 was $29.0 million, or 56.1% of revenues, an increase of $17.6 million, as compared with gross profit of $11.4 million, or 57.3% of revenues, in the three months ended September 29, 2001. Gross profit for the nine months ended September 28, 2002 was $67.7 million, or 55.6% of revenues, an increase of $39.6 million, as compared with gross profit of $28.1 million, or 55.6% of revenues, in the nine months ended September 29, 2001. The increases in gross profit dollars were primarily due to the substantial increase in sales volume and increased utilization of our testing capacity. The decrease in gross margin in the most recent quarter was primarily due to a greater portion of our sales being comprised of our lower margin wireless products. We anticipate that gross margins may fluctuate significantly in the future due to the effect of many factors including our ability to sell existing inventory on hand, our ability to successfully introduce and sell new products, market forces that impact the selling prices for existing and new products, the extent to which our competitors introduce new products to market, the revenue mix of products, variations in manufacturing production yields and future product cost considerations with our vendors. During fiscal 2002, the sales of our wireless products into the highly competitive GSM handset market have comprised a larger percentage of our revenues, resulting in increased downward pressure on our average selling prices and gross margins.

    RESEARCH AND DEVELOPMENT. Research and development expense for the three months ended September 28, 2002 was $7.4 million, or 14.3% of revenues, which reflected a decrease of $0.3 million, or 3.9%, as compared with research and development expense of $7.7 million, or 38.7% of revenues, for the three months ended September 29, 2001. Research and development expense for the nine months ended September 28, 2002 was $23.6 million, or 19.4% of revenues, which reflected an increase of $2.3 million, or 10.8%, as compared with research and development expense of $21.3 million, or 42.2% of revenues, for the nine months ended September 29, 2001. The decrease in dollar amount for the three month period ended September 28, 2002 was principally due to lower spending for engineering masks and wafers which was caused by the timing of our development cycle for new ICs. The increase in the dollar amount of research and development expense for the nine month period ended September 28, 2002 was principally due to continued product development activities, significant increases in new product development initiatives in wireless and moderate increases in spending in optical networking product development opportunities, usage of more expensive advanced silicon complementary metal oxide semiconductor (CMOS) processes, and increased spending to develop test methodologies for new products. As a percentage of revenues, research and development expense decreased significantly due to the substantial increase in revenues for the three and nine months ended September 28, 2002. We expect that research and development expense will increase in absolute dollars in future periods as we develop new ICs, and may fluctuate as a percentage of revenues due to changes in sales volume and new product development initiatives.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense for the three months ended September 28, 2002 was $8.7 million, or 16.7% of revenues, which reflected an increase of $3.3 million, or 61.1%, as compared to selling, general and administrative expense of $5.4 million, or 27.1% of revenues, in the three months ended September 29, 2001. Selling, general and administrative expense for the nine months ended September 28, 2002 was $23.6 million, or 19.4% of revenues, which reflected an increase of $9.4 million, or 66.2%, as compared to selling, general and administrative expense of $14.2 million, or 28.1% of revenues, in the nine months ended September 29, 2001. The increases in the dollar amount of selling, general and administrative expense were principally attributable to increased staffing and legal fees incurred during patent litigation. We expect to continue to incur significant legal expenses, fluctuating with case activity, for at least the remainder of this fiscal year as a result of the ongoing infringement lawsuit filed against us by TDK Semiconductor Corporation in August 2001. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of
(1) the likelihood that indirect sales distribution channels, which typically entail the payment of commissions, will account for a larger portion of our revenues in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and
(3) potential significant variability in our future sales volume.

    GOODWILL AMORTIZATION. We did not incur goodwill amortization in the three or nine months ended September 28, 2002 due to the adoption of SFAS No. 142. Goodwill amortization for the three and nine months ended September 29, 2001 was zero and $4.2 million, respectively. During the three months ended
September 29, 2001, we wrote off our goodwill balances after determining that they were permanently impaired.

    IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. During fiscal 2001, we performed an assessment of the carrying value of the Company's long-lived assets recorded in connection with our acquisitions of Krypton and SNR. As a result of this assessment, we concluded that the value of these assets had become permanently impaired and recorded charges of $33.3 million to write off related goodwill and $1.6 million to reduce the carrying value of related intangible assets to their fair value. There was no impairment of goodwill and other intangible assets for the three and nine months ended September 28, 2002.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $1.3 million and $3.9 million for the three and nine months ended September 28, 2002, respectively, as compared to $1.3 million and $4.0 million for the three and nine months ended September 29, 2001, respectively.

    INTEREST AND OTHER INCOME. Interest income for the three and nine months ended September 28, 2002 was $0.4 million and $1.2 million, respectively, as compared to $0.9 million and $2.9 million for the three and nine months ended September 29, 2001, respectively. The decreases were primarily due to lower interest rates on cash and short-term investments balances during the recent three and nine month periods.

    INTEREST EXPENSE. Interest expense for the three and nine months ended September 28, 2002 was $0.2 million and $0.5 million, respectively, as compared to $0.2 million and $0.6 million for the three and nine months ended
September 29, 2001, respectively. The decrease for the nine month period ended September 28, 2002 was due to lower debt and lease payable balances during the recent period.

    EQUITY INVESTMENT LOSS. Equity investment loss for the three and nine months ended September 28, 2002 was $0.3 million with respect to our investment in ADS. We did not have any equity investments, and therefore no corresponding losses, during the three and nine month periods ending September 29, 2001.

    PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax provision rate, excluding the impact of goodwill amortization, impairment of goodwill and other intangible assets, and deferred stock compensation amortization, was 29.0% in the nine months ended September 28, 2002, as compared to our effective tax benefit rate of 40.5% in the nine months ended September 29, 2001. The current period's tax provision rate was lower than the prior comparable tax benefit rate primarily due to the current period's decreased tax benefit from the estimated research and development tax credit in proportion to the amount of the current period's pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity as of September 28, 2002 consisted of $104.3 million in cash, cash equivalents and short-term investments, in addition to our bank credit facility. Our bank credit facility is a revolving line of credit available for borrowings and letters of credit of up to the lesser of $5.0 million or 80% of eligible accounts receivable at the bank's prime lending rate, which was 4.75% as of September 28, 2002. At September 28, 2002, a letter of credit for $0.4 million related to a building lease was outstanding under the revolving line of credit and $4.0 million was available for new borrowings or letters of credit.

    The bank facility is secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property). The line of credit prohibits the payment of cash dividends and requires the maintenance of tangible net worth and compliance with financial ratios which measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations. We believe we were in compliance with all covenants at September 28, 2002.

    We also have agreements with three institutional lenders for equipment financing to purchase or lease equipment, leasehold improvements and software. At September 28, 2002, the amount outstanding under these agreements was $1.9 million. This indebtedness bears effective interest rates (including end-of-term interest payments of $1.2 million) ranging from 12.5% to 14.6% per annum, is secured by certain equipment, and is repayable over approximately the next two years. Based on available liquidity, we anticipate that we may retire these obligations before their scheduled maturities.

    During the nine months ended September 28, 2002, cash provided by operating activities was $21.3 million, as compared to cash provided by operating activities of $4.9 million during the nine months ended September 29, 2001. This increase in cash flow was primarily due to the net income generated during the period as a result of increased sales volume.

    Due to the nature of our business, we experience working capital needs in the area of accounts receivable. Typically, we bill our customers, or their contract manufacturers, on an open account basis with net 30 day payment terms or other specific terms and conditions that may vary from account to account as individually negotiated with customers. As of September 28, 2002, we had a net accounts receivable balance of $29.0 million. The recent increase in our accounts receivable balance is attributable primarily to increased sales levels rather than to customers delaying their payments.

    We also experience working capital needs in the area of inventory. We believe that in order to maintain an adequate supply of product for our customers, we must carry a certain level of inventory. This inventory level may vary based principally upon either orders received from customers or our forecast of demand for our products. Other factors influencing inventory levels may include the product life cycle stage of our products, customer demands for consignment inventory arrangements, and competitive situations in the marketplace. To address the difficult, subjective and complex area of judgment in determining appropriate inventory valuation in a consistent manner, we apply a set of methods, assumptions and estimates to arrive at the net inventory amount by completing the following procedures which collectively comprise a critical accounting policy. First, we identify any inventory that has been previously reserved in prior periods. This inventory remains reserved until sold, destroyed or otherwise disposed of. Second, we examine the inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards as identified by our quality assurance personnel. Third, the remaining inventory not otherwise identified to be reserved is compared to an assessment of product history and forecasted demand, typically over the next six months, or actual firm backlog on hand. Finally, an analysis of the result of this methodology is compared against the product life cycle and competitive situations in the marketplace driving the outlook for the consumption of the inventory and the appropriateness of the resulting inventory levels. As of September 28, 2002, we had a net inventory balance of $13.0 million, up from $5.2 million as of December 29, 2001. The recent increase in our inventory balance is attributable primarily to increased levels to fulfill customer purchase orders and maintain an adequate supply based on our forecast of future customer demand.

    Capital expenditures increased by $12.6 million to $17.5 million for the nine months ended September 28, 2002 from $4.9 million for the nine months ended September 29, 2001. This increase in capital expenditures was primarily due to the purchase of additional semiconductor test equipment for wireless products for GSM mobile handsets. We anticipate additional capital expenditures of approximately $2.5 million during fiscal 2002, primarily to fund additional test floor capabilities and new product development activities.

    In June 2002, we entered into agreements with a newly-formed, privately-held company, ASIC Design Services, Inc. (ADS). These agreements cover (i) an initial equity investment by us in ADS of $1.3 million; (ii) a contingent commitment by us to make additional equity investments in increments cumulatively totaling $2.7 million based on ADS' achievement of certain milestones and the satisfaction of other conditions; (iii) ADS' grant to us of certain manufacturing, sales and marketing rights during ADS' early revenue phase, and;
(iv) the right, but not the obligation, to acquire ADS in its entirety at a total acquisition value of $15 million in cash or our common stock in connection with the occurrence of certain events.

    The use of this structure provides us visibility and significant influence, but not control, over the direction of research and development activities of ADS. If we find the results of their development efforts to be desirable or advisable for full ownership, then we could exercise our right to acquire ADS. If we elect not to exercise our right to acquire ADS, we would still hold our preferred stock investment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 replaced APB No. 16 and eliminates pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon a company's adoption of SFAS No. 142, a company ceases to amortize goodwill recorded for business combinations consummated prior to July 1, 2001, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 are reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 on December 30, 2001, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, we performed a transitional goodwill impairment assessment. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on our results of operations or financial position.

    In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." The Company adopted SFAS No. 144 on December 30, 2001, but the adoption did not have a material impact on our results of operations or financial position.

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

    In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 343 employees at September 28, 2002. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

IF WE ARE UNABLE TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE IN A TIMELY MANNER, OUR OPERATING RESULTS AND COMPETITIVE POSITION COULD BE HARMED

    Our future success will depend on our ability to reduce our dependence on a few products by developing new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we occasionally have experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

    -  changing requirements of customers within the communications markets;

    -  accurate prediction of market requirements;

    -  timely completion and introduction of new designs;

    - timely qualification and certification of our ICs for use in our customers' products;

    - commercial acceptance and volume production of the products into which our ICs will be incorporated;

    -  availability of foundry, assembly, and test capacity;

    -  achievement of high manufacturing yields;

    -  quality, price, performance, power use and size of our products;

    - availability, quality, price and performance of competing products and technologies;

    -  our customer service and support capabilities and responsiveness;

    - successful development of our relationships with existing and potential customers;

    -  changes in technology, industry standards or end-user preferences; and

    - cooperation of software partners and semiconductor partners to support our chips within a system.

    We cannot provide any assurance that products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many ICs including:

    - a new generation of direct access arrangement (DAA) products, which provide enhanced computer modem functionality;

    - a family of RF synthesizers, which are used to generate high frequency signals that are used in wireless communications systems to select a particular radio channel;

    - an Aero Transceiver chipset, providing a highly integrated radio communication section of a GSM wireless handset with versatile interfaces to other electronic sections of the handset;

    - an ISOmodem, which is a miniaturized modem that can be embedded in electronic devices with low-speed transmission requirements, such as credit card verification devices, to provide quick network access;

    - a family of higher speed ISOmodem products to serve additional embedded modem markets where faster transmission is required such as next generation set-top boxes;

    - a family of ProSLIC products, which provides dial tone, busy tone, caller ID and ring signal functions at the source end of the telephone line addressing long-haul and short-haul applications;

    - a Digital Subscriber Line, or DSL, Analog Front End providing a highly integrated interface for DSL; and

    - a family of optical networking products, which features highly integrated physical layer and clock circuits designed for SONET/ATM routers, multiplexers, digital cross connects and optical transceiver modules.

    We also are actively developing other ICs. If our recently introduced or other ICs fail to achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

WE HAVE INCREASED OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY AND PLAN TO CONTINUE SUCH EFFORTS, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS INCLUDING INCREASED LOGISTICAL COMPLEXITY, POLITICAL INSTABILITY AND CURRENCY FLUCTUATIONS

    We have opened additional sales offices in international markets to expand our international sales activities in Europe and the Pacific Rim region and intend to increase our staffing in international sales. The percentage of our revenues to customers located outside of the United States was 78% in the nine months ended September 28, 2002, 66% in fiscal 2001, 21% in fiscal 2000 and 7% in fiscal 1999. Our planned international sales growth will be limited if we are unable to hire additional personnel and develop relationships with international distributors. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

WE ARE SUBJECT TO CREDIT RISKS RELATED TO OUR ACCOUNTS RECEIVABLE, ESPECIALLY WHEN CUSTOMERS PURCHASE PRODUCTS THROUGH DISTRIBUTORS AND CONTRACT MANUFACTURERS.

    We do not generally obtain letters of credit or other security for payment from customers, distributors or contract manufacturers. Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities. If we are unable to collect our accounts receivable, our operating results could be materially harmed. A significant and increasing portion of our revenues are realized through indirect channels such as distributors and contract manufacturers. At September 28, 2002, gross receivable balances from distributors and contract manufacturers totaled $21.8 million versus
$5.9 million at December 29, 2001. Distributors and contract manufacturers are frequently thinly capitalized and operate at very low profit margins, and are accordingly subject to a greater risk of insolvency. Typically, distributors and contract manufacturers are dependent on receiving payment from the ultimate customers for the resources necessary to pay us. None of our shipments to distributors and contract manufacturers are guaranteed by the ultimate customer. If for any reason a customer does not pay the distributor or contract manufacturer, there are no assurances that our direct contractual customers will have adequate working capital to enable the collection of our accounts receivable. We continue to monitor the credit worthiness and payment practice of each of the distributors or contract manufacturers, and to date have not had any significant write offs of receivable balances from them.

WE ARE SUBJECT TO INCREASED INVENTORY RISKS AND COSTS BECAUSE WE BUILD OUR PRODUCTS BASED ON FORECASTS PROVIDED BY CUSTOMERS BEFORE RECEIVING PURCHASE ORDERS FOR THE PRODUCTS

    In order to assure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs and increased obsolescence and may increase our operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers because we have less direct interaction with such contract manufacturers, and less visibility regarding their accumulated levels of inventory.

WE RELY ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS AND
THE FAILURE TO SUCCESSFULLY MANAGE OUR RELATIONSHIPS WITH OUR MANUFACTURERS AND ASSEMBLERS WOULD NEGATIVELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS

    We do not have our own wafer fab manufacturing facilities. Therefore, we must rely on third-party vendors to manufacture the ICs we design. We also currently rely principally on two third-party assembly contractors, Advanced Semiconductor Engineering and Amkor, to assemble and package the silicon chips provided by the wafers for use in final products. Additionally, we rely on third-party vendors for a portion of the testing requirements of our products prior to shipping.

    There are significant risks associated with relying on these third-party contractors, including:

    - failure by us, our customers or their end customers to qualify a selected supplier;

    -  capacity shortages during periods of high demand;

    -  potential insolvency of the third-party contractors;

    -  reduced control over delivery schedules and quality;

    -  limited warranties on wafers or products supplied to us;

    -  potential increases in prices;

    - their inability to supply or support new or changing packaging technologies; and

    -  low test yields.

    We currently do not have long-term supply contracts with any of our third-party vendors, and, therefore, they are not obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Although we believe that other semiconductor foundries or assembly contractors can adequately address our needs, we expect that it would take approximately two to nine months to transition performance of these services from our current providers to new providers. Such a transition may also require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we do not accurately forecast demand for our products, we may be unable to obtain adequate foundry or assembly capacity from our third-party contractors to meet our customers' delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and, therefore, were unable to benefit from this incremental demand. None of our third-party foundry or assembly contractors have provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

    Since our inception, substantially all of the silicon wafers for the products that we have shipped were manufactured either by Taiwan Semiconductor Manufacturing Co. or its affiliates. Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results. Additionally, a resulting write off of unusable or excess inventories would contribute to a decline in earnings.

THE SEMICONDUCTOR MANUFACTURING PROCESS IS HIGHLY COMPLEX AND, FROM TIME TO TIME, MANUFACTURING YIELDS MAY FALL BELOW OUR EXPECTATIONS, WHICH COULD RESULT IN OUR INABILITY TO TIMELY SATISFY DEMAND FOR OUR PRODUCTS.

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

OUR CURRENT MANUFACTURERS, ASSEMBLERS, TEST SERVICE PROVIDERS, AND CUSTOMERS ARE CONCENTRATED IN THE SAME GEOGRAPHIC REGION WHICH INCREASES THE RISK THAT A NATURAL DISASTER, LABOR STRIKE, WAR OR POLITICAL UNREST COULD DISRUPT OUR OPERATIONS OR SALES

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

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

    In fiscal 2001, substantially all of our test operations were performed in-house. During the first nine months of 2002, we significantly expanded our internal test capabilities to support our wireless products. However, during this same period we also outsourced a portion of test operations to our contract manufacturers or other third parties. While we expect that performing a substantial portion of testing in-house provides us with advantages in terms of quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from performing the final testing internally. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

WE HAVE DEPENDED ON OUR WIRELESS FAMILY OF PRODUCTS FOR A SIGNIFICANT AMOUNT OF OUR REVENUES IN FISCAL 2002, AND SUBSTANTIAL REDUCTIONS IN ORDERS FOR WIRELESS PRODUCTS WOULD SIGNIFICANTLY REDUCE OUR REVENUES

    During the first nine months of 2002, a significant amount of our sales were derived from sales of our wireless family of ICs. This product family, in turn, is highly dependent on sales to the GSM segment of the wireless phone industry. Continued diversification of our sales through the introduction and commercial acceptance of products other than wireless products will be required to reduce our reliance on sales of our wireless products. A decline in overall demand for wireless phones or the introduction by our competitors of products with superior price/performance characteristics could significantly reduce our sales. In addition, substantially all of our wireless products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.

WE HAVE DEPENDED ON OUR DAA FAMILY OF PRODUCTS FOR A SIGNIFICANT AMOUNT OF OUR REVENUES IN FISCAL 2002, AND SUBSTANTIAL REDUCTIONS IN ORDERS FOR DAA PRODUCTS WOULD SIGNIFICANTLY REDUCE OUR REVENUES

    During the first nine months of 2002, a significant amount of our sales were derived from sales of our DAA family of ICs. This product family, in turn, is highly dependent on sales to the personal computer industry. Continued diversification of our sales through the introduction and commercial acceptance of products other than DAA products will be required to reduce our reliance on sales of our DAA products. A decline in overall demand for personal computers or the introduction by our competitors of products with superior price/performance characteristics could significantly reduce our sales. In addition, substantially all of our DAA products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.

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

    The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the first nine months of 2002, two customers, in aggregate represented 26% of our revenues. Samsung, purchasing primarily through Uniquest, represented 15% of revenues and Wavecom, purchasing through Solectron and other contract manufacturers, represented 11% of revenues. No other single customer accounted for more than 10% of our revenues during the first nine months of 2002. Uniquest, a distributor selling products to Samsung and several customers, represented 19% of our revenues. Edom Technology, a distributor selling products to several customers in Asia, represented 13% of our revenues. Most of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to affect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

    While we have been the sole supplier of the direct access arrangement, or DAA, ICs used in many of our customers' soft modem DAA products, we anticipate that our customers will regularly evaluate alternative sources of supply in the future in order to diversify their supplier base, which would increase their negotiating leverage with us and protect their ability to secure DAA components. We believe that any second source of DAA ICs for our customers could have an adverse effect on the prices we are able to charge our customers and the volume of DAA ICs that we sell to our customers, which would negatively affect our revenues and operating results.

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

    Our ICs are used as components in communications devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. For the nine months ended September 28, 2002, our research and development expense was $23.6 million, which represented 19.4% of our revenues, compared to $21.3 million, or 42.2% of our revenues, for the nine months ended September 29, 2001. A number of large companies in the communications industry are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than would we. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. For example, we have introduced to market a RF synthesizer product for use in wireless phones operating on the GSM standard. The RF synthesizer is also compatible with GPRS standard, which we believe is the emerging data communications protocol for GSM based wireless phones. We cannot be certain whether these standards will not change, thereby making our products unsuitable or impractical. Additionally, despite the published GSM/GPRS specifications, mobile phone network operators may demand increased performance beyond specifications for this highly competitive market. In the area of optical networking, our clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET. Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in our inability to sell these products.

WE DEPEND ON OUR CUSTOMERS TO SUPPORT OUR PRODUCTS

    Our products are currently used by our customers to produce modems, telephony equipment, mobile telephones, various wireless devices and optical networking equipment. We rely on our customers to provide hardware, software, intellectual property indemnification and other technical support for the devices that use our products. If our customers do not provide the required functionality or if our customers do not provide satisfactory support for their products, the demand for these devices that incorporate our products may diminish. Any reduction in the demand for these devices would significantly reduce our revenues.

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

    In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce. For example, Conexant is a significant competitor of ours across multiple product lines. In June 2002, Conexant completed the spin-out of a new company named Skyworks Solutions, Inc., resulting from the combination of Conexant's wireless business merged with Alpha Industries, Inc. Conexant has also re-affirmed their intention to spin-out their Mindspeed entity which is principally focused on optical networking semiconductor components. In
July 2000, Lucent Technologies spun off its microelectronics business, which included its optoelectronics components and integrated circuits division, into a separate company named Agere Systems in order to accelerate the growth of the business and alleviate strategic conflicts with Lucent's competitors. Additionally, Siemens spun off its semiconductor business in 1999 to create a more focused company named Infineon Technologies. Increased competition could decrease our prices, reduce our sales, lower our margins or decrease our market share. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.

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

    In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We typically respond when appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. In the future, we may become involved in litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert our management's time and attention. Any intellectual property litigation also could force us to take specific actions, including:

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

RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

    The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with Agere Systems, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity (formerly the Advanced Micro Devices telecom division), Maxim Integrated Products, National Semiconductor, Philips, Semtech, Skyworks Solutions Inc. (the combination of Conexant's wireless business and Alpha Industries), Texas Instruments, Vitesse Semiconductor Corp, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Agere Systems, Intel, Motorola, Samsung and Texas Instruments, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. The sales of our wireless products into the highly competitive GSM handset market are expected to comprise a larger percentage of our future revenues resulting an increasingly competitive marketplace for our aggregate product revenue.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT OUR GROSS MARGINS AND REVENUES

    We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We have reduced the average unit price of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. The highly competitive GSM handset market is extremely cost sensitive due to the potentially very high volumes and stringent expectations placed on consumer electronics component suppliers for aggressive and sustained price reductions which would result in declining average selling prices. We expect that these factors will create downward pressure on our average selling prices and gross margins. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, our gross profits and revenues will suffer. To maintain gross margins, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our revenues and gross margins to decline.

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

ITEM 4. CONTROLS AND PROCEDURES

    We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 28, 2002. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to September 28, 2002.

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

    We intend to vigorously contest this case, and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period. For a description of risks associated with this pending lawsuit, please see "Risk Factors--Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business."

SECURITIES LITIGATION

    On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court, Southern District of New York against us, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock which became effective on March 23, 2000. On April 19, 2002, a consolidated amended complaint was filed in the same court. The action is being coordinated with over 300 other nearly identical actions filed against other companies. These claims are premised on allegations that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our company who had been named individually. We intend to vigorously contest this case, and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

    We are not currently involved in any other material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million. We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000. Another $4.3 million was used to pay off equipment loans provided by Imperial Bank. We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated on October 2, 2000. As of September 28, 2002, the remaining proceeds were invested in short-term, investment-grade, interest bearing instruments.

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

       3.2* Form of Amended and Restated Bylaws of Silicon Laboratories Inc.
            (filed as Exhibit 3.2 to the IPO Registration Statement).

       4.1* Specimen certificate for shares of common stock (filed as
            Exhibit 4.1 to the IPO Registration Statement).
---------------
    *   Incorporated herein by reference to the indicated filing.

   (b) During the three months ended September 28, 2002, we filed the following Current Reports on Form 8-K:

               We filed a Form 8-K on September 12, 2002 (Item 5) announcing the appointment of Russell J. Brennan as chief financial officer.

   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SILICON LABORATORIES INC.
                                              (Registrant)


     October 22, 2002                        /s/ Navdeep S. Sooch
----------------------------         --------------------------------------
           Date                                Navdeep S. Sooch
                                                 CHAIRMAN AND
                                            CHIEF EXECUTIVE OFFICER
                                         (PRINCIPAL EXECUTIVE OFFICER)


     October 22, 2002                       /s/ Russell J. Brennan
----------------------------         --------------------------------------
           Date                               Russell J. Brennan
                                              VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                         (PRINCIPAL ACCOUNTING OFFICER)

                                 CERTIFICATIONS

I, Navdeep S. Sooch, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Silicon Laboratories Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002

/s/ Navdeep S. Sooch
-------------------------------
Navdeep S. Sooch
CHAIRMAN AND
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

                                 CERTIFICATIONS

I, Russell J. Brennan, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Silicon Laboratories Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 22, 2002

/s/ Russell J. Brennan
------------------------------------
Russell J. Brennan
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)