Form 10-K
period 2002-12-28
SILICON LABORATORIES INC
filed 2003-01-22
CIK 1038074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the yearly period ended December 28, 2002

                                       Or

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from  _____________________ to _______________________

Commission file number:   ______________________________________________________

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). /X/ Yes / / No

   The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002) was $768,053,073 (assuming, for this purpose, that only directors and officers are deemed affiliates).

   There were 48,977,242 shares of the registrant's common stock issued and outstanding as of January 14, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                            SILICON LABORATORIES INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I.

   ITEM 1.  Business and Factors Affecting Future Operating Results.........   2
   ITEM 2.  Properties......................................................  24
   ITEM 3.  Legal Proceedings...............................................  24
   ITEM 4.  Submission of Matters to a Vote of Security Holders.............  25

PART II.

   ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
              Matters.......................................................  25
   ITEM 6.  Selected Consolidated Financial Data............................  26
   ITEM 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  28
   ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk......  36
   ITEM 8.  Financial Statements and Supplementary Data.....................  37
   ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  37

PART III.

   ITEM 10. Directors and Executive Officers of the Registrant..............  37
   ITEM 11. Executive Compensation..........................................  37
   ITEM 12. Security Ownership of Certain Beneficial Owners and Management
              And Related Stockholder Matters...............................  37
   ITEM 13. Certain Relationships and Related Transactions..................  38
   ITEM 14. Controls and Procedures.........................................  38

PART IV.

   ITEM 15. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K...................................................  39

                              CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "BELIEVES" OR SIMILAR LANGUAGE. YOU ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT. SILICON LABORATORIES DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

Item 1. Business and Factors Affecting Future Operating Results

GENERAL

   Silicon Laboratories Inc. designs and develops proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for the communications industry. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components of numerous communications products, including wireless phones, cable and satellite set-top boxes, personal computer modems, voice over digital subscriber line (DSL) modems, personal video recorders, telephone equipment and optical networking equipment. To develop our business rapidly, we initially focused our efforts on developing ICs for the personal computer modem market.
We applied our mixed-signal and communications expertise to the development of ICs for other high growth communications devices such as wireless telephones, cable and satellite set-top boxes, voice over DSL modems, personal video recorders and optical network applications. Our world-class, mixed-signal design engineers use standard complementary metal oxide semiconductor, or CMOS, technology to create innovative ICs that can improve the performance and dramatically reduce the cost, size and system power requirements of devices that our customers sell to their end-user customers. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products rapidly, which enables our customers to improve their time-to-market with end products that respond to end customer demand in the communications industry.

INDUSTRY BACKGROUND

   In a November 2002 report, the Semiconductor Industry Association projected that the analog IC market will grow by 19 percent in 2003 to $28 billion in total sales. Recent growth in the market for communications ICs has been due to a number of factors, including the growth of Internet usage, development of new communications technologies, availability of improved communications services at lower costs, broad deployment of optical networks and remote access requirements for corporate networks. This demand has fueled tremendous growth in the number of wireless and wireline communications devices. For example, in wireless markets, the demand for wireless phones and other wireless devices, such as personal digital assistants, has grown steadily as digital wireless services have become increasingly popular and affordable. In wireline markets, demand has increased for communications capabilities in a wide range of products, including personal computers (PCs), cable and satellite set-top boxes, fax machines, credit card verification machines, automated teller machines and personal video recorders. Consumers increasingly demand higher capacity connections at their residences using cable modems or high speed DSL. The demand for greater and faster Internet access by households and businesses has increased the need to significantly upgrade the communications backbone to handle this traffic, increasing the need for smaller, faster and better performing optical networking systems that route this traffic.

   Digital communications devices typically require analog-intensive, mixed-signal circuits that provide analog-to-digital functionality to access the communications networks to which they are connected. Traditional designs for communications devices have used mixed-signal circuits built with numerous discrete analog and digital components. While these traditional designs provide the required functionality, they can be inefficient and inadequate for use in markets where size, cost, power consumption and performance are increasingly important product differentiators. In order to improve their competitive position, communications device manufacturers need advanced mixed-signal ICs that reduce the number of discrete components and required board space to create smaller products with improved price/performance characteristics. Additionally, these manufacturers require programmable ICs that can be reconfigured to comply with numerous and constantly evolving international communications standards without altering the fundamental design of a product.

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

PRODUCTS

   We provide analog-intensive, mixed-signal ICs for use in various communication applications across eight product areas. Our products integrate the functions of numerous discrete components required by most existing mixed-signal solutions for communications devices into single chips or chipsets. By doing so, we are able to create products that, compared to many competitive products:

   -  Require less board space;

   -  Reduce the use of external components;

   -  Can offer superior performance;

   -  Provide increased reliability;

   -  Reduce system power requirements; and

   -  Reduce costs.

   The following table summarizes the product areas and applications for the various ICs that we currently sell or have introduced to customers:

PRODUCT AREAS and DESCRIPTION                                    APPLICATIONS
WIRELESS PRODUCTS

RF Synthesizer
     A radio frequency, or RF, synthesizer generates high        - GSM/GPRS wireless phones
     frequency signals that are used in wireless                 - GSM/GPRS data communications
     communications systems to select a particular radio           devices
     channel. We provide RF Synthesizers for the Global System   - Wideband CDMA 3G handsets
     for Mobile Communications (GSM)/General Packet Radio        - Wireless local area networks
     Services (GPRS) markets, as well as third generation (3G)   - Cordless phones
     wireless data handsets, industrial, science and medical     - Satellite radio receivers
     (ISM) band applications, and Wideband Code Division         - Wireless headsets
     Multiple Access (W-CDMA) applications. GPRS brings          - Wireless LAN (802.11b) modems
     wireless Internet access to GSM users through data
     transfer and signaling over GSM radio networks. Our
     synthesizers are well-suited to meet the increasing
     requirement for highly-integrated electronics that reduce
     component count and consume less power.

Aero(TM) Transceiver
     This chipset provides highly integrated transmit            - GSM/GPRS wireless phones
     and receive radio electronics that are found                - GSM/GPRS data communications
     between the antennae electronics and the digital baseband     devices
     section of a GSM/GPRS mobile handset or wireless data       - Personal digital assistants
     communication device. The Aero Transceiver addresses dual   - PCMCIA data cards
     or triple band requirements, requires a smaller footprint
     than competing solutions in this form-factor sensitive
     market and supports wireless data transmission.
     The Aero Transceiver chipset is designed using 100%
     standard CMOS process technology which enables an
     aggressive roadmap for cost reduction and integration. The most popular standard world-wide for mobile handsets is
     the GSM. The Aero Transceiver chipset is highly optimized
     to satisfy the GSM specifications.

WIRELINE PRODUCTS

Silicon Direct Access Arrangement (DAA)
     Our DAA provides the functionality of both a direct access    - PCI desktop modems
     arrangement and a codec. A direct access arrangement          - Audio Modem Riser Cards
     provides electrical isolation between a wireline device,      - Mobile Daughter Cards
     such as a modem, and the telephone line to guard against      - Notebook modems
     power surges in the telephone line, while the codec           - Communication and Network
     provides analog-to-digital and digital-to-analog                Riser (CNR) Cards
     conversion. Traditional direct access arrangement             - Modem on Motherboard
     implementations contain numerous discrete components to       - Mini PCI cards
     provide functionality comparable to that which we provide     - Fax machines
     in a single chipset. This family of products includes         - Handheld organizers
     offerings to support different computer interface             - Set-top boxes
     standards. Some versions of this chipset are programmable     - Video conferencing systems
     for differing international telephone standards, which        - Speaker phones
     enables manufacturers to distribute their products globally   - PBXs
     without costly country-specific design modifications. A       - Voice recognition systems
     complementary voice codec product can be combined with our    - Web telephony products
     DAA to support speakerphone applications.

ISOmodem(TM) Embedded Modems
     The ISOmodem combines an analog modem with a silicon DAA,     - Set-top boxes
     resulting in a complete modem implemented in a very small     - Digital cable boxes
     form factor. The ISOmodem products are designed for           - Credit card verification
     embedded modem applications, which are typically found        - Industrial power meters
     outside of the personal computer area. The ISOmodem           - Postage meters
     contains a programmable line interface that meets global      - Security systems
     telephone line requirements, allowing manufacturers to        - Remote medical monitoring
     implement a single modem design world-wide. The ISOmodem      - Japan L-mode phone
     family includes embedded modem solutions for speeds           - Personal video recorders
     ranging from 2400 bps to 56Kbps, suitable for a wide          - Point of sale (POS)
     range of applications.                                          terminals

ProSLIC(R) Subscriber Line Interface Circuits
     The ProSLIC provides the analog telephone interface on        - Telephone switchboard systems
     the source end of the telephone which generates dial          - Cable telephony
     tone, busy tone, caller ID and ring signal. Telephone         - Wireless local loop providing
     source end electronics have historically been at the            remote access for a wireline
     telephone company central office, but recently have been        system
     migrating to the customer premises for voice over             - Voice over Internet protocol
     internet protocol (VOIP) systems. Our ProSLIC product         - Voice over cable or digital
     family has offerings for short-haul applications suitable       subscriber lines
     for the customer premises as well as long-haul                - Digital broadband to analog
     applications suitable for the traditional telephone             telephone adapters
     company central office. This family includes a dual
     ProSLIC that provides for higher port density and lower
     cost per phone line. The dual ProSLIC is in the early
     stages of customer adoption and is not yet being produced
     in volume.

DSL Analog Front End
     The DSL Analog Front End, or AFE, is designed to provide      - Personal computer modems
     the connectivity functions for business or residential        - External modems
     asymmetric digital subscriber line, or ADSL, connection       - Residential gateways
     at the user end in customer premises equipment. Such a        - Network interface devices
     connection addresses the business and residential demand
     for DSL broadband higher capacity connectivity as
     compared to traditional standard dial-up analog phone
     line transmission speeds. The DSL AFE supports several
     ADSL communication standards enabling various upload and
     download data rates.  When combined with our DAA products
     for analog phone line connectivity, our combined product
     offering provides a single modem design to address both
     the prevalent analog modem and the emerging ADSL
     services. The ability to dial up the analog phone line in
     order to provision the ADSL connection or run remote
     diagnostics can assist in the implementation and
     maintenance of this ADSL broadband connection. This
     product is in the late stages of customer evaluation and
     is not yet being produced in volume.

OPTICAL NETWORKING PRODUCTS

SiPHY(TM) Optical Physical Layer Transceivers
     We offer a family of high-speed physical layer ICs that       - Optical port cards for SONET
     meet the high-speed fiber Synchronous Optical Network, or     - SONET/SDH/ATM routers
     SONET, specifications. The transceiver operates at a rate     - SONET/SDH test equipment
     of 2.5 GHz transmission speed commonly referred to as         - Optical transponder modules
     OC-48 and 10 GHz speed commonly referred to as OC-192. A      - Add/drop multiplexers
     transceiver provides both the transmit and receive            - SONET/SDH regenerators
     function in the physical layer. In addition to the            - Digital cross connects
     transceiver products, we offer a stand-alone transmitter      - Board-level serial links
     and stand-alone receiver product. We also offer a family
     of clock and data recovery chips to provide specific
     functions at multiple speeds up to the OC-48 rate. This
     IC family utilizes our proprietary digital signal
     processing technology to reduce the device's sensitivity
     to board-level noise and improve performance. This
     product is still in the early stages of customer adoption
     and has produced small amounts of revenue in certain
     product configurations.

Precision Clocks Integrated Circuits
     This precision clock product family includes various          - Optical port cards for SONET
     products ranging from general purpose clock multiplier        - SONET/SDH test equipment
     products up to high performance multi-port, redundant,        - SONET/SDH/ATM switches
     multiple frequency range clock multipliers and                - SONET/SDH/ATM routers
     regenerators. SONET optical network systems operate in a      - Optical transponder modules
     synchronous manner requiring very high precision clock
     sources. Our knowledge gained in developing the physical
     layer transceiver subsections provided us the technology
     to offer these highly precise clock products.
     Traditionally, these clock sources have been performed
     by expensive, bulky modules, complicated discrete
     implementations requiring numerous components or current
     incomplete IC offerings needing supplemental corrective
     circuitry in order to meet specifications. As the
     optical network market makes a transition from OC-48
     transmission speeds to OC-192 speeds, the need for
     precision clock sources throughout the synchronous
     optical network becomes a key design feature for our
     customers. This product is still in the early stages of
     customer adoption and has produced small amounts of
     revenue in certain product configurations.

   During fiscal 2002, sales of our wireline products and wireless products accounted for 54% and 46% of our revenues, respectively. During fiscal 2001, sales of our wireline products and wireless products accounted for 74% and 25% of our revenues, respectively. During fiscal 2000, sales of our wireline products accounted for 95% of our revenues.

CUSTOMERS, SALES AND MARKETING

   We market our products to original equipment manufacturers (OEM) and other providers of applications in the wireless, wireline and optical networking communications markets through our direct sales staff, a network of independent sales representatives, and electronics distributors. Direct and distributor customers buy on an individual purchase order basis, rather than pursuant to long-term agreements. Two of our distributors, Uniquest and Edom Technology, each selling to multiple end customers in Asia, represented 20% and 16% of our fiscal 2002 revenues, respectively. Distributors are not considered end customers, but rather serve as a sales channel to our end customers. No other distributor accounted for 10% or more of revenues for fiscal 2002.

   During fiscal 2002, our ten largest end customers accounted for 67% of our revenues. We had one end customer, Samsung, which represented 16% of our revenues. No other single end customer accounted for more than 10% of our revenues. The following is a list of our largest end customers that purchased our products in fiscal 2002 for inclusion in products or devices offered to their customers:

- Agere Systems     - PC-TEL       - Sony                  - Wavecom
- Ambit             - Samsung      - Texas Instruments
- Echostar          - Smart Link   - Thomson

   We maintain five sales offices in North America and provide European sales support through our United Kingdom subsidiary. The Asia Pacific area is supported through our Japanese and Hong Kong subsidiaries as well as a branch sales office in Taiwan. Our direct sales force includes regional sales managers in the field and area business managers at our headquarters to further support customer communications. Many of these managers have engineering degrees. We maintain a dedicated website for our field sales organization, which includes technical documentation, backlog information, order status, product availability and new product introduction information to support our communications with that organization. Additionally, we provide direct communication to all field sales personnel as part of a structured sales communications program.

   We also utilize independent sales representatives and distributors to generate sales of our products. We have relationships with many independent sales representatives and distributors worldwide whom we have selected based on their understanding of the mixed-signal IC marketplace and their ability to provide effective field sales applications support for our products. For the year ended December 28, 2002, sales through these representatives and distributors accounted for 52% of our sales.

   Our marketing efforts are targeted at both identified industry leaders and emerging market participants. Direct marketing activities are supplemented by a focused communications effort that seeks to raise awareness of the company and our products. Our public relations efforts are focused on leading trade and business publications. Our external website is used to deliver corporate information and product information. We also pursue targeted advertising in key trade publications and we have a cooperative marketing program that allows our distributors and representatives to promote our products to their local markets in conjunction with their own advertising activities. Finally we maintain a presence at strategic trade shows and industry events. These activities, in combination with direct sales activities, help drive demand for our products.

   Due to the complex and innovative nature of our ICs, we employ experienced applications engineers who work closely with customers to support the design-win process, and can significantly accelerate the customer's time required to bring a product to market. A design-win occurs when a customer has designed our ICs into its product architecture. A considerable amount of effort to assist the customer in incorporating our ICs into its products is typically required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers. The amount of time required to achieve a design-win can vary substantially depending on a customer's development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Due to this extensive design-win process, once a completed design architecture has been implemented and produced in high volumes, our customers are reluctant to significantly alter their designs. We believe this process, coupled with our intellectual property protection, promotes relatively longer product life cycles for our ICs and high barriers to entry for competitive products, even if such competing products are offered at lower prices. Finally, our close collaboration with our customers provides us with knowledge of derivative product ideas or completely new product line offerings that may not otherwise arise in other new product discussions.

RESEARCH AND DEVELOPMENT

   Through our research and development efforts, we apply our experienced analog and mixed-signal engineering talent and expertise to create new ICs that integrate functions typically performed inefficiently by multiple discrete components. This integration generally results in lower costs, smaller die sizes, lower power demands and enhanced price/performance characteristics. We attempt to reuse successful techniques for integration in new applications where similar benefits can be realized. We believe that reliable and precise analog and mixed-signal ICs can only be developed by teams of engineers that coordinate their efforts under the direction of senior engineers who have significant analog experience and are familiar with the intricacies of designing these ICs for commercial volume production. The development of test methodologies is a critical activity in releasing a new product for commercial success. We believe that we have attracted some of the best engineers in our industry. As of December 28, 2002, we had 128 employees involved in research and development.

   Research and development expenses were $32.0 million, $29.0 million and $19.4 million in fiscal 2002, 2001, and 2000, respectively.

TECHNOLOGY

   Our product development process facilitates the design of highly-innovative, analog-intensive, mixed-signal ICs. Our senior engineers start the product development process by forming an understanding of our customers' products and then design alternatives with increased functionality and with decreasing power, size and cost requirements. Our engineers' deep knowledge of existing and emerging communications standards and performance requirements help us to assess the technical feasibility of a particular IC. We target areas where we can provide compelling product improvements. Once we have solved the primary challenges, our field engineers continue to work closely with our customers' design teams to maintain and develop an understanding of our customers' needs, allowing us to formulate derivative products and refined features.

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

ANALOG CMOS DESIGN EXPERTISE

   We believe that our most significant core competency is our world-class analog design capability. Additionally, we strive to design all of our ICs in CMOS processes. There are several modern process technologies for manufacturing semiconductors including CMOS, Bipolar, BiCMOS, silicon germanium and gallium arsenide. While it is significantly more difficult to design analog ICs in CMOS, CMOS provides multiple benefits versus existing alternatives, including significantly reduced cost, reduced technology risk and greater worldwide foundry capacity. CMOS is the most commonly used process technology for manufacturing digital ICs and as a result is most likely to be used for the manufacturing of ICs with finer line geometries, which enable smaller and faster ICs. By designing our ICs in CMOS, we enable our products to benefit from this trend towards finer line geometries, which lowers the cost of the digital circuitry in our products and allows us to integrate more digital functionality into our mixed-signal ICs.

   Designing analog ICs is significantly more complicated than designing digital ICs. While advanced software tools exist to help automate digital IC design, there are far fewer tools for advanced analog IC design. In many cases, our analog circuit design efforts begin at the fundamental transistor level. We believe that we have a demonstrated ability to design the most difficult analog and RF circuits using standard CMOS technologies. For example, our DAA product family replaces bulky, discrete modem components, such as transformers, relays and opto-isolators, with highly integrated CMOS mixed-signal ICs. Similarly, bulky wireless phone components such as voltage controlled oscillators are replaced by our integrated CMOS frequency synthesizer products. Our design expertise in the technically challenging optical networking market has allowed us to reduce the number of supplemental components used in our customers' products while providing lower levels of noise in the circuit operation. This is a key technical consideration in high speed optical networks.

DIGITAL SIGNAL PROCESSING DESIGN EXPERTISE

   We consider the partitioning of a circuit's functionality to be a proprietary and creative design technique. Our digital signal processing design expertise maximizes the price/performance characteristics of both the analog and digital functions and allows our ICs to work in an optimized manner to accomplish particular tasks. Generally, we surround core analog circuitry with inexpensive digital CMOS transistors, which allows our ICs to perform the required analog functions with increased digital capabilities. For example, our ProSLIC product is designed to function more efficiently than traditional products for the source end of the telephone line, which involve a two chip combination requiring more board space and numerous external components. The ProSLIC product is partitioned by combining a core analog design that provides analog-to-digital conversion and digital-to-analog conversion with optimized digital signal processing functions such as data compression, data expansion, filtering and tone generation. In this manner, we can isolate the higher voltage required to ring a telephone in low-cost, off-chip high voltage transistors or a small, complementary high voltage chip, thereby enabling us to fulfill the remaining core functions with a single CMOS chip. As a further example, our SiPHY Optical Physical Layer Transceivers utilize an architecturally advanced phase locked loop circuit based principally on digital signal processing. By performing a significant portion of this function in the digital domain in a monolithic chip, the circuit has been able to satisfy the demanding specifications of the optical network SONET standard using inexpensive CMOS transistors.

UNDERSTANDING OF COMMUNICATION SYSTEMS TECHNOLOGY AND TRENDS

   Our focused expertise in communications ICs is the result of the breadth of engineering talent we have assembled with experience working in analog-intensive, mixed-signal CMOS design for communications applications. This expertise, which we consider a competitive advantage, is the foundation of our in-depth understanding of the technology and trends that impact communications systems and markets. We believe we have a rare ability to predict product evolution and design compelling ICs for communications manufacturers. Our expertise spans from single line plain old telephone service (POTS) to high speed SONET-based optical networks. We have also expanded our knowledge base into wireless communications. Our understanding of the role of analog/digital interfaces within communications systems and the key domestic and international telecommunications standards that must be supported are particular areas of our expertise.

MANUFACTURING

   As a fabless IC manufacturer, we conduct IC design and development in our facilities in the United States and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus ensuring the availability of manufacturing capacity over our products' life cycles. We currently rely principally on Taiwan Semiconductor Manufacturing Co.
(TSMC) to manufacture substantially all of our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

   Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then forwarded for final testing, either to our facilities in Austin, Texas or to our third-party test subcontractors, prior to shipping to our customers. We have increasingly utilized offshore third-party test subcontractors, typically in Asia where the parts are assembled and where the products are frequently delivered to our customers. We expect this trend toward utilization of offshore third-party test subcontractors to continue.

BACKLOG

   Our sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by us according to our own terms and conditions. Because industry practice allows customers to cancel orders with limited advance notice to us prior to shipment, we believe that backlog as of any particular date is not always a reliable indicator of our future revenue levels.

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

   We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous communications markets and applications, we face competition from a relatively large number of competitors. Across our product offerings, we compete with Agere Systems, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity, Maxim Integrated Products, National Semiconductor, Philips, RF Micro Devices, Semtech, Skyworks Solutions (the company resulting from the combination of Conexant's wireless business and Alpha Industries), Texas Instruments, Vitesse Semiconductor, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Our competitors may also offer bundled chipset kit arrangements offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products, including components within their products that would eliminate the need for our ICs, or by entering into strategic relationships with or acquiring other existing IC providers.

   Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, complementary product offerings, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. Current and potential competitors have established or may establish financial and strategic relationships between themselves or with our existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share.

INTELLECTUAL PROPERTY

   Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 28, 2002, we had been granted 63 United States patents in the IC field. We also have filed 98 applications for additional United States patents covering our proprietary technology. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. The patents and patent applications described above will expire at various times in the distant future.

   In addition, we claim copyright protection for proprietary documentation used in our products. We have filed for registration, or are in the process of filing for registration, of the visual image of each IC that we have manufactured in commercial quantities with the United States Copyright Office. We have registered the "Silicon Laboratories" logo and a variety of other product and product family names as trademarks in the United States. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other customary security measures. We intend to protect our rights vigorously, but there can be no assurance that our efforts will be successful. In addition, the laws of other countries in which our products are sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

   While our ability to effectively compete depends in large part on our ability to protect our intellectual property, we believe that our technical expertise and ability to introduce new products in a timely manner will be an important factor in maintaining our competitive position.

   Many participants in the semiconductor and communications industries have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, third parties may assert infringement claims against us. We may not prevail in any such litigation or may not be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Litigation, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management's time. Any such litigation could materially adversely affect us. For further information regarding patent litigation, please see "Part I, Item 3. Legal Proceedings." Our licenses include industry standard licenses with our vendors, such as wafer fabrication tool libraries, third party core libraries, computer-aided design applications and business software applications.

EMPLOYEES

   As of December 28, 2002, we employed 364 people, including 106 in manufacturing, 128 in research and development, 75 in marketing, 31 in sales and 24 in administration. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our employee relations to be good.

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

   Although we have experienced revenue and earnings growth in our three most recent quarterly periods, we may not be able to sustain these growth rates. We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly.

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

   -  changes in product mix;

   - the average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing; and

   - the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

   The markets for mobile telephones, personal computers, satellite television set-top boxes and voice over DSL applications are characterized by rapid fluctuations in demand and seasonality which result in corresponding fluctuations in the demand for our wireless and wireline products that are incorporated in such devices. Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance. Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth. In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance. For example, transceivers that provide some of the functionality provided by our RF Synthesizers have recently been introduced to market by us and our competitors. These competing transceivers are likely to result in a rapid decline in our sales of RF Synthesizers. If our Aero Transceiver does not gain sufficient market acceptance to offset the anticipated decline in our sales of RF Synthesizers, our future operating results and growth could be materially adversely affected. Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR REVENUES

   The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2002, our ten largest customers accounted for 67% of our revenues. We had one customer, Samsung, purchasing primarily through the distributor Uniquest, which represented 16% of our revenues. No other single customer accounted for more than 10% of our revenues during fiscal 2002. Two distributors, Uniquest and Edom Technology, each selling to multiple customers in Asia, represented 20% and 16% of our fiscal 2002 revenues, respectively. Most of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to affect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

   - we do not have any material long-term purchase arrangements with these or any of our other customers;

   - substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty; and

   - some of our customers have sought or are seeking relationships with our current or potential competitors which may affect our customers' purchasing decisions.

   While we have been the sole supplier of the direct access arrangement, or DAA, ICs used in many of our customers' soft modem DAA products and have also been a substantial supplier of synthesizers and transceivers to Samsung and other major GSM handset manufacturers, we anticipate that our customers will regularly evaluate alternative sources of supply in the future in order to diversify their supplier base, which would increase their negotiating leverage with us and protect their ability to secure these components. We believe that any expansion of our customers' supplier bases could have an adverse effect on the prices we are able to charge and volume of product that we are able to supply to our customers, which would negatively affect our revenues and operating results.

WE ARE SUBJECT TO RISKS RELATING TO PRODUCT CONCENTRATION AND LACK OF REVENUE DIVERSIFICATION

   We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

   - a decline in demand for any of our more significant products including our Aero Transceiver, RF Synthesizer, DAA or ISOmodem;

   -  failure of our products to achieve continued market acceptance;

   -  an improved version of our products being offered by a competitor;

   -  technological change that we are unable to address with our products; and

   - a failure to release enhanced versions of our products on a timely basis and/or the failure of these new products to achieve market acceptance.

   We are particularly dependent on sales of our wireless products, which constituted almost half of our total revenues in 2002. If the market for GSM mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR
BUSINESS

   In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 364 employees at December 28, 2002. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

   We cannot provide any assurance that products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many ICs. If our recently introduced or other ICs fail to achieve market acceptance, or if we fail to develop new products or if these new products fail to achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

   Our ICs are used as components in communications devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense in fiscal 2002 was $32.0 million, or 17.6% of revenues, compared with research and development expense of $29.0 million, or 39.1% of revenues, in fiscal 2001. A number of large companies in the communications industry are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM standard. The Aero Transceiver is also compatible with the GPRS standard, which we believe is the emerging data communications protocol for GSM based wireless phones. We cannot be certain that these standards will not change, thereby making our products unsuitable or impractical. Additionally, despite the published GSM/GPRS specifications, mobile phone network operators may demand increased performance beyond specifications for this highly competitive market. In the area of optical networking, our clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET. Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in our inability to sell these products.

WE RELY ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS AND THE FAILURE TO SUCCESSFULLY MANAGE OUR RELATIONSHIPS WITH OUR MANUFACTURERS AND ASSEMBLERS WOULD NEGATIVELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS

   We do not have our own wafer fab manufacturing facilities. Therefore, we rely principally on one third-party vendor, TSMC, to manufacture the ICs we design. We also currently rely principally on two third-party assembly subcontractors, Advanced Semiconductor Engineering and Amkor, to assemble and package the silicon chips provided by the wafers for use in final products. Additionally, we rely on third-party vendors for a portion of the testing requirements of our products prior to shipping. We also maintain testing facilities in Austin, Texas. However, we have increasingly utilized offshore third-party test subcontractors, typically in Asia where the parts are assembled and where the products are more frequently delivered to our customers. We expect this trend toward utilization of offshore third-party test subcontractors to continue.

   There are significant risks associated with relying on these third-party foundries and subcontractors, including:

   - failure by us, our customers or their end customers to qualify a selected supplier;

   -  capacity shortages during periods of high demand;

   -  potential insolvency of the third-party subcontractors;

   -  reduced control over delivery schedules and quality;

   -  limited warranties on wafers or products supplied to us;

   -  potential increases in prices;

   -  increased need for international-based supply and logistics management;

   - their inability to supply or support new or changing packaging technologies; and

   -  low test yields.

   We currently do not have long-term supply contracts with any of our third-party vendors, and, therefore, they are not obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. Although we believe that other semiconductor foundries or assembly subcontractors can adequately address our needs, we expect that it would take approximately six to twelve months to transition performance of these services from our current providers to new providers. Such a transition may also require a qualification process by our customers or their end customers. We generally place orders for products with some of our suppliers approximately four months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers. Accordingly, if we do not accurately forecast demand for our products, we may be unable to obtain adequate foundry or assembly capacity from our third-party foundry and assembly subcontractors to meet our customers' delivery requirements, or we may accumulate excess inventories. On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and, therefore, were unable to benefit from this incremental demand. None of our third-party foundry or assembly subcontractors have provided assurances to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

   Since our inception, substantially all of the silicon wafers for the products that we have shipped were manufactured either by TSMC or its affiliates. Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results. Additionally, a resulting write off of unusable or excess inventories would contribute to a decline in earnings.

WE HAVE INCREASED OUR INTERNATIONAL SALES ACTIVITIES SIGNIFICANTLY AND PLAN TO CONTINUE SUCH EFFORTS, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS INCLUDING INCREASED LOGISTICAL COMPLEXITY, POLITICAL INSTABILITY AND CURRENCY FLUCTUATIONS

   We recently established an additional international subsidiary and have opened additional sales offices in international markets to expand our international sales activities in Europe and the Pacific Rim region and intend to increase our staffing in international sales. The percentage of our revenues to customers located outside of the United States was 79% in fiscal 2002, 66% in fiscal 2001 and 21% in fiscal 2000. This percentage increase in the two most recent years reflects our progress in the areas of product and customer diversification, as many of our wireless, and increasingly, wireline customers manufacture and design their products in the Pacific Rim region. Our planned international sales growth will be limited if we are unable to hire additional personnel and develop relationships with international distributors. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

   -  political and economic instability; and

   - greater difficulty in hiring qualified technical sales and applications engineers.

   To date, all of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive.

OUR CURRENT MANUFACTURERS, ASSEMBLERS, TEST SERVICE PROVIDERS, AND CUSTOMERS ARE CONCENTRATED IN THE SAME GEOGRAPHIC REGION, WHICH INCREASES THE RISK THAT A NATURAL DISASTER, LABOR STRIKE, WAR OR POLITICAL UNREST COULD DISRUPT OUR OPERATIONS OR SALES

   Our current semiconductor wafer manufacturer's foundries are located in the same region within Taiwan and our assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers, particularly mobile telephone manufacturers, are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding or other natural disasters in Taiwan or the Pacific Rim region, or political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturer, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

   A natural disaster, labor strike, war or political unrest where our customers' facilities are located would likely reduce our sales to such customers. For example, Samsung, our largest customer, is based in South Korea and represented 16% of our fiscal 2002 revenues. North Korea's recent decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings has created unrest. Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results. In addition, a significant portion of the assembly and test for our wireless products occurs in South Korea. Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

THE SEMICONDUCTOR MANUFACTURING PROCESS IS HIGHLY COMPLEX AND, FROM TIME TO TIME, MANUFACTURING YIELDS MAY FALL BELOW OUR EXPECTATIONS, WHICH COULD RESULT IN OUR INABILITY TO SATISFY DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER.

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

   We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. Specifically, we believe that our future success is highly dependent on Navdeep Sooch, our co-founder, Chief Executive Officer and Chairman of the Board, Daniel Artusi, our President and Chief Operating Officer, Jeffrey Scott, our co-founder and Vice President, and David Welland, our co-founder and Vice President. There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal communications ICs. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

WE ARE ENGAGED IN A PATENT LAWSUIT WITH TDK SEMICONDUCTOR CORPORATION

   In August 2001, TDK Semiconductor Corporation commenced a lawsuit against us for alleged willful infringement by our DAA products of a TDK-held patent. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction. In September 2001, we served and filed an answer to TDK's complaint, in which we denied the alleged infringement and asserted that their patent is invalid. On March 27, 2002, we filed an amended answer and counterclaims in which we claimed that the TDK-held patent is unenforceable due to inequitable conduct and asserted counterclaims seeking a declaration that the TDK-held patent is invalid, not infringed and unenforceable. On November 6, 2002, the court denied our motion for summary judgment, that we did not infringe TDK's semiconductor patent rights. On January 6, 2003, the court extended discovery through July 3, 2003, set a final date for all summary judgment motions of August 4, 2003, and extended the trial date to November 2003. This lawsuit may involve significant expense and may also divert our management's time and attention from other aspects of our business. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter. For further information regarding this litigation, please see "Part I, Item 3. Legal Proceedings."

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE

   Our products rely on our proprietary technology, and we expect that future technological advances made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is and will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants, intellectual property providers, and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop effective competing technologies on their own.

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

   - obtain from the owner of the infringed intellectual property a right to a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

   -  redesign those products that use infringing intellectual property; or

   - pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

FAILURE TO MANAGE OUR DISTRIBUTION CHANNEL RELATIONSHIPS COULD IMPEDE OUR FUTURE GROWTH

   The future growth of our business will depend in part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. As we execute our indirect sales strategy, we will need to manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth.

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

   In fiscal 2001, substantially all of our test operations were performed in-house. During fiscal 2002, we significantly expanded our internal test capabilities to support our wireless products. However, during this same period we also outsourced a portion of test operations to our contract manufacturers or other third parties. While we expect that performing a substantial portion of testing in-house provides us with advantages in terms of quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities. In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs. If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from performing the final testing internally. Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel. If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

OUR CUSTOMERS REQUIRE OUR PRODUCTS TO UNDERGO A LENGTHY AND EXPENSIVE QUALIFICATION PROCESS WHICH DOES NOT ENSURE PRODUCT SALES

   Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer's system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the IC, changes in its manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

WE DEPEND ON OUR CUSTOMERS TO SUPPORT OUR PRODUCTS

   Our products are currently used by our customers to produce modems, telephony equipment, mobile telephones, various wireless devices and optical networking equipment. We rely on our customers to provide hardware, software, intellectual property indemnification and other technical support for the products supplied by our customers. If our customers do not provide the required functionality or if our customers do not provide satisfactory support for their products, the demand for these devices that incorporate our products may diminish or we may otherwise be materially adversely affected. Any reduction in the demand for these devices would significantly reduce our revenues.

WE ARE SUBJECT TO INCREASED INVENTORY RISKS AND COSTS BECAUSE WE BUILD OUR PRODUCTS BASED ON FORECASTS PROVIDED BY CUSTOMERS BEFORE RECEIVING PURCHASE ORDERS FOR THE PRODUCTS

   In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers. However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs and increased obsolescence and may increase our operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers because this causes us to have less visibility regarding the accumulated levels of inventory for such customers.

WE ARE SUBJECT TO CREDIT RISKS RELATED TO OUR ACCOUNTS RECEIVABLE, ESPECIALLY WHEN CUSTOMERS PURCHASE PRODUCTS THROUGH DISTRIBUTORS AND CONTRACT MANUFACTURERS.

   We do not generally obtain letters of credit or other security for payment from customers, distributors or contract manufacturers. Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities. If we are unable to collect our accounts receivable, our operating results could be materially harmed. A significant and increasing portion of our revenues are realized through indirect channels such as distributors and contract manufacturers, with a growing portion being located outside the United States. At December 28, 2002, gross receivable balances from distributors and contract manufacturers totaled $20.6 million versus $5.9 million at December 29, 2001. Typically, distributors and contract manufacturers are dependent on receiving payment from the ultimate customers for the resources necessary to pay us. None of our shipments to distributors and contract manufacturers are guaranteed by the ultimate customer. If for any reason a customer does not pay the distributor or contract manufacturer, there are no assurances that our direct contractual customers will have adequate working capital to enable the collection of our accounts receivable. We continue to monitor the credit worthiness and payment practice of each of the distributors or contract manufacturers, and to date have not had any significant write offs of receivable balances from them.

WE COULD SEEK TO RAISE ADDITIONAL CAPITAL IN THE FUTURE THROUGH THE ISSUANCE OF EQUITY OR DEBT SECURITIES, BUT ADDITIONAL CAPITAL MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US, OR AT ALL.

   We believe that our existing cash, cash equivalents, investments and bank credit facility will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, it is possible that we may need to raise additional funds to finance our activities or to consummate acquisitions of other businesses, products or technologies. We believe we could raise these funds, if needed, by selling equity or debt securities to the public or to selected investors. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. However, we may not be able to obtain additional funds on favorable terms, or at all. If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.

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

   -  need for financial resources above our planned investment levels;

   - difficulties in retaining business relationships with suppliers and customers of the acquired company;

   -  risks associated with entering markets in which we lack prior experience;

   -  potential loss of key employees of the acquired company; and

   - potential requirement to amortize intangible assets or write off in-process research and development and other acquisition-related expenses.

   Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could impact the ownership percentages of existing shareholders.

OUR STOCK PRICE MAY BE VOLATILE.

   The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors:

   -  actual or anticipated fluctuations in our operating results;

   - changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

   - changes in market valuations of other technology companies, particularly semiconductor companies;

   - announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

   - introduction of technologies or product enhancements that reduce the need for our products;

   -  the loss of one or more key OEM customers; and

   -  departures of key personnel.

   The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT, DELAY OR IMPEDE A CHANGE IN CONTROL OF US AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK

   Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. For example, our certificate or incorporation and bylaws provide for:

   - the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

   - the ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

   -  a prohibition on stockholder action by written consent;

   - elimination of the right of stockholders to call a special meeting of stockholders;

   - a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders; and

   - a requirement that a supermajority vote be obtained to amend or repeal certain provisions of our certificate of incorporation.

   We also are subject to the anti-takeover laws of Delaware which may discourage, delay or prevent someone from acquiring or merging with us, which may adversely affect the market price of our common stock.

THE PERFORMANCE OF OUR NEXT GENERATION DIRECT ACCESS ARRANGEMENT PRODUCTS MAY BE ADVERSELY AFFECTED BY SEVERE ENVIRONMENTAL CONDITIONS THAT MAY REQUIRE MODIFICATIONS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUES

   Although our DAA products are compliant with published specifications, these established specifications might not adequately address all conditions that must be satisfied in order to operate in harsh environments. This includes environments where there are wide variations in electrical quality, telephone line quality, static electricity and operating temperatures or that may be affected by lightning or improper handling by customers and end users. Our next generation products have had a limited period of time in the field under operation, and these environmental factors may result in unanticipated returns of our products. Any necessary modifications could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

   The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with Agere Systems, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity, Maxim Integrated Products, National Semiconductor, Philips, RF Micro Devices, Semtech, Skyworks Solutions Inc. (the company resulting from the combination of Conexant's wireless business and Alpha Industries), Texas Instruments, Vitesse Semiconductor, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers, such as Agere Systems, Intel, Motorola, Samsung and Texas Instruments, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies.

These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. We anticipate increasing competitive pressure because sales of our wireless products into the highly competitive GSM handset market are expected to comprise a larger percentage of our future revenues.

   In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce. For example, Conexant is a significant competitor of ours across multiple product areas. In June 2002, Conexant completed the spin-out of Skyworks Solutions, resulting from the combination of Conexant's wireless business with Alpha Industries. In July 2000, Lucent Technologies spun off its microelectronics business, which included its optoelectronics components and integrated circuits division, into a separate company named Agere Systems in order to accelerate the growth of the business and alleviate strategic conflicts with Lucent's competitors. Additionally, Siemens spun off its semiconductor business in 1999 to create a more focused company named Infineon Technologies.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT OUR GROSS MARGINS AND REVENUES

   We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We have reduced the average unit price of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. The highly competitive GSM handset market is extremely cost sensitive due to the potentially very high volumes and stringent expectations placed on consumer electronics component suppliers for aggressive and sustained price reductions which do result in declining average selling prices. We expect that these factors will create downward pressure on our average selling prices and gross margins. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, our gross profits and revenues will suffer. To maintain gross margins, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our revenues and gross margins to decline.

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, WHICH HAS BEEN SUBJECT TO SIGNIFICANT DOWNTURNS

   The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Specific areas of the communications markets have contributed to the overall decline and volatility of the semiconductor industry in the recent past. For example, in fiscal 2001, the semiconductor industry suffered a downturn due to reductions in the actual unit sales of personal computers and wireless phones as compared to previous robust forecasts. Additionally, changing and competing technical standards in airwave interfaces such as GSM and CDMA for mobile handsets, migration to higher speed communication protocols in the optical space and the return to prominence of the traditional bell regional operating companies compared to the competitive local exchange companies all have contributed to the volatility in the communications area of the semiconductor industry. This downturn resulted in a material adverse effect on our business and operating results in fiscal 2001.

   Due to the cyclical nature of the semiconductor industry, an upturn in business could result in increased competition for access to third-party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our ICs. None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us.

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

AVAILABLE INFORMATION

   Our Internet website address is http://www.silabs.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2. Properties

   The Company's primary facilities, housing test operations, sales and marketing, research and development, and administration are located in Austin, Texas. These facilities consist of approximately 124,000 square feet of leased floor space with lease terms expiring at various dates through December 2007. In addition to these properties, we lease approximately 5,600 square feet in Nashua, New Hampshire for engineering activities and various other smaller locations throughout the United States, England, Japan and Malaysia for sales, marketing, design and manufacturing support activities.

   We believe that these facilities are suitable and adequate to meet our current operating needs.

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

   On November 6, 2002, the court denied our motion for summary judgment that we did not infringe TDK's `984 patent as a matter of law.

   On January 6, 2003, the court extended discovery through July 3, 2003, set a final date for all summary judgment motions of August 4, 2003, and extended the trial date to November 2003.

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

SECURITIES LITIGATION

   On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court, Southern District of New York against us, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock which became effective on March 23, 2000. On April 19, 2002, a consolidated amended complaint, which is now the operative complaint, was filed in the same court. The action is being coordinated with over 300 other nearly identical actions filed against other companies. These claims are premised on allegations that the registration statement and prospectus for our initial public offering did not disclose that
(1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The action seeks damages in an unspecified amount. A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our company who had been named individually. On July 15, 2002, we moved to dismiss all claims against us and the individual defendants. The court has not ruled on this motion. Many of the parties in these actions, including us, are participating in mediation discussions. Although these discussions are underway, there are no assurances that such discussions will result in any meaningful progress towards an acceptable settlement. We intend to vigorously contest this case, and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

   We are not currently involved in any other material legal proceedings.

Item 4. Submission of Matter to a Vote of Security Holders

   None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

   Our common stock has been quoted on the Nasdaq National Market under the symbol "SLAB" since our initial public offering on March 23, 2000.

The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market. As of December 28, 2002, the end of our 2002 fiscal year, there were 296 holders of record of our common stock.

                                                           HIGH          LOW
                                                        ----------    ----------
Fiscal Year Ended December 29, 2001
  First Quarter...................................       $ 26.00       $ 11.25
  Second Quarter..................................         28.99         14.23
  Third Quarter...................................         24.20         12.95
  Fourth Quarter..................................         41.24         10.23

Fiscal Year Ended December 28, 2002
  First Quarter...................................       $ 39.65       $ 21.56
  Second Quarter..................................         37.54         21.39
  Third Quarter...................................         29.09         16.40
  Fourth Quarter..................................         30.40         17.10

   We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business. In addition, our credit agreements with our bank lender prohibits us from paying cash dividends on our capital stock without the prior consent of the lender.

   Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. A total of 3,680,000 shares of common stock were registered. We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate. The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc. The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share. The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million. We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000. Another $4.3 million was used to pay off equipment loans provided by Imperial Bank. We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000. In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions. As of December 28, 2002, the remaining proceeds were invested in short-term, investment-grade, interest bearing instruments.

Item 6. Selected Consolidated Financial Data

   The selected consolidated balance sheet data as of fiscal year ended 2002 and 2001 and the selected consolidated statements of operations data for fiscal 2002, 2001 and 2000 have been derived from audited consolidated financial statements included in this Form 10-K. The selected consolidated balance sheet data as of fiscal year ended 2000, 1999 and 1998 and the selected consolidated statements of operations data for fiscal 1999 and 1998 have been derived from audited consolidated financial statements not included in this Form 10-K.

You should read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes to those statements included in this Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                                                       Fiscal Year
                                             ---------------------------------------------------------------
                                                2002         2001         2000         1999         1998
                                             ----------    ---------    ---------    ---------    ----------
                                                          (in thousands, except per share data)
Revenues ..................................   $ 182,016    $  74,065    $ 103,103    $  46,911    $   5,609
Cost of revenues ..........................      79,939       31,930       35,601       15,770        2,371
                                              ---------    ---------    ---------    ---------    ---------

Gross profit ..............................     102,077       42,135       67,502       31,141        3,238
Operating expenses:
  Research and development ................      32,001       28,978       19,419        8,297        4,587
  Selling, general and
    administrative ........................      33,877       20,056       17,648        7,207        2,095
  Write off of in-process
    research & development ................          --           --          394           --           --
  Goodwill amortization ...................          --        4,187        3,307           --           --
  Impairment of goodwill and
    other intangible assets ...............          37       34,885           --           --           --
  Amortization of deferred
    stock compensation ....................       5,173        5,276        3,761          976            8
                                              ---------    ---------    ---------    ---------    ---------
Operating expenses ........................      71,088       93,382       44,529       16,480        6,690
Operating income (loss) ...................      30,989      (51,247)      22,973       14,661       (3,452)
Other income (expenses):
  Interest income .........................       1,582        3,624        3,964          402          261
  Interest expense ........................        (617)        (751)      (1,162)        (699)        (206)
  Other income (expense) ..................        (647)          (2)          74           --           --
                                              ---------    ---------    ---------    ---------    ---------
Income (loss) before income
  taxes ...................................      31,307      (48,376)      25,849       14,364       (3,397)
Provision (benefit) for income
  taxes ...................................      10,590       (2,803)      11,832        3,324           --
                                              ---------    ---------    ---------    ---------    ---------
Net income (loss) .........................   $  20,717    $ (45,573)   $  14,017    $  11,040    $  (3,397)
                                              =========    =========    =========    =========    =========
Net income (loss) per share:
  Basic ...................................   $     .44    $    (.99)   $     .37    $     .73    $    (.37)
  Diluted .................................   $     .41    $    (.99)   $     .29    $     .25    $    (.37)
Weighted-average common shares
  outstanding:
  Basic ...................................      47,419       45,914       38,326       15,152        9,129
  Diluted .................................      50,811       45,914       48,788       43,657        9,129

CONSOLIDATED BALANCE SHEET DATA:

                                             December 28, December 29, December 30,  January 1,   January 2,
                                                2002         2001         2000          2000         1999
                                            ------------- ------------ ------------  ----------   ----------
  Cash, cash equivalents and ..............   $ 115,166    $ 101,248    $  96,438    $  14,706    $   5,824
    short-term  investments
  Working capital .........................     122,354      106,556      103,347       14,281        5,209
  Total assets ............................     197,065      145,021      184,840       41,958       14,014
  Long-term liabilities ...................         949        3,817        5,125        6,223        2,153
  Redeemable convertible
    preferred stock .......................          --           --           --       12,750       12,750
  Total stockholders' equity
    (deficit) .............................     155,722      125,407      162,951        8,003       (5,149)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. PLEASE SEE THE "CAUTIONARY STATEMENT" AND "FACTORS AFFECTING FUTURE OPERATING RESULTS" UNDER
ITEM 1 FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. FISCAL 2002 HAD 52 WEEKS AND ENDED ON DECEMBER 28, 2002. FISCAL 2001 HAD 52 WEEKS AND ENDED ON DECEMBER 29, 2001. FISCAL 2000 HAD 52 WEEKS AND ENDED ON DECEMBER 30, 2000. FISCAL YEAR 2003 WILL HAVE 53 WEEKS WITH THE EXTRA WEEK OCCURRING IN THE
FOURTH QUARTER OF THE YEAR.

OVERVIEW

   We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for the communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers. We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, and optical network equipment. Customers during fiscal 2002 included Agere Systems, Ambit, Echostar, PC-TEL, Samsung, Smart Link, Sony, Texas Instruments, Thomson and Wavecom.

   Our company was founded in 1996. Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 364 employees at the end of fiscal 2002, from 279 employees at the end of fiscal 2001, 256 at the end of fiscal 2000, and 148 at the end of fiscal 1999. As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

   We offer numerous mixed-signal communication ICs across eight product areas. We commenced research and development for our first IC product, the DAA, in October 1996. We introduced our DAA product in the first quarter of fiscal 1998, and first received acceptance of this product for inclusion in a customer's device, which we refer to as a design win, in March 1998. The first commercial shipment of our DAA product was made in April 1998. Based on the success of our family of DAA products, we achieved profitability in the fourth quarter of fiscal 1998. In 1999, we introduced a voice codec product, an ISOmodem product and our RF synthesizer product. In 2000, we introduced our ProSLIC product and a clock and data recovery product suitable for SONET physical layer applications. In 2001, we introduced several products, including a GSM transceiver chipset, a digital subscriber line analog front end and added several new optical networking products. In 2002, we expanded our existing product areas by introducing the third-generation silicon DAA product family, Aero+ Transceiver and Wideband Dual ProSLIC. During fiscal 2002, our wireless products were responsible for almost half of our revenues. Although we have made progress in diversifying our revenue across a variety of product areas, we expect to generally become more dependent on our wireless products for our future sales as, and to the extent, those products become more widely adopted by GSM handset manufacturers. For a further description of our eight product areas, please see "Part I, Item 1. Business and Factors Affecting Future Operating Results - Products."

   Many of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. During fiscal 2002, one end customer, Samsung, represented 16% of our revenues. During fiscal 2001, three customers, in the aggregate, represented 40% of our revenues, including 15% for PC-TEL, 13% for Agere Systems and 12% for Samsung. In fiscal 2000, PC-TEL accounted for 46% of our revenues. No other single end customer accounted for more than 10% of our revenues in any of these years. Two of our distributors, Uniquest and Edom Technology, each selling products to several customers in Asia, represented 20%
and 16% of our fiscal 2002 revenues, and 14% and 12% of our fiscal 2001 revenues, respectively. No other distributor accounted for more than 10% of our revenues in fiscal years 2002, 2001 or 2000.

   The percentage of our revenues derived from customers located outside of the United States was 79% in fiscal 2002, 66% in fiscal 2001, and 21% in fiscal 2000. All of our revenues to date have been denominated in U.S. dollars. We believe that a large percentage of our revenues will continue to be derived from customers outside of the United States as our products receive acceptance in international markets.

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

   Our limited operating history and rapid growth across our product areas makes it difficult for us to assess the impact of seasonal factors on our business. Because many of our ICs are designed for use in consumer products such as PCs and wireless telephones, we expect that the demand for our products will be subject to seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand.

   The following describes the line items set forth in our consolidated statements of operations:

   REVENUES. Revenues are generated principally by sales of our ICs. We recognize revenue upon the transfer of title, which generally occurs upon shipment to our customers. Revenues are deferred on shipments to distributors until they are resold by such distributors to end customers. Our products typically carry a one-year replacement guarantee. Replacements have been insignificant to date. Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products. The vast majority of our revenues was negotiated at prices that reflect a discount from the list prices for our products. These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes, to provide profit margin to our distributors who resell our products or in response to competition. In addition, as a product matures, we expect that the average selling price for our products will decline due to the greater availability of competing products. The sales of our wireless products into the highly competitive GSM handset market are expected to comprise a larger percentage of our revenue, resulting in increased downward pressure on our average selling prices for individual products. Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as our ability to develop new products and subsequently achieve customer acceptance of newly introduced products.

   COST OF REVENUES. Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software and other intellectual property license costs; an allocated portion of our occupancy costs; and allocable depreciation of testing equipment and leasehold improvements. Generally, we depreciate equipment over four years on a straight line basis and leasehold improvements over the shorter of the estimated useful life or the applicable lease term. Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations. Generally, as production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and our internal test operations achieve greater economies of scale for that product.

Additionally, the cost of wafer procurement, which is a significant component of cost of goods sold, varies cyclically with overall demand for semiconductors and availability of supply from our foundries.

   RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities and the related new product mask and wafer costs, external consulting and services costs, as well as an allocated portion of our occupancy costs for such operations. We depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over four years. Development activities include the design of new products and creation of new product masks and wafers and test methodologies to ensure compliance with required specifications.

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

   WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT. Write off of in-process research & development reflects the write off of in-process research and development costs which we acquired in connection with our acquisition of Krypton Isolation, Inc. (Krypton).

   GOODWILL AMORTIZATION. Goodwill amortization through December 2001 includes the amortization of goodwill purchased in connection with our acquisitions of Krypton in August 2000 and SNR in October 2000. Goodwill was amortized over four to five years using the straight line method. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, at the beginning of fiscal 2002 and accordingly have ceased amortization of goodwill.

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

   OTHER INCOME (EXPENSE). Other income (expense) reflects our share of losses in our equity investment, ASIC Design Services, Inc. (ADS) and the gain on the disposal of fixed assets.

   PROVISION (BENEFIT) FOR INCOME TAXES. We accrue a provision (benefit) for federal and state income tax at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and interest income from tax-advantaged short-term investments.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2002 TO FISCAL 2001

   REVENUES. Revenues in fiscal 2002 were $182.0 million, an increase of $107.9 million, or 146%, from revenues of $74.1 million in fiscal 2001. The increase was primarily attributable to significant growth in the volume of sales for our wireless products, including the Aero Transceiver and RF Synthesizer, reflecting a growing number of customers adopting these products into their offerings. We also continued to see significant growth in the sales of our wireline products, particularly the ISOmodem and DAA, reflecting increasing demand by existing customers for these products. During fiscal 2002, we experienced normal decreases in the average selling prices for certain products. However, these price decreases were offset by the significant increases in sales volumes for our products and the introduction of higher priced next generation products and product extensions.

   GROSS PROFIT. Gross profit in fiscal 2002 was $102.1 million, or 56.1% of revenues, an increase of $59.9 million, or 142%, as compared with gross profit of $42.1 million, or 56.8% of revenues, in fiscal 2001. The increase in gross profit dollars was primarily due to the substantial increase in sales volume. The decrease in gross margin percentage was primarily due to a greater portion of our sales being comprised of our lower margin wireless products which have lower average selling prices and higher material costs than our other products. The gross margin percentage in fiscal year 2002 was also negatively impacted by start up costs associated with the rapid production ramp of our Aero Transceiver product.

   RESEARCH AND DEVELOPMENT. Research and development expense in fiscal 2002 was $32.0 million, or 17.6% of revenues, which reflected an increase of $3.0 million, or 10.4%, as compared with research and development expense of $29.0 million, or 39.1% of revenues, in fiscal 2001. The increase in the dollar amount of research and development expense was principally due to increased staffing and associated costs to pursue new product development opportunities, and continue to develop new testing methodologies for newly introduced and existing products. As a percentage of revenues, research and development expense decreased significantly due to the substantial increase in revenues in fiscal 2002. We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales volume and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense in fiscal 2002 was $33.9 million, or 18.6% of revenues, which reflected an increase of $13.8 million, or 68.9%, as compared to selling, general and administrative expense of $20.0 million or 27.0% of revenues, in fiscal 2001. The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing and associated costs, legal fees incurred during patent litigation, sales commissions associated with our higher revenues and employee bonuses resulting from increased earnings. We expect to continue to incur significant legal expenses, fluctuating with case activity, during fiscal year 2003 as a result of the ongoing infringement lawsuit filed against us by TDK Semiconductor Corporation in August 2001. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) the likelihood that indirect sales distribution channels, which typically entail the payment of commissions, will account for a larger portion of our revenues in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future sales volume.

   GOODWILL AMORTIZATION. We did not incur goodwill amortization in fiscal 2002 due to the adoption of SFAS No. 142. Goodwill amortization in fiscal 2001 was $4.2 million. In fiscal 2001, we wrote off the majority of our goodwill balances after determining that they were permanently impaired.

   IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS. During fiscal 2001, we performed an assessment of the carrying value of our long-lived assets recorded in connection with our acquisitions of Krypton and SNR. As a result of this assessment, we concluded that the value of these assets had become permanently impaired and recorded charges of $33.3 million to write off related goodwill and $1.6 million to reduce the carrying value of related intangible assets to their fair value. During fiscal 2002, we determined that the remaining goodwill of $37,000 related to Krypton was impaired and wrote off the balance. There were no other impairments of goodwill and other intangible assets in fiscal 2002.

   AMORTIZATION OF DEFERRED STOCK COMPENSATION. We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $5.2 million in fiscal 2002, as compared to $5.3 million in fiscal 2001. In fiscal 2003, we expect our amortization expense to stay at roughly this same level.

   INTEREST INCOME. Interest income in fiscal 2002 was $1.6 million, as compared to $3.6 million in fiscal 2001. The decrease was generally due to lower interest rates on cash and short-term investments balances during the current year and our transition to tax-exempt investments which bear even lower interest rates.

   INTEREST EXPENSE. Interest expense in fiscal 2002 was $0.6 million as compared to $0.8 million in fiscal 2001. The decrease in interest expense was primarily due to lower debt and lease payable balances during the recent period. In December 2002. we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions. As a result, we expect to pay little to no interest expense in fiscal 2003.

   OTHER INCOME (EXPENSE). Other expense in fiscal 2002 was $0.6 million, which primarily reflects our share of the losses in our investment in ADS. We did not have any equity investments, and therefore no corresponding losses, in fiscal 2001.

   PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax provision rate, excluding the impact of goodwill amortization, impairment of goodwill and other intangible assets, and deferred stock compensation amortization, was 29.0% in fiscal 2002, as compared to our effective tax benefit rate of 69.6% in fiscal 2001. Such fiscal 2002 effective tax provision rate reflects our tax benefits from our estimated research and development tax credit, tax-exempt interest income, and other deductions. The effective tax benefit in fiscal 2001 was attributable to our pre-tax loss as well as tax benefits from our estimated research and development tax credit, tax-exempt interest income and other deductions. For additional information regarding our provision (benefit) for income taxes, see Note 8 of the Notes to Consolidated Financial Statements.

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

   INTEREST INCOME. Interest income in fiscal 2001 was $3.6 million as compared to $4.0 million in fiscal 2000. This decrease was primarily due to lower prevailing interest rates.

   INTEREST EXPENSE. Interest expense in fiscal 2001 was $0.8 million as compared to $1.2 million in fiscal 2000. The decrease in interest expense was primarily due to lower levels of debt in fiscal 2001.

   OTHER INCOME (EXPENSE). Other expense in fiscal 2001 was $2,000 as compared to other income of $0.1 million in fiscal 2000.

   PROVISION (BENEFIT) FOR INCOME TAXES. Our effective tax rate, excluding the impacts of non-deductible write off of in-process research & development, amortization of goodwill, impairment of goodwill and other intangible assets and deferred stock compensation, was a benefit of 69.6% in fiscal 2001, as compared to our effective tax provision rate of 35.5% in fiscal 2000. The fiscal 2001 tax benefit rate was higher than the fiscal 2000 tax provision rate primarily due to the fiscal 2001 increased tax benefit from the estimated research and development tax credit in proportion to the amount of the fiscal 2001 pre-tax loss.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal sources of liquidity as of December 28, 2002 consisted of $115.2 million in cash, cash equivalents and short-term investments. Our short term investments consist primarily of obligations of municipalities and agencies of the U.S. government that have initial maturities of less than one year.

   In addition, we have credit available under a bank credit facility with a revolving line of credit for borrowings and letters of credit of up to the lesser of $5.0 million or 80% of eligible accounts receivable at the bank's prime lending rate, which was 4.25% as of December 28, 2002. At December 28, 2002, a letter of credit for $0.4 million related to a building lease was outstanding under the revolving line of credit and $4.6 million was available for new borrowings or letters of credit. The bank facility is secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property). The line of credit prohibits the payment of cash dividends and requires the maintenance of tangible net worth and compliance with financial ratios that measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations. We believe we were in compliance with all covenants at December 28, 2002.

   Net cash provided by operating activities was $39.0 million in fiscal 2002, compared to $11.7 million in fiscal 2001. Fiscal 2002 operating cash flows reflect our net income of $20.7 million, as adjusted for non-cash charges (depreciation and amortization and equity investment loss) of $19.4 million, and a net decrease in the non-cash components of our working capital of $1.1 million. The increase in operating cash flow during fiscal 2002 was principally due to net income generated by a higher volume of sales over a relatively fixed cost structure.

   Net cash used in investing activities was $46.3 million in fiscal 2002, compared to net cash generated of $18.7 million in fiscal 2001. The decrease in cash flows from investing activities during fiscal 2002 was principally due to the net purchase of short-term investments of $22.1 million, capital expenditures of $21.5 million, and investment in other assets of $2.7 million. Capital expenditures increased by $16.1 million from 2001 principally due to the purchase of additional semiconductor test equipment to allow us to test our wireless products for GSM mobile handsets. We also made investments in other assets of $2.7 million to acquire certain technology rights during fiscal 2002, including a $1.3 million equity investment in ADS, a privately-held company engaged in the development of ICs for networking devices.

   We anticipate capital expenditures of $12 million for fiscal 2003. Assuming the achievement by ADS of certain development milestones and satisfaction of other conditions, we may be required to make an additional equity investment in ADS of $1.5 million in fiscal 2003. Additionally, as part of our growth strategy, we will also continue to evaluate opportunities to invest in or acquire other business or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities.

   Net cash used in financing activities was $1.1 million in fiscal 2002, compared to net cash generated of $25,000 in fiscal 2001. The decrease in cash flows from financing activities during fiscal 2002 was principally due to the prepayment of $2.4 million to extinguish our debt and lease obligations with three institutional lenders. The decrease was partially offset by the proceeds from stock option exercises and employee stock purchases.

The following is a summary of our consolidated contractual payment obligations at December 28, 2002 (see Note 7 of the consolidated financial statements), in thousands:

                      2003      2004      2005      2006      2007     Thereafter
                     -------   -------   -------   -------   -------  ------------
Facilities leases,
  net ............   $ 2,071   $ 2,088   $ 2,144   $ 1,691   $ 1,022    $    --

   Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects and the expansion of our sales and marketing activities. We believe our existing cash balances and credit facility are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported. Changes in the facts and circumstances could have a significant impact on the resulting financial statements. We believe the following critical accounting policies affect our more complex judgments and estimates. We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and gross profit on sales to distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

   Inventory Valuation - We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales history, backlog and forecasts, product marketing plans and product life cycles. To address the difficult, subjective and complex area of judgment in determining appropriate inventory valuation in a consistent manner, we apply a set of methods, assumptions and estimates to arrive at the net inventory amount by completing the following: First, we identify any inventory that has been previously reserved in prior periods. This inventory remains reserved until sold, destroyed or otherwise disposed of. Second, we examine the inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards as identified by our quality assurance personnel and provide reserves. Third, the remaining inventory not otherwise identified to be reserved is compared to an assessment of product history and forecasted demand, typically over the last six months and next six months, or actual firm backlog on hand. Finally, an analysis of the result of this methodology is compared against the product life cycle and competitive situations in the marketplace driving the outlook for the consumption of the inventory and the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower than originally projected, additional inventory write-downs may be required.

   Impairment of long-lived assets - We review long-lived assets, including goodwill, fixed assets and purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast.

   Allowance for doubtful accounts - We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past their contractual due date, the current business environment, and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future. Accounts receivable write-offs to date have been immaterial.

   Income Taxes - We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance against the deferred tax asset. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and could result in additional assessments of income tax. In our opinion, adequate provisions for income taxes have been made for all years.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 replaced Accounting Principles Board (APB) No. 16 and eliminates pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon a company's adoption of SFAS No. 142, a company ceases to amortize goodwill recorded for business combinations consummated prior to July 1, 2001, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 are reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 on December 30, 2001, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, we performed a transitional goodwill impairment assessment. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on our results of operations or financial position.

   In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF; however, it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale." We adopted SFAS No. 144 on December 30, 2001, but the adoption did not have a material impact on our results of operations or financial position.

   In June 2002 the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial statements.

   In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO.
123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. Since we are continuing to account for stock-based compensation according to APB 25, our adoption of SFAS No. 148 requires us to provide prominent disclosures about the effects of FAS 123 on reported income and will require us to disclose these affects in the interim financial statements as well.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   All of our investments are entered into for other than trading purposes.
Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on our investment holdings as of December 28, 2002, an immediate 1% decline in the interest rates for such instruments would decrease our annual interest income by $1.1 million. We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

Item 8. Financial Statements and Supplementary Data

   The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

PART III

   Certain information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The information under the caption "Ownership of Securities," appearing in the Proxy Statement, is incorporated herein by reference.

Equity Compensation Plan Information

   The following table provides information as of December 28, 2002 with respect to shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options assumed by us in connection with the acquisition of a company which originally granted those options. Footnote (4) to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 28, 2002, and the weighted average exercise price of those options. No additional options may be granted under such assumed plan.

                                           A                    B                            C
                                 --------------------    ----------------     -------------------------------
                                       Number of                                   Number of Securities
                                   Securities to be                               Remaining Available for
                                      Issued Upon        Weighted Average          Future Issuance Under
                                      Exercise of         Exercise Price         Equity Compensation Plans
                                      Outstanding         of Outstanding      (Excluding Securities Reflected
      Plan Category                     Options              Options                   in Column A)
------------------------         --------------------    ----------------     -------------------------------
  Equity Compensation Plans
  Approved by Shareholders(1)          8,349,879(2)          $ 19.91                   1,639,962(3)

  Equity Compensation Plans
  Not Approved by Shareholders                --                  --                          --

  Total                                8,349,879             $ 19.91                   1,639,962

(1) Consists of our 2000 Stock Incentive Plan and our Employee Stock Purchase Plan.

(2) Excludes purchase rights accruing under our Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, each eligible employee may contribute up to 15% of his or her base salary to purchase shares of our common stock at semi-annual intervals on the last U.S. business day of April and October each year at a purchase price per share equal to 85% of the lower of (i) the closing selling price per share of our common stock on the employee's entry date into the two-year offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.

(3) Consists of shares available for future issuance under our Employee Stock Purchase Plan and our 2000 Stock Incentive Plan. As of December 28, 2002, an aggregate of 709,005 shares of our common stock were available for issuance under our Employee Stock Purchase Plan and 930,957 shares of our common stock were available for issuance in connection with future awards under our 2000 Stock Incentive Plan. In addition, the share reserves under our Employee Stock Purchase Plan and 2000 Stock Incentive Plan increase on the first trading day of January of each calendar year by 0.5% and 5%, respectively, of the total number of shares of our common stock outstanding on the last trading day of the immediately preceding calendar year (subject to a maximum annual increase of 250,000 and 3,000,000 shares, respectively). The share reserve under our 2000 Stock Incentive Plan also increases to the extent we repurchase shares pursuant to our repurchase rights under our prior plan.

(4) The table does not include information for the equity compensation plan assumed by the Company in connection with the acquisition of a company which originally established such plan. As of December 28, 2002, a total of 655 shares of our common stock were issuable upon exercise of outstanding options under such assumed plan. The weighted average exercise price of those outstanding options is $35.40 per share. No additional options may be granted under such assumed plan.

Item 13. Certain Relationships and Related Transactions

   The information under the heading "Certain Transactions," appearing in the Proxy Statement, is incorporated herein by reference.

Item 14. Controls and Procedures

   We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 28, 2002 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

SEC's rules and forms. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to December 28, 2002.

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)  1.   Financial Statements

                           SILICON LABORATORIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                PAGE
          Report of Independent Auditors......................................   F-1

          Consolidated balance sheets at December 28, 2002 and December 29,
          2001................................................................   F-2

          Consolidated statements of operations for the years ended
          December 28, 2002, December 29, 2001, and December 30, 2000.........   F-3

          Consolidated statements of changes in stockholders' equity for the years ended December 28, 2002, December 29, 2001, and December 30,
          2000................................................................   F-4

          Consolidated statements of cash flows for the years ended
          December 28, 2002, December 29, 2001, and December 30, 2000.........   F-5

          Notes to consolidated financial statements .........................   F-6

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

     During fiscal year 2002, we filed the following Current Reports on Form
     8-K:

               We filed a Form 8-K on September 12, 2002 (Item 5) announcing the appointment of Russell J. Brennan as chief financial officer.

               We filed a Form 8-K on October 22, 2002 (Item 9) providing certification to the Securities and Exchange Commission, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(c)  Exhibits

     Exhibit
     Number
     ------
        3.1*    Form of Fourth Amended and Restated Certificate of
                   Incorporation of Silicon Laboratories Inc. filed as Exhibit
                   3.1 to the Registrant's Registration Statement on Form S-1
                   (Securities and Exchange Commission File No. 333-94853 (the
                   "IPO Registration Statement")).

     Exhibit
     Number
     ------
        3.2*    Form of Amended and Restated Bylaws of Silicon Laboratories Inc.
                  filed as Exhibit 3.2 to the IPO Registration Statement.

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

       10.7*    Lease Agreement dated June 29, 2000 by and between Silicon
                  Laboratories Inc. and Stratus 7000 West Joint Venture. (filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended July 1, 2000)

       10.8*    Master Revolving Note dated September 5, 2001 by and between
                  Silicon Laboratories Inc. and Comerica Bank-Texas filed as
                  Exhibit 10.1 to the Quarterly Report on Form 10-Q dated
                  October 22, 2001.

       10.9*    Security Agreement dated September 5, 2001 by and between
                  Silicon Laboratories Inc. and Comerica Bank-Texas filed as
                  Exhibit 10.3 to the Quarterly Report on Form 10-Q dated
                  October 22, 2001.

      10.10*    Advance Formula Agreement dated September 5, 2001 by and between
                  Silicon Laboratories Inc. and Comerica Bank-Texas filed as
                  Exhibit 10.4 to the Quarterly Report on Form 10-Q dated
                  October 22, 2001.

      10.11*    Letter Agreement dated June 4, 2002 by and between Silicon
                  Laboratories Inc. and Comerica Bank-Texas filed as Exhibit
                  10.13 to the Quarterly Report on Form 10-Q dated July 22,
                  2002.

      21        Subsidiaries of the Registrant.

      23.1      Consent of Ernst & Young LLP, Independent Auditors.

      99.1      Certification to the Securities and Exchange Commission, as
                  required by Section 906 of the Sarbanes-Oxley Act of 2002.

      *  Incorporated herein by reference to the indicated filing.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on January 22, 2003.


                                                    SILICON LABORATORIES INC.

                                                    By: /s/ Navdeep S. Sooch
                                                        ----------------------
                                                          Navdeep S. Sooch
                                                           CHIEF EXECUTIVE
                                                           OFFICER AND CHAIRMAN
                                                           OF THE BOARD

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              NAME                               TITLE                           DATE
              ----                               -----                           ----
                                      Chief Executive Officer and
      /s/ Navdeep S. Sooch               Chairman of the Board             January 22, 2003
----------------------------------   (principal executive officer)
        Navdeep S. Sooch


                                      Vice President and Chief
     /s/ Russell J. Brennan              Financial Officer                 January 22, 2003
----------------------------------    (principal financial and
       Russell J. Brennan                accounting officer)


      /s/ Jeffrey W. Scott            Vice President and Director          January 22, 2003
----------------------------------
        Jeffrey W. Scott


      /s/ David R. Welland            Vice President and Director          January 22, 2003
----------------------------------
        David R. Welland


       /s/ William P. Wood            Director                             January 22, 2003
----------------------------------
         William P. Wood


        /s/ H. Berry Cash             Director                             January 22, 2003
----------------------------------
          H. Berry Cash


       /s/ William G. Bock            Director                             January 22, 2003
----------------------------------
         William G. Bock

                                 CERTIFICATIONS

I, Navdeep S. Sooch, certify that:

   1. I have reviewed this annual report on Form 10-K of Silicon Laboratories Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 22, 2003

/s/ Navdeep S. Sooch
--------------------------

Navdeep S. Sooch
CHAIRMAN AND
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

                                 CERTIFICATIONS

I, Russell J. Brennan, certify that:

   1. I have reviewed this annual report on Form 10-K of Silicon Laboratories Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 22, 2003

/s/ Russell J. Brennan
--------------------------

Russell J. Brennan
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Silicon Laboratories Inc.

   We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at December 28, 2002 and December 29, 2001, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States.


                                            /s/ ERNST & YOUNG LLP

Austin, Texas
January 15, 2003

                            SILICON LABORATORIES INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   DECEMBER 28,    DECEMBER 29,
                                                       2002            2001
                                                   ------------    ------------
                     ASSETS
Current assets:
   Cash and cash equivalents ...................   $     73,950    $     82,346
   Short-term investments ......................         41,216          18,902
   Accounts receivable, net of allowance for
     doubtful accounts of $945 at December 28,
     2002 and $490 at December 29, 2001 ........         27,501          10,543
   Inventories .................................         13,319           5,221
   Deferred income taxes .......................          4,921           2,268
   Prepaid expenses and other ..................          1,841           3,073
                                                   ------------    ------------
Total current assets ...........................        162,748         122,353
Property, equipment and software, net ..........         29,781          20,038
Goodwill and other intangible assets ...........            450             199
Other assets ...................................          4,086           2,431
                                                   ------------    ------------
Total assets ...................................   $    197,065    $    145,021
                                                   ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................   $     13,272    $      6,999
   Accrued expenses ............................          8,505           3,897
   Deferred income on shipments to distributors.         10,147           2,862
   Current portion of long-term obligations ....             --           2,039
   Income taxes payable ........................          8,470              --
                                                   ------------    ------------
Total current liabilities ......................         40,394          15,797
Long-term debt and leases ......................             --           1,363
Other long-term obligations ....................            949           2,454
                                                   ------------    ------------
Total liabilities ..............................         41,343          19,614

Commitments and contingencies

Stockholders' equity:
   Common stock--$.0001 par value; 250,000
     shares authorized; 48,904 and 48,640
     shares issued and outstanding at
     December 28, 2002 and December 29, 2001,
     respectively ..............................              5               5
   Additional paid-in capital ..................        174,088         170,567
   Stockholder notes receivable ................           (228)           (794)
   Deferred stock compensation .................        (13,092)        (18,603)
   Retained earnings (deficit) .................         (5,051)        (25,768)
                                                   ------------    ------------
Total stockholders' equity .....................        155,722         125,407
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $    197,065    $    145,021
                                                   ============    ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                            SILICON LABORATORIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED
                                              --------------------------------------------
                                              DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                  2002            2001            2000
                                              ------------    ------------    ------------
Revenues ..................................   $    182,016    $     74,065    $    103,103
Cost of revenues ..........................         79,939          31,930          35,601
                                              ------------    ------------    ------------
Gross profit ..............................        102,077          42,135          67,502
Operating expenses:
   Research and development ...............         32,001          28,978          19,419
   Selling, general and administrative ....         33,877          20,056          17,648
   Write off of in-process research &
     development ..........................             --              --             394
   Goodwill amortization ..................             --           4,187           3,307
   Impairment of goodwill and other
     intangible assets ....................             37          34,885              --
   Amortization of deferred stock
     compensation .........................          5,173           5,276           3,761
                                              ------------    ------------    ------------
Operating expenses ........................         71,088          93,382          44,529
                                              ------------    ------------    ------------
Operating income (loss) ...................         30,989         (51,247)         22,973
Other income (expense):
   Interest income ........................          1,582           3,624           3,964
   Interest expense .......................           (617)           (751)         (1,162)
   Other income (expense) .................           (647)             (2)             74
                                              ------------    ------------    ------------
Income (loss) before income taxes .........         31,307         (48,376)         25,849
Provision (benefit) for income taxes ......         10,590          (2,803)         11,832
                                              ------------    ------------    ------------

Net income (loss) .........................   $     20,717    $    (45,573)   $     14,017
                                              ============    ============    ============
Net income (loss) per share:
   Basic ..................................   $       0.44    $      (0.99)   $       0.37
   Diluted ................................   $       0.41    $      (0.99)   $       0.29
Weighted-average common shares
   outstanding:
   Basic ..................................         47,419          45,914          38,326
   Diluted ................................         50,811          45,914          48,788

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                                     SILICON LABORATORIES INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                           (IN THOUSANDS)

                                               Common Stock
                                    -----------------------------------
                                     Number                  Additional  Stockholder    Deferred    Retained      Total
                                       Of           Par       Paid-In       Notes        Stock      Earnings   Stockholders'
                                     Shares        Value      Capital     Receivable  Compensation  (Deficit)     Equity
                                    ---------    ---------   ----------  -----------  ------------  ---------  -------------
Balance as of January 1, 2000 ....     30,016            3   $  19,014    $  (1,472)   $ (15,330)   $   5,788    $   8,003

 Conversion of Preferred Stock
   to Common Stock ...............     13,884            2      12,849           --           --           --       12,851
 Net Proceeds from Initial
   Public Offering ...............      3,200           --      90,646           --           --           --       90,646
 Compensation expense related to
   warrants ......................         --           --         153           --           --           --          153
 Exercises of stock options ......        573           --       1,705           --           --           --        1,705
 Income tax benefit from
   exercise of stock options .....         --           --       1,685           --           --           --        1,685
 Repurchase and cancellation of
   unvested shares ...............        (25)          --         (70)          --           --           --          (70)
 Repayment of stockholder notes
   receivable ....................         --           --          --          270           --           --          270
 Employee Stock Purchase Plan ....         29           --         700           --           --           --          700
 Deferred stock compensation .....         --           --       9,458           --       (9,458)          --           --
 Amortization of deferred  stock
   compensation ..................         --           --          --           --        3,761           --        3,761
 Purchase acquisitions ...........        440           --      29,264           --          (34)          --       29,230
 Net income ......................         --           --          --           --           --       14,017       14,017
                                    ---------    ---------   ---------    ---------    ---------    ---------    ---------

Balance as of December 30, 2000 ..     48,117            5     165,404       (1,202)     (21,061)      19,805      162,951

 Exercises of stock options and
   warrants ......................        469           --         587           --           --           --          587
 Income tax benefit from
   exercise of stock options .....         --           --         662           --           --           --          662
 Repurchase and cancellation of
   unvested shares ...............        (14)          --         (24)          24           --           --           --
 Repayment of stockholder notes
   receivable ....................         --           --          --          384           --           --          384
 Employee Stock Purchase Plan ....         68           --       1,120           --           --           --        1,120
 Deferred stock compensation .....         --           --       2,818           --       (2,818)          --           --
 Amortization of deferred stock
   compensation ..................         --           --          --           --        5,276           --        5,276
 Net loss ........................         --           --          --           --           --      (45,573)     (45,573)
                                    ---------    ---------   ---------    ---------    ---------    ---------    ---------

Balance as of December 29, 2001 ..     48,640            5     170,567         (794)     (18,603)     (25,768)     125,407

 Exercises of stock options ......        238           --       1,483           --           --           --        1,483
 Income tax benefit from
   exercise of stock options .....         --           --       1,170           --           --           --        1,170
 Repurchase and cancellation of
   unvested shares ...............        (51)          --         (98)          --           --           --          (98)
 Repayment of stockholder notes
   receivable ....................         --           --          --          566           --           --          566
 Employee Stock Purchase Plan ....         77           --       1,304           --           --           --        1,304
 Deferred stock compensation .....         --           --        (338)          --          338           --           --
 Amortization of deferred stock
   compensation ..................         --           --          --           --        5,173           --        5,173
 Net income ......................         --           --          --           --           --       20,717       20,717
                                    ---------    ---------   ---------    ---------    ---------    ---------    ---------
Balance as of December 28, 2002 ..     48,904            5   $ 174,088    $    (228)   $ (13,092)   $  (5,051)   $ 155,722
                                    =========    =========   =========    =========    =========    =========    =========


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                                   FINANCIAL STATEMENTS.


                                         SILICON LABORATORIES INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)

                                                                                                      YEAR ENDED
                                                                                     --------------------------------------------
                                                                                     DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                                         2002            2001            2000
                                                                                     ------------    ------------    ------------
OPERATING ACTIVITIES

Net income (loss) .................................................................. $     20,717    $    (45,573)   $     14,017
Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Depreciation and amortization of property, equipment and software ................       11,755           7,968           6,218
  Amortization of goodwill, other intangible assets and other assets ...............          445           4,608           3,532
  Impairment of goodwill and other intangible assets ...............................           37          34,885              --
  Amortization of deferred stock compensation ......................................        5,173           5,276           3,761
  Amortization of note/lease end-of-term interest payments .........................          214             322             323
  Equity investment loss ...........................................................          662              --              --
  Compensation expense related to stock options, direct stock issuance, and warrants
    to non-employees ...............................................................           --              --             153
  Income tax benefit from exercise of stock options ................................        1,170             662           1,685
  Changes in operating assets and liabilities:
    Accounts receivable ............................................................      (16,958)          3,072          (3,105)
    Inventories ....................................................................       (8,098)          1,998          (3,847)
    Prepaid expenses and other .....................................................       (1,099)            839          (1,165)
    Income tax receivable ..........................................................        2,086          (2,086)             --
    Other assets ...................................................................           20              71            (811)
    Accounts payable ...............................................................        6,273            (979)            847
    Accrued expenses ...............................................................        4,501           1,491           1,136
    Deferred income on shipments to distributors ...................................        7,285             222           1,634
    Deferred income taxes ..........................................................       (3,614)           (152)           (302)
    Income taxes payable ...........................................................        8,470            (912)         (1,466)
                                                                                     ------------    ------------    ------------
Net cash provided by operating activities ..........................................       39,039          11,712          22,610

INVESTING ACTIVITIES

Purchases of short-term investments ................................................      (77,062)        (59,210)        (63,012)
Maturities of short-term investments ...............................................       54,993          84,138          25,593
Purchases of property, equipment and software ......................................      (21,498)         (5,400)        (15,843)
Purchases of other assets ..........................................................       (2,719)           (821)         (1,250)
Acquisition of businesses, net of cash acquired ....................................           --              --         (14,433)
                                                                                     ------------    ------------    ------------
Net cash provided by (used in) investing activities ................................      (46,286)         18,707         (68,945)

FINANCING ACTIVITIES

Proceeds from long-term debt .......................................................           --              --           3,532
Payments on long-term debt .........................................................       (3,940)         (1,535)         (6,350)
Payments on capital leases .........................................................         (464)           (531)           (493)
Proceeds from repayment of stockholder notes .......................................          566             384             270
Proceeds from exercise of warrants .................................................           --              --             100
Proceeds from Employee Stock Purchase Plan (exercises)..............................        1,304           1,120             700
Repurchase and cancellation of common stock ........................................          (98)             --             (70)
Net proceeds from initial public offering ..........................................           --              --          90,646
Net proceeds from exercises of stock options .......................................        1,483             587           1,705
                                                                                     ------------    ------------    ------------
Net cash provided by (used in) financing activities ................................       (1,149)             25          90,040
                                                                                     ------------    ------------    ------------
Increase (Decrease) in cash and cash equivalents ...................................       (8,396)         30,444          43,705
Cash and cash equivalents at beginning of period ...................................       82,346          51,902           8,197
                                                                                     ------------    ------------    ------------
Cash and cash equivalents at end of period ......................................... $     73,950    $     82,346    $     51,902
                                                                                     ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid ...................................................................... $        319    $        424    $        827
                                                                                     ============    ============    ============
Income taxes paid (received), net .................................................. $      3,248    $     (1,104)   $     11,855
                                                                                     ============    ============    ============

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                                   FINANCIAL STATEMENTS.


                            SILICON LABORATORIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 2002

1. ORGANIZATION

   Silicon Laboratories Inc. (the Company), a Delaware corporation, develops and markets mixed-signal analog intensive integrated circuits (ICs) for the global communications markets. Within the semiconductor industry, the Company is known as a "fabless" company meaning that the ICs are manufactured by third-party semiconductor companies.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal year 2002 ended on December 28, fiscal year 2001 ended on December 29 and fiscal year 2000 ended on December 30. All of the periods presented have 52 weeks. Fiscal year 2003 will have 53 weeks with the extra week occurring in the fourth quarter of the year.

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The functional currency of the Company's foreign subsidiaries is the U.S. dollar; accordingly, all translation gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in net income (loss).

CASH AND CASH EQUIVALENTS

   Cash and cash equivalents consist of cash deposits and investments with a maturity of ninety days or less when purchased.

SHORT-TERM INVESTMENTS

   The Company's short-term investments have original maturities greater than ninety days and less than one year and have been classified as available-for-sale securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The carrying value of all available-for-sale securities approximates their fair value due to their short-term nature. Short-term investments at December 28, 2002 and December 29, 2001 consist of the following (in thousands):

                                    Carrying Value
                              ---------------------------
                              December 28,   December 29,
                                  2002           2001
                              ------------   ------------
Municipal Securities ........ $     33,237   $     15,867
Auction Rate Securities .....        7,979          3,035
                              ------------   ------------
                              $     41,216   $     18,902
                              ============   ============

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, receivables, accounts payable, and borrowings. The Company believes all of these financial instruments are recorded at amounts that approximate their current market values.

INVENTORIES

   Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following
(in thousands):

                                        December 28,        December 29,
                                            2002                2001
                                     -----------------   -----------------
Work in progress...................  $           7,291   $           3,582
Finished goods.....................              6,028               1,639
                                     -----------------   -----------------
                                     $          13,319   $           5,221
                                     =================   =================

PROPERTY, EQUIPMENT, AND SOFTWARE

   Property, equipment, and software are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets (generally four to five years). Amortization of assets recorded under capital leases is computed using the straight-line method over the shorter of the asset's useful life or the term of the lease and such amortization is included with depreciation expense. Leasehold improvements are depreciated over the contractual lease period or their useful life, whichever is shorter. Property, equipment and software consist of the following (in thousands):

                                        December 28,          December 29,
                                            2002                  2001
                                     -----------------     -----------------
Equipment..........................  $          38,970     $          24,917
Computers and purchased software...             10,249                 8,633
Furniture and fixtures.............              1,079                   940
Leasehold improvements.............              3,032                 2,182
                                     -----------------     -----------------
                                                53,330                36,672
Accumulated depreciation..........             (23,549)              (16,634)
                                     -----------------     -----------------
                                     $          29,781     $          20,038
                                     =================     =================

LONG-LIVED ASSETS

   The Company evaluates its long-lived assets in accordance with FASB SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

EQUITY METHOD INVESTMENTS

   Where the Company has investments in affiliated companies in which it has the ability to exercise significant influence over operating and financial policies, but not control, these investments are accounted for using the equity method. When special conditions warrant, for example when the Company is the sole funding source for an affiliated company and the affiliated company has not generated sufficient cash flows to sustain its operations, the Company determines equity income measurement by using the Hypothetical Liquidation at Book Value (HLBV) method. The HLBV method is a balance-sheet oriented approach to equity method accounting and is calculated as the amount that the Company would receive if the affiliated company were to liquidate all of its assets at recorded amounts and distribute the cash to creditors and investors in accordance with their respective liquidation preferences.

   The Company records investment loss under the caption other income (expense) in its consolidated statement of operations.

USE OF ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, accounts receivables, long-lived assets and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

RISKS AND UNCERTAINTIES

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of such receivables. The following table summarizes the changes in the allowance for doubtful accounts receivable (in thousands):

Balance at January 1, 2000...........................................  $  569
Balance acquired from Krypton Isolation, Inc. (Krypton) purchase.....      56
Additions charged to costs and expenses..............................     133
Write-off of uncollectible accounts..................................      --
                                                                       ------

Balance at December 30, 2000.........................................     758
Additions (reductions) charged to costs and expenses.................    (229)
Write-off of uncollectible accounts..................................     (39)
                                                                       ------

Balance at December 29, 2001.........................................     490
Additions charged to costs and expenses..............................     455
Write-off of uncollectible accounts..................................      --
                                                                       ------

Balance at December 28, 2002.........................................  $  945
                                                                       ======

   Substantially all of the Company's products are fabricated by Taiwan Semiconductor Manufacturing Co. (TSMC). The inability of TSMC to deliver wafers to the company on a timely basis could impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, financial condition and results of operations.

   The following is a detail of the Company's end customers that accounted for greater than 10% of revenue in the respective fiscal years:

                                                    Year Ended
                           ------------------------------------------------------------
                              December 28,          December 29,         December 30,
                                  2002                  2001                 2000
                           -----------------     -----------------    -----------------
Customer A...............         16%                   12%                  --%
Customer B...............         --                    15                   46
Customer C...............         --                    13                   --

   Two of our distributors, Uniquest and Edom Technology, each selling products to several end customers in Asia, represented 20% and 16% of our fiscal 2002 revenues, respectively. No other distributor accounted for more than 10% of our revenues in fiscal years 2002, 2001 or 2000.

   As of December 28, 2002, two distributors and one end customer accounted for 29%, 26% and 12% of gross accounts receivable, respectively. As of December 29, 2001, two distributors and one end customer accounted for 21%, 21% and 10% of gross accounts receivable, respectively. As of December 30, 2000, two end customers accounted for 58% and 11% of gross accounts receivable, respectively.

REVENUE RECOGNITION

   Revenue from product sales direct to customers is recognized upon title transfer, which generally occurs upon shipment. Certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, the Company defers revenue and gross profit on such sales until the product is sold by the distributors to the end customer.

ADVERTISING

   Advertising costs are expensed as incurred. Advertising expenses were $527,000, $472,000 and $717,000 in the fiscal years ended December 28, 2002,
December 29, 2001 and December 30, 2000, respectively.

STOCK-BASED COMPENSATION

   FASB SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company's basis for electing accounting treatment under APB Opinion No. 25 is principally due to the satisfactory incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE.

   The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                                  Year Ended
                                                  --------------------------------------------
                                                  December 28,    December 29,    December 30,
                                                      2002            2001            2000
                                                  ------------    ------------    ------------
Net income (loss) - as reported..........         $     20,717    $   (45,573)    $    14,017
Total stock-based compensation cost, net
  of related tax effects included in the
  determination of net income as
  reported...............................                5,173          5,276           3,761
The stock-based employee compensation
  cost, net of related tax effects, that
  would have been included in the
  determination of net income if the fair
  value based method had been applied to
  all awards.............................              (25,137)       (18,482)         (8,658)
                                                  ------------    -----------     -----------
Pro forma net income (loss)..............         $        753    $   (58,779)    $     9,120

Earnings per share
  Basic - as reported....................         $       0.44    $     (0.99)    $      0.37
  Basic - pro forma......................         $       0.02    $     (1.28)    $      0.24

  Diluted - as reported..................         $       0.41    $     (0.99)    $      0.29
  Diluted - pro forma....................         $       0.02    $     (1.28)    $      0.19

OTHER COMPREHENSIVE INCOME (LOSS)

   In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no material differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

INCOME TAXES

   The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

SEGMENT INFORMATION

   The Company has one operating segment, mixed-signal communication integrated circuits (ICs), consisting of eight product areas. The Company's chief operating decision maker is considered to be the Chief Executive Officer and Chairman of the Board. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the consolidated level.

   Approximately $144.7 million, $48.7 million and $22.1 million of the Company's revenues were from export sales for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively. The operations and assets of the Company's wholly owned subsidiaries were immaterial in all periods presented.

RECLASSIFICATIONS

   Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

EARNINGS (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                  Year Ended
                                                  --------------------------------------------
                                                  December 28,    December 29,    December 30,
                                                      2002            2001            2000
                                                  ------------    ------------    ------------
Net income (loss)..........................       $     20,717    $   (45,573)    $     14,017

Basic:
   Weighted-average shares of common stock
     outstanding...........................             48,780         48,431           43,628
   Weighted-average shares of common stock
     subject to repurchase.................             (1,361)        (2,517)          (5,302)
                                                  ------------    -----------     ------------
   Shares used in computing basic net
     income (loss) per share...............             47,419         45,914           38,326
                                                  ------------    -----------     ------------

Effect of dilutive securities:
   Weighted-average shares of common stock
     subject to repurchase.................              1,130            --             5,131
   Convertible preferred stock and warrants                 --            --             3,235
   Stock options...........................              2,262            --             2,096
                                                  ------------    -----------     ------------
   Shares used in computing diluted net
     income (loss) per share...............             50,811         45,914           48,788
                                                  ============    ===========     ============

Basic net income (loss) per share..........       $       0.44    $     (0.99)    $       0.37
Diluted net income (loss) per share........       $       0.41    $     (0.99)    $       0.29

   Approximately 2,156,000, 4,199,000 and 462,000 weighted-average dilutive potential shares of common stock have been excluded from the diluted net income (loss) per share calculation for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively, as their impact would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, BUSINESS COMBINATIONS and GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 replaces Accounting Principles Board Opinion (APB) No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon a company's adoption of SFAS No. 142, a company ceases to amortize goodwill recorded for business combinations consummated prior to July 1, 2001, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 are reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 on December 30, 2001, the beginning of fiscal 2002. In connection with the adoption of SFAS No. 142, the Company has performed a transitional goodwill impairment assessment. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's results of operations and financial position since the Company's existing balances of goodwill and other intangible assets were not significant.

   In June 2002 the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of SFAS No. 146 will have a material impact on its financial statements.

   In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR
STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. Since the Company is continuing to account for stock-based compensation according to APB 25, adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the affects of FAS 123 on reported income (loss) and will require the Company to disclose these affects in the interim financial statements as well.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

       The components of intangible assets are as follows (in thousands):

                                                            Customer     Acquired
                                               Workforce      Base      Technology    Patents     Goodwill       Total
                                               ---------    --------    ----------    -------    ----------    ---------
Balance at December 30, 2000..............     $     309    $    922    $      863    $   104    $   37,488    $  39,686
Amortization..............................          (168)       (101)         (106)       (40)       (4,187)      (4,602)
Write-down of assets......................            (6)       (821)         (757)        --       (33,301)     (34,885)
                                               ---------    --------    ----------    -------    ----------    ---------
Balance at December 29, 2001..............           135          --            --         64            --          199
Adjustments...............................          (135)         --            --         --           135           --
Acquisition of assets.....................            --          --            --        350            --          350
Amortization..............................            --          --            --        (62)           --          (62)
Write-down of assets......................            --          --            --         --           (37)         (37)
                                               ---------    --------    ----------    -------    ----------    ---------
Net balance at December 28, 2002..........     $      --    $     --    $       --    $   352    $       98    $     450
                                               =========    ========    ==========    =======    ==========    =========

   During fiscal 2001, the Company performed an assessment of the carrying value of the Company's long-lived assets recorded in connection with the Company's acquisitions of Krypton and SNR. This assessment was performed pursuant to Statement of FASB SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company performed this assessment because it became aware of the following factors and circumstances:

- The revenue streams associated with those assets had decreased significantly since their acquisition and the Company did not expect to have any significant or identifiable future cash flows related to those assets;
- The Company determined that further development or alternative uses of the acquired technologies were remote; and
- The Krypton office was closed in August of 2001 and the related workforce had since either ceased to work for the Company or been reassigned to new projects which were unrelated to the projects on which they previously worked.

   The Company compared the carrying value for those assets that had separately identifiable cash flows to the projected undiscounted future cash flows to be derived from those assets over their remaining estimated useful lives. The Company placed no value on those assets that did not have separately identifiable cash flows as the factors normally judged to constitute future value, such as the expectation of future business, revenues and/or cash flows, the expectation of ongoing development of new products, the good name and reputation of the acquired company, etc. appeared to be absent.

   As a result of this assessment, the Company concluded that the value of those assets had become permanently impaired and recorded charges for $33.3 million and $37,000 to write-down related goodwill in fiscal 2001 and 2002, respectively, and $1.6 million to reduce the carrying value of related intangible assets to their fair value in fiscal 2001.

4. EQUITY INVESTMENT IN A NON-PUBLICLY TRADED COMPANY

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

   At December 28, 2002, the Company's voting interest in ADS was less than 20% of the total ownership of ADS. However, the Company determined, based on APB Opinion No. 18 THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK and other relevant guidance that it has the ability to exercise significant influence, but not control, over the management of ADS as a result of its contractual rights, rights as an equity stockholder, ability to designate a member of ADS' Board of Directors, which the Company has done, and its position as their primary funding source for future operations. Therefore, the Company has accounted for its investment in ADS using the Hypothetical Liquidation at Book Value (HLBV) method under the equity method of accounting. The Company is using the HLBV method to determine its equity investment loss because the Company believes that it is unlikely that the other stockholders could bear their proportionate share of ADS' loss. Under this method, the Company's loss is equivalent to ADS' cash expenditures for the period.

   For the fiscal year ended December 28, 2002, the Company recorded an equity investment loss of $0.7 million from its investment in ADS, included in other expense.

5. LONG-TERM LIABILITIES

   The Company has a revolving line of credit agreement (the Agreement) with a commercial bank. Under the provisions of the Agreement, the line of credit allows for borrowings of up to the lesser of $5 million or 80% of eligible accounts receivable at the bank's prime lending rate (4.25% as of December 28, 2002). The bank facility is secured by the Company's accounts receivable, inventory, capital equipment and other unsecured assets (excluding intellectual property). At December 28, 2002 and December 29, 2001, a letter of credit for $0.4 million relating to a building lease was outstanding under the facility. As a result, available borrowings under this facility were $4.6 million at December 28, 2002 and December 29, 2001. There are covenants related to net worth and liquidity associated with this line of credit, with which the Company is in compliance as of December 28, 2002.

Long-term debt and leases consist of the following:

                                                                               December 28,     December 29,
                                                                                  2002             2001
                                                                               ------------     ------------
                                                                                     (in thousands)
Note payable, at 9.08%, payable in monthly installments of $24,800
  through March 1, 2003 with a $200,600 interest payment due at maturity...... $         --     $       351
Note payable, at 9.77%, payable in monthly installments of $4,100
  through June 1, 2003........................................................           --              68
Note payable, at 9.91%, payable in monthly installments of $14,000
  through September 1, 2003...................................................           --             270
Note payable, at 10.22%, payable in monthly installments of $5,800
  through December 1, 2003....................................................           --             126
Note payable, at 6.71%, payable in monthly installments of $30,600
  through February 28, 2003 with a $243,200 interest payment due at maturity..           --             411
Note payable, at 6.92%, payable in monthly installments of $19,300
  through July 31, 2003 with a $152,900 interest payment due at maturity......           --             347
Note payable, at 7.13%, payable in monthly installments of $40,000 to $46,000
  through April 30, 2004 with a $399,200 interest payment due at maturity.....           --           1,184
Note payable, at 7.5%, payable in monthly installments of $9,900 to $11,400
  through April 30, 2004 with a $98,100 interest payment due at maturity......           --             292
Capital lease obligations.....................................................           --             353
                                                                               ------------     -----------
                                                                                         --           3,402
Current portion...............................................................           --          (2,039)
                                                                               ------------     -----------
Long-term portion............................................................. $         --     $     1,363
                                                                               ============     ===========

   The notes payable and capital lease obligations represent borrowings from three institutional financing providers for equipment financing. In fiscal 2002, the Company made prepayments of $2.4 million to extinguish all of its outstanding obligations to these financing providers.

6. STOCKHOLDERS' EQUITY

PREFERRED STOCK

   As of December 28, 2002 and December 29, 2001, no shares of preferred stock were outstanding. On March 23, 2000, simultaneously with the closing of the Company's initial public offering, all outstanding shares of the Company's Redeemable Convertible Preferred Stock were converted on a one-for-two ratio into an aggregate of 13,884,190 shares of the Company's common stock. Also upon completion of the public offering, the number of authorized shares of preferred stock increased from 8,000,000 to 10,000,000 shares. The Company's board of directors will have the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to designate the rights, preferences, privileges and restrictions of each of the series.

COMMON STOCK

   The Company had 48,903,731 shares of common stock outstanding as of December 28, 2002. Of these shares, 814,932 shares were unvested and are subject to rights of repurchase that lapse according to a time based vesting schedule.

   As of December 28, 2002, the Company had reserved shares of common stock for future issuance as follows:

Employee Stock Option Plans.........      9,281,491
Employee Stock Purchase Plan........        709,005
                                          ---------
Total shares reserved...............      9,990,496

   On January 2, 2003 the amount of shares reserved for the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan automatically increased by 2,445,187 and 244,519, respectively.

EMPLOYEE STOCK PURCHASE PLAN

   The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company's board of directors on January 5, 2000. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value at semi-annual intervals. As of December 28, 2002, a total of 883,787 shares of the Company's common stock were authorized for issuance under the Purchase Plan. There were 77,460 and 67,981 shares issued under the Purchase Plan in fiscal 2002 and fiscal 2001, respectively.

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

   The 2000 Plan and the 1997 Plan contain similar terms. The direct issuance shares and the stock options contain vesting provisions ranging from four to eight years. If permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule. The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant. At December 28, 2002, 15,456,160 shares were authorized for issuance under the 2000 Plan. No further options or direct issuances may be granted under the 1997 Plan.

   The Company recorded no deferred stock compensation in fiscal 2002. The Company recorded deferred stock compensation of $3,294,000 and $9,492,000 in connection with stock options granted or assumed for 160,000 shares and 297,697 shares of common stock during fiscal 2001 and 2000, respectively. These amounts represent the difference between the exercise price of the stock option and the market price or the subsequently deemed fair value of the Company's common stock. The deferred stock compensation is amortized over the vesting periods of the applicable options, resulting in amortization expense of $5,173,000, $5,276,000 and $3,761,000 for fiscal years 2002, 2001 and 2000, respectively.

   During fiscal 1999 and 1998, the Company made full recourse loans to employees of $1,267,500 and $147,500, respectively, in connection with the employees' purchase of shares through exercises of options. These full recourse notes are secured by the shares of stock, are interest bearing at rates ranging from 1.8% to 5.9%, have terms of five years, and must be repaid upon the sale of the underlying shares of stock. The Company has collected principal payments on these notes for $566,000, $384,000 and $270,000 in fiscal years 2002, 2001 and
2000, respectively. The remaining balance of shareholder notes as of December 28, 2002 is $228,000. No loans were issued during fiscal 2002, 2001 or 2000.

   A summary of the Company's stock option and direct issuance activity and related information follows:

                                                      Outstanding                               Weighted-
                                       Shares           Options                                  Average
                                      Available       And Direct             Exercise            Exercise
                                      For Grant        Issuances              Prices              Price
                                    -----------       -----------       ------------------      ----------
Balance at January 1, 2000..         1,009,272        2,380,226         $  0.05  - $ 16.00        $  2.52
Additional shares reserved..         2,090,449               --                  --                    --
Granted and assumed.........        (2,413,331)       2,413,331            0.00  -   74.75          30.92
Exercised...................                --         (573,308)           0.00  -   31.00           2.98
Cancelled...................           138,834         (138,834)           1.75  -   57.50          31.38
Repurchase and cancellation
  of unvested shares........            25,000               --            2.50  -   10.00           2.80
                                    -----------       -----------       ------------------      ----------

Balance at December 30, 2000           850,224        4,081,415            0.00  -   74.75          18.26
Additional shares reserved..         2,462,349               --                 --                     --
Granted.....................        (3,110,300)       3,110,300            0.00  -   34.97          16.46
Exercised...................                --         (370,641)           0.00  -   15.44           1.58
Cancelled...................           175,599         (175,599)           0.28  -   66.00          21.51
Repurchase and cancellation
  of unvested shares........            13,667               --            0.05  -    2.00           1.76
                                    -----------       -----------       ------------------      ----------

Balance at December 29, 2001           391,539        6,645,475            0.00  -   74.75          18.26
Additional shares reserved..         2,432,003               --                 --                     --
Granted.....................        (2,136,850)       2,136,850           18.33  -   37.90          24.11
Exercised...................                 0         (237,567)           0.00  -   31.00           6.28
Cancelled...................           194,224         (194,224)           2.00  -   66.00          26.46
Repurchase and cancellation
  of unvested shares........            50,041               --            1.25  -    5.00           1.90
                                    -----------       -----------       ------------------      ----------

Balance at December 28, 2002           930,957        8,350,534         $  0.00  - $ 74.75        $ 19.91
                                    ===========       ===========       ==================      ==========

   In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 28, 2002.

                                           Outstanding                               Exercisable
                           -------------------------------------------------    --------------------------
                                            Weighted-
                                             Average                                            Weighted-
                                            Remaining          Weighted-                         Average
        Range of           Number of       Contractual          Average          Number of       Exercise
    Exercise Prices         Options       Life in Years      Exercise Price       Options         Price
---------------------      ---------      -------------      --------------      ---------      ----------
$    0.00 - $    1.25        825,269          5.64           $         0.59        782,769      $     0.62
$    1.75 - $    5.00        633,963          6.68           $         2.59        633,963      $     2.59
$   10.00 - $   15.00        558,641          7.57           $        12.67        350,997      $    11.62
$   15.10 - $   20.24      2,804,181          8.70           $        16.66        666,491      $    16.29
$   20.45 - $   31.00      2,683,300          8.81           $        25.77        399,135      $    28.42
$   31.69 - $   48.88        438,955          8.34           $        41.41         60,210      $    40.67
$   52.69 - $   74.75        406,225          7.53           $        56.61        195,737      $    56.74
---------------------      ---------      -------------      --------------      ---------      ----------
$    0.00 - $   74.75      8,350,534          8.13           $        19.91      3,089,302      $    13.58

   Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based awards to employees under the fair value method of that Statement. The fair value of these stock-based awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                 Year Ended
                                             --------------------------------------------------
                                             December 28,       December 29,       December 30,
                                                 2002               2001               2000
                                             ------------       ------------       ------------
Employee Stock Option Plans:
  Expected stock price volatility                 85%                85%               88%
  Risk-free interest rate.........               3.9%               4.6%              6.2%
  Expected life (in years)........               4.9                5.1               5.6
  Dividend yield...................               --                 --                --

Employee Stock Purchase Plan:
  Expected stock price volatility                 85%                85%               88%
  Risk-free interest rate.........               3.2%               3.5%              5.0%
  Expected life (in months).......                16                 14                14
  Dividend yield...................               --                 --                --

   The weighted-average fair values of options granted during fiscal 2002, 2001 and 2000 were $16.40, $12.09 and $26.80, respectively. The weighted-average fair values for purchase rights granted under the Purchase Plan for fiscal 2002, 2001 and 2000 were $10.74, $10.05 and $11.94 respectively.

   For purposes of pro forma disclosure, the estimated fair value of the Company's stock-based awards to employees is amortized to expense over the vesting period of the underlying instruments. The Company's pro forma information is as follows (in thousands, except per share data):

                                                                 Year Ended
                                             --------------------------------------------------
                                             December 28,       December 29,       December 30,
                                                 2002               2001               2000
                                             ------------       ------------       ------------
Pro forma net income (loss)...............      $ 753            $ (58,779)          $ 9,120
Pro forma basic net income (loss)
  per share...............................       0.02                (1.28)             0.24
Pro forma diluted net income (loss)
  per share...............................       0.02                (1.28)             0.19

   Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based awards to employees.

7. COMMITMENTS AND CONTINGENCIES

   The Company leases its facilities under operating lease agreements that expire at various dates through 2007. Some of these arrangements contain renewal options, and require the Company to pay taxes, insurance and maintenance costs.

   Rent expense under operating leases was $2,002,000, $1,724,000 and $1,065,000 for fiscal 2002, 2001 and 2000, respectively.

   The minimum annual future rentals under the terms of these leases at December 28, 2002 are as follows (in thousands):

FISCAL YEAR
2003....................................       $ 2,093
2004....................................         2,088
2005....................................         2,144
2006....................................         1,691
2007....................................         1,022
Thereafter..............................            --
                                               -------
Total minimum lease payments............         9,038
Minimum Sublease Rental Income..........           (22)
                                               -------
Total net minimum lease payments........       $ 9,016
                                               =======

   The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

   On August 7, 2001, TDK Semiconductor Corporation commenced a lawsuit against the Company for alleged willful infringement by its direct access arrangement (DAA) products of a TDK-held patent. TDK's complaint seeks unspecified treble damages, costs and attorneys' fees, and an injunction. On September 27, 2001, the Company served and filed an answer to TDK's complaint, in which the Company denied infringement and asserted that TDK's patent is invalid. On March 27, 2002, the Company filed an amended answer and counterclaims in which the Company claimed that the TDK-held patent is unenforceable due to inequitable conduct and asserted counterclaims seeking a declaration that the TDK-held patent is invalid, not infringed and unenforceable. On November 6, 2002, a motion for summary judgment for non-infringement was brought by the Company before the U.S. District Court, Central District of California. The court refused to grant the Company's request for a summary judgment that it did not infringe TDK's patent as a matter of law. On January 6, 2003, the court extended discovery through July 3, 2003, set a final date for all summary judgment motions of August 4, 2003, and extended the trial date to November 2003. The Company is currently in the discovery phase of this litigation. This lawsuit has involved, and may continue to involve, significant expense and may also divert management's time and attention from other aspects of the Company's business. The Company intends to vigorously contest this case, however, the Company is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, cash flows or financial condition in any future period.

   On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court, Southern District of New York against the Company, four of its officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company's initial public offering of common stock which became effective on March 23, 2000. On April 19, 2002, a consolidated amended complaint, which is now the operative complaint, was filed in the same court. The action is being coordinated with over 300 other nearly identical actions filed against other companies. These claims are premised on allegations that the registration statement and prospectus for the Company's initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The action seeks damages in an unspecified amount. A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our Company who had been named individually. On July 15, 2002, the Company moved to dismiss all claims against it and the individual defendants. The court has not ruled on this motion. Many of the parties in these actions, including the Company, are participating in mediation discussions. Although these discussions are underway, there is no assurance that such discussions will result in any meaningful progress for an acceptable settlement. The Company intends to vigorously contest this case, and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations, cash flows or financial condition in any future period.

8. INCOME TAXES

   As of December 28, 2002, the Company had state research and development credit carryforwards of approximately $671,000. The credit carryforwards do not expire.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Significant components of the Company's deferred taxes as of December 28, 2002 and December 29, 2001 are as follows (in thousands):

                                                           December 28,       December 29,
                                                               2002               2001
                                                           ------------       ------------
Deferred tax liabilities:
  Depreciable assets....................................   $      1,597       $      1,242
  Prepaid expenses......................................            486                182
                                                           ------------       ------------
                                                                  2,083              1,424
                                                           ------------       ------------

Deferred tax assets:
  Research and development tax credit carryforward......            671                464
  Reserves and allowances...............................          1,164              1,083
  Deferred income on shipments to distributors..........          3,653              1,088
  Accrued liabilities & other...........................            808                389
                                                           ------------       ------------
                                                                  6,296              3,024
                                                           ------------       ------------
  Net deferred taxes....................................   $      4,213       $      1,600
                                                           ============       ============

   Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

                           December 28,      December 29,      December 30,
                               2002              2001              2000
                           --------------    ------------      ------------
Current:
  Federal..............    $      13,811     $    (1,436)      $     10,695
  State................              396            (215)               917
                           -------------     -----------       ------------
  Total Current........           14,207          (1,651)            11,612
Deferred:
  Federal..............           (3,517)         (1,031)               202
  State................             (100)           (121)                18
                           -------------     -----------       ------------
  Total Deferred.......           (3,617)         (1,152)               220
                           -------------     -----------       ------------
                           $      10,590     $    (2,803)      $     11,832
                           =============     ===========       ============

   The Company's provision (benefit) for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as a result of the following:

                                                    December 28,       December 29,         December 30,
                                                        2002               2001                 2000
                                                    ------------       ------------         ------------
Pre-tax book income (loss) at statutory rate           35.0%             (35.0)%               35.0%
State taxes, net of federal benefit.........            1.1               (0.2)                 4.0
Non-deductible intangible amortization and
  impairment charges........................             --               27.1                   --
Non-deductible deferred compensation expense            5.9                3.8                  5.1
Other permanent items.......................           (4.6)              (0.5)                 2.5
Tax credits.................................           (3.6)              (1.0)                (0.8)
                                                    ------------       ------------         ------------
                                                       33.8%              (5.8)%               45.8%

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

   Substantially all of the Company's operating income was generated from domestic operations during fiscal 2002. Undistributed earnings of the Company's foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

   The U.S. Internal Revenue Service has selected the Company's 1999 and 2000 federal income tax returns for examination. Management believes that the results of the examination will not materially affect the financial position or results of operations of the Company.

8. EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution or 401(k) Plan for the benefit of substantially all employees. To be eligible for the 401(k) Plan, employees must have reached the age of 21. Participants may elect to contribute up to 15% of their compensation to the 401(k) Plan. The Company may make discretionary matching contributions of up to 10% of a participant's compensation as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company's contributions to the 401(k) Plan vest over four years at a rate of 25% per year. The Company contributed $320,000, $269,000 and $219,000 to the 401(k) Plan during fiscal 2002, 2001 and 2000, respectively.

                 SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

All of the quarterly periods reported here had thirteen weeks. Quarterly financial information for fiscal 2002 and 2001 (in thousands of dollars except per share amounts):

                                            Fiscal 2002                                              Fiscal 2001
                        -----------------------------------------------      ---------------------------------------------------
                         Fourth        Third       Second        First        Fourth          Third       Second         First
                         Quarter      Quarter     Quarter       Quarter      Quarter         Quarter      Quarter       Quarter
                        --------     --------     --------     --------      --------       --------     --------       --------
Revenues............    $ 60,196     $ 51,786     $ 41,185     $ 28,849      $ 23,583       $ 19,925     $ 16,120       $ 14,437
Cost of revenues..        25,794       22,747       19,304       12,094         9,583          8,544        7,375          6,428
                        --------     --------     --------     --------      --------       --------     --------       --------
Gross profit........      34,402       29,039       21,881       16,755        14,000         11,381        8,745          8,009
Operating expenses:
  Research and
    development.....       8,364        7,379        8,211        8,047         7,728          7,672        7,070          6,508
  Selling,
    general &
    administrative..      10,249        8,653        8,299        6,676         5,858          5,362        4,746          4,090
  Goodwill
    amortization....          --           --           --           --            --             --        2,084          2,103
  Impairment of
    goodwill and
    other
    intangible
    assets..........          37           --           --           --            --         34,885           --             --
  Amortization of
    deferred stock
    compensation....       1,267        1,293        1,308        1,305         1,295          1,319        1,331          1,331
                        --------     --------     --------     --------      --------       --------     --------       --------
Operating expenses..      19,917       17,325       17,818       16,028        14,881         49,238       15,231         14,032
                        --------     --------     --------     --------      --------       --------     --------       --------
Operating income
  (loss)............      14,485       11,714        4,063          727          (881)       (37,857)      (6,486)        (6,023)
Other income
  (expense):
  Interest income...         406          351          367          458           684            856        1,047          1,037
  Interest expense..        (168)        (150)        (148)        (151)         (173)          (179)        (201)          (198)
  Other income
    (expense).......        (352)        (286)          (9)          --            (2)             1           (3)             2
                        --------     --------     --------     --------      --------       --------     --------       --------
Income (loss) before
  income  taxes.....      14,371       11,629        4,273        1,034          (372)       (37,179)      (5,643)        (5,182)
Provision (benefit)
  for income taxes..       4,547        3,747        1,618          678          (801)          (651)        (757)          (594)
                        --------     --------     --------     --------      --------       --------     --------       --------

Net income (loss)...    $  9,824     $  7,882     $  2,655     $    356      $    429       $(36,528)     $(4,886)      $ (4,588)
                        ========     ========     ========     ========      ========       ========     ========       ========

Net income (loss)
  per share:
  Basic.............    $    .20     $    .17     $    .06     $    .01      $    .01       $   (.79)     $  (.11)      $   (.10)
  Diluted...........    $    .19     $    .16     $    .05     $    .01      $    .01       $   (.79)     $  (.11)      $   (.10)
Weighted-average
  common shares
  outstanding:
  Basic.............      47,956       47,703       47,482       47,129        46,659         46,210       45,840         45,367
  Diluted...........      50,542       50,519       50,901       51,283        50,890         46,210       45,840         45,367

     AS OF A PERCENTAGE OF REVENUES

                                            Fiscal 2002                                              Fiscal 2001
                        -----------------------------------------------      ---------------------------------------------------
                         Fourth        Third       Second        First        Fourth          Third       Second         First
                         Quarter      Quarter     Quarter       Quarter      Quarter         Quarter      Quarter       Quarter
                        --------     --------     --------     --------      --------       --------     --------       --------
Revenues............       100.0%       100.0%       100.0%       100.0%        100.0%         100.0%       100.0%         100.0%
Cost of revenues....        42.9         43.9         46.9         41.9          40.6           42.9         45.8           44.5
                        --------     --------     --------     --------      --------       --------     --------       --------
Gross profit........        57.1         56.1         53.1         58.1          59.4           57.1         54.2           55.5
Operating expenses:
  Research and
    development.....        13.9         14.2         19.9         27.9          32.8           38.5         43.9           45.1
  Selling,
    general &
    administrative..        17.0         16.7         20.2         23.1          24.8           26.9         29.4           28.3
  Goodwill
    amortization....          --           --           --           --            --             --         12.9           14.6
  Impairment of
    goodwill and
    other intangible
    assets..........         0.1           --           --           --            --          175.1           --             --
  Amortization of
    deferred stock
    compensation....         2.1          2.5          3.2          4.5           5.5            6.6          8.3            9.2
                        --------     --------     --------     --------      --------       --------     --------       --------
Operating expenses..        33.1         33.4         43.3         55.5          63.1          247.1         94.5           97.2
                        --------     --------     --------     --------      --------       --------     --------       --------
Operating income
  (loss)............        24.0         22.7          9.8          2.6          (3.7)        (190.0)       (40.3)         (41.7)
Other income
  (expense):
  Interest income...         0.7          0.7          0.9          1.5           2.9            4.3          6.5            7.2
  Interest expense..        (0.3)        (0.3)        (0.4)        (0.5)         (0.7)          (0.9)        (1.2)          (1.4)
  Other income
    (expense).......        (0.5)        (0.7)          --           --            --             --           --             --
                        --------     --------     --------     --------      --------       --------     --------       --------
Income (loss) before
  income taxes......        23.9         22.4         10.3          3.6          (1.5)        (186.6)       (35.0)         (35.9)
Provision (benefit)
  for income taxes..         7.6          7.2          3.9          2.4          (3.4)          (3.3)        (4.7)          (4.1)
                        --------     --------     --------     --------      --------       --------     --------       --------
Net income (loss)...        16.3%        15.2%         6.4%         1.2%          1.9%        (183.3)%      (30.3)%        (31.8)%
                        ========     ========     ========     ========      ========       ========     ========       ========