Form 10-Q
period 2003-03-29
SILICON LABORATORIES INC
filed 2003-04-21
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:

SILICON LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2793174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4635 Boston Lane, Austin, Texas	78735
(Address of principal executive offices)	(Zip Code)

(512) 416-8500
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                     ☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).☒ Yes  ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 8, 2003, 49,022,495 shares of common stock of Silicon Laboratories Inc. were outstanding.

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-Q (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  SUCH FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS “EXPECTS,” “ANTICIPATES,” “INTENDS,” “BELIEVES” OR SIMILAR LANGUAGE.  YOU ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “FACTORS AFFECTING FUTURE OPERATING RESULTS” AND ELSEWHERE IN THIS REPORT, AS WELL AS THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 22, 2003.  SILICON LABORATORIES DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	MARCH 29, 2003	DECEMBER 28, 2002
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$82,306	$73,950
Short-term investments	48,989	41,216
Accounts receivable, net of allowance for doubtful accounts of $945 at March 29, 2003 and December 28, 2002	22,993	27,501
Inventories	13,598	13,319
Deferred income taxes	4,921	4,921
Prepaid expenses and other	1,706	1,841
Total current assets	174,513	162,748
Property, equipment and software, net	28,888	29,781
Goodwill and other intangible assets	410	450
Other assets	5,191	4,086
Total assets	$209,002	$197,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,874	$13,272
Accrued expenses	8,862	8,505
Deferred income on shipments to distributors	6,177	10,147
Income taxes payable	4,385	8,470
Total current liabilities	51,298	40,394
Other long-term obligations	949	949
Total liabilities	52,247	41,343

Commitments and contingencies

Stockholders’ equity:
Common stock—$.0001 par value; 250,000 shares authorized; 49,015 and 48,904 shares issued and outstanding at March 29, 2003 and December 28, 2002, respectively	5	5
Additional paid-in capital	174,840	174,088
Stockholder notes receivable	(178)	(228)
Deferred stock compensation	(11,819)	(13,092)
Retained earnings (deficit)	(6,093)	(5,051)
Total stockholders’ equity	156,755	155,722
Total liabilities and stockholders’ equity	$209,002	$197,065

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

 (IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED
	MARCH 29, 2003	MARCH 30, 2002
Revenues	$63,753	$28,849
Cost of revenues	43,578	12,094
Gross profit	20,175	16,755
Operating expenses:
Research and development	9,530	8,047
Selling, general and administrative	9,998	6,676
Amortization of deferred stock compensation	1,266	1,305
Operating expenses	20,794	16,028
Operating income (loss)	(619)	727
Other income (expense):
Interest income	344	458
Interest expense	—	(151)
Other income (expense)	(663)	—
Income (loss) before income taxes	(938)	1,034
Provision for income taxes	105	678

Net income (loss)	$(1,043)	$356
Net income (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted-average common shares outstanding:
Basic	48,215	47,129
Diluted	48,215	51,283

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

 SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	MARCH 29, 2003	MARCH 30, 2002
OPERATING ACTIVITIES

Net income (loss)	$(1,043)	$356
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	3,097	2,283
Amortization of other intangible assets and other assets	383	24
Amortization of deferred stock compensation	1,266	1,305
Amortization of note/lease end-of-term interest payments	—	14
Equity investment loss	663	—
Income tax benefit from exercise of stock options	237	173
Changes in operating assets and liabilities:
Accounts receivable	4,508	(2,863)
Inventories	(279)	(725)
Prepaid expenses and other	171	(958)
Income tax receivable	—	505
Accounts payable	17,365	3,949
Accrued expenses	357	1,491
Deferred income on shipments to distributors	(3,970)	274
Income taxes payable	(4,085)	—
Net cash provided by operating activities	18,670	5,828

INVESTING ACTIVITIES

Purchases of short-term investments	(40,996)	(17,830)
Maturities of short-term investments	33,183	6,983
Purchases of property, equipment and software	(1,611)	(3,223)
Purchases of other assets	(1,463)	—
Net cash used in investing activities	(10,887)	(14,070)

FINANCING ACTIVITIES

Payments on long-term debt	—	(413)
Payments on capital leases	—	(116)
Proceeds from repayment of stockholder notes	51	182
Net proceeds from exercises of stock options	522	633
Net cash provided by financing activities	573	286
Increase (decrease) in cash and cash equivalents	8,356	(7,956)
Cash and cash equivalents at beginning of period	73,950	82,346
Cash and cash equivalents at end of period	$82,306	$74,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$80
Income taxes paid	$3,917	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 29, 2003

1.     SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of December 28, 2002, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at March 29, 2003, the condensed consolidated results of its operations for the three months ended March 29, 2003 and March 30, 2002 and the condensed consolidated statements of cash flows for the three months ended March 29, 2003 and March 30, 2002.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three months ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States.  Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 28, 2002, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on January 22, 2003.

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

	MARCH 29, 2003	DECEMBER 28, 2002
Work in progress	$6,732	$7,291
Finished goods	6,866	6,028
	$13,598	$13,319

OTHER COMPREHENSIVE INCOME (LOSS)

There were no material differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), GUARANTOR’S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTENESS OF OTHERS, which is effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation requires certain guarantees to be recorded at fair value and also introduces new disclosure requirements. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial position and did not require the Company to make any additional disclosures.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION — TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123.  This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends Accounting Principles Board Opinion (APB) Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information.  Since the Company is continuing to account for stock-based compensation according to APB 25, adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income (loss) in annual and interim financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES.  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not believe that the adoption of FIN 46 will have a material impact on its results of operations or financial position.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 29, 2003	MARCH 30, 2002
Net income (loss)	$(1,043)	$356
Basic:
Weighted-average shares of common stock outstanding	48,986	48,708
Weighted-average shares of common stock subject to repurchase	(771)	(1,579)
Shares used in computing basic net income (loss) per share	48,215	47,129

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	—	1,386
Stock options	—	2,768
Shares used in computing diluted net income (loss) per share	48,215	51,283

Basic net income (loss) per share	$(0.02)	$0.01
Diluted net income (loss) per share	$(0.02)	$0.01

Diluted shares used in calculating net income (loss) per share for the three months ended March 29, 2003 exclude 2,705,000 shares due to the Company’s net loss for the period.  Further, approximately 1,955,000 and 900,000 weighted-average dilutive potential shares have been excluded for the three months ended March 29, 2003 and March 30, 2002, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

2.               SEGMENT REPORTING

The Company has one operating segment, mixed-signal communication integrated circuits (ICs), consisting of eight product lines.  The Company’s chief operating decision maker is considered to be the Chief Executive Officer and Chairman of the Board.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

3.             EQUITY INVESTMENT IN A NON-PUBLICLY TRADED COMPANY

During the first three months of fiscal 2003, the Company recorded an equity investment loss of $0.4 million related to its share of the operating losses of ASIC Design Services, Inc (ADS).  In addition, the Company performed an evaluation of the market viability associated with the product under development by ADS and decided against making any additional future investments in ADS.  As a result of this evaluation, the Company determined that its remaining investment balance in ADS was impaired and wrote off an additional $0.3 million.  These losses are included under the caption other income (expense) in the statement of operations.

4.               STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	THREE MONTHS ENDED
	MARCH 29, 2003	MARCH 30, 2002
Net income (loss) - as reported	$(1,043)	$356
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	1,266	1,305
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(7,126)	(5,638)
Pro forma net income (loss)	$(6,903)	$(3,977)

Earnings per share
Basic - as reported	$(0.02)	$0.01
Basic - pro forma	$(0.14)	$(0.08)

Diluted - as reported	$(0.02)	$0.01
Diluted - pro forma	$(0.14)	$(0.08)

5.               COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

On August 7, 2001, TDK Semiconductor Corporation (TDK) commenced a lawsuit against the Company for alleged willful infringement by its direct access arrangement (DAA) products of a TDK-held patent.  TDK’s complaint seeks unspecified treble damages, costs and attorneys’ fees, and an injunction.  On September 27, 2001, the Company served and filed an answer to TDK’s complaint, in which the Company denied infringement and asserted that TDK’s patent is invalid.  On March 27, 2002, the Company filed an amended answer and counterclaims in which the Company claimed that the TDK-held patent is unenforceable due to inequitable conduct and asserted counterclaims seeking a declaration that the TDK-held patent is invalid, not infringed and unenforceable.  On November 6, 2002, a motion for summary judgment for non-infringement was brought by the Company before the U.S. District Court, Central District of California.  The court refused to grant the Company’s request for a summary judgment that it

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

did not infringe TDK’s patent as a matter of law.  On January 6, 2003, the court extended discovery through July 3, 2003, set a final date for all summary judgment motions of August 4, 2003, and extended the trial date to November 2003.  The Company and TDK entered into active settlement negotiations during the second half of the most recent quarter.  As of March 29, 2003, no agreement had been reached between the two parties.  See Note 6 - Subsequent Event.

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four of its officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock which became effective on March 23, 2000.  On April 19, 2002, a Consolidated Amended Complaint, which is now the operative complaint, was filed in the same court.  The complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  On July 15, 2002, the Company moved to dismiss all claims against it and the individual defendants.  A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of the Company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  Many of the parties in these actions, including the Company, are participating in mediation discussions.  Although these discussions are underway, there are no assurances that such discussions will result in any meaningful progress towards an acceptable settlement.  The Company intends to vigorously contest this case, and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

6.             SUBSEQUENT EVENT

PATENT INFRINGEMENT LITIGATION SETTLEMENT

On April 1, 2003, the Company settled the patent infringement lawsuit brought against us by TDK Semiconductor Corporation.  Under the terms of the settlement agreement, TDK agreed to release all claims covered by the lawsuit.  In addition, TDK granted to the Company irrevocable, royalty free licenses for the patent covered by the lawsuit and certain other related patents.  In exchange, the Company agreed to make a one-time payment of $17 million to TDK in April 2003 and release all counterclaims covered by the lawsuit. Based on a valuation study performed by an independent appraiser, the Company recorded $15.3 million of the settlement amount as an expense during the first quarter of fiscal 2003 and the remaining $1.7 million will be recorded during the second quarter of fiscal 2003 for the value associated with the licensed patents and will be amortized over the remaining life of the technology.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” BELOW FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL YEAR 2003 WILL HAVE 53 WEEKS WITH THE EXTRA WEEK OCCURING IN THE FOURTH QUARTER OF THIS YEAR.  OUR FIRST QUARTER OF FISCAL YEAR 2003 ENDED MARCH 29, 2003.  OUR FIRST QUARTER OF FISCAL YEAR

2002 ENDED MARCH 30, 2002.  ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for the communications industry. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, and optical network equipment.  Customers during fiscal 2002 or the first three months of fiscal 2003 included Agere Systems, Ambit, Broadcom, Echostar, PC-TEL, Sagem, Samsung, Smart Link, Texas Instruments, Thomson and Wavecom.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 383 at March 29, 2003, from 364 employees at the end of fiscal 2002, 279 employees at the end of fiscal 2001, 256 at the end of fiscal 2000, and 148 at the end of fiscal 1999.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-party assemblers to assemble and package these die prior to final product testing and shipping.

We offer numerous mixed-signal communication ICs across eight product areas.  We commenced research and development for our first IC product, the DAA, in October 1996.  We introduced our DAA product in the first quarter of fiscal 1998, and first received acceptance of this product for inclusion in a customer’s device, which we refer to as a design win, in March 1998.  The first commercial shipment of our DAA product was made in April 1998.  Based on the success of our family of DAA products, we achieved profitability in the fourth quarter of fiscal 1998.  In 1999, we introduced a voice codec product, an ISOmodem product and our radio frequency (RF) synthesizer product.  In 2000, we introduced our ProSLIC product and a clock and data recovery product suitable for Synchronous Optical Network (SONET) physical layer applications.  In 2001, we introduced several products, including a Global System for Mobile Communications (GSM) transceiver chipset, a digital subscriber line analog front end and added several new optical networking products.  In 2002, we expanded our existing product areas by introducing the third-generation silicon DAA product family, Aero+ Transceiver and Wideband Dual ProSLIC.  During the first three months of fiscal 2003, our wireless products were responsible for more than half of our revenues.  Although we have made progress in diversifying our revenue across a variety of product areas, we expect to continue to be dependent on our wireless products for a major portion of our future sales as, and to the extent that, those products continue to be widely adopted by GSM handset manufacturers.

Many of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  During the first three months of fiscal 2003, one end customer, Samsung, represented 21% of our revenues.  No other single end customer accounted for more than 10% of our revenues during the first three months of 2003.  Two of our distributors, Uniquest and Edom Technology, each selling products to several customers in Asia, represented 16% and 15% of our revenues during the first three months of 2003, respectively.  No other distributor accounted for more than 10% of our revenues during the first three months of 2003.  During the first three months of 2003, Samsung changed from a customer purchasing through a distributor to a customer purchasing directly from us.

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

Our limited operating history and rapid growth across our product areas makes it difficult for us to estimate the impact of seasonal factors on our business.  Because many of our ICs are designed for use in consumer products such as PCs and wireless telephones, we expect that the demand for our products will be subject to seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand.

SUBSEQUENT EVENT - PATENT INFRINGEMENT LITIGATION SETTLEMENT

On April 1, 2003, we settled the patent infringement lawsuit brought against us by TDK Semiconductor Corporation (TDK).  Under the terms of the settlement agreement,  TDK agreed to release all claims covered by the lawsuit.  In addition, TDK granted to us irrevocable, royalty free licenses for the patent covered by the lawsuit and certain other related patents.  In exchange, we agreed to make a one-time payment of $17 million to TDK in April 2003 and release all counterclaims covered by the lawsuit. Based on a valuation study performed by an independent appraiser, we recorded $15.3 million of the settlement amount as an expense during the first quarter of fiscal 2003 and the remaining $1.7 million will be recorded during the second quarter of fiscal 2003 as the value associated with the licensed patents and will be amortized over the remaining life of the associated technology.

The following describes the line items set forth in our condensed consolidated statements of operations:

REVENUES.  Revenues are generated principally by sales of our ICs.  We recognize revenue upon the transfer of title, which generally occurs upon shipment to our customers.  Revenues are deferred on shipments to distributors until they are resold by such distributors to end customers.  Our products typically carry a one-year replacement warranty.  Replacements have been insignificant to date.  Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products.  The vast majority of our revenues was negotiated at prices that reflect a discount from the list prices for our products.  These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes, to provide profit margin to our distributors who resell our products or in response to competition.  In addition, as a product matures, we expect that the average selling price for our products will decline due to the greater availability of competing products.  The sales of our wireless products into the highly competitive GSM handset market are expected to comprise a larger percentage of our revenue, resulting in increased downward pressure on our average selling prices for individual products.  Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as our ability to develop new products and subsequently achieve customer acceptance of newly introduced products.

COST OF REVENUES.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software and other intellectual property license costs; an allocated portion of our occupancy costs; allocable depreciation of testing equipment and leasehold improvements; and settlement costs associated with the TDK patent infringement lawsuit.  Generally, we depreciate equipment over four years on a straight line basis and leasehold improvements over the shorter of the estimated useful life or the applicable lease term.  Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations.  Generally, as production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and test operations achieve greater economies of scale for that product.  Additionally, the cost of wafer procurement, which is a significant component of cost of goods sold, varies cyclically with overall demand for semiconductors and availability of supply from our foundries.

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

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense consists primarily of personnel-related expenses, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, professional fees, directors’ and officers’ liability insurance, patent litigation legal fees, other promotional and marketing expenses, and reserves for bad debt.  Write offs of uncollectible accounts have been insignificant to date.

AMORTIZATION OF DEFERRED STOCK COMPENSATION.  In connection with the grant of stock options and direct issuances of stock to our employees, we record deferred stock compensation, representing, for accounting purposes, the difference between the exercise price of option grants, or the issuance price of direct issuances of stock, as the case may be, and the fair value of our common stock at the time of such grants or issuances.  The deferred stock compensation is amortized over the vesting period of the applicable options or shares, generally five to eight years.  The amortization of deferred stock compensation is recorded as an operating expense.

INTEREST INCOME.  Interest income reflects interest earned on average cash, cash equivalents and investment balances.  We may from time to time elect to invest in tax-advantaged short-term investments yielding lower nominal interest proceeds.

INTEREST EXPENSE.  Interest expense consists of interest on our long-term debt and capital lease obligations.

OTHER INCOME (EXPENSE).  Other income (expense) reflects our share of losses in and impairment reserves related to our equity investment, ASIC Design Services, Inc. (ADS) and the gain on the disposal of fixed assets.

PROVISION FOR INCOME TAXES.  We accrue a provision for federal and state income tax at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and interest income from tax-advantaged short-term investments.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statement of operations data as a percentage of revenues for the periods indicated:

	THREE MONTHS ENDED
	MARCH 29, 2003	MARCH 30, 2002

Revenues	100.0%	100.0%
Cost of revenues	68.4	41.9
Gross profit	31.6	58.1

Operating expenses:
Research and development	14.9	27.9
Selling, general and administrative	15.7	23.1
Amortization of deferred stock compensation	2.0	4.5
Operating expenses	32.6	55.5

Operating income (loss)	(1.0)	2.6

Other income and (expenses):
Interest income	0.6	1.6
Interest expense	—	(0.6)
Other income (expense)	(1.0)	—
Income (loss) before income taxes	(1.4)	3.6
Provision for income taxes	0.2	2.4
Net income (loss)	(1.6)%	1.2%

COMPARISON OF THE THREE MONTHS ENDED MARCH 29, 2003 TO THE THREE MONTHS ENDED MARCH 30, 2002.

REVENUES.  Revenues for the three months ended March 29, 2003 were $63.8 million, an increase of $35.0 million, or 121%, from revenues of $28.8 million in the three months ended March 30, 2002.  The increase was primarily attributable to significant growth in the volume of sales for our wireless products, including the Aero Transceiver, reflecting a growing number of customers adopting these products into their offerings.  During the first three months of fiscal 2003, we experienced normal decreases in the average selling prices for certain products.  However, these price decreases were mainly offset by the significant increases in sales volumes for our products and to a lesser extent the introduction of higher priced next generation products and product extensions.

GROSS PROFIT.  Gross profit for the three months ended March 29, 2003 was $20.2 million, or 31.6% of revenues, an increase of $3.4 million, as compared with gross profit of $16.8 million, or 58.1% of revenues, in the three months ended March 30, 2002.  The increase in gross profit dollars was primarily due to the substantial increase in sales volume offset to a large extent by a $15.3 million expense, or 24.0% of revenues, relating to the patent infringement lawsuit filed against us by TDK.  The decrease in gross margin percentage was primarily due to the charge related to the patent infringement lawsuit and to a lesser extent, a greater portion of our sales being comprised of our lower margin wireless products which have lower average selling prices and higher material costs than our other products.

RESEARCH AND DEVELOPMENT.  Research and development expense for the three months ended March 29, 2003 was $9.5 million, or 14.9% of revenues, which reflected an increase of $1.5 million, or 18.4%, as compared with research and development expense of $8.0 million, or 27.9% of revenues, for the three months ended March 30, 2002.  The increase in the dollar amount of research and development expense was principally due to increased staffing and associated costs to pursue new product development opportunities.  As a percentage of revenues, research and development expense decreased significantly due to the substantial increase in revenues during the first three months of fiscal 2003.  We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales volume and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the three months ended March 29, 2003 was $10.0 million, or 15.7% of revenues, which reflected an increase of $3.3 million, or 49.8%, as compared to selling, general and administrative expense of $6.7 million, or 23.1% of revenues, in the three months ended March 30, 2002.  The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing and associated costs, legal fees in connection with patent litigation and sales commissions associated with our higher revenues.  We expect our legal expenses to decrease significantly during the second quarter due to the April 1, 2003 settlement of the patent infringement lawsuit filed against us by TDK.  Nevertheless, we expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure.  In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) continued spending on international infrastructure and personnel to provide local sales and technical support to our foreign customers; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) potential significant variability in our future sales volume.

AMORTIZATION OF DEFERRED STOCK COMPENSATION.  We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the fair value of our common stock at the time of such grants or issuances.  We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $1.3 million in each of the three months ended March 29, 2003 and March 30, 2002.

INTEREST AND OTHER INCOME.  Interest income for the three months ended March 29, 2003 was $0.3 million as compared to $0.5 million for the three months ended March 30, 2002.  This decrease was primarily due to lower interest rates on cash and short-term investments balances during the three months ended March 29, 2003.

INTEREST EXPENSE.  Interest expense for the three months ended March 29, 2003 was zero as compared to $0.2 million for the three months ended March 30, 2002.  The decrease in interest expense was due to the absence of debt and equipment financing  during the recent period.

OTHER INCOME (EXPENSE).  Other expense in the three months ended March 29, 2003 was $0.7 million, which primarily reflects our share of the losses in our investment in ADS and an impairment charge to write off our remaining investment balance in ADS as a result of our evaluation of the market viability associated with the product under development by ADS and our decision to not make any additional investments in ADS.  We did not have any equity investments, and therefore no corresponding losses, during the three month period ending March 30, 2002.

PROVISION FOR INCOME TAXES.  Our tax provision rate, excluding the impact of the nondeductible amortization of deferred stock compensation, was 32% for the three months ended March 29, 2003, as compared to 29% for the three months ended March 30, 2002.  The tax provision rate differs from the statutory rate due to the impact of research and development tax credits, tax-exempt interest income, state taxes and other permanent items.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of March 29, 2003 consisted of $131.3 million in cash, cash equivalents and short-term investments.  Our short term investments consist primarily of obligations of municipalities and agencies of the U.S. government that have initial maturities of less than one year. On April 2, 2003, we made a one-time payment of $17 million to settle the patent infringement lawsuit brought against us by TDK.

In addition, we have credit available under a bank credit facility with a revolving line of credit for borrowings and letters of credit of up to the lesser of $5.0 million or 80% of eligible accounts receivable at the bank’s prime lending rate, which was 4.25% as of March 29, 2003.  At March 29, 2003, a letter of credit for $0.4 million related to a building lease was outstanding under the revolving line of credit and $4.6 million was available for new borrowings or letters of credit.  The bank facility is secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property). The line of credit prohibits the payment of cash dividends and requires the maintenance of tangible net worth and compliance with financial ratios that measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations.  We believe we were in compliance with all covenants at March 29, 2003.

Net cash provided by operating activities was $18.7 million during the three months ended March 29, 2003, compared to $5.8 million during the three months ended March 30, 2002.  The increase was principally due to revenues generated by a higher volume of sales over a relatively fixed cost structure.  Operating cash flows during the three months ended March 29, 2003 reflect our net loss of $1.0 million, as adjusted for non-cash charges (depreciation and amortization and equity investment loss) of $5.6 million, and a net increase in the non-cash components of our working capital of $14.1 million (principally accrued expense related to the patent infringement litigation settlement with TDK.

Net cash used in investing activities was $10.9 million during the three months ended March 29, 2003, compared to net cash used of $14.1 million during the three months ended March 30, 2002.  The decrease was principally due to lower net purchases of investments during the most recent quarter.  Investing cash flows during the three months ended March 29, 2003 reflect our net purchase of short-term investments of $7.8 million, capital expenditures of $1.6 million, and investment in other assets of $1.5 million.

We anticipate additional capital expenditures of approximately $9 million for fiscal 2003.  Additionally, as part of our growth strategy, we will also continue to evaluate opportunities to invest in or acquire other business or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $0.6 million during the three months ended March 29, 2003, compared to net cash provided of $0.3 million during the three months ended March 30, 2002.  The increase in cash flows from financing activities during the three months ended March 29, 2003 was principally due to the fact that we had no debt or equipment financing obligations during the first quarter.

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

Allowance for doubtful accounts - We evaluate the collectibility of our accounts receivable based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected.  For all other customers, we recognize allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past their contractual due date, the current business environment, and our historical experience.  If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.  Accounts receivable write-offs to date have been minimal.

Income Taxes -We are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income (loss) and, to the extent we believe that recovery is not likely, we must establish a valuation allowance against the deferred tax asset.  We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time to resolve and could result in additional assessments of income tax.  In our opinion, adequate provisions for income taxes have been made for all years.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002 the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on our results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), GUARANTOR’S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTENESS OF OTHERS, which is effective for financial statements of interim or annual periods ending after December 15, 2002.  The Interpretation requires certain guarantees to be recorded at fair value and also introduces new disclosure requirements.  The adoption of FIN 45 did not have a material impact on our results of operations or financial position and did not require us to make any additional disclosures.

In December 2002, FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123.  This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income (loss) of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information.  Since we are continuing to account for stock-based compensation according to APB 25, our adoption of SFAS No. 148 requires us to provide prominent disclosures about the effects of SFAS No. 123 on reported income (loss) in annual and interim financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES.  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We do not believe that the adoption of FIN 46 will have a material impact on our results of operations or financial position.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

All of our investments are entered into for other than trading purposes.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments.  Based on our investment holdings as of March 29, 2003, an immediate 1 percentage point decline in the yield for such instruments would decrease our annual interest income by $1.3 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH AND MAY EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

Although we have experienced revenue growth in our eight most recent quarterly periods, we may not be able to sustain this growth.  We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate.  It is likely that in some future period our operating results will be below the expectations of public market analysts or investors.  If this occurs, our stock price may drop, perhaps significantly.

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our revenues and operating results, including:

•                                          the timing and volume of orders received from our customers;

•                                          the rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as “design wins”;

•                                          the time lag between “design wins” and production orders;

•                                          the demand for, and life cycles of, the products incorporating our ICs;

•                                          the rate of adoption of mixed-signal ICs in the markets we target;

•                                          deferrals of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of ICs;

•                                          changes in product mix;

•                                          the average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing; and

•                                          the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

The markets for mobile telephones, personal computers, satellite television set-top boxes and voice over DSL applications are characterized by rapid fluctuations in demand and seasonality which result in corresponding fluctuations in the demand for our wireless and wireline products that are incorporated in such devices.  Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance.  Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth.  In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance.  For example, transceivers that provide some of the functionality provided by our RF Synthesizers have recently been introduced to market by us and our competitors.  The introduction of these competing transceivers, including our Aero Transceiver, has resulted in a rapid decline in our sales of RF Synthesizers.  Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR REVENUES

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the first three months of 2003, our ten largest customers accounted for 69% of our revenues.  We had one customer, Samsung, which represented 21% of our revenues.  No other single customer accounted for more than 10% of our revenues during the first three months of 2003.  Two distributors, Uniquest and Edom Technology, each selling to multiple customers in Asia, represented 16% and 15% of our revenues during the first three months of 2003, respectively.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to affect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

•                                          we do not have any material long-term purchase arrangements with these or any of our other customers;

•                                          substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty; and

•                                          some of our customers have sought or are seeking relationships with our current or potential competitors which may affect our customers’ purchasing decisions.

While we have been the sole supplier of the direct access arrangement, or DAA, ICs used in many of our customers’ soft modem DAA products and have also been a substantial supplier of synthesizers and transceivers to Samsung and other major GSM handset manufacturers, we anticipate that our customers will regularly evaluate alternative sources of supply in the future in order to diversify their supplier base, which would increase their negotiating leverage with us and protect their ability to secure these components.  We believe that any expansion of our customers’ supplier bases could have an adverse effect on the prices we are able to charge and volume of product that we are able to supply to our customers, which would negatively affect our revenues and operating results.

WE ARE SUBJECT TO RISKS RELATING TO PRODUCT CONCENTRATION AND LACK OF REVENUE DIVERSIFICATION

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term.  Continued market acceptance of these products, is therefore, critical to our future success.  In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents.  If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.  Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

•                                          a decline in demand for any of our more significant products including our Aero Transceiver, RF Synthesizer, DAA, ISOmodem or ProSLIC;

•                                          failure of our products to achieve continued market acceptance;

•                                          an improved version of our products being offered by a competitor;

•                                          technological change that we are unable to address with our products; and

•                                          a failure to release enhanced versions of our products on a timely basis and/or the failure of these new products to achieve market acceptance.

We are particularly dependent on sales of our wireless products, which constituted almost half of our total revenues in 2002 and more than half of our total revenues during the first three months of fiscal 2003.  If the market for GSM mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 42 employees at January 2, 1999 to 383 employees at March 29, 2003.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort.  If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

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

Our future success will depend on our ability to reduce our dependence on a few products by developing new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner.  The development of mixed-signal ICs is highly complex, and we occasionally have experienced delays in completing the development and introduction of new products and product enhancements.  Successful product development and market acceptance of our products depend on a number of factors, including:

•                                          changing requirements of customers within the communications markets;

•                                          accurate prediction of market requirements;

•                                          timely completion and introduction of new designs;

•                                          timely qualification and certification of our ICs for use in our customers’ products;

•                                          commercial acceptance and volume production of the products into which our ICs will be incorporated;

•                                          availability of foundry, assembly, and test capacity;

•                                          achievement of high manufacturing yields;

•                                          quality, price, performance, power use and size of our products;

•                                          availability, quality, price and performance of competing products and technologies;

•                                          our customer service and support capabilities and responsiveness;

•                                          successful development of our relationships with existing and potential customers;

•                                          changes in technology, industry standards or end-user preferences; and

•                                          cooperation of software partners and semiconductor partners to support our chips within a system.

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

Our ICs are used as components in communications devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the three months ended March 29, 2003 was $9.5 million, or 14.9% of revenues.  A number of large companies in the communications industry are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM standard.  The Aero Transceiver is also compatible with the General Packet Radio Services (GPRS) standard, which we believe is the emerging data communications protocol for GSM based wireless phones.  We cannot be certain that these standards will not change, thereby making our products unsuitable or impractical.  Additionally, despite the published GSM/GPRS specifications, mobile phone network operators may demand increased performance beyond specifications for this highly competitive market.  In the area of optical networking, our clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET.  Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in our inability to sell these products.

WE RELY ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS AND THE FAILURE TO SUCCESSFULLY MANAGE OUR RELATIONSHIPS WITH OUR MANUFACTURERS AND ASSEMBLERS WOULD NEGATIVELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS

We do not have our own wafer fab manufacturing facilities.  Therefore, we rely principally on one third-party vendor, Taiwan Semiconductor Manufacturing Co. (TSMC), to manufacture the ICs we design.  We also currently rely principally on two third-party assembly subcontractors, Advanced Semiconductor Engineering and Amkor, to assemble and package the silicon chips provided by the wafers for use in final products.  Additionally, we rely on third-party vendors for a portion of the testing requirements of our products prior to shipping.  We also maintain testing facilities in Austin, Texas.  However, we have increasingly utilized offshore third-party test subcontractors, typically in Asia where the parts are assembled and where the products are more frequently delivered to our customers.  We expect this trend toward utilization of offshore third-party test subcontractors to continue.

There are significant risks associated with relying on these third-party foundries and subcontractors, including:

•                                          failure by us, our customers or their end customers to qualify a selected supplier;

•                                          capacity shortages during periods of high demand;

•                                          potential insolvency of the third-party subcontractors;

•                                          reduced control over delivery schedules and quality;

•                                          limited warranties on wafers or products supplied to us;

•                                          potential increases in prices;

•                                          increased need for international-based supply and logistics management;

•                                          their inability to supply or support new or changing packaging technologies; and

•                                          low test yields.

We currently do not have long-term supply contracts with any of our third-party vendors, and, therefore, they are not obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order.  Although we believe that other semiconductor foundries or assembly subcontractors can adequately address our needs, we expect that it would take approximately six to twelve months to transition performance of these services from our current providers to new providers.  Such a transition may also require a qualification process by our customers or their end customers.  We generally place orders for products with some of our suppliers approximately four months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers.  Accordingly, if we do not accurately forecast demand for our products, we may be unable to obtain adequate foundry or assembly capacity from our third-party foundry and assembly subcontractors to meet our customers’ delivery requirements, or we may accumulate excess inventories.  On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and, therefore, were unable to benefit from this incremental demand.  Beyond our current forecast, none of our third-party foundry or assembly subcontractors have provided guarantees to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

We recently established additional international subsidiaries and have opened additional sales offices in international markets to expand our international sales activities in Europe and the Pacific Rim region and intend to increase our staffing in international sales.  The percentage of our revenues to customers located outside of the United States was 79% in fiscal 2002, 66% in fiscal 2001 and 21% in fiscal 2000.  This percentage increase in the two most recent years reflects our progress in the areas of product and customer diversification, as many of our wireless, and increasingly, wireline customers manufacture and design their products in the Pacific Rim region.  Our planned international sales growth will be limited if we are unable to hire additional personnel and develop relationships with international distributors.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

•                                          increased complexity and costs of managing international operations;

•                                          protectionist laws and business practices that favor local competition in some countries;

•                                          multiple, conflicting and changing laws, regulations and tax schemes;

•                                          longer sales cycles;

•                                          greater difficulty in accounts receivable collection and longer collection periods;

•                                          high levels of distributor inventory subject to rights of return to us;

•                                          political and economic instability; and

•                                          greater difficulty in hiring qualified technical sales and applications engineers.

To date, all of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars.  As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive.

OUR CURRENT MANUFACTURERS, ASSEMBLERS, TEST SERVICE PROVIDERS, AND CUSTOMERS ARE CONCENTRATED IN THE SAME GEOGRAPHIC REGION, WHICH INCREASES THE RISK THAT A NATURAL DISASTER, EPIDEMIC, LABOR STRIKE, WAR OR POLITICAL UNREST COULD DISRUPT OUR OPERATIONS OR SALES

Our current semiconductor wafer manufacturer’s foundries are located in the same region within Taiwan and our assembly and test subcontractors are located in the Pacific Rim region.  In addition, many of our customers, particularly mobile telephone manufacturers, are located in the Pacific Rim region.  The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area.  We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable.  Earthquakes, fire, flooding or other natural disasters in Taiwan or the Pacific Rim region, or an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturer, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity.  There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 21% of our revenues during the first three months of 2003.  North Korea’s recent decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings has created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and test for our wireless products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

THE SEMICONDUCTOR MANUFACTURING PROCESS IS HIGHLY COMPLEX AND, FROM TIME TO TIME, MANUFACTURING YIELDS MAY FALL BELOW OUR EXPECTATIONS, WHICH COULD RESULT IN OUR INABILITY TO SATISFY DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER

The manufacture of silicon wafers for our products is a highly complex and technologically demanding process.  Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries from time to time have experienced lower than anticipated manufacturing yields.  Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies.  If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers’ demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets.  The exploratory nature of these inquiries has become relatively common in the semiconductor industry.  We typically respond when appropriate and as advised by legal counsel.  We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future.  In April 2003, we paid $17 million to settle patent infringement claims brought against us by TDK Semiconductor Corporation.  In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers.  Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights.  Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us.  Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert our management’s time and attention.  Any intellectual property litigation also could force us to take specific actions, including:

•                                          cease selling products that use the challenged intellectual property;

•                                          obtain from the owner of the infringed intellectual property a right to a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•                                          redesign those products that use infringing intellectual property; or

•                                          pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

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

WE COULD SEEK TO RAISE ADDITIONAL CAPITAL IN THE FUTURE THROUGH THE ISSUANCE OF EQUITY OR DEBT SECURITIES, BUT ADDITIONAL CAPITAL MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US, OR AT ALL

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

As part of our growth and product diversification strategy, we will continue to evaluate opportunities to acquire other businesses or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities.  Acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

•                                          problems integrating the acquired operations, technologies or products with our existing business and products;

•                                          diversion of management’s time and attention from our core business;

•                                          need for financial resources above our planned investment levels;

•                                          difficulties in retaining business relationships with suppliers and customers of the acquired company;

•                                          risks associated with entering markets in which we lack prior experience;

•                                          potential loss of key employees of the acquired company; and

•                                          potential requirement to amortize intangible assets.

Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could impact the ownership percentages of existing shareholders.

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

During fiscal 2002, we significantly expanded our internal test capabilities to support our wireless products and also outsourced a portion of test operations to our contract manufacturers or other third parties.  While we expect that performing a substantial portion of testing in-house provides us with advantages in terms of quality control and shorter time required to bring a product to market, we may encounter difficulties and delays in maintaining or expanding our internal test capabilities.  In addition, final testing of complex semiconductors requires substantial resources to acquire state-of-the-art testing equipment and hiring additional qualified personnel, which has increased our fixed costs.  If demand for our products does not support the effective utilization of these employees and additional equipment, we may not realize any benefit from performing the final testing internally.  Any decrease in the demand for our products could result in the underutilization of our testing equipment and personnel.  If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.

OUR CUSTOMERS REQUIRE OUR PRODUCTS TO UNDERGO A LENGTHY AND EXPENSIVE QUALIFICATION PROCESS WHICH DOES NOT ENSURE PRODUCT SALES

Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer’s system as well as rigorous reliability testing.  This qualification process may continue for six months or longer.  However, qualification of a product by a customer does not ensure any sales of the product to that customer.  Even after successful qualification and sales of a product to a customer, a subsequent revision to the IC, changes in its manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory.  After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products.  Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales.  If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

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

WE ARE SUBJECT TO CREDIT RISKS RELATED TO OUR ACCOUNTS RECEIVABLE, ESPECIALLY WHEN CUSTOMERS PURCHASE PRODUCTS THROUGH DISTRIBUTORS AND CONTRACT MANUFACTURERS

We do not generally obtain letters of credit or other security for payment from customers, distributors or contract manufacturers.  Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities.  If we are unable to collect our accounts receivable, our operating results could be materially harmed.  A significant portion of our revenues are realized through indirect channels such as distributors and contract manufacturers, with a significant portion being located outside the United States.  At March 29, 2003, gross receivable balances from distributors and contract manufacturers totaled $8.6 million.  Distributors and contract manufacturers may be dependent on receiving payment from the ultimate customers for the resources necessary to pay us.  None of our shipments to distributors and contract manufacturers are guaranteed by the ultimate customer.  If for any reason a customer does not pay the distributor or contract manufacturer, there are no assurances that our direct contractual customers will have adequate working capital to enable the collection of our accounts receivable.  We continue to monitor the credit worthiness and payment practice of each of the distributors or contract manufacturers, and to date have not had any significant write offs of receivable balances from them.

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

OUR STOCK PRICE MAY BE VOLATILE

The market price of our common stock has been volatile in the past and may be volatile in the future.  The market price of our common stock may be significantly affected by the following factors:

•                                          actual or anticipated fluctuations in our operating results;

•                                          changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•                                          changes in market valuations of other technology companies, particularly semiconductor companies;

•                                          announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•                                          introduction of technologies or product enhancements that reduce the need for our products;

•                                          the loss of one or more key original equipment manufacturers (OEM) customers; and

•                                          departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies.  These market fluctuations may cause our stock price to fall regardless of our performance.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD PREVENT, DELAY OR IMPEDE A CHANGE IN CONTROL OF US AND MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK

Provisions of our certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable.  For example, our certificate of incorporation and bylaws provide for:

•                                          the division of our board of directors into three classes to be elected on a staggered basis, one class each year;

•                                          the ability of our board of directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

•                                          a prohibition on stockholder action by written consent;

•                                          elimination of the right of stockholders to call a special meeting of stockholders;

•                                          a requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders; and

•                                          a requirement that a supermajority vote be obtained to amend or repeal certain provisions of our certificate of incorporation.

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

RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  Across all of our product areas, we compete with Agere Systems, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity, Maxim Integrated Products, National Semiconductor, Philips, RF Micro Devices, Semtech, Skyworks Solutions Inc. (the company resulting from the combination of Conexant’s wireless business and Alpha Industries), Texas Instruments, Vitesse Semiconductor, and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies.  Some of our customers, such as Agere Systems, Intel, Motorola, Samsung and Texas Instruments, are also large, established semiconductor suppliers.  Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.  We anticipate increasing competitive pressure because sales of our wireless products into the highly competitive GSM handset market are expected to comprise a larger percentage of our future revenues.

In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce.  For example, Conexant is a significant competitor of ours across multiple product areas.  In June 2002, Conexant completed the spin-out of Skyworks Solutions, resulting from the combination of Conexant’s wireless business with Alpha Industries.  In July 2000, Lucent Technologies spun off its microelectronics business, which included its optoelectronics components and integrated circuits division, into a separate company named Agere Systems in order to accelerate the growth of the business and alleviate strategic conflicts with Lucent’s competitors.  Additionally, Siemens spun off its semiconductor business in 1999 to create a more focused company named Infineon Technologies.

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

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, WHICH HAS BEEN SUBJECT TO SIGNIFICANT DOWNTURNS

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions.  These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.  Specific areas of the communications markets have contributed to the overall decline and volatility of the semiconductor industry in the recent past.  For example, in fiscal 2001, the semiconductor industry suffered a downturn due to reductions in the actual unit sales of personal computers and wireless phones as compared to previous robust forecasts.  Additionally, changing and competing technical standards in airwave interfaces such as GSM and Code Division Multiple Access (CDMA) for mobile handsets, migration to higher speed communication protocols in the optical space and the return to prominence of the traditional bell regional operating companies compared to the competitive local exchange companies all have contributed to the volatility in the communications area of the semiconductor industry.  This downturn resulted in a material adverse effect on our business and operating results in fiscal 2001.

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

AVAILABLE INFORMATION

Our Internet website address is http://www.silabs.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the risk factors under Item 2 above.  Such information is incorporated by reference herein.

ITEM 4.  CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 29, 2003 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to March 29, 2003.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Patent Infringement Litigation Settlement

On April 1, 2003, we settled the patent infringement lawsuit brought against us by TDK Semiconductor Corporation (TDK) for alleged infringement of TDK’s United States Patent No. 5,654,984.  Under the terms of the settlement agreement, TDK agreed to release all claims covered by the lawsuit. In addition, TDK granted us irrevocable, royalty-free licenses for the patent covered by the lawsuit and certain other related patents.  In exchange, we made a one-time payment of $17 million to TDK and released all counterclaims covered by the lawsuit.  Prior to the settlement, the case was pending in the United States District Court for the Central District of California.  On April 4, 2003, the Court entered a stipulated order of dismissal with prejudice of all claims and counterclaims asserted in the lawsuit.

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock which became effective on March 23, 2000.  On April 19, 2002, a Consolidated Amended Complaint, which is now the operative complaint, was filed in the same court.  The complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  On July 15, 2002, we moved to dismiss all claims against us and the individual defendants.  A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  Many of the parties in these actions, including us, are participating in mediation discussions.  Although these discussions are underway, there are no assurances that such discussions will result in any meaningful progress towards an acceptable settlement.  We intend to vigorously contest this case, and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

We are not currently involved in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.  A total of 3,680,000 shares of common stock were registered.  We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate.  The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc.  The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share.  The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million.  We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000.  Another $4.3 million was used to pay off equipment loans provided by Imperial Bank.  We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000.  In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions.  As of March 29, 2003, the remaining proceeds were invested in short-term, investment-grade, interest bearing instruments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  The following exhibits are filed as part of this report:

Exhibit Number

3.1*

Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-94853 (the “IPO Registration Statement”)).

3.2*	Form of Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the IPO Registration Statement).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

Exhibit Number

10.1**	Settlement Agreement dated April 1, 2003 between TDK Semiconductor Corporation and Silicon Laboratories Inc.

99.1	Certification to the Securities and Exchange Commission, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

  *                                   Incorporated herein by reference to the indicated filing.

**                                  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(b)                                 During the three months ended March 29, 2003, we filed the following Current Reports on Form 8-K:

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.
(Registrant)

April 21, 2003
Date	/s/ Navdeep S. Sooch
Navdeep S. Sooch
CHAIRMAN AND
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER)

April 21, 2003	/s/ Russell J. Brennan
Date	Russell J. Brennan
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003

/s/ Navdeep S. Sooch
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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003

/s/ Russell J. Brennan
Russell J. Brennan
VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)