Form 10-Q
period 2003-06-28
SILICON LABORATORIES INC
filed 2003-07-21
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                    ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 7, 2003, 49,267,279 shares of common stock of Silicon Laboratories Inc. were outstanding.

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-Q (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  SUCH FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS “EXPECTS,” “ANTICIPATES,” “INTENDS,” “BELIEVES” OR SIMILAR LANGUAGE.  YOU ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “FACTORS AFFECTING FUTURE OPERATING RESULTS” AND ELSEWHERE IN THIS REPORT.  SILICON LABORATORIES DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	JUNE 28, 2003	DECEMBER 28, 2002
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$78,325	$73,950
Short-term investments	52,924	41,216
Accounts receivable, net of allowance for doubtful accounts of $923 at June 28, 2003 and $945 at December 28, 2002	32,268	27,501
Inventories	13,575	13,319
Deferred income taxes	4,921	4,921
Prepaid expenses and other	2,367	1,841
Total current assets	184,380	162,748
Property, equipment and software, net	31,933	29,781
Goodwill and other intangible assets	2,056	450
Other assets	6,938	4,086
Total assets	$225,307	$197,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,210	$13,272
Accrued expenses	8,234	8,505
Deferred income on shipments to distributors	5,901	10,147
Income taxes payable	9,180	8,470
Total current liabilities	49,525	40,394
Other long-term obligations	2,249	949
Total liabilities	51,774	41,343

Commitments and contingencies

Stockholders’ equity:
Common stock—$.0001 par value; 250,000 shares authorized; 49,252 and 48,904 shares issued and outstanding at June 28, 2003 and December 28, 2002, respectively	5	5
Additional paid-in capital	178,936	174,088
Stockholder notes receivable	(31)	(228)
Deferred stock compensation	(10,188)	(13,092)
Retained earnings (deficit)	4,811	(5,051)
Total stockholders’ equity	173,533	155,722
Total liabilities and stockholders’ equity	$225,307	$197,065

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 28, 2003	JUNE 29, 2002	JUNE 28, 2003	JUNE 29, 2002
Revenues	$69,086	$41,185	$132,839	$70,034
Cost of revenues	30,267	19,304	73,845	31,398
Gross profit	38,819	21,881	58,994	38,636
Operating expenses:
Research and development	11,635	8,211	21,165	16,258
Selling, general and administrative	9,539	8,299	19,537	14,975
Amortization of deferred stock compensation	1,223	1,308	2,489	2,613
Operating expenses	22,397	17,818	43,191	33,846
Operating income	16,422	4,063	15,803	4,790
Other income (expense):
Interest income	308	367	653	826
Interest expense	—	(148)	—	(299)
Other income (expense), net	(119)	(9)	(783)	(10)
Income before income taxes	16,611	4,273	15,673	5,307
Provision for income taxes	5,707	1,618	5,812	2,297

Net income	$10,904	$2,655	$9,861	$3,010
Net income per share:
Basic	$0.22	$0.06	$0.20	$0.06
Diluted	$0.21	$0.05	$0.19	$0.06
Weighted-average common shares outstanding:
Basic	48,480	47,482	48,291	47,158
Diluted	51,392	50,901	51,173	50,982

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

 SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JUNE 28, 2003	JUNE 29, 2002
OPERATING ACTIVITIES
Net income	$9,861	$3,010
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	7,137	5,124
Amortization of other intangible assets and other assets	1,261	80
Amortization of deferred stock compensation	2,489	2,613
Amortization of note/lease end-of-term interest payments	—	69
Equity investment loss	663	—
Income tax benefit from exercise of stock options	1,039	288
Changes in operating assets and liabilities:
Accounts receivable	(4,766)	(10,710)
Inventories	(256)	(2,754)
Prepaid expenses and other	(709)	(1,036)
Income tax receivable	—	1,512
Other assets	(11)	(25)
Accounts payable	8,179	8,326
Accrued expenses	(767)	2,374
Deferred income on shipments to distributors	(4,246)	1,551
Income taxes payable	711	—
Net cash provided by operating activities	20,585	10,422

INVESTING ACTIVITIES

Purchases of short-term investments	(46,330)	(39,965)
Maturities of short-term investments	34,757	24,628
Purchases of property, equipment and software	(3,982)	(11,656)
Equity investment	—	(1,300)
Purchases of other assets	(5,077)	—
Net cash used in investing activities	(20,632)	(28,293)

FINANCING ACTIVITIES

Payments on long-term debt	—	(833)
Payments on capital leases	—	(204)
Proceeds from repayment of stockholder notes	197	266
Proceeds from Employee Stock Purchase Plan	745	632
Net proceeds from exercises of stock options	3,480	893
Net cash provided by financing activities	4,422	754
Increase (decrease) in cash and cash equivalents	4,375	(17,117)
Cash and cash equivalents at beginning of period	73,950	82,346
Cash and cash equivalents at end of period	$78,325	$65,229

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$—	$146
Income taxes paid	$3,991	$497

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 28, 2003

1.               SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of December 28, 2002, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at June 28, 2003, the condensed consolidated results of its operations for the three and six months ended June 28, 2003 and June 29, 2002 and the condensed consolidated statements of cash flows for the six months ended June 28, 2003 and June 29, 2002.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three and six months ended June 28, 2003 are not necessarily indicative of the results to be expected for the full year.

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

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Inventories consist of the following (in thousands):

	JUNE 28, 2003	DECEMBER 28, 2002
Work in progress	$8,095	$7,291
Finished goods	5,480	6,028
	$13,575	$13,319

OTHER COMPREHENSIVE INCOME

There were no material differences between net income and comprehensive income during any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES.  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not believe that the adoption of FIN 46 will have a material impact on its results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.  SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The Company does not believe that the adoption of SFAS 149 will have a material impact on its results of operations or financial position.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY.  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The Company does not believe that the adoption of SFAS 150 will have a material impact on the Company’s results of operations or financial position.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 28, 2003	JUNE 29, 2002	JUNE 28, 2003	JUNE 29, 2002
Net income	$10,904	$2,655	$9,861	$3,010
Basic:
Weighted-average shares of common stock outstanding	49,154	48,782	49,070	48,744
Weighted-average shares of common stock subject to repurchase	(674)	(1,300)	(779)	(1,586)
Shares used in computing basic net income per share	48,480	47,482	48,291	47,158

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	530	1,047	627	1,348
Stock options	2,382	2,372	2,255	2,476
Shares used in computing diluted net income per share	51,392	50,901	51,173	50,982

Basic net income per share	$0.22	$0.06	$0.20	$0.06
Diluted net income per share	$0.21	$0.05	$0.19	$0.06

Approximately 1,765,000, 1,745,000, 1,922,000 and 1,652,000 weighted-average dilutive potential shares have been excluded for the three months ended June 28, 2003 and June 29, 2002, and for the six months ended June 28, 2003 and June 29, 2002, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.

2.               SEGMENT REPORTING

The Company has one operating segment, mixed-signal communication integrated circuits (ICs), consisting of nine product lines.  The Company’s chief operating decision maker is considered to be the Chief Executive Officer and Chairman of the Board.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.               STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 28, 2003	JUNE 29, 2002	JUNE 28, 2003	JUNE 29, 2002
Net income - as reported	$10,904	$2,655	$9,861	$3,010
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	1,223	1,308	2,489	2,613

The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(7,204)	(5,978)	(14,330)	(11,616)
Pro forma net income (loss)	$4,923	$(2,015)	$(1,980)	$(5,993)

Earnings per share
Basic - as reported	$0.22	$0.06	$0.20	$0.06
Basic - pro forma	$0.10	$(0.04)	$(0.04)	$(0.13)

Diluted - as reported	$0.21	$0.05	$0.19	$0.06
Diluted - pro forma	$0.10	$(0.04)	$(0.04)	$(0.13)

4.               COMMITMENTS AND CONTINGENCIES

On August 7, 2001, TDK Semiconductor Corporation (TDK) commenced a lawsuit against the Company for alleged willful infringement by its direct access arrangement (DAA) products of a TDK-held patent.  On April 1, 2003, the Company settled the patent infringement lawsuit brought against the Company by TDK.  Under the terms of the settlement agreement, TDK agreed to release all claims covered by the lawsuit.  In addition, TDK granted to the Company irrevocable, royalty free licenses for the patent covered by the lawsuit and certain other related patents.  In exchange, the Company agreed to make a one-time payment of $17 million to TDK in April 2003 and release all counterclaims covered by the lawsuit.  Based on a valuation study performed by an independent appraiser, the Company recorded $15.3 million of the settlement amount as an expense during the first quarter of fiscal 2003 and the remaining $1.7 million was recorded as an intangible asset during the second quarter of fiscal 2003 for the value associated with the licensed patents and is being amortized over the remaining life of the technology.

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock which became effective on March 23, 2000.  On April 19, 2002, a Consolidated Amended Complaint, which is now the operative complaint, was filed in the same court.  The complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  On July 15, 2002, the Company moved to dismiss all claims against the Company and the individual defendants.  A court order dated

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  The plaintiff class has proposed a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a proposed settlement between the plaintiff class and the Company and the other approximately 300 defendants.  It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements would be covered by existing insurance.  Therefore, the Company does not expect that the proposed settlement would involve any payment by the Company.  The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately 300 defendants, the negotiation of a final settlement agreement, and approval of the settlement by the court.  The Company cannot be certain as to whether or when a settlement will occur or be finalized and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

The Company is involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” BELOW FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL YEAR 2003 WILL HAVE 53 WEEKS WITH THE EXTRA WEEK OCCURRING IN THE FOURTH QUARTER OF THIS YEAR.  OUR SECOND QUARTER OF FISCAL YEAR 2003 ENDED JUNE 28, 2003.  OUR SECOND QUARTER OF FISCAL YEAR 2002 ENDED JUNE 29, 2002.  ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for the communications industry.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or DSL, and optical network equipment.  Customers during fiscal 2002 or the first six months of fiscal 2003 included Agere Systems, Ambit, Broadcom, Conexant, Echostar, Hughes Network Systems, Intel, Sagem, Samsung, Smart Link, Texas Instruments and Wavecom.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 412 at June 28, 2003, from 364 employees at the end of fiscal 2002 and 279 employees at the end of fiscal 2001.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-parties in Asia to assemble, package, and in some cases, test these die prior to shipment to our customers.  We plan to increase the amount of testing performed by such third parties, which we anticipate will facilitate faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.  We are also in the process of implementing supply chain management software which we believe will improve our ability to scale our operations, reduce our inventory requirements and improve the quality of our shipment scheduling commitments with our customers through improved efficiency.

Our product portfolio has expanded from a single product in 1996 to nine distinct product families targeting the wireless, wireline and optical markets.  Our expertise in analog-intensive, high-performance, mixed signal ICs enables us to develop highly differentiated solutions that address large markets.  For example, our silicon DAA product family is optimized for the PC modem market; our ISOmodem™ family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero™ Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) transceiver family is being shipped in cellular handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  During the first six months of fiscal 2003, we expanded our Aero Transceiver family with the launch of Aero I, a single package GSM/GPRS transceiver, and we introduced a new ISOmodem product that integrates our third generation silicon DAA.  We plan to further diversify our product portfolio by introducing products that increase the amount of content we provide for existing applications and by introducing ICs for markets we do not currently address.  We expect the addition of these new applications to expand our total available market opportunity.

Many of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  During the six months ended June 28, 2003, one end customer, Samsung, represented 21.7% of our revenues.  No other single end customer accounted for more than 10% of our revenues during the six months ended June 28, 2003.  Two of our distributors, Edom Technology and Uniquest, each selling products to several customers in Asia, represented 12.3% and 10.5% of our revenues during the six months ended June 28, 2003, respectively.  No other distributor accounted for more than 10% of our revenues during the six months ended June 28, 2003.

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

The sales cycle for the test and evaluation of our ICs can range from one month to 12 months or more.  An additional three to six months or more may be required before a customer ships a significant volume of devices that incorporate our ICs.  Due to this lengthy sales cycle, we may experience a significant delay between incurring expenses for research and development and selling, general and administrative efforts, and the generation of corresponding sales, if any.  Consequently, if sales in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters would be adversely affected.  Moreover, the amount of time between initial research and development and commercialization of a product, if ever, can be substantially longer than the sales cycle for the product.  Accordingly, if we incur substantial research and development costs without developing a commercially successful product, our operating results, as well as our growth prospects, could be adversely affected.

Rapid changes in our markets and across our product areas make it difficult for us to estimate the impact of seasonal factors on our business.  Because many of our ICs are designed for use in consumer products such as personal computers (PCs) and wireless telephones, we expect that the demand for our products will be subject to seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand.

The following describes the line items set forth in our condensed consolidated statements of income:

REVENUES.  Revenues are generated principally by sales of our ICs.  We recognize revenue upon the transfer of title, which generally occurs upon shipment to our customers.  Revenues are deferred on shipments to distributors until they are resold by such distributors to end customers.  Our products typically carry a one-year replacement warranty.  Replacements have been insignificant to date.  Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products.  The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products.  These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes, to provide profit margin to our distributors who resell our products or in response to competition.  In addition, as a product matures, we expect that the average selling price for such product will decline due to the greater availability of competing products.  Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as our ability to develop new products and subsequently achieve customer acceptance of newly introduced products.

COST OF REVENUES.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software and other intellectual property license costs; an allocated portion of our occupancy costs; allocable depreciation of testing equipment and leasehold improvements; and in the first three months of fiscal 2003, the settlement costs associated with the TDK Semiconductor Corporation (TDK) patent infringement lawsuit.  Generally, we depreciate equipment over four years on a straight line basis and leasehold improvements over the shorter of the estimated useful life or the applicable lease term.  Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations.  Generally, as production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and test operations achieve greater economies of scale for that product.  Additionally, the cost of wafer procurement and assembly and test services, which are significant components of cost of goods sold, vary cyclically with overall demand for semiconductors and our suppliers’ available capacity of such products and services.

RESEARCH AND DEVELOPMENT.  Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities, new product mask, wafer and packaging costs, external consulting and services costs, equipment tooling, as well as an allocated portion of our occupancy costs for such operations.  We generally depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over three to four years.  Development activities include the design of new products and test methodologies to ensure compliance with required specifications.

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

OTHER INCOME (EXPENSE).  Other income (expense) reflects our share of losses in and impairment reserves related to our equity investment in ASIC Design Services, Inc. (ADS) and the gain on the disposal of fixed assets.

PROVISION FOR INCOME TAXES.  We accrue a provision for federal and state income tax at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and interest income from tax-advantaged short-term investments.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statement of income data as a percentage of revenues for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 28, 2003	JUNE 29, 2002	JUNE 28, 2003	JUNE 29, 2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.8	46.9	55.6	44.8
Gross profit	56.2	53.1	44.4	55.2

Operating expenses:
Research and development	16.8	19.9	15.9	23.2
Selling, general and administrative	13.8	20.2	14.7	21.4
Amortization of deferred stock compensation	1.8	3.2	1.9	3.7
Operating expenses	32.4	43.3	32.5	48.3
Operating income	23.8	9.8	11.9	6.9

Other income (expense):
Interest income	0.5	0.9	0.5	1.1
Interest expense	—	(0.4)	—	(0.4)
Other income (expense)	(0.2)	—	(0.6)	—
Income before income taxes	24.1	10.3	11.8	7.6
Provision (benefit) for income taxes	8.3	3.9	4.4	3.3
Net income	15.8%	6.4%	7.4%	4.3%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 28, 2003 TO THE THREE AND SIX MONTHS ENDED JUNE 29, 2002.

REVENUES.  Revenues for the three months ended June 28, 2003 were $69.1 million, an increase of $27.9 million, or 67.7%, from revenues of $41.2 million in the three months ended June 29, 2002.  Revenues for the six months ended June 28, 2003 were $132.8 million, an increase of $62.8 million, or 89.7%, from revenues of $70.0 million in the six months ended June 29, 2002.  The increase during the most recent quarter was primarily attributable to growth in the volume of sales for our ISOModems and silicon DAA products.  The increase during the most recent six month period was primarily attributable to significant growth in the volume of sales for our wireless products, including the Aero Transceiver, reflecting a growing number of customers adopting these products into their offerings.  During the first six months of fiscal 2003, we experienced normal decreases in the average selling prices, particularly with respect to our wireless products.  However, these price decreases were more than offset by increases in sales volumes for our products and, to a lesser extent, the introduction of higher priced next generation products.

GROSS PROFIT.  Gross profit for the three months ended June 28, 2003 was $38.8 million, or 56.2% of revenues, an increase of $16.9 million, as compared with gross profit of $21.9 million, or 53.1% of revenues, in the three months ended June 29, 2002.  Gross profit for the six months ended June 28, 2003 was $59.0 million, or 44.4% of revenues, an increase of $20.4 million, as compared with gross profit of $38.6 million, or 55.2% of revenues, in the six months ended June 29, 2002.  The increase in gross profit dollars for the most recent quarter was primarily due to the substantial increase in sales volume.  The increase in gross profit percentage during the most recent quarter was primarily due to a substantial increase in our sales volume, increased utilization of our internal test capacity and the use of lower cost subcontracted test services.  While we expect periodic fluctuations, to the extent sales of our wireless products into the highly competitive GSM handset market comprise a larger percentage of our revenue, we expect to experience increased downward pressure on our average selling prices for such individual products.  The increase in gross profit dollars for the most recent six month period was also primarily due to a substantial increase in sales volumes, but was offset to a large extent by the $15.3 million charge relating to the settlement of the patent infringement lawsuit filed against us by TDK.  The decrease in gross profit percentage during the most recent six month period was primarily due to the charge related to the settlement of the patent infringement lawsuit but was partially offset due to the substantial increase in our sales volumes, increased utilization of our internal test capacity and the use of lower cost subcontracted test services.

RESEARCH AND DEVELOPMENT.  Research and development expense for the three months ended June 28, 2003 was $11.6 million, or 16.8% of revenues, which reflected an increase of $3.4 million, or 41.7%, as compared with research and development expense of $8.2 million, or 19.9% of revenues, for the three months ended June 29, 2002.  Research and development expense for the six months ended June 28, 2003 was $21.2 million, or 15.9% of revenues, which reflected an increase of $4.9 million, or 30.2%, as compared with research and development expense of $16.3 million, or 23.2% of revenues, for the six months ended June 29, 2002.  The increase in the dollar amount of research and development expense for the recent three and six month periods was principally due to increased staffing and associated costs to pursue new product development opportunities.  As a percentage of revenues, research and development expense decreased significantly due to the substantial increase in revenues during both the recent three and six months periods of fiscal 2003.  We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but will fluctuate as a percentage of revenues due to changes in sales volume and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the three months ended June 28, 2003 was $9.5 million, or 13.8% of revenues, which reflected an increase of $1.2 million, or 14.9%, as compared to selling, general and administrative expense of $8.3 million, or 20.2% of revenues, in the three months ended June 29, 2002.  Selling, general and administrative expense for the six months ended June 28, 2003 was $ 19.5 million, or 14.7% of revenues, which reflected an increase of $4.5 million, or 30.5%, as compared to selling, general and administrative expense of $15.0 million, or 21.4% of revenues, in the six months ended June 29, 2002.  The increase in the dollar amount of selling, general and administrative expense during the recent three and six month periods was principally attributable to increased staffing and associated costs, sales commissions associated with our higher revenues and transition of the Samsung account from a non-commission bearing distributor account to a commission bearing direct account serviced by a third-party sales representative, and the continued expansion of our sales and marketing infrastructure to support the higher sales volumes.  These factors were offset in part by $0.5 million of negotiated savings relative to amounts previously accrued for legal costs in connection with the TDK litigation.  We expect selling, general and administrative expense to continue to increase in absolute dollars in future periods as we continue to expand our sales channels, marketing efforts and administrative infrastructure.  In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues principally because of continued spending on infrastructure and personnel to provide sales and technical support to our foreign customers; fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and potential significant variability in our future sales volume.

AMORTIZATION OF DEFERRED STOCK COMPENSATION.  We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the fair value of our common stock at the time of such grants or issuances.  We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $1.2 million and $2.5 million for the three and six months ended June 28, 2003, respectively, as compared to $1.3 million and $ 2.6 million for the three and six months ended June 29, 2002, respectively.

INTEREST INCOME.  Interest income for the three and six months ended June 28, 2003 was $0.3 million and $0.7 million, respectively, as compared to $0.4 million and $0.8 million for the three and six months ended June 29, 2002.  This decrease was primarily due to lower interest rates on cash and short-term investments balances during the three and six months ended June 28, 2003.

INTEREST EXPENSE.  Interest expense for the three and six months ended June 28, 2003 was zero, as compared to $0.1 million and $0.3 million for the three and six months ended June 29, 2002, respectively.  The decrease in interest expense was due to the absence of debt and equipment financing during the recent three and six month periods.

OTHER INCOME (EXPENSE).  Other expense in the three and six months ended June 28, 2003 was $0.1 million and $0.8 million, respectively, which primarily reflects our share of the losses in our investment in ADS and an impairment charge to write off our remaining investment balance in ADS as a result of our evaluation of the market viability associated with the product under development by ADS and our decision to not make any additional investments in ADS.  We did not have any equity investments, and therefore no corresponding losses, during the three and six month periods ending June 29, 2002.

PROVISION FOR INCOME TAXES.  Our tax provision rate, excluding the impact of the nondeductible amortization of deferred stock compensation, was 32% for the three and six months ended June 28, 2003, as compared to 29% for the three and six months ended June 29, 2002.  Our favorable research and development tax credits and tax-advantaged interest income in the current year periods are lower in proportion to pretax income as compared to the prior year periods.  Additionally, the non-deductibility of losses in our investment in ADS contributes to the increase in the tax provision rate in the current year periods.  The tax provision rate differs from the statutory rate due to the impact of research and development tax credits, tax-exempt interest income, state taxes and other permanent items.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of June 28, 2003 consisted of $131.2 million in cash, cash equivalents and short-term investments.  Our short term investments consist primarily of obligations of municipalities and agencies of the U.S. government that have initial maturities of less than one year.

In addition, we have credit available under a bank credit facility with a revolving line of credit for borrowings and letters of credit of up to the lesser of $5.0 million or 80% of eligible accounts receivable at the bank’s prime lending rate, which was 4.0% as of June 28, 2003.  At June 28, 2003, a letter of credit for $0.4 million related to a building lease was outstanding under the revolving line of credit and $4.6 million was available for new borrowings or letters of credit.  The bank facility is secured by our accounts receivable, inventories, capital equipment and all other unsecured assets (excluding intellectual property).  The line of credit prohibits the payment of cash dividends and requires the maintenance of tangible net worth and compliance with financial ratios that measure our immediate liquidity and our ongoing ability to pay back our outstanding obligations.  We believe we were in compliance with all covenants at June 28, 2003.

Net cash provided by operating activities was $20.6 million during the six months ended June 28, 2003, compared to $10.4 million during the six months ended June 29, 2002.  The increase was principally due to revenues generated by a higher volume of sales over a relatively fixed cost structure but was offset by a $15.3 million cash payment in the second quarter of 2003 relating to the settlement of patent litigation with TDK.  Operating cash flows during the six months ended June 28, 2003 reflect our net income of $9.9 million, as adjusted for non-cash charges (depreciation and amortization and equity investment losses) of $11.5 million, and a net decrease in the non-cash components of our working capital of $0.8 million.

Net cash used in investing activities was $20.6 million during the six months ended June 28, 2003, compared to net cash used of $28.3 million during the six months ended June 29, 2002.  The decrease was principally due to lower purchases of capital equipment and lower net purchases of short-term investments during the most recent quarter.  Investing cash flows during the six months ended June 28, 2003 reflect our net purchase of short-term investments of $11.5 million, capital expenditures of $4.0 million, and investment in other assets of $5.1 million.

We anticipate additional capital expenditures of approximately $8.8 million for fiscal 2003.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other business or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $4.4 million during the six months ended June 28, 2003, compared to net cash provided of $0.8 million during the six months ended June 29, 2002.  The increase in cash flows from financing activities during the six months ended June 28, 2003 was principally due to proceeds from the exercise of employee stock options and purchases under our employee stock purchase plan.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, and the expansion of our sales and marketing activities.  We believe our existing cash balances and credit facility are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.  We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported.  Changes in the facts and circumstances could have a significant impact on the resulting financial statements.  We believe the following critical accounting policies affect our more complex judgments and estimates.  We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and gross profit on sales to distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Allowance for doubtful accounts – We evaluate the collectibility of our accounts receivable based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected.  For all other customers, we recognize allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past their contractual due date, the current business environment, and our historical experience.  If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.  Accounts receivable write-offs to date have been minimal.

Inventory Valuation – We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales history, backlog and forecasts, product marketing plans and product life cycles.  To address the difficult, subjective and complex area of judgment in determining appropriate inventory valuation in a consistent manner, we apply a set of methods, assumptions and estimates to arrive at the net inventory amount by completing the following: First, we identify any inventory that has been previously reserved in prior periods.  This inventory remains reserved until sold, destroyed or otherwise disposed of.  Second, we examine the inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards as identified by our quality assurance personnel and provide reserves.  Third, the remaining inventory not otherwise identified to be reserved is compared to an assessment of product history and forecasted demand, typically over the last six months and next six months, or actual firm backlog on hand.  Finally, the result of this methodology is compared against the product life cycle and competitive situations in the marketplace driving the outlook for the consumption of the inventory and the appropriateness of the resulting inventory levels.  Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project.  In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

Impairment of long-lived assets – We review long-lived assets, including goodwill, fixed assets and purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and record an impairment charge if necessary.  Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast.

Income Taxes – We are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income (loss) and, to the extent we believe that recovery is not likely, we must establish a valuation allowance against the deferred tax asset.  We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time to resolve and could result in additional assessments of income tax.  In our opinion, adequate provisions for income taxes have been made for all years.

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

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.  SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis.  The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We do not believe that the adoption of SFAS 149 will have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY.  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  We do not believe that the adoption of SFAS 150 will have a material impact on our results of operations or financial position.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

All of our investments are entered into for other than trading purposes.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments.  Based on our investment holdings as of June 28, 2003, an immediate 1 percentage point decline in the yield for such instruments would decrease our annual interest income by $1.3 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH AND MAY EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

Although we have experienced revenue growth in our nine most recent quarterly periods, we may not be able to sustain this growth.  We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate.  It is likely that in some future period our revenues or operating results will be below the expectations of public market analysts or investors.  If this occurs, our stock price may drop, perhaps significantly.

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

•        impairment charges related to inventory, equipment or other long-lived assets;

•        significant legal costs to defend our intellectual property rights or respond to claims against us; and

•        the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

The markets for mobile telephones, personal computers, satellite television set-top boxes and voice over DSL applications are characterized by rapid fluctuations in demand and seasonality that result in corresponding fluctuations in the demand for our wireless and wireline products that are incorporated in such devices.  Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance.  Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth.  In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance.  For example, transceivers that provide some of the functionality provided by our RF Synthesizers have been introduced to market by us and our competitors.  The introduction of these competing transceivers, including our Aero Transceiver, has resulted in a rapid decline in our sales of RF Synthesizers.  Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR REVENUES

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the six months ended June 28, 2003, our ten largest customers accounted for 67.8% of our revenues.  We had one customer, Samsung, which represented 21.7% of our revenues.  No other single customer accounted for more than 10% of our revenues during the six months ended June 28, 2003.  Two distributors, Edom Technology and Uniquest, each selling to multiple customers in Asia, represented 12.3% and 10.5% of our revenues during the six months ended June 28, 2003, respectively.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to affect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

While we have been the sole supplier of the direct access arrangement, or DAA, ICs used in many of our customers’ soft modem DAA products and have also been a substantial supplier of synthesizers and transceivers to Samsung and other major GSM handset manufacturers, our customers regularly evaluate alternative sources of supply in the future in order to diversify their supplier base, which would increase their negotiating leverage with us and protect their ability to secure these components.  We believe that any expansion of our customers’ supplier bases could have an adverse effect on the prices we are able to charge and volume of product that we are able to supply to our customers, which would negatively affect our revenues and operating results.

WE ARE SUBJECT TO RISKS RELATING TO PRODUCT CONCENTRATION AND LACK OF REVENUE DIVERSIFICATION

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term.  Continued market acceptance of these products, is therefore, critical to our future success.  In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents.  If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.  Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

•        a decline in demand for any of our more significant products, including our Aero Transceiver, RF Synthesizer, DAA, ISOmodem or ProSLIC;

•        failure of our products to achieve continued market acceptance;

•        an improved version of our products being offered by a competitor;

•        technological change that we are unable to address with our products; and

•        a failure to release new products or enhanced versions of our existing products on a timely basis  and/or the failure of these products to achieve market acceptance.

We are particularly dependent on sales of our wireless products, which constituted almost half of our total revenues in 2002 and more than half of our total revenues during the first six months of fiscal 2003.  If the market for GSM mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

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

•        availability of foundry, assembly and test capacity;

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

We cannot provide any assurance that products which we recently have developed or may develop in the future will achieve market acceptance.  We have introduced to market or are in development of many ICs.  If our ICs fail to achieve market acceptance, or if we fail to develop new products that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

Our ICs are used as components in communications devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the six months ended June 28, 2003 was $21.2 million, or 15.9% of revenues.  A number of large companies in the communications industry are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM standard.  The Aero Transceiver is also compatible with the GPRS standard, which we believe is the emerging data communications protocol for GSM based wireless phones.  We cannot be certain that these standards will not change, thereby making our products unsuitable or impractical.  Additionally, despite the published GSM/GPRS specifications, mobile phone network operators may demand increased performance beyond specifications for this highly competitive market.  In the area of optical networking, our clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET.  Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in our inability to sell these products.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 279 employees at the end of fiscal 2001 to 412 employees at June 28, 2003.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems.  We are currently in the process of implementing supply chain management software.  If such software does not function as expected, our sales and operating results could be materially and adversely affected.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding operations, our business could be materially and adversely affected.

WE RELY ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS AND THE FAILURE TO SUCCESSFULLY MANAGE OUR RELATIONSHIPS WITH OUR MANUFACTURERS AND SUBCONTRACTORS WOULD NEGATIVELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS

We do not have our own wafer fab manufacturing facilities.  Therefore, we rely principally on one third-party vendor, Taiwan Semiconductor Manufacturing Co. (TSMC), to manufacture the ICs we design.  We also currently rely principally on two third-party assembly subcontractors, Advanced Semiconductor Engineering and Amkor, to assemble and package the silicon chips provided by the wafers for use in final products.  Additionally, we rely on third-party vendors for a portion of the testing requirements of our products prior to shipping.  We also maintain testing facilities in Austin, Texas.  However, we have increasingly utilized offshore third-party test subcontractors, typically in Asia, where the parts are assembled and where the products are more frequently delivered to our customers.  We expect this trend toward utilization of offshore third-party test subcontractors to continue.

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

•        their inability to supply or support new or changing packaging technologies; and

•        low test yields.

We typically do not have long-term supply contracts with our third-party vendors, and, therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order.  Although we believe that other semiconductor foundries or assembly or test subcontractors can adequately address our needs, we expect that it would take approximately six to twelve months to transition performance of these services from our current providers to new providers.  Such a transition may also require a qualification process by our customers or their end customers.  We generally place orders for products with some of our suppliers approximately three to four months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers.  Accordingly, if we do not accurately forecast demand for our products, we may be unable to obtain adequate foundry or assembly capacity from our third-party foundry and assembly subcontractors to meet our customers’ delivery requirements, or we may accumulate excess inventories.  On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and, therefore, were unable to benefit from this incremental demand.  Beyond our current forecast, our third-party foundry or assembly or test subcontractors typically do not provide guarantees to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

WE HAVE INCREASED OUR INTERNATIONAL ACTIVITIES SIGNIFICANTLY AND PLAN TO CONTINUE SUCH EFFORTS, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS INCLUDING INCREASED LOGISTICAL COMPLEXITY, POLITICAL INSTABILITY AND CURRENCY FLUCTUATIONS

We recently established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and the Pacific Rim region.  The percentage of our revenues to customers located outside of the United States was 79% in fiscal 2002, 66% in fiscal 2001 and 21% in fiscal 2000.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 21.7% of our revenues during the first six months of 2003.  North Korea’s recent decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings has created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and test of our wireless products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.  Our success to date has been highly dependent on Navdeep Sooch, our co-founder, Chief Executive Officer and Chairman of the Board, Daniel Artusi, our President and Chief Operating Officer, Jeffrey Scott, our co-founder and Vice President, and David Welland, our co-founder and Vice President.  We believe that our future success will be dependent on retaining the services of these key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur.  For example, our co-founder and CEO,  Navdeep Sooch, has recently announced his desire to transition out of his role as CEO at the end of this year, while continuing to remain actively involved with us as Chairman of the Board.  Daniel Artusi is anticipated to assume the additional role as CEO at that time.  There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal communications ICs.  In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense.  Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations.  We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth.  The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE

Our products rely on our proprietary technology, and we expect that future technological advances made by us will be critical to sustain market acceptance of our products.  Therefore, we believe that the protection of our intellectual property rights is and will continue to be important to the success of our business.  We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  We also enter into confidentiality or license agreements with our employees, consultants, intellectual property providers and business partners, and control access to and distribution of our documentation and other proprietary information.  Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology.  Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.  We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products.  For example, issued patents may be circumvented or challenged and declared invalid or unenforceable.  We also cannot be certain that others will not develop effective competing technologies on their own.

SIGNIFICANT LITIGATION OVER INTELLECTUAL PROPERTY IN OUR INDUSTRY MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties.  The exploratory nature of these inquiries has become relatively common in the semiconductor industry.  We typically respond when appropriate and as advised by legal counsel.

We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future.  In April 2003, we paid $17 million to settle patent infringement claims brought against us by TDK Semiconductor Corporation.  In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers.  Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights.  Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us.  Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention.  Any intellectual property litigation also could force us to take specific actions, including:

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

We believe that our existing cash, cash equivalents, investments and bank credit facility will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.  However, it is possible that we may need to raise additional funds to finance our activities or to facilitate acquisitions of other businesses, products or technologies.  We believe we could raise these funds, if needed, by selling equity or debt securities to the public or to selected investors.  In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  However, we may not be able to obtain additional funds on favorable terms, or at all.  If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.

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

Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

A SUBSTANTIAL PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

Although we are increasingly relying on third parties to test our products, we have invested substantial resources to acquire state-of-the-art testing equipment and hire additional qualified personnel, which has increased our fixed costs.  If demand for our products does not support the effective utilization of these employees and additional equipment or if we elect to rely on third parties for testing services, we may not realize the anticipated benefits from our investments in internal test capacity.  If our internal test operations are underused or mismanaged, we may incur significant costs that could adversely affect our operating results.  In addition, test equipment that we have purchased may become obsolete as a result of our introduction of new products which require new testing equipment.  Such obsolescence could result in substantial impairment charges to reflect the write-off of such equipment which would adversely affect our operating results.

OUR CUSTOMERS REQUIRE OUR PRODUCTS TO UNDERGO A LENGTHY AND EXPENSIVE QUALIFICATION PROCESS WITHOUT ANY ASSURANCE OF PRODUCT SALES

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

We do not generally obtain letters of credit or other security for payment from customers, distributors or contract manufacturers.  Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities.  If we are unable to collect our accounts receivable, our operating results could be materially harmed.  A significant portion of our revenues are realized through indirect channels such as distributors and contract manufacturers, with a significant portion being located outside the United States.  At June 28, 2003, gross receivable balances from distributors and contract manufacturers totaled $13.0 million.  Distributors and contract manufacturers may be dependent on receiving payment from the ultimate customers for the resources necessary to pay us.  None of our shipments to distributors and contract manufacturers are guaranteed by the ultimate customer.  If for any reason a customer does not pay the distributor or contract manufacturer, there are no assurances that our direct contractual customers will have adequate working capital to enable the collection of our accounts receivable.  We continue to monitor the credit worthiness and payment practice of each of the distributors or contract manufacturers, and to date have not had any significant write-offs of receivable balances from them.

WE ARE A RELATIVELY SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE MARKET SHARE

Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have.  As a result, these competitors may have greater credibility with our existing and potential customers.  They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours.  In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers.  These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products.  Our competitors may also offer bundled chipset kit arrangements offering a more complete product despite the technical merits or advantages of our products.  These competitors may elect not to support our products which could complicate our sales efforts.  These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.  Competition could decrease our prices, reduce our sales, lower our gross profits or decrease our market share.

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

RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  Across all of our product areas, we compete with Agere Systems, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity, Maxim Integrated Products, National Semiconductor, Philips, RF Micro Devices, Semtech, Skyworks Solutions Inc., Texas Instruments, Vitesse Semiconductor, and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies.  Some of our customers, such as Agere Systems, Broadcom, Intel, Motorola, Samsung and Texas Instruments, are also large, established semiconductor suppliers.  Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

In addition, our largest competitors may restructure their operations to create separate companies that are more focused on providing the types of products we produce or acquire our customers.  For example, Conexant is a significant competitor of ours across multiple product areas.  In June 2002, Conexant completed the spin-out of Skyworks Solutions, resulting from the combination of Conexant’s wireless business with Alpha Industries.  In May 2003, Conexant acquired PC-Tel’s modem business.  In the future, Conexant may seek to supplant our silicon DAA products that have historically been incorporated in PC-Tel’s products with Conexant’s own competing DAA product.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT OUR REVENUES AND GROSS PROFITS

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices.  We have reduced the average unit price of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors.  The highly competitive GSM handset market is extremely cost sensitive due to the potentially very high volumes and stringent expectations placed on consumer electronics component suppliers for aggressive and sustained price reductions which do result in declining average selling prices.  We expect that these factors will create downward pressure on our average selling prices and gross profit percentages.  If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes and corresponding production cost reductions, our gross profits and revenues will suffer.  To maintain our gross profit percentage, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs.  Our failure to do so would cause our revenues and gross profit percentage to decline.

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, WHICH HAS BEEN SUBJECT TO SIGNIFICANT DOWNTURNS

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions.  These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.  Specific areas of the communications markets have contributed to the overall decline and volatility of the semiconductor industry in the recent past.  For example, in fiscal 2001, the semiconductor industry suffered a downturn due to reductions in the actual unit sales of personal computers and wireless phones as compared to previous robust forecasts.  Additionally, changing and competing technical standards in airwave interfaces such as GSM and Code Division Multiple Access (CDMA) for mobile handsets, migration to higher speed communication protocols in the optical space and the return to prominence of the traditional regional Bell operating companies compared to the competitive local exchange companies all have contributed to the volatility in the communications area of the semiconductor industry.  This downturn resulted in a material adverse effect on our business and operating results in fiscal 2001.

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

ITEM 4.    CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 28, 2003 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to June 28, 2003.

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

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock which became effective on March 23, 2000.  On April 19, 2002, a Consolidated Amended Complaint, which is now the operative complaint, was filed in the same court.  The complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  On July 15, 2002, we moved to dismiss all claims against us and the individual defendants.  A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  The plaintiff class has proposed a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a proposed settlement between the plaintiff class and the Company and the other approximately 300 defendants.  It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements would be covered by existing insurance.  Therefore, we do not expect that the proposed settlement would involve any payment by the Company.  The MOU and related agreements are subject to a number of contingencies, including the approval of the MOU by a sufficient number of the other approximately 300 defendants, the negotiation of a final settlement agreement, and approval of the settlement by the court.  We cannot be certain as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

We are not currently involved in any other material legal proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.  A total of 3,680,000 shares of common stock were registered.  We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate.  The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc.  The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share.  The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million.  We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000.  Another $4.3 million was used to pay off equipment loans provided by Imperial Bank.  We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000.  In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions.  As of June 28, 2003, the remaining proceeds were invested in short-term, investment-grade, interest bearing instruments.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2003, we held our Annual Meeting of Shareholders.  The matters voted upon at the meeting and the results of those votes were as follows:

1.               Election of Class II Directors

	Total Vote For Each Director	Total Vote Withheld From Each Director
David R. Welland	44,705,730	1,047,288
H. Berry Cash	44,100,037	652,981

2.               Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending January 3, 2004.

Votes For	Votes Against	Votes Abstaining
42,710,668	3,035,425	6,925

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

3.2*	Form of Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the IPO Registration Statement).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	Silicon Laboratories Inc. 2003 Bonus Plan.

10.2*

Settlement Agreement dated April 1, 2003 between TDK Semiconductor Corporation and Silicon Laboratories Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 21, 2003) (portions of this exhibit are subject to a request for confidential treatment).

99.1+	Exhibit 31.1 - Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

99.2+	Exhibit 31.2 - Certification to the Securities and Exchange Commission by Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number

99.3	Certification to the Securities and Exchange Commission, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the indicated filing.

+ The certifications required to be filed as a newly created Exhibit 31 have been filed herewith as Exhibit 99 pending an upgrade in the EDGAR filing software to accommodate the new Exhibit 31.

(b) During the three months ended June 28, 2003, we filed the following Current Reports on Form 8-K:

We filed a Form 8-K on April 21, 2003 (Item 7) providing the press release describing our results of operations for the fiscal quarter ended March 29, 2003.

We filed a Form 8-K on April 21, 2003 (Item 5) announcing that the Board of Directors of Silicon Laboratories Inc. (the “Registrant”) approved an amendment to the Registrant’s insider trading guidelines to permit its officers, directors and their affiliates to enter into written trading plans for systematic trading in the Registrant’s securities in compliance with Rule 10b5-1 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.
(Registrant)

July 21, 2003	/s/ NAVDEEP S. SOOCH
Date	Navdeep S. Sooch
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

July 21, 2003	/s/ JOHN W. MCGOVERN
Date	John W. McGovern
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)