Form 10-Q
period 2003-09-27
SILICON LABORATORIES INC
filed 2003-10-20
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

or

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

As of October 13, 2003, 49,756,443 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILICON LABORATORIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	SEPTEMBER 27, 2003	DECEMBER 28, 2002
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$110,383	$73,950
Short-term investments	32,776	41,216
Accounts receivable, net of allowance for doubtful accounts of $923 at September 27, 2003 and $945 at December 28, 2002	49,100	27,501
Inventories	18,572	13,319
Deferred income taxes	4,921	4,921
Prepaid expenses and other	3,846	1,841
Total current assets	219,598	162,748
Property, equipment and software, net	35,568	29,781
Goodwill and other intangible assets, net	1,969	450
Other assets, net	8,085	4,086
Total assets	$265,220	$197,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,297	$13,272
Accrued expenses	10,971	8,505
Deferred income on shipments to distributors	5,389	10,147
Income taxes payable	11,590	8,470
Total current liabilities	60,247	40,394
Other long-term obligations	5,589	949
Total liabilities	65,836	41,343

Commitments and contingencies

Stockholders’ equity:
Common stock—$.0001 par value; 250,000 shares authorized; 49,743 and 48,904 shares issued and outstanding at September 27, 2003 and December 28, 2002, respectively	5	5
Additional paid-in capital	189,576	174,088
Stockholder notes receivable	—	(228)
Deferred stock compensation	(8,939)	(13,092)
Retained earnings (deficit)	18,742	(5,051)
Total stockholders’ equity	199,384	155,722
Total liabilities and stockholders’ equity	$265,220	$197,065

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
Revenues	$82,907	$51,786	$215,746	$121,819
Cost of revenues	38,061	22,747	111,906	54,144
Gross profit	44,846	29,039	103,840	67,675
Operating expenses:
Research and development	12,267	7,379	33,433	23,637
Selling, general and administrative	10,688	8,653	30,223	23,627
Amortization of deferred stock compensation	1,196	1,293	3,686	3,906
Operating expenses	24,151	17,325	67,342	51,170
Operating income	20,695	11,714	36,498	16,505
Other income (expense):
Interest income	281	351	933	1,177
Interest expense	—	(150)	—	(450)
Other income (expense), net	75	(286)	(707)	(296)
Income before income taxes	21,051	11,629	36,724	16,936
Provision for income taxes	7,119	3,747	12,931	6,044

Net income	$13,932	$7,882	$23,793	$10,892
Net income per share:
Basic	$0.28	$0.17	$0.49	$0.23
Diluted	$0.26	$0.16	$0.46	$0.21
Weighted-average common shares outstanding:
Basic	48,939	47,703	48,545	47,288
Diluted	52,816	50,519	51,709	50,902

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

 SILICON LABORATORIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
OPERATING ACTIVITIES

Net income	$23,793	$10,892
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	11,006	8,233
Amortization of other intangible assets and other assets	2,370	244
Amortization of deferred stock compensation	3,686	3,906
Amortization of note/lease end-of-term interest payments	—	144
Equity investment loss	663	313
Income tax benefit from exercise of stock options	4,036	374
Changes in operating assets and liabilities:
Accounts receivable	(21,599)	(18,495)
Inventories	(5,253)	(7,825)
Prepaid expenses and other	(1,155)	(1,191)
Income tax receivable	—	2,086
Other assets	(11)	(12)
Accounts payable	12,747	11,864
Accrued expenses	1,342	5,115
Deferred income on shipments to distributors	(4,758)	3,649
Income taxes payable	3,121	1,957
Net cash provided by operating activities	29,988	21,254

INVESTING ACTIVITIES

Purchases of short-term investments	(61,018)	(43,986)
Maturities of short-term investments	69,179	27,663
Purchases of property, equipment and software	(7,492)	(17,528)
Equity investment	—	(1,326)
Purchases of other assets	(6,371)	—
Net cash used in investing activities	(5,702)	(35,177)

FINANCING ACTIVITIES

Payments on long-term debt	—	(1,261)
Payments on capital leases	—	(276)
Proceeds from repayment of stockholder notes	228	457
Proceeds from Employee Stock Purchase Plan	745	631
Net proceeds from exercises of stock options	11,174	969
Net cash provided by financing activities	12,147	520
Increase (decrease) in cash and cash equivalents	36,433	(13,403)
Cash and cash equivalents at beginning of period	73,950	82,346
Cash and cash equivalents at end of period	$110,383	$68,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$—	$221
Income taxes paid	$5,668	$1,617

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Accrued software licenses and maintenance	$7,610	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 27, 2003

1.               SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of December 28, 2002, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at September 27, 2003, the condensed consolidated results of its operations for the three and nine months ended September 27, 2003 and September 28, 2002 and the condensed consolidated statements of cash flows for the nine months ended September 27, 2003 and September 28, 2002.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three and nine months ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year.

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

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Inventories consist of the following (in thousands):

	SEPTEMBER 27, 2003	DECEMBER 28, 2002
Work in progress	$14,779	$7,291
Finished goods	3,793	6,028
	$18,572	$13,319

OTHER COMPREHENSIVE INCOME

There were no material differences between net income and comprehensive income during any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES.  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY.  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial position.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
Net income	$13,932	$7,882	$23,793	$10,892
Basic:
Weighted-average shares of common stock outstanding	49,521	48,782	49,220	48,757
Weighted-average shares of common stock subject to repurchase	(582)	(1,079)	(675)	(1,469)
Shares used in computing basic net income per share	48,939	47,703	48,545	47,288

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	498	818	540	1,249
Stock options	3,379	1,998	2,624	2,365
Shares used in computing diluted net income per share	52,816	50,519	51,709	50,902

Basic net income per share	$0.28	$0.17	$0.49	$0.23
Diluted net income per share	$0.26	$0.16	$0.46	$0.21

Approximately 527,000, 2,869,000, 1,658,000 and 1,710,000 weighted-average dilutive potential shares have been excluded for the three months ended September 27, 2003 and September 28, 2002, and for the nine months ended September 27, 2003 and September 28, 2002, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.               STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002
Net income - as reported	$13,932	$7,882	$23,793	$10,892
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	1,196	1,293	3,686	3,906

The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(7,796)	(6,401)	(22,126)	(18,017)
Pro forma net income (loss)	$7,332	$2,774	$5,353	$(3,219)

Earnings (loss) per share
Basic - as reported	$0.28	$0.17	$0.49	$0.23
Basic - pro forma	$0.15	$0.06	$0.11	$(0.07)

Diluted - as reported	$0.26	$0.16	$0.46	$0.21
Diluted - pro forma	$0.14	$0.06	$0.11	$(0.07)

4.               COMMITMENTS AND CONTINGENCIES

On August 7, 2001, TDK Semiconductor Corporation (TDK) commenced a lawsuit against the Company for alleged willful infringement by its direct access arrangement (DAA) products of a TDK-held patent.  On April 1, 2003, the Company settled the patent infringement lawsuit brought against the Company by TDK.  Under the terms of the settlement agreement, TDK agreed to release all claims covered by the lawsuit.  In addition, TDK granted to the Company irrevocable, royalty free licenses for the patent covered by the lawsuit and certain other related patents.  In exchange, the Company agreed to make a one-time payment of $17 million to TDK in April 2003 and release all counterclaims covered by the lawsuit.  Based on a valuation study performed by an independent appraiser, the Company recorded $15.3 million of the settlement amount as an expense during the first quarter of fiscal 2003 and the remaining $1.7 million was recorded as an intangible asset during the second quarter of fiscal 2003 for the value associated with the licensed patents.  The value of the patents is being amortized over the remaining life of the technology.

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

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a proposed settlement between the plaintiff class and the Company and the vast majority of the other approximately 300 issuer defendants.  It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements would be covered by existing insurance.  Therefore, the Company does not expect that the proposed settlement would involve any payment by the Company.  The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court.  The Company cannot be certain as to whether or when a settlement will occur or be finalized and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

The Company is involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

5.               AGREEMENT TO ACQUIRE CYGNAL INTEGRATED PRODUCTS, INC.

On September 25, 2003, the Company announced the signing of a definitive agreement to acquire Cygnal Integrated Products, Inc. (“Cygnal”).  Cygnal develops and sells analog-intensive, highly-integrated 8-bit microcontrollers.  Under the terms of the agreement, the Company will issue 1,191,658 shares of common stock in exchange for all of the outstanding capital stock of Cygnal at closing.  The Company has also agreed to issue up to an additional 1,290,963 shares of its common stock to shareholders of Cygnal based on the achievement of certain revenue milestones during the twelve-month period commencing on April 4, 2004 and ending on April 2, 2005.  The additional shares will become issuable as follows: (1) up to 297,915 shares on a pro rata basis for every dollar of Cygnal product revenues during the period in excess of $10.0 million up to $15.0 million; plus (2) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the period in excess of $15.0 million up to $20.0 million; plus (3) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the period in excess of $20.0 million up to $24.0 million.  This acquisition is subject to customary closing conditions, including regulatory approvals with respect to the issuance of the shares and the approval of Cygnal’s shareholders.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-Q.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” BELOW FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL YEAR 2003 WILL HAVE 53 WEEKS WITH THE EXTRA WEEK OCCURRING IN THE FOURTH QUARTER OF THIS YEAR.  OUR THIRD QUARTER OF FISCAL YEAR 2003 ENDED SEPTEMBER 27, 2003.  OUR THIRD QUARTER OF FISCAL YEAR 2002 ENDED SEPTEMBER 28, 2002.  ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for the communications industry.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), and optical network equipment.  Customers during fiscal 2002 or the first nine months of fiscal 2003 included Agere Systems, Ambit, Broadcom, Conexant, Echostar, Hughes Network Systems, Intel, Sagem, Samsung, Smart Link, Texas Instruments and Wavecom.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 416 at September 27, 2003, from 364 employees at the end of fiscal 2002 and 279 employees at the end of fiscal 2001.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-parties in Asia to assemble, package, and in some cases, test these die prior to shipment to our customers.  We plan to increase the amount of testing performed by such third parties, which we anticipate will facilitate faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.  We are also in the process of implementing supply chain management software which we believe will improve our ability to scale our operations, reduce our inventory requirements and improve the quality of our shipment scheduling commitments with our customers through improved efficiency.

Our product portfolio has expanded from a single product in 1996 to nine distinct product families targeting the wireless, wireline and optical markets.  Our expertise in analog-intensive, high-performance, mixed signal ICs enables us to develop highly differentiated solutions that address large markets.  For example, our silicon DAA product family is optimized for the PC modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero™ Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) transceiver family is being shipped in cellular handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  During the first nine months of fiscal 2003, we expanded our Aero Transceiver family with the launch of Aero I, a single package GSM/GPRS transceiver, and we introduced a new ISOmodem product family that integrates our third generation silicon DAA.  We plan to further diversify our product portfolio by introducing products that increase the amount of content we provide for existing applications and by introducing ICs for markets we do not currently address.  We expect the addition of these new applications to expand our total available market opportunity.

During the nine months ended September 27, 2003, one customer, Samsung, represented 21.8% of our revenues.  No other customer accounted for more than 10% of our revenues during the nine months ended September 27, 2003.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  There were no distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended September 27, 2003.

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

AGREEMENT TO ACQUIRE CYGNAL INTEGRATED PRODUCTS, INC.

On September 25, 2003, we announced the signing of a definitive agreement to acquire Cygnal Integrated Products, Inc.  Cygnal develops and sells analog-intensive, highly-integrated 8-bit microcontrollers.  Under the terms of the agreement, we will issue 1,191,658 shares of common stock in exchange for all of the outstanding capital stock of Cygnal at closing.  We have also agreed to issue up to an additional 1,290,963 shares of common stock to shareholders of Cygnal based on the achievement of certain revenue milestones during the twelve-month period commencing on April 4, 2004 and ending on April 2, 2005.  The additional shares will become issuable as follows: (1) up to 297,915 shares on a pro rata basis for every dollar of Cygnal product revenues during the period in excess of $10.0 million up to $15.0 million; plus (2) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the period in excess of $15.0 million up to $20.0 million; plus (3) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the period in excess of $20.0 million up to $24.0 million.  This acquisition is subject to customary closing conditions, including regulatory approvals with respect to the issuance of such shares and the approval of Cygnal’s shareholders.

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

OTHER INCOME (EXPENSE).  Other income (expense) reflects our share of income and losses related to our equity investment in ASIC Design Services, Inc. (ADS) and the gain on the disposal of fixed assets.

PROVISION FOR INCOME TAXES.  We accrue a provision for federal and state income tax at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and interest income from tax-advantaged short-term investments.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statement of income data as a percentage of revenues for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002	SEPTEMBER 27, 2003	SEPTEMBER 28, 2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.9	43.9	51.9	44.4
Gross profit	54.1	56.1	48.1	55.6
Operating expenses:
Research and development	14.8	14.2	15.5	19.4
Selling, general and administrative	12.9	16.7	14.0	19.4
Amortization of deferred stock compensation	1.4	2.5	1.7	3.2
Operating expenses	29.1	33.4	31.2	42.0
Operating income	25.0	22.7	16.9	13.6
Other income (expense):
Interest income	0.3	0.7	0.4	1.0
Interest expense	—	(0.3)	—	(0.4)
Other income (expense)	0.1	(0.7)	(0.3)	(0.3)
Income before income taxes	25.4	22.4	17.0	13.9
Provision for income taxes	8.6	7.2	6.0	5.0
Net income	16.8%	15.2%	11.0%	8.9%

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2003 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2002.

REVENUES.  Revenues for the three months ended September 27, 2003 were $ 82.9 million, an increase of $31.1 million, or 60.1%, from revenues of $51.8 million in the three months ended September 28, 2002.  Revenues for the nine months ended September 27, 2003 were $215.7 million, an increase of $93.9 million, or 77.1%, from revenues of $121.8 million in the nine months ended September 28, 2002.  The increase during the most recent quarter was primarily attributable to growth in the volume of sales for our Aero Transceiver and silicon DAA products.  The increase during the most recent nine month period was primarily attributable to significant growth in the volume of sales for our Aero Transceiver, reflecting a growing number of customers adopting that product into their offerings, and, to a lesser extent, continued growth in volume of our silicon DAA, ISOmodem and ProSLIC products.  During the three and nine months ended September 27, 2003, sales of our Aero Transceiver represented approximately 40% of our total revenues.  We expect the Aero Transceiver to continue to represent a significant portion of our total sales during the last three months of fiscal year 2003.  During the first nine months of fiscal 2003, we experienced normal decreases in average selling prices, particularly with respect to our wireless products.  However, these price decreases were more than offset by increases in sales volumes for our products and, to a lesser extent, the introduction of higher priced next generation products.

GROSS PROFIT.  Gross profit for the three months ended September 27, 2003 was $44.8 million, or 54.1% of revenues, an increase of $15.8 million, as compared with gross profit of $29.0 million, or 56.1% of revenues, in the three months ended September 28, 2002.  Gross profit for the nine months ended September 27, 2003 was $103.8 million, or 48.1% of revenues, an increase of $36.1 million, as compared with gross profit of $67.7 million, or 55.6% of revenues, in the nine months ended September 28, 2002.  The increase in gross profit dollars for the most recent quarter was primarily due to the substantial increase in sales volume.  The decrease in gross profit percentage during the most recent quarter was primarily due to startup costs and additional inventory reserves for excess inventory related to new product introductions.  While we expect periodic fluctuations, to the extent sales of our wireless products into the highly competitive GSM handset market comprise a larger percentage of our revenue, we expect to experience increased downward pressure on our average selling prices for such individual products.  The increase in gross profit dollars for the most recent nine month period was also primarily due to a substantial increase in sales volumes, but was offset to a large extent by the $15.3 million charge relating to the settlement of the patent infringement lawsuit filed against us by TDK.  The decrease in gross profit percentage during the most recent nine month period was primarily due to the charge related to the settlement of the patent infringement lawsuit.

RESEARCH AND DEVELOPMENT.  Research and development expense for the three months ended September 27, 2003 was $12.3 million, or 14.8% of revenues, which reflected an increase of $4.9 million, or 66.2%, as compared with research and development expense of $7.4 million, or 14.2% of revenues, for the three months ended September 28, 2002.  Research and development expense for the nine months ended September 27, 2003 was $33.4 million, or 15.5% of revenues, which reflected an increase of $9.8 million, or 41.4%, as compared with research and development expense of $23.6 million, or 19.4% of revenues, for the nine months ended September 28, 2002.  The increase in the dollar amount of research and development expense for the recent three and nine month periods was principally due to increased staffing and associated costs to pursue new product development opportunities.  As a percentage of revenues, research and development expense increased slightly during the most recent quarter primarily due to increased hiring and spending on new product development opportunities.  For the most recent nine month period ended September 27, 2003, research and development expense decreased significantly as a percentage of revenues due to the substantial increase in revenues during the nine months period of fiscal 2003.  We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but will fluctuate as a percentage of revenues due to changes in sales volume and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the three months ended September 27, 2003 was $10.7 million, or 12.9% of revenues, which reflected an increase of $2.0 million, or 23.5%, as compared to selling, general and administrative expense of $8.7 million, or 16.7% of revenues, in the three months ended September 28, 2002.  Selling, general and administrative expense for the nine months ended September 27, 2003 was $30.2 million, or 14.0% of revenues, which reflected an increase of $6.6 million, or 27.9%, as compared to selling, general and administrative expense of $23.6 million, or 19.4% of revenues, in the nine months ended September 28, 2002.  The increase in the dollar amount of selling, general and administrative expense during the recent three and nine month periods was principally attributable to increased staffing and associated costs, sales commissions associated with our higher revenues and transition of the Samsung account from a non-commission bearing distributor account to a commission bearing direct account serviced by a third-party sales representative, and the continued expansion of our sales and marketing infrastructure to support the higher sales volumes.  These factors were offset in part by lower legal fees as a result of the resolution of the TDK litigation.  We expect selling, general and administrative expense to continue to increase in absolute dollars in future periods as we continue to expand our sales channels, marketing efforts and administrative infrastructure.  In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues principally because of continued spending on infrastructure and personnel to provide sales and technical support to our foreign customers; fluctuating usage of marketing to promote our products and, in particular, our newly introduced products; and potential significant variability in our future sales volume.

AMORTIZATION OF DEFERRED STOCK COMPENSATION.  We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the fair value of our common stock at the time of such grants or issuances.  We are amortizing this amount over the vesting periods of the applicable options or restricted stock, which resulted in amortization expense of $1.2 million and $3.7 million for the three and nine months ended September 27, 2003, respectively, as compared to $1.3 million and $3.9 million for the three and nine months ended September 28, 2002, respectively.

INTEREST INCOME.  Interest income for the three and nine months ended September 27, 2003 was $0.3 million and $0.9 million, respectively, as compared to $0.4 million and $1.2 million for the three and nine months ended September 28, 2002, respectively.  This decrease was primarily due to lower interest rates on cash and short-term investments balances during the three and nine months ended September 27, 2003.

INTEREST EXPENSE.  Interest expense for the three and nine months ended September 27, 2003 was zero, as compared to $0.2 million and $0.5 million for the three and nine months ended September 28, 2002, respectively.  The decrease in interest expense was due to the absence of debt and equipment financing during the recent three and nine month periods.

OTHER INCOME (EXPENSE).  Other income (expense) in the three and nine months ended September 27, 2003 was $0.1 million and $(0.7) million, respectively, as compared to $(0.3) million for the three and nine months ended September 28, 2002.  This primarily reflects our share of the income and losses associated with our equity investment in ADS.

PROVISION FOR INCOME TAXES.  Our tax provision rate, excluding the impact of the nondeductible amortization of deferred stock compensation, was 32% for the three and nine months ended September 27, 2003, as compared to 29% for the three and nine months ended September 28, 2002.  Our favorable research and development tax credits and tax-advantaged interest income in the current year periods are lower in proportion to pretax income as compared to the prior year periods.  Additionally, the non-deductibility of losses in our investment in ADS contributes to the increase in the tax provision rate in the current year periods.  The tax provision rate differs from the statutory rate due to the impact of research and development tax credits, tax-advantaged interest income, state taxes and other permanent items.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of September 27, 2003 consisted of $143.2 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of obligations of municipalities and agencies of the U.S. government that have initial maturities of less than one year.

In August 2003, we terminated our bank credit facility for a revolving line of credit for borrowings and letters of credit.  At September 27, 2003, a letter of credit for $0.4 million related to a building lease was outstanding under a letter of credit agreement with our bank.

Net cash provided by operating activities was $30.0 million during the nine months ended September 27, 2003, compared to $21.3 million during the nine months ended September 28, 2002.  The increase was principally due to revenues generated by a higher volume of sales over a relatively fixed cost structure but was offset by a $15.3 million cash payment in the second quarter of 2003 relating to the settlement of patent litigation with TDK.  Operating cash flows during the nine months ended September 27, 2003 reflect our net income of $23.8 million, as adjusted for non-cash adjustments (depreciation, amortization, equity investment losses, and tax benefit associated with the exercise of stock options) of $21.8 million, and a net decrease in the non-cash components of our working capital of $15.6 million.

Net cash used in investing activities was $5.7 million during the nine months ended September 27, 2003, compared to net cash used of $35.2 million during the nine months ended September 28, 2002.  The decrease was principally due to an increase in net maturities of short-term investments during the most recent nine month period.  Investing cash flows during the nine months ended September 27, 2003 reflect our net maturities of short-term investments of $8.2 million, capital expenditures of $7.5 million, and investment in other assets of $6.4 million.

We anticipate additional capital expenditures (excluding the Cygnal acquisition) of approximately $4.0 million for fiscal 2003.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $12.1 million during the nine months ended September 27, 2003, compared to net cash provided of $0.5 million during the nine months ended September 28, 2002.  The increase in cash flows from financing activities during the nine months ended September 27, 2003 was principally due to proceeds from the exercise of employee stock options and purchases under our employee stock purchase plan.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, and the expansion of our sales and marketing activities.

We believe our existing cash and investment balances are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.  We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported.  Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in the financial statements.  We believe the following critical accounting policies affect our more complex judgments and estimates.  We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and gross profit on sales to distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time to resolve and could result in additional assessments of income tax.  In our opinion, adequate provisions for income taxes have been made for all periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES.  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 did not have a material impact on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY.  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

All of our investments are entered into for other than trading purposes.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments.  Based on our investment holdings as of September 27, 2003, an immediate 1 percentage point decline in the yield for such instruments would decrease our annual interest income by $1.4 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH AND MAY EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

Although we have experienced revenue growth in our ten most recent quarterly periods, we may not be able to sustain this growth.  We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate.  It is likely that in some future period our revenues or operating results will be below the expectations of public market analysts or investors.  If this occurs, our stock price may drop, perhaps significantly.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the nine months ended September 27, 2003, our ten largest customers accounted for 66.7% of our revenues.  We had one customer, Samsung, which represented 21.8% of our revenues.  No other single customer accounted for more than 10% of our revenues during the nine months ended September 27, 2003.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to affect sales to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We are particularly dependent on sales of our wireless products, which constituted almost half of our total revenues in 2002 and more than half of our total revenues during the first nine months of fiscal 2003.  In particular, one product, our Aero Transceiver, represented approximately 40% of our total revenues during the three and nine months ended September 27, 2003.  If the market for GSM mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

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

Our ICs are used as components in communications devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the nine months ended September 27, 2003 was $33.4 million, or 15.5% of revenues.  A number of large companies in the communications industry are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM standard.  The Aero Transceiver is also compatible with the GPRS standard, which we believe is the emerging data communications protocol for GSM based wireless phones.  We cannot be certain that these standards will not change, thereby making our products unsuitable or impractical.  Additionally, despite the published GSM/GPRS specifications, mobile phone network operators may demand increased performance beyond specifications for this highly competitive market.  In the area of optical networking, our clock and data recovery integrated circuit operates within stringent specifications for high speed communications systems known as SONET.  Changes to this standard could make our products uncompetitive or unsuitable to changing system requirements and result in our inability to sell these products.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 279 employees at the end of fiscal 2001 to 416 employees at September 27, 2003.  This growth has placed, and any future growth of our operations (including as a result of our planned acquisition of Cygnal) will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems.

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

We do not have our own wafer fab manufacturing facilities.  Therefore, we rely principally on one third-party vendor, Taiwan Semiconductor Manufacturing Co. (TSMC), to manufacture the ICs we design.  We also currently rely principally on two third-party assembly subcontractors, Advanced Semiconductor Engineering (ASE) and Amkor Technology, to assemble and package the silicon chips provided by the wafers for use in final products.  Additionally, we rely on ASE for a significant portion of the testing requirements of our products prior to shipping.  We also maintain testing facilities in Austin, Texas.  However, we have increasingly utilized offshore third-party test subcontractors, typically in Asia, where the parts are assembled and where the products are more frequently delivered to our customers.  We expect this trend toward utilization of offshore third-party test subcontractors to continue.

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

•     their inability to supply or support new or changing packaging technologies; and

•     low test yields.

We have supply contracts with our third-party vendors which obligates the vendor to perform services and supply products to us for a specific period, in specific quantities, and at specific prices.  We are not obligated to any fixed fee or minimum purchase obligations.  In the event that these vendors failed to meet our demand for whatever reason, we believe that other semiconductor foundries or assembly or test subcontractors could adequately address our needs.  However, we expect that it would take approximately six to twelve months to transition performance of these services from our current providers to new providers.  Such a transition may also require a qualification process by our customers or their end customers.  We generally place orders for products with our foundry approximately three to four months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers.  Accordingly, if we do not accurately forecast demand for our products, we may be unable to obtain adequate foundry or assembly capacity from our third-party foundry and assembly subcontractors to meet our customers’ delivery requirements, or we may accumulate excess inventories.  On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and, therefore, were unable to benefit from this incremental demand.  Beyond our current forecast, our third-party foundry or assembly or test subcontractors typically do not provide guarantees to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

Our current semiconductor wafer manufacturer’s foundries are primarily located in the same region within Taiwan and our assembly and test subcontractors are located in the Pacific Rim region.  In addition, many of our customers, particularly mobile telephone manufacturers, are located in the Pacific Rim region.  The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area.  We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable.  Earthquakes, fire, flooding or other natural disasters in Taiwan or the Pacific Rim region, or an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturer, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity.  There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 21.8% of our revenues during the first nine months of 2003.  North Korea’s recent decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings has created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and test of our wireless products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

On September 25, 2003, we entered into an agreement to acquire Cygnal Integrated Products, Inc.  In addition, as part of our growth and product diversification strategy, we will continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities.  Acquisitions that we may potentially make in the future (including the Cygnal transaction) entail a number of risks that could materially and adversely affect our business and operating results, including:

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

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.  However, it is possible that we may need to raise additional funds to finance our activities or to facilitate acquisitions of other businesses, products or technologies.  We believe we could raise these funds, if needed, by selling equity or debt securities to the public or to selected investors.  In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  However, we may not be able to obtain additional funds on favorable terms, or at all.  If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.

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

A SIGNIFICANT PORTION OF THE FINAL TESTING OF OUR PRODUCTS IS PERFORMED INTERNALLY BY US, WHICH INCREASES OUR FIXED COSTS

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

We do not generally obtain letters of credit or other security for payment from customers, distributors or contract manufacturers.  Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities.  If we are unable to collect our accounts receivable, our operating results could be materially harmed.  A significant portion of our revenues are realized through indirect channels such as distributors and contract manufacturers, with a significant portion being located outside the United States.  At September 27, 2003, gross receivable balances from distributors and contract manufacturers totaled $17.3 million.  Distributors and contract manufacturers may be dependent on receiving payment from the ultimate customers for the resources necessary to pay us.  None of our shipments to distributors and contract manufacturers are guaranteed by the ultimate customer.  If for any reason a customer does not pay the distributor or contract manufacturer, there are no assurances that our direct contractual customers will have adequate working capital to enable the collection of our accounts receivable.  We continue to monitor the credit worthiness and payment practice of each of the distributors or contract manufacturers, and to date have not had any significant write-offs of receivable balances from them.

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

THE PERFORMANCE OF OUR DSL ANALOG FRONT END (AFE) AND MODEM RELATED PRODUCTS MAY BE ADVERSELY AFFECTED BY SEVERE ENVIRONMENTAL CONDITIONS THAT MAY REQUIRE MODIFICATIONS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUES

Although our DSL AFE and modem related products are compliant with published specifications, these established specifications might not adequately address all conditions that must be satisfied in order to operate in harsh environments.  This includes environments where there are wide variations in electrical quality, telephone line quality, static electricity and operating temperatures or that may be affected by lightning or improper handling by customers and end users.  These environmental factors may result in unanticipated returns of our products.  Any necessary modifications could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  Across all of our product areas, we compete with Agere Systems, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity, Maxim Integrated Products, National Semiconductor, Philips, RF Micro Devices, Semtech, Skyworks Solutions Inc., Texas Instruments, Vitesse Semiconductor and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies.  Some of our customers, such as Agere Systems, Broadcom, Intel, Motorola, Samsung and Texas Instruments, are also large, established semiconductor suppliers.  Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

In addition, large semiconductor companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.  For example, Conexant is a significant competitor of ours across multiple product areas.  In June 2002, Conexant completed the spin-out of Skyworks Solutions, resulting from the combination of Conexant’s wireless business with Alpha Industries.  In May 2003, Conexant acquired PC-Tel’s modem business.  In the future, Conexant may seek to supplant our silicon DAA products that have historically been incorporated in PC-Tel’s products with Conexant’s own competing DAA product.  As an additional example, in October 2003, Motorola announced it would separate its semiconductor operations into a publicly traded company focused on communications and integrated electronic systems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Factors Affecting our Future Operating Results under Item 2 above.  Such information is incorporated by reference herein.

ITEM 4.  CONTROLS AND PROCEDURES

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 27, 2003 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to September 27, 2003.

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

The complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  On July 15, 2002, we moved to dismiss all claims against us and the individual defendants.  A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  We have approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a proposed settlement between the plaintiff class and us and the vast majority of the other approximately 300 issuer defendants.  It is anticipated that any potential financial obligation of us to plaintiffs due pursuant to the terms of the MOU and related agreements would be covered by existing insurance.  Therefore, we do not expect that the proposed settlement would involve any payment by us.  The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court.  We cannot be certain as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

We are not currently involved in any other material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.  A total of 3,680,000 shares of common stock were registered.  We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate.  The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc.  The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share.  The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million.  We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000.  Another $4.3 million was used to pay off equipment loans provided by Imperial Bank.  We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000.  In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions.  As of September 27, 2003, the remaining proceeds were invested in short-term, investment-grade, interest bearing instruments.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)              The following exhibits are filed as part of this report:

Exhibit Number

2.1	*

Agreement and Plan of Reorganization, dated September 25, 2003, by and among Silicon Laboratories Inc., Homestead Enterprises, Inc., and Cygnal Integrated Products, Inc. filed as Exhibit 2.1 to the Registrant’s Form 8-K/A dated October 3, 2003.

3.1	*

Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-94853 (the “IPO Registration Statement”)).

3.2	*	Form of Amended and Restated Bylaws of Silicon Laboratories Inc.
(filed as Exhibit 3.2 to the IPO Registration Statement).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

31.1		Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification to the Securities and Exchange Commission by Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification to the Securities and Exchange Commission, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Incorporated herein by reference to the indicated filing.

(b)        During the fiscal quarter ended September 27, 2003, we filed the following Current Reports on Form 8-K:

We filed a Form 8-K on July 21, 2003 (Item 7 and 12) providing the press release describing our results of operations for the fiscal quarter ended June 28, 2003.

We filed a Form 8-K on September 25, 2003 (Item 2, 7 and 9) announcing that we had entered into an Agreement and Plan of Reorganization pursuant to which we agreed to acquire Cygnal Integrated Products, Inc., upon the satisfaction of customary closing conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC. (Registrant)

October 20, 2003	/s/ NAVDEEP S. SOOCH
Date	Navdeep S. Sooch CHAIRMAN AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

October 20, 2003	/s/ JOHN W. MCGOVERN
Date	John W. McGovern VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)