Form 10-K
period 2004-01-03
SILICON LABORATORIES INC
filed 2004-01-27
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

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
Common Stock, $0.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☒  Yes  ☐  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 27, 2003) was $812,751,192 (assuming, for this purpose, that only directors and officers are deemed affiliates).

There were 51,243,786 shares of the registrant’s common stock issued and outstanding as of January 19, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Form 10-K.

SILICON LABORATORIES INC.

FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  SUCH FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS “EXPECTS,” “ANTICIPATES,” “INTENDS,” “BELIEVES” OR SIMILAR LANGUAGE.  YOU ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” AND ELSEWHERE IN THIS REPORT.  SILICON LABORATORIES DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

Item 1.  Business and Factors Affecting Our Future Operating Results

GENERAL

Silicon Laboratories Inc. designs and develops proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in numerous applications, including mobile handsets, cable and satellite set-top boxes, personal computer modems, Voice over Internet Protocol on data networks, voice over digital subscriber line (DSL) modems, personal video recorders, telephone equipment and optical networking equipment.  With our acquisition of Cygnal Integrated Products, we now sell 8-bit microcontrollers (MCUs), which are incorporated in a broad range of applications in a variety of industries, including automotive, communications, consumer, industrial, medical and power management.  Our world-class, mixed-signal design engineers use standard complementary metal oxide semiconductor, or CMOS, technology to create innovative ICs that can improve the performance and dramatically reduce the cost, size and system power requirements of devices that our customers sell to their end-user customers. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products rapidly, which enables our customers to improve their time-to-market with end products that respond to their end customer demand.

INDUSTRY BACKGROUND

In a January 2004 report, market research firm In-Stat projected that the analog IC market will grow by 29 percent to $36.4 billion in 2004. Recent growth in the market for ICs has been due to a number of factors, including the growth of Internet usage, development of new communications technologies, availability of improved communications services at lower costs, broad deployment of optical networks and remote access requirements for corporate networks. This demand has fueled tremendous growth in the number of electronic devices. For example, in mobile handset markets, the demand for wireless phones and other wireless devices, such as personal digital assistants, has grown steadily as digital wireless services have become increasingly popular and affordable. In other markets, demand has increased for a wide range of electronic products, including personal computers (PCs), cable and satellite set-top boxes, fax machines, credit card verification machines, automated teller machines, satellite radios and personal video recorders. Consumers increasingly demand higher capacity connections at their residences using cable modems or high speed DSL. Voice over Internet Protocol technology, which enables voice traffic over data networks is emerging as a viable alternative to traditional telephone networks.  The demand for greater and faster Internet access by households and businesses has increased the need to significantly upgrade the communications backbone to handle this traffic, increasing the need for smaller, faster and better performing optical networking systems that route this traffic.  In the 8-bit MCU and high performance analog market there is an increasing need for fully functional, analog intensive applications which are used in automotive, communications, consumer, industrial, medical and power management products.

Numerous devices require analog-intensive, mixed-signal circuits that provide analog-to-digital functionality. Traditional designs for electronic devices have used mixed-signal circuits built with numerous discrete analog and digital components. While these traditional designs provide the required functionality, they can be inefficient and inadequate for use in markets where size, cost, power consumption and performance are increasingly important product differentiators. In order to improve their competitive position, electronic device manufacturers need advanced mixed-signal ICs that reduce the number of discrete components and required board space to create smaller products with improved price/performance characteristics. Additionally, these manufacturers require programmable ICs that can be reconfigured to comply with numerous and constantly evolving international electronic standards without altering the fundamental design of a product.

Manufacturers of electronic devices face accelerating time-to-market demands and must adapt to evolving industry standards and new technologies.  Because analog-intensive, mixed-signal IC design expertise is difficult to find, these manufacturers increasingly are turning to third parties to provide advanced mixed-signal ICs. Designing the analog component of a mixed-signal IC involves great complexity and difficulty, because the performance of an analog IC depends on the creative analog expertise of engineers to optimize speed, power, amplitude and resolution within the constraints of standard manufacturing processes. The development of analog design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

Many third-party IC providers lack sufficient analog expertise to develop compelling mixed-signal ICs. As a result, manufacturers of electronic devices are often faced with inadequate mixed-signal ICs and are challenged to find third-party providers that can supply them with mixed-signal ICs with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

PRODUCTS

We provide analog-intensive, mixed-signal ICs for use in a variety of electronic products in a broad range of applications including mobile handsets, PC modems, satellite set top boxes, automotive controls and sensors, personal video recorders, central office telephone equipment and optical networking equipment.  Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competitive products into single chips or chipsets. By doing so, we are able to create products that, compared to many competitive products:

•     Require less board space;

•     Reduce the use of external components;

•                  Can offer superior performance;

•                  Provide increased reliability;

•                  Reduce system power requirements; and

•                  Reduce costs.

We now group our products into two categories: mobile handset products or broad-based mixed-signal products.  The mobile handset category includes the Aero™ Transceivers and, to the extent incorporated into handsets, the RF Synthesizers. The broad-based mixed-signal category includes our silicon DAA, ISOmodem®, ProSLIC®, DSL analog front end, clock chips, SiPHYTM, optical transceivers and clock & data recovery ICs (CDRs), general purpose RF Synthesizers for non-handset applications, as well as the Cygnal MCU products.  The following table summarizes the diverse product areas and applications for the various ICs that we have introduced to customers:

PRODUCT AREAS and DESCRIPTION	APPLICATIONS

MOBILE HANDSET PRODUCTS

RF Synthesizer for GSM

A radio frequency, or RF, synthesizer generates high frequency signals that are used in wireless communications systems to select a particular radio channel. We provide RF Synthesizers for the Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) markets. GPRS brings wireless Internet access to GSM users through data transfer and signaling over GSM radio networks. Our synthesizers are well-suited to meet the increasing requirement for highly-integrated electronics that reduce component count and consume less power.  Customers for our synthesizer products for mobile handsets are typically migrating to our Aero Transceiver family of products to utilize the higher levels of integration.

• GSM/GPRS wireless phones • GSM/GPRS data communications devices

Aero Transceiver

The Aero Transceiver family provides highly integrated transmit and receive radio functionality that is found between the antennae electronics and the digital baseband section of a GSM/GPRS mobile handset or wireless data communication device. The latest generation of the Aero Transceiver family, Aero I/I+ addresses dual, triple or quad band requirements, requires a smaller footprint than competing solutions in this form-factor sensitive market and supports wireless data transmission. The Aero Transceivers are designed using 100% standard CMOS process technology which enables an aggressive roadmap for cost reduction and integration.

• GSM/GPRS wireless phones • GSM/GPRS data communications devices • Personal digital assistants

BROAD-BASED MIXED-SIGNAL PRODUCTS

Silicon Direct Access Arrangement (DAA)

Our DAA provides the functionality of both a direct access arrangement and a codec. A direct access arrangement provides electrical isolation between a wireline device, such as a modem, and the telephone line to guard against power surges in the telephone line, while the codec provides analog-to-digital and digital-to-analog conversion. Traditional direct access arrangement implementations contain numerous discrete components to provide functionality comparable to that which we provide in a single chipset. This family of products includes offerings to support different computer interface standards. Some versions of this chipset are programmable for differing international telephone standards, which enables manufacturers to distribute their products globally without costly country-specific design modifications.

• PCI desktop modems
• Audio Modem Riser Cards
• Mobile Daughter Cards
• Notebook modems
• Communication and Network Riser (CNR) Cards
• Modem on motherboard
• Mini PCI cards
• Fax machines
• Handheld organizers
• Set-top boxes
• Video conferencing systems
• PBXs
• Voice recognition systems
• Web telephony products
• Multi-function printer cards

ISOmodem Embedded Modems

The ISOmodem combines an analog modem with a silicon DAA, resulting in a complete modem implemented in a very small form factor. The ISOmodem products are designed for embedded modem applications, which are typically found outside of the personal computer area. The ISOmodem contains a programmable line interface that meets global telephone line requirements, allowing manufacturers to implement a single modem design world-wide. The ISOmodem family includes embedded modem solutions for speeds ranging from 2400 bps to 56Kbps, suitable for a wide range of applications.

• Set-top boxes
• Digital cable boxes
• Credit card verification
• Industrial monitoring
• Postage meters
• Security systems
• Remote medical monitoring
• Gaming consoles
• Personal video recorders
• Point of sale (POS) terminals

General Purpose RF Synthesizer

A radio frequency, or RF, synthesizer generates high frequency signals that are used in wireless communications systems to select a particular radio channel. We provide general purpose RF Synthesizers for a variety of wireless communications devices, other than mobile handsets, including the industrial, science and medical (ISM) band applications.  Our synthesizers are well-suited to meet the increasing requirement for highly-integrated electronics that reduce component count and consume less power.

• Wireless local area networks • Cordless phones • Wireless headsets • Wireless LAN (802.11b) modems

ProSLIC® Subscriber Line Interface Circuits

The ProSLIC provides the analog telephone interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Telephone source end electronics have historically been at the telephone company central office, but recently have been migrating to the customer premises for voice over broadband systems. Our ProSLIC product family has offerings for short-haul applications suitable for the customer premises as well as long-haul applications suitable for the traditional telephone company central office. This family includes a dual ProSLIC that provides for higher port density and lower cost per phone line. The dual ProSLIC is in the early stages of customer adoption and is not yet being produced in volume.

• Telephone switchboard systems

• Cable telephony

• Wireless local loop providing remote access for a wireline system

• Voice over cable or digital subscriber lines

• Digital broadband to analog telephone adapters

• Wired long loop and central office systems

DSL Analog Front End

The DSL Analog Front End, or AFE, is designed to provide the connectivity functions for business or residential asymmetric digital subscriber line, or ADSL, connection at the user end in customer premises equipment. Such a connection addresses the business and residential demand for DSL broadband higher capacity connectivity as compared to traditional standard dial-up analog phone line transmission speeds. The DSL AFE supports several ADSL communication standards enabling various upload and download data rates.  When combined with our DAA products for analog phone line connectivity, our combined product offering provides a single modem design to address both the prevalent analog modem and the emerging ADSL services. The ability to dial up the analog phone line in order to provision the ADSL connection or run remote diagnostics can assist in the implementation and maintenance of this ADSL broadband connection.

• Personal computer modems • External modems • Residential gateways • Network interface devices

SiPHY TM Optical Physical Layer Transceivers

We offer a family of high-speed physical layer ICs that meet the high-speed fiber Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) specifications. As part of this family we offer transceivers that operate at a rate of 2.5 Gbps (giga bits per second), a transmission speed commonly referred to as OC-48. The transceiver IC provides both the receive path deserialization and transmit path serialization as required by the SONET/SDH physical layer. We also offer a family of clock and data recovery chips to provide specific functions at multiple speeds up to the OC-48 rate. All of our physical layer products utilize our proprietary digital signal processing technology to reduce the device’s sensitivity to board-level noise and improve performance. This product is still in the early stages of customer adoption and has produced small amounts of revenue in certain product configurations.

• Optical port cards for SONET/SDH optical networking equipment • Optical test equipment • High speed serial back plane interfaces

Precision Clock Integrated Circuits

This precision clock product family includes various products ranging from general purpose clock multiplier products up to high performance multi-port, redundant, multiple frequency range clock multipliers and regenerators. SONET/SDH optical network systems require very high precision, low jitter, clock sources. Our knowledge gained in developing the physical layer transceiver subsections provided us the technology to offer these high performance clock products. Traditionally, these clock sources have been implemented using expensive, bulky modules, complicated discrete circuitry requiring numerous components, or hybrid IC/discrete solutions that offer limited functionality.  The frequency agility, performance, and integration offered by these devices are key design features for our customer base, especially as optical networking equipment transitions from OC-48 to higher speed OC-192 (10Gbpps).  This product is still in the early stages of customer adoption and has produced modest amounts of revenue in certain product configurations.

• Optical port cards for SONET/SDH optical networking equipment • Optical test equipment

Satellite Radio Products

The Satellite Radio Tuner combines our RF Synthesizer with a highly integrated tuner for a complete satellite radio tuner chipset. By leveraging CMOS technology, our satellite radio tuner minimizes the use of external components such as external voltage-controlled oscillators (VCOs), varactor diodes, and loop filters. The tuner provides strong system performance, meets stringent quality standards and fits into a very small footprint.

• Consumer and automotive satellite radios

Microcontroller Products

On December 10, 2003, we completed the acquisition of Cygnal, allowing us to offer a portfolio of mixed-signal, 8-bit microcontroller products.  Our C8051F family of microcontrollers integrate intelligent data capture in the form of high-resolution data converters, a traditional MCU computing function, Flash memory and a highly programmable set of communication interfaces in a single system on a chip.  The combination of configurable high-performance analog, up to 100 MIPS 8051 core and in-system field programmability provides the user with design flexibility, improved time-to-market, superior system performance and greater end product differentiation. These products are designed for use in a large variety of end-markets, including the automotive, communications, consumer, industrial, medical and power management markets.

• Industrial automation and control
• Automotive sensors and controls
• Medical instrumentation
• Electronic test and measurement equipment
• Power management
• Weigh scales
• Optical line cards
• Digital cameras
• Computer peripherals
• Wireless headsets
• Magstripe readers
• Gaming consoles
• Electronic toys

During fiscal year 2003, sales of our broad-based mixed-signal products and mobile handset products each accounted for approximately 50% of our revenues.  During fiscal year 2002, sales of our broad-based mixed-signal products and mobile handset products accounted for 63% and 37% of our revenues, respectively.  During fiscal year 2001, sales of our broad-based mixed-signal products and mobile handset products accounted for 81% and 19% of our revenues, respectively.

CUSTOMERS, SALES AND MARKETING

We market our products to original equipment manufacturers (OEM) and other providers of applications in various markets through our direct sales staff, a network of independent sales representatives, and electronics distributors.  Direct and distributor customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.

One of our distributors, Edom Technology, selling to multiple end customers in Asia, represented 12.9% of our fiscal 2003 revenues.  Distributors are not considered end customers, but rather serve as a sales channel to our end customers.  No other distributor accounted for 10% or more of revenues for fiscal 2003.

During fiscal 2003, our ten largest end customers accounted for 64% of our revenues.  We had one end customer, Samsung, which represented 21% of our revenues. No other single end customer accounted for more than 10% of our revenues. The following is a list of our largest end customers that purchased our products in fiscal 2003 for inclusion in products or devices offered to their customers:

•  Agere Systems

•  Broadcom

•  Conexant/PC-Tel

•  Echostar

•  Hughes

•  Sagem

•  Samsung

•  Sendo

•  Smart Link

•  Texas Instruments

•  Thomson

•  Wavecom

We maintain five sales offices in North America.  We provide European sales support through our subsidiaries in the United Kingdom and France. The Asia Pacific area is supported through our subsidiaries in Japan and Hong Kong, as well as sales offices in Korea, Taiwan and China. Our direct sales force includes regional sales managers in the field and area business managers at our headquarters to further support customer communications. Many of these managers have engineering degrees. We maintain a dedicated website for our field sales organization, which includes technical documentation, backlog information, order status, product availability and new product introduction information to support our communications with that organization. Additionally, we provide direct communication to all field sales personnel as part of a structured sales communications program.

We also utilize independent sales representatives and distributors to generate sales of our products. We have relationships with many independent sales representatives and distributors worldwide whom we have selected based on their understanding of the mixed-signal IC marketplace and their ability to provide effective field sales applications support for our products. For the year ended January 3, 2004, sales through these representatives and distributors accounted for 27% of our sales.

Our marketing efforts are targeted at both identified industry leaders and emerging market participants. Direct marketing activities are supplemented by a focused marketing communications effort that seeks to raise awareness of the company and our products.  Our public relations efforts are focused on leading trade and business publications. Our external website is used to deliver corporate information and product information.  We also pursue targeted advertising in key trade publications and we have a cooperative marketing program that allows our distributors and representatives to promote our products to their local markets in conjunction with their own advertising activities.  Finally we maintain a presence at strategic trade shows and industry events. These activities, in combination with direct sales activities, help drive demand for our products.

Due to the complex and innovative nature of our ICs, we employ experienced applications engineers who work closely with customers to support the design-win process, and can significantly accelerate the customer’s time required to bring a product to market. A design-win occurs when a customer has designed our ICs into its product architecture. A considerable amount of effort to assist the customer in incorporating our ICs into its products is typically required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers. The amount of time required to achieve a design-win can vary substantially depending on a customer’s development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Due to this extensive design-win process, once a completed design architecture has been implemented and produced in high volumes, our customers are reluctant to significantly alter their designs. We believe this process, coupled with our intellectual property protection, promotes relatively longer product life cycles for our ICs and high barriers to entry for competitive products, even if such competing products are offered at lower prices. Finally, our close collaboration with our customers provides us with knowledge of derivative product ideas or completely new product line offerings that may not otherwise arise in other new product discussions.

RESEARCH AND DEVELOPMENT

Through our research and development efforts, we apply our experienced analog and mixed-signal engineering talent and expertise to create new ICs that integrate functions typically performed inefficiently by multiple discrete components. This integration generally results in lower costs, smaller die sizes, lower power demands and enhanced price/performance characteristics. We attempt to reuse successful techniques for integration in new applications where similar benefits can be realized.  We believe that reliable and precise analog and mixed-signal ICs can only be developed by teams of engineers that coordinate their efforts under the direction of senior engineers who have significant analog experience and are familiar with the intricacies of designing these ICs for commercial volume production. The development of test methodologies is a critical activity in releasing a new product for commercial success. We believe that we have attracted some of the best engineers in our industry. As of January 3, 2004, we had 188 employees involved in research and development.

Research and development expenses were $48.3 million, $32.0 million and $29.0 million in fiscal 2003, 2002, and 2001, respectively.

TECHNOLOGY

Our product development process facilitates the design of highly-innovative, analog-intensive, mixed-signal ICs. Our senior engineers start the product development process by forming an understanding of our customers’ products and then design alternatives with increased functionality and with decreasing power, size and cost requirements. Our engineers’ deep knowledge of existing and emerging standards and performance requirements help us to assess the technical feasibility of a particular IC. We target areas where we can provide compelling product improvements. Once we have solved the primary challenges, our field engineers continue to work closely with our customers’ design teams to maintain and develop an understanding of our customers’ needs, allowing us to formulate derivative products and refined features.

In providing mixed-signal ICs for our customers, we believe our key competitive advantages are:

•     analog CMOS design expertise;

•                  digital signal processing design expertise;

•                  microcontroller design expertise; and

•                  our broad understanding of systems technology and trends.

To fully capitalize on these advantages, we have assembled a world-class development team with exceptional analog and mixed-signal design expertise led by accomplished senior engineers.

ANALOG CMOS DESIGN EXPERTISE

We believe that our most significant core competency is our world-class analog design capability. Additionally, we strive to design all of our ICs in CMOS processes. There are several modern process technologies for manufacturing semiconductors including CMOS, Bipolar, BiCMOS, silicon germanium and gallium arsenide. While it is significantly more difficult to design analog ICs in CMOS, CMOS provides multiple benefits versus existing alternatives, including significantly reduced cost, reduced technology risk and greater worldwide foundry capacity. CMOS is the most commonly used process technology for manufacturing digital ICs and as a result is most likely to be used for the manufacturing of ICs with finer line geometries, which enable smaller and faster ICs. By designing our ICs in CMOS, we enable our products to benefit from this trend towards finer line geometries, which allows us to integrate more digital functionality into our mixed-signal ICs.

Designing analog ICs is significantly more complicated than designing digital ICs. While advanced software tools exist to help automate digital IC design, there are far fewer tools for advanced analog IC design. In many cases, our analog circuit design efforts begin at the fundamental transistor level. We believe that we have a demonstrated ability to design the most difficult analog and RF circuits using standard CMOS technologies. For example, our DAA product family replaces bulky, discrete modem components, such as transformers, relays and opto-isolators, with highly integrated CMOS mixed-signal ICs. Similarly, bulky wireless phone components such as voltage controlled oscillators are replaced by our integrated CMOS frequency synthesizer products. Our design expertise in the technically challenging optical networking market has allowed us to reduce the number of supplemental components used in our customers’ products while providing lower levels of noise in the circuit operation.  This is a key technical consideration in high speed optical networks.

DIGITAL SIGNAL PROCESSING DESIGN EXPERTISE

We consider the partitioning of a circuit’s functionality to be a proprietary and creative design technique. Our digital signal processing design expertise maximizes the price/performance characteristics of both the analog and digital functions and allows our ICs to work in an optimized manner to accomplish particular tasks. Generally, we surround core analog circuitry with digital CMOS transistors, which allows our ICs to perform the required analog functions with increased digital capabilities. For example, our ProSLIC product is designed to function more efficiently than traditional products for the source end of the telephone line, which involve a two chip combination requiring more board space and numerous external components. The ProSLIC product is partitioned by combining a core analog design that provides analog-to-digital conversion and digital-to-analog conversion with optimized digital signal processing functions such as data compression, data expansion, filtering and tone generation. In this manner, we can isolate the higher voltage required to ring a telephone in low-cost, off-chip high voltage transistors or a small, complementary high voltage chip, thereby enabling us to fulfill the remaining core functions with a single CMOS chip. As a further example, our SiPHY Optical Physical Layer Transceivers utilize an architecturally advanced phase locked loop circuit based principally on digital signal processing. By performing a significant portion of this function in the digital domain in a monolithic chip, the circuit has been able to satisfy the demanding specifications of the optical network SONET standard using inexpensive CMOS transistors.

MICROCONTROLLER DESIGN EXPERTISE

As a result of the acquisition of Cygnal Integrated Products, we now have the required engineering talent and circuit integration methodologies to combine precision analog, high-speed digital, Flash memory and in-system programmability into a single, monolithic CMOS integrated circuit. A microcontroller product is designed to capture an external analog signal, convert it to a digital signal, compute digital functions on the stream of data and then communicate the results through a standard digital interface. The ability to develop standard products with the broadest possible customer application base while being cost efficient with the silicon area of the monolithic CMOS integrated circuit requires a keen sense of customer value and engineering capabilities. Additionally, to manage the wide variety of signals on a monolithic piece of silicon including electrical noise, harmonics and other electronic distortions requires a fundamental knowledge of devices physics and accumulated design expertise.

UNDERSTANDING OF SYSTEMS TECHNOLOGY AND TRENDS

Our focused expertise in mixed-signal ICs is the result of the breadth of engineering talent we have assembled with experience working in analog-intensive CMOS design for a wide variety of applications. This expertise, which we consider a competitive advantage, is the foundation of our in-depth understanding of the technology and trends that impact electronic systems and markets. Our expertise includes single line plain old telephone service (POTS), packet-based network interfaces and high speed SONET-based optical networks. We have also expanded our knowledge base into wireless technologies.  Our microcontroller applications broaden our knowledge base as we participate in these diverse markets.  Our understanding of the role of analog/digital interfaces within electronic systems and the key domestic and international telecommunications standards that must be supported are particular areas of our expertise.

MANUFACTURING

As a fabless IC manufacturer, we conduct IC design and development in our facilities in the United States and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus ensuring the availability of manufacturing capacity over our products’ life cycles.  We currently rely principally on Taiwan Semiconductor Manufacturing Co. (TSMC) to manufacture substantially all of our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then forwarded for final testing, either to our facilities in Austin, Texas or to our third-party test subcontractors, prior to shipping to our customers. We have increasingly utilized offshore third-party test subcontractors, typically in Asia where the parts are assembled and where the products are frequently delivered to our customers.  During the fourth quarter of 2003, more than two-thirds of our units produced in volume were tested by offshore third-party test subcontractors.  We expect this trend toward utilization of offshore third-party test subcontractors to continue in fiscal 2004.

BACKLOG

As of January 3, 2004, our backlog was approximately $86.1 million, compared to approximately $46.0 million as of December 28, 2002.  We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months.  Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Backlog from distributors are not recognized as our revenues until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

COMPETITION

The markets for semiconductors generally, and for analog and mixed-signal ICs in particular, are intensely competitive. We believe the principal competitive factors in our industry are:

•  Product size;

•  Level of integration;

•  Product capabilities;

•  Reliability;

•  Price;

•  Performance;

•  Intellectual property;

•  Customer support;

•  Reputation; and

•  Ability to rapidly introduce new products to market.

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

We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. Across our product offerings, we compete with Agere Systems, Atmel, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity, Maxim Integrated Products, Microchip, Motorola, National Semiconductor, Philips, RF Micro Devices, Semtech, Skyworks Solutions, Texas Instruments, Vitesse Semiconductor, and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Our competitors may also offer bundled chipset kit arrangements offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. As the markets for electronic products grow, we also may face competition from traditional electronic device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own products, including components within their products that would eliminate the need for our ICs, or by entering into strategic relationships with or acquiring other existing IC providers.

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

INTELLECTUAL PROPERTY

Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of January 3, 2004, we had more than 300 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. The patents and patent applications described above will expire at various times in the distant future.

In addition, we claim copyright protection for proprietary documentation used in our products. We have filed for registration, or are in the process of filing for registration, of the visual image of each IC that we have manufactured in commercial quantities with the United States Copyright Office. We have registered the “Silicon Laboratories” logo and a variety of other product and product family names as trademarks in the United States and selected foreign jurisdictions. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other customary security measures. We intend to protect our rights vigorously, but there can be no assurance that our efforts will be successful. In addition, the laws of other countries in which our products are sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

While our ability to effectively compete depends in large part on our ability to protect our intellectual property, we believe that our technical expertise and ability to introduce new products in a timely manner will be an important factor in maintaining our competitive position.

Many participants in the semiconductor and electronics industries have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, third parties may assert infringement claims against us. We may not prevail in any such litigation or may not be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Litigation, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time. Any such litigation could materially adversely affect us. For further information regarding patent litigation, please see “Part I, Item 3. Legal Proceedings.”

Our licenses include industry standard licenses with our vendors, such as wafer fabrication tool libraries, third party core libraries, computer-aided design applications and business software applications.

EMPLOYEES

As of January 3, 2004, we employed 486 people, including 115 in manufacturing, 188 in research and development, 102 in marketing, 48 in sales and 33 in administration. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers.  The competition for such personnel is intense. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our employee relations to be good.

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

Although we have experienced revenue growth in our eleven most recent quarterly periods, we may not be able to sustain this growth.  We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate.  It is likely that in some future period our revenues or operating results will be below the expectations of public market analysts or investors.  If this occurs, our stock price may drop, perhaps significantly.

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

The markets for mobile handsets, personal computers, satellite television set-top boxes and voice over DSL applications are characterized by rapid fluctuations in demand and seasonality that result in corresponding fluctuations in the demand for our products that are incorporated in such devices.  Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance.  Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth.  In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance.  For example, transceivers that provide some of the functionality provided by our RF Synthesizers have been introduced to market by us and our competitors.  The introduction of these competing transceivers, including our Aero Transceiver, has resulted in a rapid decline in our sales of RF Synthesizers.  Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR REVENUES

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the fiscal year ended January 3, 2004, our ten largest customers accounted for 64% of our revenues.  We had one customer, Samsung, which represented 21% of our revenues.  No other single customer accounted for more than 10% of our revenues during the fiscal year ended January 3, 2004.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

•                  we do not have any material long-term purchase arrangements with these or any of our other customers;

•                  substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•                  some of our customers may have efforts underway to actively diversify their vendor base which could reduce purchases of our ICs; and

•                  some of our customers have developed or acquired products that compete directly with products these customers purchase from us, which could affect our customers’ purchasing decisions in the future.

While we have been the sole supplier of the direct access arrangement, or DAA, ICs used in many of our customers’ soft modem DAA products and have also been a substantial supplier of synthesizers and transceivers to Samsung and other major GSM handset manufacturers, our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which would increase their negotiating leverage with us and protect their ability to secure these components.  We believe that any expansion of our customers’ supplier bases could have an adverse effect on the prices we are able to charge and volume of product that we are able to supply to our customers, which would negatively affect our revenues and operating results.

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

We are particularly dependent on sales of our mobile handset products, which constituted 50% of our total revenues in fiscal 2003 and 37% of our total revenues in fiscal 2002.  In particular, one mobile handset product, our Aero Transceiver, represented approximately 40% of our total revenues in fiscal 2003.  If the market for the Aero Transceiver or the market for GSM mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

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

•     changing requirements of customers;

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

THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the fiscal year ended January 3, 2004 was $48.3 million, or 14.8% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM standard.  We cannot be certain that this standard will not change, thereby making our products unsuitable or impractical.  Our MCU products are based on an 8-bit processor architecture. Should customers decide they need a higher performance 16-bit processor, then our products would be unsuitable and we would not realize sales from that opportunity.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 279 employees at the end of fiscal 2001 to 486 employees at the end of fiscal 2003.  In December 2003, we added 60 employees with the acquisition of Cygnal.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and comply with regulatory guidelines.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, our business could be materially and adversely affected.

WE RELY ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS AND THE FAILURE TO SUCCESSFULLY MANAGE OUR RELATIONSHIPS WITH OUR MANUFACTURERS AND SUBCONTRACTORS WOULD NEGATIVELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS

We do not have our own wafer fab manufacturing facilities.  Therefore, we rely principally on one third-party vendor, Taiwan Semiconductor Manufacturing Co. (TSMC), to manufacture the ICs we design.  We also currently rely principally on two offshore third-party assembly subcontractors, Advanced Semiconductor Engineering (ASE) and Amkor Technology, to assemble and package the silicon chips provided by the wafers for use in final products.  Additionally, we rely on these offshore subcontractors for a significant portion of the testing requirements of our products prior to shipping.  Although we also maintain testing facilities in Austin, Texas, we have increasingly utilized offshore third-party test subcontractors, typically in Asia, where the parts are assembled and where the products are more frequently delivered to our customers.  We expect this trend toward utilization of offshore third-party test subcontractors to continue.

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

•                  potential increases in prices;

•                  increased need for international-based supply, logistics and financial management;

•                  their inability to supply or support new or changing packaging technologies; and

•                  low test yields.

We have supply contracts with our third-party vendors which obligate the vendor to perform services and supply products to us for a specific period, in specific quantities, and at specific prices.  We are not obligated to any fixed fee or minimum purchase obligations.  In the event that these vendors failed to meet our demand for whatever reason, we believe that other semiconductor foundries or assembly or test subcontractors could adequately address our needs.  However, we expect that it would take up to twelve months to transition performance of these services from our current providers to new providers.  Such a transition may also require a qualification process by our customers or their end customers.  We generally place orders for products with our foundry approximately three months prior to the anticipated delivery date, with order volumes based on our forecasts of demand from our customers.  Accordingly, if we do not accurately forecast demand for our products, we may be unable to obtain adequate foundry or assembly capacity from our third-party foundry and assembly subcontractors to meet our customers’ delivery requirements, or we may accumulate excess inventories.  On occasion, we have been unable to adequately respond to unexpected increases in customer purchase orders, and, therefore, were unable to benefit from this incremental demand.  Beyond our current forecast, our third-party foundry or assembly or test subcontractors typically do not provide guarantees to us that adequate capacity will be available to us within the time required to meet additional demand for our products.

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

WE HAVE INCREASED OUR INTERNATIONAL ACTIVITIES SIGNIFICANTLY AND PLAN TO CONTINUE SUCH EFFORTS, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS INCLUDING INCREASED LOGISTICAL AND FINANCIAL COMPLEXITY, POLITICAL INSTABILITY AND CURRENCY FLUCTUATIONS

We recently established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and the Pacific Rim region.  The percentage of our revenues to customers located outside of the United States was 80% in fiscal 2003, 79% in fiscal 2002 and 66% in fiscal 2001.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

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

MOST OF OUR CURRENT MANUFACTURERS, ASSEMBLERS, TEST SERVICE PROVIDERS, AND CUSTOMERS ARE CONCENTRATED IN THE SAME GEOGRAPHIC REGION, WHICH INCREASES THE RISK THAT A NATURAL DISASTER, EPIDEMIC, LABOR STRIKE, WAR OR POLITICAL UNREST COULD DISRUPT OUR OPERATIONS OR SALES

Most of our current semiconductor wafer manufacturer’s foundries and one of our assembly and test subcontractor’s sites are primarily located in the same region within Taiwan and our other assembly and test subcontractors are located in the Pacific Rim region.  In addition, many of our customers, particularly mobile handset manufacturers, are located in the Pacific Rim region.  The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area.  We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable.  Earthquakes, fire, flooding, lack of water or other natural disasters in Taiwan or the Pacific Rim region, or an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturer, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity.  There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 21% of our revenues in fiscal 2003.  North Korea’s recent decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings have created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

THE SEMICONDUCTOR MANUFACTURING PROCESS IS HIGHLY COMPLEX AND, FROM TIME TO TIME, MANUFACTURING YIELDS MAY FALL BELOW OUR EXPECTATIONS, WHICH COULD RESULT IN OUR INABILITY TO SATISFY DEMAND FOR OUR PRODUCTS IN A TIMELY MANNER

The manufacture of our products is a highly complex and technologically demanding process.  This is particularly the case when multiple chips are packaged in a multi-chip module, such as the Aero I/I+ Transceiver.  Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries from time to time have experienced lower than anticipated manufacturing yields.  Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies.  If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers’ demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.  We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur.  For example, at the beginning of fiscal 2004, Navdeep Sooch, our co-founder and chairman of the board, transitioned out of his role as CEO and Daniel Artusi, our Chief Operating Officer and President, assumed the role of CEO.  There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal ICs.  In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense.  Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations.  We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth.  The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

On December 10, 2003, we acquired Cygnal.  As part of our growth and product diversification strategy, we will continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities.  The Cygnal acquisition and other acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

•                  potential loss of key employees of the acquired company; and

•                  potential impairment of related goodwill and intangible assets.

In connection with the Cygnal acquisition, we are obligated to issue up to 1,290,963 shares of our common stock based upon the achievement of Cygnal product revenue milestones, which could distract our management and employees and lead to disputes with former Cygnal stockholders.  Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties.  The exploratory nature of these inquiries has become relatively common in the semiconductor industry.  We typically respond when appropriate and as advised by legal counsel.  We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future.  For example, in April 2003, we paid $17 million to settle patent infringement claims brought against us by TDK Semiconductor Corporation.  In January 2004, Digcom commenced a lawsuit against us and several other major companies in the GSM/GPRS wireless market for alleged past infringement of one of their expired patents.  In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers.  Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights.  Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us.  Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention.  Most intellectual property litigation also could force us to take specific actions, including:

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

WE DEPEND ON OUR CUSTOMERS TO SUPPORT OUR PRODUCTS, AND SOME OF OUR CUSTOMERS OFFER COMPETING PRODUCTS

Our products are currently used by our customers to produce modems, telephony equipment, mobile handsets, optical networking equipment and a broad range of other devices.  We rely on our customers to provide hardware, software, intellectual property indemnification and other technical support for the products supplied by our customers.  If our customers do not provide the required functionality or if our customers do not provide satisfactory support for their products, the demand for these devices that incorporate our products may diminish or we may otherwise be materially adversely affected.  Any reduction in the demand for these devices would significantly reduce our revenues.

In certain products such as the DAA, some of our customers (including Conexant and Smart Link) offer their own competitive products.  These customers may find it advantageous to support their own offerings in the marketplace in lieu of promoting our products.

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

WE ARE SUBJECT TO CREDIT RISKS RELATED TO OUR ACCOUNTS RECEIVABLE, ESPECIALLY WHEN OVERSEAS CUSTOMERS PURCHASE OUR PRODUCTS

We do not generally obtain letters of credit or other security for payment from customers, distributors or contract manufacturers.  Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities.  If we are unable to collect our accounts receivable, our operating results could be materially harmed.  We continue to monitor the credit worthiness and payment practice of each of our customers, distributors and contract manufacturers, and to date have not had any significant write-offs of receivable balances from them.

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

•     dilution from the issuance of our stock in connection with acquisitions; and

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

RISKS RELATED TO OUR INDUSTRY

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  Across all of our product areas, we compete with Agere Systems, Atmel, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Fujitsu, Hitachi, Infineon Technologies, Legerity, Maxim Integrated Products, Microchip, Motorola, National Semiconductor, Philips, RF Micro Devices, Semtech, Skyworks Solutions Inc., Texas Instruments, Vitesse Semiconductor and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies.  Some of our customers, such as Agere Systems, Broadcom, Intel, Motorola, Samsung and Texas Instruments, are also large, established semiconductor suppliers.  Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.  For example, in May 2003, Conexant acquired PC-Tel’s modem business.  In the future, Conexant may seek to supplant our silicon DAA products that have historically been incorporated in PC-Tel’s products with Conexant’s own competing DAA product.  As an additional example, in October 2003, Motorola announced it would separate its semiconductor operations into a publicly traded company focused on communications and integrated electronic systems.  Also, in November 2003, Conexant and GlobespanVirata announced a plan to merge that will focus the combined company on all broadband applications.

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

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, WHICH HAS BEEN SUBJECT TO SIGNIFICANT DOWNTURNS

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant downturns, often connected with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products and declines in general economic conditions.  These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.  Specific areas of the communications markets have contributed to the overall decline and volatility of the semiconductor industry in the recent past.  For example, in fiscal 2001, the semiconductor industry suffered a downturn due to reductions in the actual unit sales of personal computers and wireless phones as compared to previous robust forecasts.  Additionally, changing and competing technical standards in airwave interfaces such as GSM and Code Division Multiple Access (CDMA) for mobile handsets, migration to higher speed communication protocols in the optical space and the return to prominence of the traditional regional Bell operating companies compared to the competitive local exchange companies all contributed to the volatility in the communications area of the semiconductor industry.  This downturn resulted in a material adverse effect on our business and operating results in fiscal 2001.

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

OUR PRODUCTS MUST CONFORM TO INDUSTRY STANDARDS IN ORDER TO BE ACCEPTED BY END USERS IN OUR MARKETS

Generally, our products comprise only a part of a device.  All components of such devices must uniformly comply with industry standards in order to operate efficiently together.  We depend on companies that provide other components of the devices to support prevailing industry standards.  Many of these companies are significantly larger and more influential in affecting industry standards than we are.  Some industry standards may not be widely adopted or implemented uniformly, and competing standards may emerge that may be preferred by our customers or end users.  If larger companies do not support the same industry standards that we do, or if competing standards emerge, market acceptance of our products could be adversely affected which would harm our business.

Products for communications applications are based on industry standards that are continually evolving.  For example, GSM mobile handsets now commonly use the GPRS specification for enabling data communications.  Certain suppliers are now offering mobile handsets utilizing the Enhanced Data Rates for Global Evolution (EDGE) protocol to support higher data communication rates on GSM networks.  Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards.  The emergence of new industry standards could render our products incompatible with products developed by other suppliers.  As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards.  If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins.  We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance.  Our pursuit of necessary technological advances may require substantial time and expense.

AVAILABLE INFORMATION

Our Internet website address is http://www.silabs.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2.             Properties

Our primary facilities, housing test operations, sales and marketing, research and development, and administration, are located in Austin, Texas.  These facilities consist of approximately 124,000 square feet of leased floor space with lease terms expiring at various dates through December 2007. In addition to these properties, we lease approximately 5,600 square feet in Nashua, New Hampshire for engineering activities and various other smaller locations throughout the United States, England, France, Japan, Malaysia, Korea, Taiwan and China for sales, marketing, design and manufacturing support activities.

We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.             Legal Proceedings

Patent Infringement Litigation

On January 14, 2004, Digcom, Inc., commenced a lawsuit in the United States District Court for the Southern District of California against us and other major companies in the GSM/GPRS wireless market for alleged infringement of Digcom’s U.S. Patent No. 4,567,602, which was issued on January 28, 1986 and expired on June 13, 2003.  Digcom’s complaint asserts that we and the other major companies have infringed their ‘602 patent by manufacturing, using and selling products and equipment for operation in GSM/GPRS wireless networks, including our Aero/Aero+ GSM Transceiver Chipsets as a whole and the Si4200 and Si4201 Chips individually.  We do not believe that an injunction can be sought since the alleged patent has expired.  Accordingly, we do not expect any impact on the sale of our products as a result of this lawsuit.  We are currently investigating Digcom’s allegations, and intend to respond with appropriate defenses.  Due to the early stage of this litigation, we cannot estimate the outcome of this matter or the resulting financial impact to us, if any.

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

Item 4.             Submission of Matter to a Vote of Security Holders

None.

PART II

Item 5.             Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been quoted on the Nasdaq National Market under the symbol “SLAB” since our initial public offering on March 23, 2000.  The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market.  As of January 3, 2004, the end of our 2003 fiscal year, there were 424 holders of record of our common stock.

	HIGH	LOW
Fiscal Year Ended December 28, 2002
First Quarter	$39.65	$21.56
Second Quarter	37.54	21.39
Third Quarter	29.09	16.40
Fourth Quarter	30.40	17.10

Fiscal Year Ended January 3, 2004
First Quarter	$30.27	$18.89
Second Quarter	32.56	24.22
Third Quarter	53.01	26.10
Fourth Quarter	58.88	39.61

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future.  We currently expect to retain any future earnings to fund the operation and expansion of our business.

On December 10, 2003, we issued 1,190,034 shares of our common stock in exchange for the outstanding capital stock of Cygnal Integrated Products, Inc.  The issuance of our common stock in connection with the acquisition of Cygnal was deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Section 3(a)(10) thereof, pursuant to a fairness hearing conducted by the California Department of Corporations.

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.  A total of 3,680,000 shares of common stock were registered.  We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate.  The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc.  The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share.  The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million.  We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000.  Another $4.3 million was used to pay off equipment loans provided by Imperial Bank.  We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000.  In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions.  In December 2003, we paid $0.9 million in direct acquisition costs for professional and legal fees related to the acquisition of Cygnal.  As of January 3, 2004, the remaining proceeds were invested in short-term, investment-grade, interest bearing instruments.

The information under the caption “Equity Compensation Plan Information” appearing in the Proxy Statement, is incorporated herein by reference.

Item 6.             Selected Consolidated Financial Data

The selected consolidated balance sheet data as of fiscal year ended 2003 and 2002 and the selected consolidated statements of operations data for fiscal 2003, 2002 and 2001 have been derived from audited consolidated financial statements included in this Form 10-K. The selected consolidated balance sheet data as of fiscal year ended 2001, 2000 and 1999 and the selected consolidated statements of operations data for fiscal 2000 and 1999 have been derived from audited consolidated financial statements not included in this Form 10-K.  You should read this selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes to those statements included in this Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Fiscal Year
	2003	2002	2001	2000	1999
	(in thousands, except per share data)

Revenues	$325,305	$182,016	$74,065	$103,103	$46,911
Cost of revenues	162,173	79,939	31,930	35,601	15,770

Gross profit	163,132	102,077	42,135	67,502	31,141
Operating expenses:
Research and development	48,296	32,001	28,978	19,419	8,297
Selling, general and administrative	42,836	33,877	20,056	17,648	7,207
Write off of in-process research & development	1,600	—	—	394	—
Goodwill amortization	—	—	4,187	3,307	—
Impairment of goodwill and other intangible assets	—	37	34,885	—	—
Amortization of deferred stock compensation	4,986	5,173	5,276	3,761	976
Operating expenses	97,718	71,088	93,382	44,529	16,480
Operating income (loss)	65,414	30,989	(51,247)	22,973	14,661
Other income (expenses):
Interest income	1,368	1,582	3,624	3,964	402
Interest expense	(49)	(617)	(751)	(1,162)	(699)
Other income (expense)	(537)	(647)	(2)	74	—
Income (loss) before income taxes	66,196	31,307	(48,376)	25,849	14,364
Provision (benefit) for income taxes	21,480	10,590	(2,803)	11,832	3,324
Net income (loss)	$44,716	$20,717	$(45,573)	$14,017	$11,040
Net income (loss) per share:
Basic	$.92	$.44	$(.99)	$.37	$.73
Diluted	$.86	$.41	$(.99)	$.29	$.25
Weighted-average common shares outstanding:
Basic	48,850	47,419	45,914	38,326	15,152
Diluted	52,288	50,811	45,914	48,788	43,657

CONSOLIDATED BALANCE SHEET DATA:

	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000	January 1, 2000
Cash, cash equivalents and short-term investments	$190,313	$115,166	$101,248	$96,438	$14,706
Working capital	202,712	122,354	106,556	103,347	14,281
Total assets	378,095	197,065	145,021	184,840	41,958
Long-term obligations	9,962	949	3,817	5,125	6,223
Redeemable convertible preferred stock	—	—	—	—	12,750
Total stockholders’ equity	287,205	155,722	125,407	162,951	8,003

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-K.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” UNDER ITEM 1 FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL 2003 HAD 53 WEEKS WITH THE EXTRA WEEK OCCURRING IN THE FOURTH QUARTER OF THE YEAR AND ENDED ON JANUARY 3, 2004.  FISCAL 2002 HAD 52 WEEKS AND ENDED ON DECEMBER 28, 2002.  FISCAL 2001 HAD 52 WEEKS AND ENDED ON DECEMBER 29, 2001.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), satellite radios and optical network equipment.  With our recent acquisition of Cygnal Integrated Products, Inc. we offer a family of 8-bit MCUs for use in a broad array of applications such as industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment. Our customers during fiscal 2003 included Agere Systems, Broadcom, Conexant/PC-Tel, Echostar, Hughes Network Systems, Sagem, Samsung, Sendo, Smart Link, Texas Instruments, Thomson and Wavecom.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 486 at the end of fiscal 2003, from 364 employees at the end of fiscal 2002 and 279 employees at the end of fiscal 2001.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-parties in Asia to assemble, package, and, in the majority of cases, test these die and ship these units to our customers.  We plan to increase the amount of testing performed by such third parties, which we anticipate will facilitate faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.  We have implemented supply chain management software which we believe will improve our ability to scale our operations, reduce our inventory requirements and improve the quality of our shipment scheduling commitments with our customers through improved efficiency.

Our product set has expanded to a broad portfolio targeting the mobile handset and broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed signal ICs enables us to develop highly differentiated solutions that address large markets.  For example, our silicon DAA product family is optimized for the PC modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero™ Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) transceiver family is being shipped in mobile handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  In fiscal 2003, we expanded our Aero Transceiver family with the launch of Aero I/I+, a single package GSM/GPRS transceiver, and we introduced a new ISOmodem product family that integrates our third generation silicon DAA.  Through our recently acquired MCU business and our internal development efforts, we further diversified our product portfolio.  We plan to continue to diversify our product portfolio by introducing products that increase the amount of content we provide for existing applications and by introducing ICs for markets we do not currently address, thereby expanding our total available market opportunity.

During fiscal 2003 and 2002, one customer, Samsung, represented 21% and 16% of our revenues, respectively.  No other single end customer accounted for more than 10% of our revenues in either of these years.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  There was one distributor, Edom Technology, which accounted for 13% of our total revenues during fiscal 2003.  Two of our distributors, Uniquest and Edom Technology, represented 20% and 16% of our fiscal 2002 revenues, respectively.  No other distributor accounted for more than 10% of our revenues in fiscal years 2003 or 2002.

The percentage of our revenues derived from customers located outside of the United States was 80% in fiscal 2003, 79% in fiscal 2002 and 66% in fiscal 2001.  This percentage increase in the two most recent years reflects our product and customer diversification, as many of our mobile handset, and increasingly, broad-based mixed signal customers manufacture and design their products in the Pacific Rim region.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States as our products receive acceptance in international markets.

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

We now group our products into two categories, mobile handset products or broad-based mixed-signal products.  Mobile handset products include the Aero Transceivers and, to the extent incorporated into handsets, the RF Synthesizers. Broad-based mixed-signal products include our silicon DAA, ISOmodem, ProSLIC, satellite tuner, DSL analog front end, clock chips, optical transceivers and CDRs, general purpose RF Synthesizers for non-handset applications, as well as the Cygnal MCU products.  Comparison of prior year financial results also have been revised to reflect this change in product grouping.

The following describes the line items set forth in our consolidated statements of operations:

REVENUES.  Revenues are generated principally by sales of our ICs.  We recognize revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.  Generally, we recognize revenue from product sales direct to customers and contract manufacturers upon shipment. Certain of our sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, We defer the revenue and gross profit on such sales until the distributors sell the product to the end customer.  Our products typically carry a one-year replacement warranty.  Replacements have been insignificant to date.  Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products.  The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products.  These discounts are made for a variety of reasons, including to establish a relationship with a new customer, as an incentive for customers to purchase products in larger volumes, to provide profit margin to our distributors who resell our products or in response to competition.  In addition, as a product matures, we expect that the average selling price for such product will decline due to the greater availability of competing products.  Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products.

COST OF REVENUES.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software, other intellectual property license costs, and certain acquired intangible assets; an allocated portion of our occupancy costs; allocable depreciation of testing equipment and leasehold improvements; impairment charges related to certain manufacturing equipment held for sale or abandoned; and a portion of the settlement costs associated with the TDK Semiconductor Corporation (TDK) patent infringement lawsuit.  Generally, we depreciate equipment over four years on a straight line basis and leasehold improvements over the shorter of the estimated useful life or the applicable lease term.  Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations.  Generally, as production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and test operations achieve greater economies of scale for that product.  Additionally, the cost of wafer procurement and assembly and test services, which are significant components of cost of goods sold, vary cyclically with overall demand for semiconductors and our suppliers’ available capacity of such products and services.

RESEARCH AND DEVELOPMENT.  Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities, new product mask, wafer and packaging costs, external consulting and services costs, amortization of purchased software, equipment tooling, amortization of acquired intangible assets, as well as an allocated portion of our occupancy costs for such operations.  We generally depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over three to four years.  Development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

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

WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT.  Write off of in-process research & development reflects the write off of in-process research and development costs which we acquired in connection with our acquisition of Cygnal Integrated Products, Inc. (Cygnal) in fiscal 2003 and Krypton Isolation, Inc. (Krypton) in fiscal 2000.

GOODWILL AMORTIZATION.  We adopted Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, at the beginning of fiscal 2002 and accordingly ceased amortization of goodwill.  Goodwill amortization through December 2001 includes the amortization of goodwill purchased in connection with our acquisitions of Krypton in August 2000 and SNR in October 2000. Goodwill was amortized over four to five years using the straight line method.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS.  Impairment of goodwill and other intangible assets reflects the charge to write-down that portion of the carrying value of goodwill and other intangible assets that was in excess of its fair market value.

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

INTEREST EXPENSE.  Interest expense consists of interest on our long-term debt, capital leases and other long-term obligations.

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

RESULTS OF OPERATIONS

COMPARISON OF FISCAL 2003 TO FISCAL 2002

REVENUES.  Revenues in fiscal 2003 were $325.3 million, an increase of $143.3 million, or 78.7%, from revenues of $182.0 million in fiscal 2002. The increase was primarily attributable to significant growth in the volume of sales for our Aero Transceiver used in GSM mobile handsets and ISOmodem products used in satellite set top boxes, primarily reflecting gains in market share and an increase in the overall market size.  We also continued to see significant growth in the sales of our DAA products, primarily reflecting an increase in the overall market demand for these products and strength in mobile notebook computer modems.  During fiscal 2003, we experienced normal decreases in the average selling prices for certain products.  However, these price decreases were offset by the significant increases in sales volumes for our products and the introduction of higher priced next generation products and product extensions.  As a product becomes more mature, we expect it to experience additional decreases in average selling prices in the future.  Our revenue will be dependent on our ability to increase sales volumes and introduce higher priced next generation products and product extensions.

GROSS PROFIT.  Gross profit in fiscal 2003 was $163.1 million, or 50.1% of revenues, an increase of $61.0 million, or 59.8%, as compared with gross profit of $102.1 million, or 56.1% of revenues, in fiscal 2002. The increase in gross profit dollars was primarily due to the substantial increase in sales volume. The decrease in gross margin percentage was primarily due to (1) a $15.3 million charge associated with a patent litigation settlement in fiscal 2003; (2) a greater portion of our sales being comprised of our lower margin mobile handset products; and (3) a $0.8 million impairment charge associated with test equipment held for sale.  We expect to experience continued declines in the average selling prices of our mobile handset products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to introduce higher margin new products and continue to gain market share with our broad-based mixed-signal ICs.

RESEARCH AND DEVELOPMENT.  Research and development expense in fiscal 2003 was $48.3 million, or 14.8% of revenues, which reflected an increase of $16.3 million, or 50.9%, as compared with research and development expense of $32.0 million, or 17.6% of revenues, in fiscal 2002. The increase in the dollar amount of research and development expense was principally due to increased staffing and associated costs to pursue new product development opportunities, and continue to develop new testing methodologies for newly introduced and existing products.  As a percentage of revenues, research and development expense decreased due to the substantial increase in revenues in fiscal 2003. We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales volume and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense in fiscal 2003 was $42.8 million, or 13.2% of revenues, which reflected an increase of $8.9 million, or 26.4%, as compared to selling, general and administrative expense of $33.9 million or 18.6% of revenues, in fiscal 2002. The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing and associated costs, sales commissions associated with our higher revenues and the conversion of our largest customer account, Samsung, from a non-commission bearing distributor account to a commission bearing direct account, and employee bonuses resulting from increased earnings. This increase was partially offset by lower patent litigation-related legal costs following settlement of the TDK litigation. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential significant variability in our future sales volumes; (2) the likelihood that indirect sales distribution channels, which typically entail the payment of commissions, will account for a larger portion of our revenues in future periods and, therefore, increase our selling, general and administrative expense relative to a direct sales force performing at satisfactory levels of productivity; (3) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (4) fluctuating legal costs related to litigation and intellectual property matters.

WRITE OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT.  We wrote off $1.6 million of in-process research and development in fiscal 2003 related to our acquisition of Cygnal.  We did not have any write-offs in fiscal 2002.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS.  We did not recognize any impairment of goodwill and other intangible assets during fiscal 2003. During fiscal 2002, we wrote off $37 thousand, which represented the remaining goodwill related to the fiscal 2000 acquisition of Krypton.

AMORTIZATION OF DEFERRED STOCK COMPENSATION.  We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or issuances, which resulted in amortization expense of $5.0 million in fiscal 2003, as compared to $5.2 million in fiscal 2002.  In fiscal 2004, we expect our amortization expense to remain at approximately this same level.

INTEREST INCOME.  Interest income in fiscal 2003 was $1.4 million, as compared to $1.6 million in fiscal 2002. The decrease was generally due to lower interest rates on cash and short-term investments balances during the current year and our transition to tax-exempt investments which bear even lower interest rates.

INTEREST EXPENSE.  Interest expense in fiscal 2003 was $49 thousand as compared to $0.6 million in fiscal 2002. The decrease in interest expense was primarily due to lower debt, lease and other long-term payable balances during the recent period. We expect our interest expense to remain at a modest level in fiscal 2004.

OTHER INCOME (EXPENSE).  Other expense in fiscal 2003 was $0.5 million as compared to $0.6 million in fiscal 2002, which primarily reflects our share of the losses in our investment in ADS.

PROVISION (BENEFIT) FOR INCOME TAXES.  Our tax provision rate, excluding the impact of the amortization of deferred stock compensation, the write off of in-process research and development and impairment of goodwill and other intangibles, was 30% in fiscal 2003 as compared to the 29% rate in fiscal 2002. This increase was due in part to the fact that our tax-advantaged interest income as a percentage of pre-tax income was lower in fiscal 2003 than it was in fiscal 2002. For fiscal 2003, our tax provision reflects a deduction for the amount of employee income attributable to employee stock-based awards that relates to the amortization of deferred stock compensation. In prior years such deductions were recorded as an increase to additional paid-in capital. The impact of not reflecting these deductions in the tax provision (benefit) in prior years is not material.  The tax provision rate differs from the statutory rate due to the impact of research and development tax credits, state taxes, tax-advantaged interest income and other permanent items.

COMPARISON OF FISCAL 2002 TO FISCAL 2001

REVENUES.  Revenues in fiscal 2002 were $182.0 million, an increase of $107.9 million, or 146%, from revenues of $74.1 million in fiscal 2001. The increase was primarily attributable to significant growth in the volume of sales for our mobile handset products, reflecting a growing number of customers adopting these products into their offerings.  We also continued to see significant growth in the sales of our broad-based mixed-signal ICs, particularly the ISOmodem and DAA, reflecting increasing demand by existing customers for these products.  During fiscal 2002, we experienced normal decreases in the average selling prices for certain products.  However, these price decreases were offset by the significant increases in sales volumes for our products and the introduction of higher priced next generation products and product extensions.

GROSS PROFIT.  Gross profit in fiscal 2002 was $102.1 million, or 56.1% of revenues, an increase of $59.9 million, or 142%, as compared with gross profit of $42.1 million, or 56.8% of revenues, in fiscal 2001. The increase in gross profit dollars was primarily due to the substantial increase in sales volume. The decrease in gross margin percentage was primarily due to a greater portion of our sales being comprised of our lower margin mobile handset products which have lower average selling prices and higher material costs than our other products.  The gross margin percentage in fiscal year 2002 was also negatively impacted by start up costs associated with the rapid production ramp of our Aero Transceiver product.

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

AMORTIZATION OF DEFERRED STOCK COMPENSATION.  We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the deemed fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or issuances, which resulted in amortization expense of $5.2 million in fiscal 2002, as compared to $5.3 million in fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of January 3, 2004 consisted of $190.3 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of obligations of municipalities and agencies of the U.S. government that have initial maturities of less than one year.

In August 2003, we terminated our bank credit facility for a revolving line of credit for borrowings and letters of credit.  At January 3, 2004, a letter of credit for $0.4 million related to a building lease was outstanding under a letter of credit agreement with our bank.

Net cash provided by operating activities was $71.9 million during the fiscal year ended January 3, 2004, compared to $39.0 million during the fiscal year ended December 28, 2002.  The increase was principally due to revenues generated by a higher volume of sales over a relatively fixed cost structure.  This increase was partially offset by a $15.3 million cash payment relating to the settlement of patent litigation with TDK.  Operating cash flows during the fiscal year ended January 3, 2004 reflect our net income of $44.7 million, as adjusted for non-cash adjustments (depreciation, amortization, write-off of in-process research and development, equity investment losses, and tax benefits associated with the exercise of stock options) of $34.5 million, and a net decrease in the components of our working capital of $7.3 million.

Net cash used in investing activities was $11.2 million during the fiscal year ended January 3, 2004, compared to net cash used of $46.3 million during the fiscal year ended December 28, 2002.  The decrease was principally due to an increase in net maturities of short-term investments of $2.0 million, net cash acquired of $5.4 million related to the purchase of Cygnal, and a decrease of $18.6 million in purchases of fixed assets and other assets.

We anticipate capital expenditures of approximately $20.0 million for fiscal 2004.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $16.7 million during the fiscal year ended January 3, 2004, compared to net cash used of $1.1 million during the fiscal year ended December 28, 2002.  The increase in cash flows from financing activities during the fiscal year ended January 3, 2004 was principally due to proceeds from the exercise of employee stock options and purchases under our employee stock purchase plan.

In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as purchase orders, leases and other long-term contracts.  Maturities under these contracts are set forth in the following table as of January 3, 2004, in thousands:

	Payments due by period
	2004	2005	2006	2007	2008	Thereafter
Operating lease obligations	$2,544	$2,719	$2,384	$1,451	$316	$393
Purchase obligations	83,477	—	—	—	—	—
Other long-term obligations	—	6,644	1,945	1,229	144	—

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

Inventory Valuation - We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales history, backlog and forecasts, product marketing plans and product life cycles.  To address the difficult, subjective and complex area of judgment in determining appropriate inventory valuation in a consistent manner, we apply a set of methods, assumptions and estimates to arrive at the net inventory amount by completing the following: First, we identify any inventory that has been previously reserved in prior periods.  This inventory remains reserved until sold, destroyed or otherwise disposed of.  Second, we examine the inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards as identified by our quality assurance personnel and provide reserves.  Third, the remaining inventory not otherwise identified to be reserved is compared to an assessment of product history and forecasted demand, typically over the last six months and next six months, or actual firm backlog on hand.  However, microcontroller product history and forecasted demand is typically measured over the last twelve months and next twelve months, respectively, due to the breadth of customers and markets served and longer product life cycles.  Finally, the result of this methodology is compared against the product life cycle and competitive situations in the marketplace driving the outlook for the consumption of the inventory and the appropriateness of the resulting inventory levels.  Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project.  In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

Impairment of long-lived assets – We review long-lived assets which are held and used, including fixed assets and purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and record an impairment charge if necessary.  Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast.  Occasionally, we may hold certain assets for sale.  In those cases, the assets are reclassified on our balance sheet from long-term to current, and the carrying value of such assets are reviewed and adjusted each period thereafter to the fair value less expected cost to sell.

We also review the carrying values of goodwill and other intangible assets with indefinite lives annually for possible impairment. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value for such assets to our net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The second step of the analysis compares the implied fair value of our goodwill to its carrying amount.  If the carrying amount of goodwill exceeds its implied fair value, we recognize an impairment loss equal to that excess amount. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

Income Taxes – We are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income (loss) and, to the extent we believe that recovery is not likely, we must establish a valuation allowance against the deferred tax asset.  Further, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time to resolve and could result in additional assessments of income tax.  In our opinion, adequate provisions for income taxes have been made for all periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  There has been no material impact to our financial statements from potential VIEs entered into after January 31, 2003 and we do not expect there to be a material impact to our financial statements from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

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

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, REVENUE RECOGNITION, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

All of our investments are entered into for other than trading purposes.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments.  Based on our investment holdings as of January 3, 2004, an immediate 1 percentage point decline in the yield for such instruments would decrease our annual interest income by $1.9 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

Item 8.             Financial Statements and Supplementary Data

The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 3, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to January 3, 2004.

PART III

Certain information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

Item 10.       Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal 1 — Election of Directors”, “Executive Compensation” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Item 11.       Executive Compensation

The information under the caption “Executive Compensation,” appearing in the Proxy Statement, is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

The information under the caption “Ownership of Securities” and “Equity Compensation Plan Information” appearing in the Proxy Statement, is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions

The information under the caption “Certain Transactions,” appearing in the Proxy Statement, is incorporated herein by reference.

Item 14.       Principal Accountant Fees and Services

The information related to audit fees and services appearing in the Proxy Statement, is incorporated herein by reference.

PART IV

Item 15.       Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements

SILICON LABORATORIES INC.

2.	Schedules

All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

3.	Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)	Reports on Form 8-K.

During the fourth quarter of fiscal 2003, we filed the following Current Reports on Form 8-K:

We filed a Form 8-K/A on October 3, 2003 (Item 2 and 7) providing the Agreement and Plan of Reorganization, dated September 25, 2003, by and among Silicon Laboratories Inc., Homestead Enterprises, Inc., and Cygnal Integrated Products, Inc.

We filed a Form 8-K on October 20, 2003 (Item 7 and 12) providing the press release describing our results of operations for the fiscal quarter ended September 27, 2003.

We filed a Form 8-K/A on November 14, 2003 (Item 2 and 7) providing the financial statements and pro forma financial information of Cygnal Integrated Products, Inc., which was required due to our plan to acquire all of Cygnal’s outstanding capital stock.

We filed a Form 8-K on December 11, 2003 (Item 5) announcing the completion of the acquisition of Cygnal Integrated Products, Inc., pursuant to the Agreement and Plan of Reorganization dated September 25, 2003.

(c)                                  Exhibits

Exhibit Number

2.1*

Agreement and Plan of Reorganization, dated September 25, 2003, by and among Silicon Laboratories Inc., Homestead Enterprises, Inc., and Cygnal Integrated Products, Inc. (filed as Exhibit 2.1 to the Form 8-K filed October 3, 2003).

3.1*

Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853 (the “IPO Registration Statement”)).

3.2	Second Amended and Restated Bylaws of Silicon Laboratories Inc.

4.1*	Specimen certificate for shares of common stock filed as Exhibit 4.1 to the IPO Registration Statement.

10.1*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2*

Silicon Laboratories Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-60794) filed on May 11, 2001).

10.3*	Silicon Laboratories Inc. Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement).

10.4*	Lease Agreement dated June 26, 1998 by and between Silicon Laboratories Inc. and S.W. Austin Office Building Ltd. (filed as Exhibit 10.5 to the IPO Registration Statement).

10.5*	Lease Agreement dated October 27, 1999 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture (filed as Exhibit 10.6 to the IPO Registration Statement).

10.6*

Lease Agreement dated June 29, 2000 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture. (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.7	Silicon Laboratories Inc. 2004 Bonus Plan.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on January 26, 2004.

SILICON LABORATORIES INC.

By:	/s/ Daniel A. Artusi
Daniel A. Artusi
CHIEF EXECUTIVE OFFICER AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Navdeep S. Sooch	Chairman of the Board	January 26, 2004
Navdeep S. Sooch
Chief Executive Officer,
/s/ Daniel A. Artusi	President and Director	January 26, 2004
Daniel A. Artusi	(principal executive officer)

Vice President and Chief
/s/ John W. McGovern	Financial Officer	January 26, 2004
John W. McGovern	(principal financial and accounting officer)

/s/ David R. Welland	Vice President and Director	January 26, 2004
David R. Welland

/s/ William G. Bock	Director	January 26, 2004
William G. Bock

/s/ H. Berry Cash	Director	January 26, 2004
H. Berry Cash

/s/ Robert Ted Enloe, III	Director	January 26, 2004
Robert Ted Enloe, III

/s/ Laurence G. Walker	Director	January 26, 2004
Laurence G. Walker

/s/ William P. Wood	Director	January 26, 2004
William P. Wood

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Silicon Laboratories Inc.

We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SiliconLaboratories Inc. at January 3, 2004 and December 28, 2002, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Austin, Texas
January 22, 2004

Silicon Laboratories Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	JANUARY 3, 2004	DECEMBER 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$151,359	$73,950
Short-term investments	38,954	41,216
Accounts receivable, net of allowance for doubtful accounts of $1,079 at January 3, 2004 and $945 at December 28, 2002	47,879	27,501
Inventories	34,064	13,319
Deferred income taxes	5,784	4,921
Prepaid expenses and other	5,600	1,841
Total current assets	283,640	162,748
Property, equipment and software, net	34,376	29,781
Goodwill	38,613	98
Other intangible assets, net	14,744	352
Other assets, net	6,722	4,086
Total assets	$378,095	$197,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,488	$13,272
Accrued expenses	11,251	8,505
Deferred income on shipments to distributors	11,526	10,147
Income taxes payable	12,663	8,470
Total current liabilities	80,928	40,394
Long-term obligations	9,962	949
Total liabilities	90,890	41,343

Commitments and contingencies

Stockholders’ equity:
Common stock—$.0001 par value; 250,000 shares authorized; 51,237 and 48,904 shares issued and outstanding at January 3, 2004 and December 28, 2002, respectively	5	5
Additional paid-in capital	256,792	174,088
Stockholder notes receivable	—	(228)
Deferred stock compensation	(9,257)	(13,092)
Retained earnings (deficit)	39,665	(5,051)
Total stockholders’ equity	287,205	155,722
Total liabilities and stockholders’ equity	$378,095	$197,065

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	YEAR ENDED
	JANUARY 3, 2004	DECEMBER 28, 2002	DECEMBER 29, 2001
Revenues	$325,305	$182,016	$74,065
Cost of revenues	162,173	79,939	31,930
Gross profit	163,132	102,077	42,135
Operating expenses:
Research and development	48,296	32,001	28,978
Selling, general and administrative	42,836	33,877	20,056
Write off of in-process research & development	1,600	—	—
Goodwill amortization	—	—	4,187
Impairment of goodwill and other intangible assets	—	37	34,885
Amortization of deferred stock compensation	4,986	5,173	5,276
Operating expenses	97,718	71,088	93,382
Operating income (loss)	65,414	30,989	(51,247)
Other income (expense):
Interest income	1,368	1,582	3,624
Interest expense	(49)	(617)	(751)
Other income (expense), net	(537)	(647)	(2)
Income (loss) before income taxes	66,196	31,307	(48,376)
Provision (benefit) for income taxes	21,480	10,590	(2,803)

Net income (loss)	$44,716	$20,717	$(45,573)
Net income (loss) per share:
Basic	$0.92	$0.44	$(0.99)
Diluted	$0.86	$0.41	$(0.99)
Weighted-average common shares outstanding:
Basic	48,850	47,419	45,914
Diluted	52,288	50,811	45,914

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock
	Number Of Shares	Par Value	Additional Paid-In Capital	Stockholder Notes Receivable	Deferred Stock Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance as of December 30, 2000	48,117	$5	$165,404	$(1,202)	$(21,061)	$19,805	$162,951

Exercises of stock options and warrants	469	—	587	—	—	—	587
Income tax benefit from employee stock-based awards	—	—	662	—	—	—	662
Repurchase and cancellation of unvested shares	(14)	—	(24)	24	—	—	—
Repayment of stockholder notes receivable	—	—	—	384	—	—	384
Employee Stock Purchase Plan	68	—	1,120	—	—	—	1,120
Deferred stock compensation	—	—	2,818	—	(2,818)	—	—
Amortization of deferred stock compensation	—	—	—	—	5,276	—	5,276
Net loss	—	—	—	—	—	(45,573)	(45,573)

Balance as of December 29, 2001	48,640	5	170,567	(794)	(18,603)	(25,768)	125,407

Exercises of stock options	238	—	1,483	—	—	—	1,483
Income tax benefit from employee stock-based awards	—	—	1,170	—	—	—	1,170
Repurchase and cancellation of unvested shares	(51)	—	(98)	—	—	—	(98)
Repayment of stockholder notes receivable	—	—	—	566	—	—	566
Employee Stock Purchase Plan	77	—	1,304	—	—	—	1,304
Deferred stock compensation	—	—	(338)	—	338	—	—
Amortization of deferred stock compensation	—	—	—	—	5,173	—	5,173
Net income	—	—	—	—	—	20,717	20,717

Balance as of December 28, 2002	48,904	5	174,088	(228)	(13,092)	(5,051)	155,722

Exercises of stock options	1,063	—	14,739	—	—	—	14,739
Income tax benefit from employee stock-based awards	—	—	6,969	—	—	—	6,969
Repurchase and cancellation of unvested shares	(5)	—	(21)	—	—	—	(21)
Repayment of stockholder notes receivable	—	—	—	228	—	—	228
Employee Stock Purchase Plan	85	—	1,793	—	—	—	1,793
Deferred stock compensation	—	—	1,151	—	(1,151)	—	—
Amortization of deferred stock compensation	—	—	—	—	4,986	—	4,986
Purchase acquisition	1,190		58,073				58,073
Net income	—	—	—	—	—	44,716	44,716

Balance as of January 3, 2004	51,237	$5	$256,792	$—	$(9,257)	$39,665	$287,205

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.

Consolidated Statements of Cash Flows

(in thousands)

	YEAR ENDED
	JANUARY 3, 2004	DECEMBER 28, 2002	DECEMBER 29, 2001
OPERATING ACTIVITIES
Net income (loss)	$44,716	$20,717	$(45,573)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	15,427	11,755	7,968
Impairment of property, equipment and software	1,087	—	—
Write off of in-process research & development	1,600	—	—
Amortization of goodwill, other intangible assets and other assets	3,742	445	4,608
Impairment of goodwill and other intangible assets	—	37	34,885
Amortization of deferred stock compensation	4,986	5,173	5,276
Amortization of note/lease end-of-term interest payments	—	214	322
Equity investment loss	663	662	—
Income tax benefit from employee stock-based awards	6,969	1,170	662
Changes in operating assets and liabilities:
Accounts receivable	(19,543)	(16,958)	3,072
Inventories	(19,201)	(8,098)	1,998
Prepaid expenses and other	(1,030)	(1,099)	839
Income tax receivable	—	2,086	(2,086)
Other assets	(18)	20	71
Accounts payable	24,681	6,273	(979)
Accrued expenses	1,916	4,501	1,491
Deferred income on shipments to distributors	1,188	7,285	222
Deferred income taxes	505	(3,614)	(152)
Income taxes payable	4,194	8,470	(912)
Net cash provided by operating activities	71,882	39,039	11,712

INVESTING ACTIVITIES

Purchases of short-term investments	(80,871)	(77,062)	(59,210)
Maturities of short-term investments	82,854	54,993	84,138
Purchases of property, equipment and software	(11,438)	(21,498)	(5,400)
Purchases of other assets	(7,124)	(2,719)	(821)
Net cash acquired in connection with acquisition of business	5,367	—	—
Net cash provided by (used in) investing activities	(11,212)	(46,286)	18,707

FINANCING ACTIVITIES

Payments on long-term debt	—	(3,940)	(1,535)
Payments on capital leases	—	(464)	(531)
Proceeds from repayment of stockholder notes	228	566	384
Proceeds from Employee Stock Purchase Plan	1,793	1,304	1,120
Repurchase and cancellation of common stock	(21)	(98)	—
Net proceeds from exercises of stock options	14,739	1,483	587
Net cash provided by (used in) financing activities	16,739	(1,149)	25
Increase (decrease) in cash and cash equivalents	77,409	(8,396)	30,444
Cash and cash equivalents at beginning of period	73,950	82,346	51,902
Cash and cash equivalents at end of period	$151,359	$73,950	$82,346

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$49	$319	$424
Income taxes paid (received), net	$10,326	$3,248	$(1,104)

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Accrued software licenses and maintenance	$9,514	$—	$—
Stock issued for acquisition of business	$58,074	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements

January 3, 2004

1. ORGANIZATION

Silicon Laboratories Inc. (the Company), a Delaware corporation, develops and markets mixed-signal analog intensive integrated circuits (ICs) for a broad range of applications for global markets. Within the semiconductor industry, the Company is known as a “fabless” company meaning that the ICs are manufactured by third-party semiconductor companies.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal year 2003 ended January 3, 2004, fiscal year 2002 ended on December 28 and fiscal year 2001 ended on December 29. Fiscal year 2003 had 53 weeks and fiscal years 2002 and 2001 each had 52 weeks. The extra week in fiscal 2003 occurred in the fourth quarter of the year.

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. The functional currency of the Company’s foreign subsidiaries is the U.S. dollar; accordingly, all translation gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in net income (loss).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash deposits and investments with a maturity of ninety days or less when purchased.

SHORT-TERM INVESTMENTS

The Company’s short-term investments have original maturities greater than ninety days and less than one year and have been classified as available-for-sale securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.  The carrying value of all available-for-sale securities approximates their fair value due to their short-term nature.  Short-term investments at January 3, 2004 and December 28, 2002 consist of the following (in thousands):

	Carrying Value
	January 3, 2004	December 28, 2002
Municipal Securities	$38,954	$33,237
Auction Rate Securities	—	7,979
	$38,954	$41,216

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, receivables and accounts payable. The Company believes all of these financial instruments are recorded at amounts that approximate their current market values.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

	January 3, 2004	December 28, 2002
Work in progress	$17,702	$7,291
Finished goods	16,362	6,028
	$34,064	$13,319

PROPERTY, EQUIPMENT, AND SOFTWARE

Property, equipment, and software are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets (generally three to five years). Leasehold improvements are depreciated over the contractual lease period or their useful life, whichever is shorter. Property, equipment and software consist of the following (in thousands):

	January 3, 2004	December 28, 2002
Equipment	$33,261	$38,970
Computers and purchased software	23,855	10,249
Furniture and fixtures	1,551	1,079
Leasehold improvements	3,837	3,032
	62,504	53,330
Accumulated depreciation	(28,128)	(23,549)
	$34,376	$29,781

LONG-LIVED ASSETS

The Company evaluates its long-lived assets in accordance with FASB SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS.  Long-lived assets “held and used” by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives, against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.  Long-lived assets held for sale by the Company are adjusted to fair value less cost to sell in the period the “held for sale” criteria are met and reclassified to a current asset.  The fair value less cost to sell amount is evaluated each period to determine if it has changed.  Changes are recognized as gains or losses in the period in which they occur.

During fiscal 2003, the Company was in final negotiations to sell certain test equipment capitalized in fixed assets with a net book value of approximately $2.4 million.  As a result of this negotiation, the Company determined that the equipment was impaired and recorded a $0.8 million charge to cost of goods sold to write the assets down to their expected sales price.  These assets were reclassified to prepaid expenses and other.  The Company expects the sale of such assets to be completed by the end of their first fiscal quarter of 2004.

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed annually by the Company for possible impairment in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted on December 30,2001. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Step two of the analysis compares the implied fair value of goodwill to its carrying amount.  If the

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company tests goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

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

The Company records investment income (loss) under the caption other income (expense) in its consolidated statement of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, accounts receivables, long-lived assets, goodwill and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

RISKS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of such receivables. The following table summarizes the changes in the allowance for doubtful accounts receivable (in thousands):

Balance at December 30, 2000	$758
Additions (reductions) charged to costs and expenses	(229)
Write-off of uncollectible accounts	(39)

Balance at December 29, 2001	490
Additions charged to costs and expenses	455
Write-off of uncollectible accounts	—

Balance at December 28, 2002	945
Balance acquired from Cygnal Integrated Products, Inc. purchase	39
Additions charged to costs and expenses	117
Write-off of uncollectible accounts	(22)

Balance at January 3, 2004	$1,079

A significant portion of the Company’s products are fabricated by Taiwan Semiconductor Manufacturing Co. (TSMC). The inability of TSMC to deliver wafers to the company on a timely basis could impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During fiscal 2003, one of our distributors, Edom Technology, accounted for 12.9% of our revenues.  During fiscal 2002, two of our distributors, Uniquest and Edom Technology, represented 20% and 16% of our revenues, respectively.  During fiscal 2001, no distributor accounted for more than 10% of our total revenues.

In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  The following is a detail of the Company’s end customers that accounted for greater than 10% of revenue in the respective fiscal years:

	Year Ended
	January 3, 2004		December 28, 2002		December 29, 2001
Samsung	21%		16%		12%
PC-Tel		*		*	15
Agere Systems		*		*	13

* Revenue% is less than 10%.

REVENUE RECOGNITION

The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.  Revenue from product sales direct to customers and contract manufacturers is generally recognized upon shipment. Certain of the Company’s sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, the Company defers revenue and gross profit on such sales until the distributors sell the product to the end customer.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses were $0.8 million, $0.5 million and $0.5 million in the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

STOCK-BASED COMPENSATION

FASB SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company’s basis for electing accounting treatment under APB Opinion No. 25 is principally due to the satisfactory incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS No. 123 and SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001
Net income (loss) - as reported	$44,716	$20,717	$(45,573)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	3,345	5,173	5,276
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(23,027)	(25,137)	(18,482)
Pro forma net income (loss)	$25,034	$753	$(58,779)

Earnings per share
Basic - as reported	$0.92	$0.44	$(0.99)
Basic - pro forma	$0.51	$0.02	$(1.28)

Diluted - as reported	$0.86	$0.41	$(0.99)
Diluted - pro forma	$0.49	$0.02	$(1.28)

OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, REPORTING COMPREHENSIVE INCOME establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no material differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

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

SEGMENT REPORTING

The Company has one operating segment, mixed-signal analog intensive integrated circuits (ICs), consisting of eleven product lines.  The Company’s chief operating decision maker is considered to be the Chief Executive Officer and President.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

Approximately $260.2 million, $144.7 million and $48.7 million of the Company’s revenues were from export sales for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively. The operations and assets of the Company’s wholly owned foreign subsidiaries were immaterial in all periods presented.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001
Net income (loss)	$44,716	$20,717	$(45,573)
Basic:
Weighted-average shares of common stock outstanding	49,484	48,780	48,431
Weighted-average shares of common stock subject to repurchase	(634)	(1,361)	(2,517)
Shares used in computing basic net income (loss) per share	48,850	47,419	45,914

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	511	1,130	—
Stock options	2,927	2,262	—
Shares used in computing diluted net income (loss) per share	52,288	50,811	45,914

Basic net income (loss) per share	$0.92	$0.44	$(0.99)
Diluted net income (loss) per share	$0.86	$0.41	$(0.99)

Approximately 971,000, 2,156,000 and 4,199,000 weighted-average dilutive potential shares of common stock have been excluded from the diluted net income (loss) per share calculation for the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  There has been no material impact to the Company’s financial statements from potential VIEs entered into after January 31, 2003 and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

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

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

beginning after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, REVENUE RECOGNITION (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, REVENUE RECOGNITION, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s consolidated results of operations, consolidated financial position or consolidated cash flows.

3. ACQUISITION OF CYGNAL INTEGRATED PRODUCTS, INC.

On December 10, 2003, the Company completed its acquisition of Cygnal Integrated Products, Inc., a Delaware corporation (Cygnal) pursuant to the Agreement and Plan of Reorganization whereby the Company acquired all of the outstanding capital stock of Cygnal for initial consideration of $59.2 million, consisting of 1,190,034 shares of Silicon Laboratories’ common stock valued at $58.1 million, and direct acquisition costs estimated at $1.1 million.  The direct acquisition costs consist primarily of legal, investment banking, accounting, and appraisal fees to be incurred by the two companies that are directly related to the merger.  In addition, Silicon Laboratories is obligated to potentially issue up to an additional 1,290,963 shares of common stock to shareholders of Cygnal based on the achievement of certain revenue milestones during the twelve-month earn out period commencing on April 4, 2004 and ending on April 2, 2005.  The additional shares will become issuable as follows: (1) up to 297,915 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $10.0 million up to $15.0 million; plus (2) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $15.0 million up to $20.0 million; plus (3) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $20.0 million up to $24.0 million.  The distribution of the additional shares may occur at either or both an interim date occurring six months after the beginning of the earn out period and/or upon completion of the earn out period.  The number of additional shares issuable at the interim date would be equal to 40% of the shares that would be issuable at the end of the earn out period if the revenues for the full earn out period were equal to twice the revenues through the interim date.

In accordance with Emerging Issues Task Force Issue No. 99-12 DETERMINATION OF THE MEASUREMENT DATE FOR THE MARKET PRICE OF ACQUIRER SECURITIES ISSUED IN A PURCHASE BUSINESS COMBINATION, the Company has used $48.80 per share (representing the average of the closing prices of Silicon Laboratories common stock for the three days before and after the merger agreement date of September 25, 2003) to value the initial consideration to be paid to Cygnal shareholders.  The value of any additional consideration to be issued upon achievement of the revenue milestones will be determined based on the then current value of the stock issued, and will be recorded as additional purchase price which will change the amount of the purchase price allocable to goodwill.

3. ACQUISITION OF CYGNAL INTEGRATED PRODUCTS, INC. (CONTINUED)

The acquisition of Cygnal was accounted for as a purchase business combination.  The purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

		Amortization Period
Intangibles:
Core and developed product technology	$9,250	9 years
Internal use software	1,300	4 - 7 years
Non-compete agreements	305	1 - 4 years
Customer relationships	2,100	6 years
Goodwill	38,515
	51,470
Net fair value of tangible assets acquired and liabilities assumed	9,029
Net deferred tax liabilities assumed	(2,245)
Liability for facility exit costs	(643)
In-process research and development	1,600
Total purchase price	$59,211

Since the acquisition was accounted for using the purchase method, the results of operations of Cygnal have been included with those of the Company subsequent to the acquisition date, December 10, 2003.

The following presents the unaudited pro forma combined results of operations of the Company with Cygnal, after giving effect to certain pro forma adjustments (amortization of acquired intangibles and deferred stock compensation, accrued retention bonuses, and income tax benefit), as if Cygnal had been acquired as of the beginning of the respective fiscal years.  The unaudited pro forma financial information for the fiscal year ended January 3, 2004 gives effect to the merger as if it had occurred at the beginning of the period presented, and combines the audited historical statements of operations of the Company for the fiscal year ended January 3, 2004 and the unaudited historical statement of operations of Cygnal for the year ended December 31, 2003.  The unaudited pro forma financial information for the fiscal year ended December 28, 2002 gives effect to the merger as if it had occurred at the beginning of the period presented, and combines the audited historical statements of operations of the Company for the fiscal year ended December 28, 2002 and the audited historical statement of operations of Cygnal for the year ended December 31, 2002 (in thousands, except per share data):

	Fiscal Year Ended January 3, 2004	Fiscal Year Ended December 28, 2002
Revenues	$331,997	$187,214
Net Income	39,098	14,483
Diluted net income per share	$0.73	$0.28

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger and the acquisition had been consummated as of the dates indicated, nor is it necessarily indicative of future operating results or financial position.

Approximately $1.6 million of the Cygnal purchase price was allocated to in-process research and development based upon an independent third-party appraisal and expensed upon the closing of the transaction.  The pro forma results do not include the impact of this write-off as it does not have a continuing impact on the operations of the Company.  Further, the unaudited pro forma combined financial information does not include the realization of potential cost savings from operating efficiencies, synergies or other restructurings that may result from the merger.

None of the goodwill is deductible for tax purposes.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following information details the gross carrying amount and accumulated amortization of other intangible assets (in thousands):

		January 3, 2004		December 28, 2002
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core & developed technology	9 years	$9,250	$(56)	$0	$0
Customer relationships	6 years	2,100	(19)	0	0
Internal use software	4-7 years	1,300	(13)	0	0
Patents	4-7 years	2,310	(427)	470	(118)
Non-compete agreements	1-4 years	305	(5)	0	0
		$15,265	$(521)	$470	$(118)

Unamortized intangible assets:
Goodwill		$38,613	$0	$98	$0

During fiscal 2001, the Company performed an assessment of the carrying value of the Company’s long-lived assets recorded in connection with the Company’s acquisitions of Krypton and SNR. This assessment was performed pursuant to Statement of FASB SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company performed this assessment because it became aware of the following factors and circumstances:

•                  The revenue streams associated with those assets had decreased significantly since their acquisition and the Company did not expect to have any significant or identifiable future cash flows related to those assets;

•                  The Company determined that further development or alternative uses of the acquired technologies were remote; and

•                  The Krypton office was closed in August of 2001 and the related workforce had since either ceased to work for the Company or been reassigned to new projects which were unrelated to the projects on which they previously worked.

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

Amortization expense related to other intangible assets for fiscal years 2003, 2002, and 2001 was $0.4 million, $0.1 million and $4.6 million, respectively.  The following table details the estimated aggregate amortization expense for other intangible assets for each of the 5 succeeding fiscal years (in thousands):

For fiscal year 2004	$2,069
For fiscal year 2005	2,063
For fiscal year 2006	2,010
For fiscal year 2007	1,941
For fiscal year 2008	1,799

5. STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company had 51,237,410 shares of common stock outstanding as of January 3, 2004. Of these shares, 473,637 shares were unvested and subject to rights of repurchase that lapse according to a time based vesting schedule.

5. STOCKHOLDERS’ EQUITY (CONTINUED)

As of January 3, 2004, the Company had reserved shares of common stock for future issuance as follows:

Employee Stock Option Plans	13,230,564
Employee Stock Purchase Plan	1,117,863
Contingent consideration (Note 3)	1,290,963
Total shares reserved	15,639,390

The shares issuable under the 2000 Stock Incentive Plan and Employee Stock Purchase Plan automatically increase on the first stock market trading day of each calendar year.  During fiscal 2003, the shares increased as follows:

	Number of shares
	2000 Stock Incentive Plan	Employee Stock Purchase Plan
January 2, 2003	2,445,187	244,519
January 2, 2004	2,561,870	250,000
	5,007,057	494,519

EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company’s board of directors on January 5, 2000.  Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at semi-annual intervals.  As of January 3, 2004, a total of 1,378,306 shares of the Company’s common stock were authorized for issuance under the Purchase Plan.  There were 85,661 and 77,460 shares issued under the Purchase Plan in fiscal 2003 and fiscal 2002, respectively.

STOCK OPTION/STOCK ISSUANCE PLANS

In fiscal 2000, the Company’s board of directors and stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan).  The 2000 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company’s common stock, (ii) the discretionary issuance of common stock directly to employees (direct issuance shares), (iii) the granting of special below-market stock options to executive officers and other highly compensated employees of the Company for which the exercise price can be paid using payroll deductions and (iv) the automatic issuance of stock options to non-employee board members. Upon the Company’s initial public offering, the 2000 Plan incorporated all stock options and direct issuance shares outstanding under the 1997 Stock Option/Stock Issuance Plan (the 1997 Plan). Under the 1997 Plan, employees, members of the Company’s board of directors and independent advisors were granted stock options or were issued direct issuance shares as a direct purchase or as a bonus for services rendered to the Company. In connection with the acquisition of Krypton in fiscal 2000, the Company assumed outstanding options for 90,449 shares of the Company’s common stock.

The 2000 Plan and the 1997 Plan contain similar terms.  The direct issuance shares and the stock options contain vesting provisions ranging from four to eight years. If permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule.  The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant. At January 3, 2004, 20,463,217 shares were authorized for issuance under the 2000 Plan.  No further options or direct issuances may be granted under the 1997 Plan.

5. STOCKHOLDERS’ EQUITY (CONTINUED)

The following table summarizes information about deferred stock compensation and amortization of deferred stock compensation:

	Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001
Stock options or direct issuance shares	40,000	—	160,000
Deferred stock compensation recorded	$1,752,000	—	$3,294,000
Amortization of deferred stock compensation	$4,986,000	$5,173,000	$5,276,000

The deferred stock compensation represents the difference between the exercise price of the options or the purchase price of the direct issuance shares, and the market price on the date of grant.  The deferred stock compensation is amortized over the vesting periods of the related options or shares using the straight-line method.

During fiscal 1999 and 1998, the Company made full recourse loans to employees of $1,267,500 and $147,500, respectively, in connection with the employees’ purchase of shares through exercises of options. These full recourse notes were secured by the shares of stock, were interest bearing at rates ranging from 1.8% to 5.9%, had terms of five years, and were to be repaid upon the sale of the underlying shares of stock. The Company has collected principal payments on these notes for $228,000, $566,000, and $384,000 in fiscal years 2003, 2002 and 2001, respectively. The remaining balance of shareholder notes as of January 3, 2004 is zero. No loans were issued during fiscal 2003, 2002 or 2001.

A summary of the Company’s stock option and direct issuance activity and related information follows:

	Shares Available For Grant	Outstanding Options And Direct Issuances	Exercise Prices	Weighted- Average Exercise Price
Balance at December 30, 2000	850,224	4,081,415	$0.00 – $74.75	$18.26
Additional shares reserved	2,462,349	—	—	—
Granted	(3,110,300)	3,110,300	0.00 – 34.97	16.46
Exercised	—	(370,641)	0.00 – 15.44	1.58
Cancelled	175,599	(175,599)	0.28 – 66.00	21.51
Repurchase and cancellation of unvested shares	13,667	—	0.05 – 2.00	1.76

Balance at December 29, 2001	391,539	6,645,475	0.00 – 74.75	18.26
Additional shares reserved	2,432,003	—	—	—
Granted	(2,136,850)	2,136,850	18.33 – 37.90	24.11
Exercised	0	(237,567)	0.00 – 31.00	6.28
Cancelled	194,224	(194,224)	2.00 – 66.00	26.46
Repurchase and cancellation of unvested shares	50,041	—	1.25 – 5.00	1.90

Balance at December 28, 2002	930,957	8,350,534	0.00 – 74.75	19.91
Additional shares reserved	5,007,057	—	—	—
Granted	(2,090,550)	2,090,550	0.00 – 52.18	35.46
Exercised	0	(1,063,218)	0.00 – 38.50	13.87
Cancelled	387,452	(387,452)	0.00 – 62.50	30.92
Repurchase and cancellation of unvested shares	5,234	—	0.00 – 10.00	4.08

Balance at January 3, 2004	4,240,150	8,990,414	$0.00 – $74.75	$23.77

5. STOCKHOLDERS’ EQUITY (CONTINUED)

In addition, the following table summarizes information about stock options that were outstanding and exercisable at January 3, 2004.

			Outstanding			Exercisable
Range of Exercise Prices			Number of Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00	-	$15.00	1,499,822	5.41	$3.93	1,351,636	$3.04
15.10	-	15.44	1,654,982	7.55	15.21	682,356	15.22
16.00	-	24.04	1,426,923	8.20	20.89	293,755	20.69
24.06	-	26.63	1,353,337	8.60	24.84	54,900	25.52
26.76	-	38.50	2,023,750	8.30	33.56	431,657	31.50
43.81	-	66.00	1,029,600	8.25	49.63	289,307	53.94
74.75	-	74.75	2,000	6.27	74.75	1,500	74.75
$0.00	-	$74.75	8,990,414	7.70	$23.77	3,105,111	$16.74

Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock-based awards to employees under the fair value method of that Statement. The fair value of these stock-based awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001
Employee Stock Option Plans:
Expected stock price volatility	70%	85%	85%
Risk-free interest rate	2.9%	3.9%	4.6%
Expected life (in years)	5.2	4.9	5.1
Dividend yield	—	—	—

Employee Stock Purchase Plan:
Expected stock price volatility	77%	85%	85%
Risk-free interest rate	1.1%	3.2%	3.5%
Expected life (in months)	16	16	14
Dividend yield	—	—	—

The weighted-average grant-date exercise price and fair value for options granted and direct issuance shares during fiscal 2003 is as follows:

	Number of Options/Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value
Exercise price equal to price of stock on date of grant	2,050,550	$36.15	$22.19
Exercise price less than price of stock on date of grant	40,000	$—	$43.81

The weighted-average fair value for purchase rights granted under the Purchase Plan for fiscal 2003 was $13.21.

For purposes of pro forma disclosure, the estimated fair value of the Company’s stock-based awards to employees is amortized to expense over the vesting period of the underlying instruments. The Company’s pro forma information is as follows (in thousands, except per share data):

	Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001
Pro forma net income (loss)	$25,034	$753	$(58,779)
Pro forma basic net income (loss) per share	$0.51	$0.02	$(1.28)
Pro forma diluted net income (loss) per share	$0.49	$0.02	$(1.28)

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock-based awards to employees.

6. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under operating lease agreements that expire at various dates through 2007.  Some of these arrangements contain renewal options, and require the Company to pay taxes, insurance and maintenance costs.

Rent expense under operating leases was $2,528,000, $2,002,000 and $1,724,000 for fiscal 2003, 2002 and 2001, respectively.

The minimum annual future rentals under the terms of these leases at January 3, 2004 are as follows (in thousands):

FISCAL YEAR
2004	$2,558
2005	2,719
2006	2,384
2007	1,451
2008	316
Thereafter	393
Total minimum lease payments	9,821
Minimum Sublease Rental Income	(14)
Total net minimum lease payments	9,807

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

On January 14, 2004, Digcom, Inc., commenced a lawsuit in the United States District Court for the Southern District of California against the Company and other major companies in the GSM/GPRS wireless market, for alleged infringement of Digcom’s U.S. Patent No. 4,567,602, which was issued on January 28, 1986 and expired on June 13, 2003.  Digcom’s complaint asserts that the Company and the other major companies have infringed their ‘602 patent by manufacturing, using and selling products and equipment for operation in GSM/GPRS wireless networks, including the Company’s Aero/Aero+ GSM Transceiver Chipsets as a whole and the Si4200 and Si4201 Chips individually.  The Company does not believe that an injunction can be sought since the alleged patent has expired.  Accordingly, the Company does not expect any impact on the sale of its products as a result of this lawsuit.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is currently investigating Digcom’s allegations, and will respond with appropriate defenses.  Due to the early stage of this litigation, the Company cannot estimate the outcome of this matter or resulting financial impact, if any.

The Company is involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

7. INCOME TAXES

As of January 3, 2004, the Company had federal net operating loss and research and development credit of approximately $25,867,000 and $532,000 respectively, as a result of the Cygnal acquisition.  These carryforwards expire in fiscal years 2019 through 2023.  The Company also had state research and development credit carryforwards of approximately $1,634,000 which do not expire.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event of an “ownership change” of a corporation. Federal net operating loss carryforwards of approximately $26,054,000 and tax credit carryforwards of $532,000 at December 10, 2003 were incurred by Cygnal prior to being acquired by us and will be subject to an annual utilization limit of $3.3 million. The annual limit may result in the expiration of net operating losses and tax credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Upon the acquisition of Cygnal on December 10, 2003, the company recorded a net deferred tax liability of approximately $2,245,000 due to differences between book and tax basis of acquired assets and assumed liabilities. Significant components of the Company’s deferred taxes as of January 3, 2004 and December 28, 2002 are as follows (in thousands):

	January 3, 2004	December 28, 2002
Deferred tax liabilities:
Acquired intangibles	$4,625	$—
Depreciable assets	3,752	1,597
Prepaid expenses	927	486
	9,304	2,083

Deferred tax assets:
Net operating loss carryforward	9,561	—
Research and development tax credit carryforward	2,166	671
Reserves and allowances	1,575	1,164
Deferred income on shipments to distributors	4,008	3,653
Accrued liabilities & other	1,620	808
	18,930	6,296
Less: Valuation allowance	(8,062)	—
	10,868	6,296
Net deferred taxes	$1,564	$4,213

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets related to net operating loss carryforwards acquired in connection with the Cygnal purchase. The subsequent recognition of these acquired deferred tax asset items will reduce goodwill.

7. INCOME TAXES (CONTINUED)

Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	January 3, 2004	December 28, 2002	December 29, 2001
Current:
Federal	$19,255	$13,811	$(1,436)
State	550	396	(215)
Total Current	19,805	14,207	(1,651)
Deferred:
Federal	1,629	(3,517)	(1,031)
State	46	(100)	(121)
Total Deferred	1,675	(3,617)	(1,152)
	$21,480	$10,590	$(2,803)

The Company’s provision (benefit) for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as a result of the following:

	January 3, 2004	December 28, 2002	December 29, 2001
Pre-tax book income (loss) at statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	1.0	1.1	(0.2)
Research and development tax credits	(3.6)	(3.6)	(1.0)
Non-deductible intangible amortization and impairment charges	—	—	27.1
Other	—	1.3	3.3
	32.4%	33.8%	(5.8)%

Employee-based stock awards granted under the 2000 Plan may result in compensation which is includable in the taxable income of the employee and deductible by the Company for federal and state income tax purposes. Such compensation results from increases in the fair market value of the Company’s common stock subsequent to the date of grant and from stock awards granted at prices below market value.  In accordance with APB No. 25, such compensation is not recognized as an expense for financial accounting purposes. Prior to fiscal 2003, the related tax benefits were recorded as an increase to additional paid-in capital. In fiscal 2003, the employee income from stock-based awards that relates to the amortization of deferred stock compensation was recorded as a reduction to the tax provision, with the remaining amount recorded as an increase in additional paid in capital. The impact of not reflecting the deductions in the tax provision (benefit) in prior years is not material.

Substantially all of the Company’s operating income was generated from domestic operations during fiscal 2002 and 2003. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and/or state income taxes has been provided thereon.

The U.S. Internal Revenue Service has selected the Company’s 1999, 2000, and 2001 federal income tax returns for examination. Management believes that the results of the examination will not materially affect the financial position or results of operations of the Company.

8. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company’s contributions to the 401(k) Plan vest over four years at a rate of 25% per year. The Company contributed $424,000, $320,000 and $269,000 to the 401(k) Plan during fiscal 2003, 2002 and 2001, respectively.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

The fourth quarter of fiscal 2003 had fourteen weeks.  All other quarterly periods reported here had thirteen weeks.  Quarterly financial information for fiscal 2003 and 2002 (in thousands of dollars except per share amounts):

	Fiscal 2003				Fiscal 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$109,559	$82,907	$69,086	$63,753	$60,196	$51,786	$41,185	$28,849
Cost of revenues	50,267	38,061	30,267	43,578 *	25,794	22,747	19,304	12,094
Gross profit	59,292	44,846	38,819	20,175	34,402	29,039	21,881	16,755
Operating expenses:
Research and development	14,864	12,267	11,635	9,530	8,364	7,379	8,211	8,047
Selling, general & administrative	12,611	10,688	9,539	9,998	10,249	8,653	8,299	6,676
Write off of in- process research and development	1,600	—	—	—	—	—	—	—
Impairment of goodwill and other intangible assets	—	—	—	—	37	—	—	—
Amortization of deferred stock compensation	1,301	1,196	1,223	1,266	1,267	1,293	1,308	1,305
Operating expenses	30,376	24,151	22,397	20,794	19,917	17,325	17,818	16,028
Operating income (loss)	28,916	20,695	16,422	(619)	14,485	11,714	4,063	727
Other income (expense):
Interest income	435	281	308	344	406	351	367	458
Interest expense	(49)	—	—	—	(168)	(150)	(148)	(151)
Other income (expense)	170	75	(119)	(663)	(352)	(286)	(9)	—
Income (loss) before income taxes	29,472	21,051	16,611	(938)	14,371	11,629	4,273	1,034
Provision for income taxes	8,549	7,119	5,707	105	4,547	3,747	1,618	678

Net income (loss)	$20,923	$13,932	$10,904	$(1,043)	$9,824	$7,882	$2,655	$356

Net income (loss) per share:
Basic	$.42	$.28	$.22	$(.02)	$.20	$.17	$.06	$.01
Diluted	$.39	$.26	$.21	$(.02)	$.19	$.16	$.05	$.01
Weighted-average common shares outstanding:
Basic	49,711	48,939	48,480	48,215	47,956	47,703	47,482	47,129
Diluted	53,969	52,816	51,392	48,215	50,542	50,519	50,901	51,283

* Includes a $15.3 million charge for patent infringement litigation settlement

AS OF A PERCENTAGE OF REVENUES

	Fiscal 2003				Fiscal 2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.9	45.9	43.8	68.4	42.9	43.9	46.9	41.9
Gross profit	54.1	54.1	56.2	31.6	57.1	56.1	53.1	58.1
Operating expenses:
Research and development	13.6	14.8	16.8	14.9	13.9	14.2	19.9	27.9
Selling, general & administrative	11.5	12.9	13.8	15.7	17.0	16.7	20.2	23.1
Write off of in- process research and development	1.5	—	—	—	—	—	—	—
Impairment of goodwill and other intangible assets	—	—	—	—	0.1	—	—	—
Amortization of deferred stock compensation	1.2	1.4	1.8	2.0	2.1	2.5	3.2	4.5
Operating expenses	27.8	29.1	32.4	32.6	33.1	33.4	43.3	55.5
Operating income (loss)	26.3	25.0	23.8	(1.0)	24.0	22.7	9.8	2.6
Other income (expense):
Interest income	0.4	0.3	0.5	0.6	0.7	0.7	0.9	1.5
Interest expense	—	—	—	—	(0.3)	(0.3)	(0.4)	(0.5)
Other income (expense)	0.2	0.1	(0.2)	(1.0)	(0.5)	(0.7)	—	—
Income (loss) before income taxes	26.9	25.4	24.1	(1.4)	23.9	22.4	10.3	3.6
Provision for income taxes	7.8	8.6	8.3	0.2	7.6	7.2	3.9	2.4

Net income (loss)	19.1%	16.8%	15.8%	(1.6)%	16.3%	15.2%	6.4%	1.2%