Form 10-K/A
period 2004-01-03
SILICON LABORATORIES INC
filed 2004-01-28
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Silicon Laboratories Inc. for the fiscal year ended January 3, 2004 is being filed solely for the purpose of correcting a typographical error that appears on page 8 of Item 1 of our Annual Report on Form 10-K filed on January 27, 2004 (the "Original Report").  For the year ended January 3, 2004, sales through independent sales representatives and distributors accounted for 77% of our sales, rather than 27% as reported in our Original Report.  All other information in our Original Report remains unchanged.  References herein to the Form 10-K refer to our Original Report, as amended by this Amendment No. 1.

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

We also utilize independent sales representatives and distributors to generate sales of our products. We have relationships with many independent sales representatives and distributors worldwide whom we have selected based on their understanding of the mixed-signal IC marketplace and their ability to provide effective field sales applications support for our products. For the year ended January 3, 2004, sales through these representatives and distributors accounted for 77% of our sales.

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

3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 2004).

4.1*	Specimen certificate for shares of common stock filed as Exhibit 4.1 to the IPO Registration Statement.

10.1*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

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

10.7*	Silicon Laboratories Inc. 2004 Bonus Plan (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 2004).

21*	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended January 3, 2004).

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on January 28, 2004.

SILICON LABORATORIES INC.

By:	/s/ Daniel A. Artusi
Daniel A. Artusi
CHIEF EXECUTIVE OFFICER AND PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Navdeep S. Sooch	Chairman of the Board	January 28, 2004
Navdeep S. Sooch
Chief Executive Officer,
/s/ Daniel A. Artusi	President and Director	January 28, 2004
Daniel A. Artusi	(principal executive officer)

Vice President and Chief
/s/ John W. McGovern	Financial Officer	January 28, 2004
John W. McGovern	(principal financial and accounting officer)

/s/ David R. Welland	Vice President and Director	January 28, 2004
David R. Welland

/s/ William G. Bock	Director	January 28, 2004
William G. Bock

/s/ H. Berry Cash	Director	January 28, 2004
H. Berry Cash

/s/ Robert Ted Enloe, III	Director	January 28, 2004
Robert Ted Enloe, III

/s/ Laurence G. Walker	Director	January 28, 2004
Laurence G. Walker

/s/ William P. Wood	Director	January 28, 2004
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