Form 10-Q
period 2004-04-03
SILICON LABORATORIES INC
filed 2004-04-26
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

or

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

As of April 20, 2004, 51,592,221 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

PART I.                            FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	APRIL 3, 2004	JANUARY 3, 2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$156,642	$151,359
Short-term investments	47,382	38,954
Accounts receivable, net of allowance for doubtful accounts of $1,288 at April 3, 2004 and $1,079 at January 3, 2004	55,836	47,879
Inventories	28,606	34,064
Deferred income taxes	5,784	5,784
Prepaid expenses and other	8,411	5,600
Total current assets	302,661	283,640
Property, equipment and software, net	33,913	34,376
Goodwill	38,721	38,613
Other intangible assets, net	14,227	14,744
Other assets, net	9,524	6,722
Total assets	$399,046	$378,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,072	$45,488
Accrued expenses	11,140	11,251
Deferred income on shipments to distributors	11,716	11,526
Income taxes payable	14,049	12,663
Total current liabilities	72,977	80,928
Long-term obligations	9,251	9,962
Total liabilities	82,228	90,890

Commitments and contingencies

Stockholders’ equity:
Common stock—$.0001 par value; 250,000 shares authorized; 51,575 and 51,237 shares issued and outstanding at April 3, 2004 and January 3, 2004, respectively	5	5
Additional paid-in capital	265,147	256,792
Deferred stock compensation	(7,914)	(9,257)
Retained earnings	59,580	39,665
Total stockholders’ equity	316,818	287,205
Total liabilities and stockholders’ equity	$399,046	$378,095

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003
Revenues	$113,623	$63,753
Cost of revenues	51,866	43,578
Gross profit	61,757	20,175
Operating expenses:
Research and development	18,142	9,530
Selling, general and administrative	15,204	9,998
Amortization of deferred stock compensation	1,237	1,266
Operating expenses	34,583	20,794
Operating income (loss)	27,174	(619)
Other income (expense):
Interest income	479	344
Interest expense	(50)	—
Other income (expense)	1,815	(663)
Income (loss) before income taxes	29,418	(938)
Provision for income taxes	9,503	105

Net income (loss)	$19,915	$(1,043)
Net income (loss) per share:
Basic	$0.39	$(0.02)
Diluted	$0.36	$(0.02)
Weighted-average common shares outstanding:
Basic	50,992	48,215
Diluted	55,290	48,215

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003
OPERATING ACTIVITIES

Net income (loss)	$19,915	$(1,043)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	4,021	3,097
Gain on disposal of property, equipment and software	(1,824)	—
Amortization of other intangible assets and other assets	860	383
Amortization of deferred stock compensation	1,237	1,266
Equity investment loss	—	663
Income tax benefit from employee stock-based awards	3,230	237
Changes in operating assets and liabilities:
Accounts receivable	(7,956)	4,508
Inventories	5,459	(279)
Prepaid expenses and other	(113)	171
Accounts payable	(10,448)	17,365
Accrued expenses	(111)	357
Deferred income on shipments to distributors	190	(3,970)
Income taxes payable	1,385	(4,085)
Net cash provided by operating activities	15,845	18,670

INVESTING ACTIVITIES

Purchases of short-term investments	(27,723)	(40,996)
Maturities of short-term investments	19,295	33,183
Purchases of property, equipment and software	(3,863)	(1,611)
Purchases of other assets	(3,394)	(1,463)
Acquisition of business	(109)	—
Net cash used in investing activities	(15,794)	(10,887)

FINANCING ACTIVITIES

Proceeds from repayment of stockholder notes	—	51
Net proceeds from exercises of stock options	5,232	522
Net cash provided by financing activities	5,232	573
Increase in cash and cash equivalents	5,283	8,356
Cash and cash equivalents at beginning of period	151,359	73,950
Cash and cash equivalents at end of period	$156,642	$82,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$50	$—
Income taxes paid	$4,946	$3,917

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Receivable for sale of property, equipment and software	$2,120	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

APRIL 3, 2004

1.               SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of January 3, 2004, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 3, 2004, the condensed consolidated results of its operations for the three months ended April 3, 2004 and March 29, 2003 and the condensed consolidated statements of cash flows for the three months ended April 3, 2004 and March 29, 2003.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three months ended April 3, 2004 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States.  Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 3, 2004, included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (SEC) on January 28, 2004.

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Inventories consist of the following (in thousands):

	APRIL 3, 2004	JANUARY 3, 2004
Work in progress	$14,080	$17,702
Finished goods	14,526	16,362
	$28,606	$34,064

OTHER COMPREHENSIVE INCOME (LOSS)

There were no material differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  There has been no material impact to the Company’s financial statements from potential VIEs entered into after January 31, 2003 or from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003
Net income (loss)	$19,915	$(1,043)
Basic:
Weighted-average shares of common stock outstanding	51,430	48,986
Weighted-average shares of common stock subject to repurchase	(438)	(771)
Shares used in computing basic net income (loss) per share	50,992	48,215

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	368	—
Stock options	3,930	—
Shares used in computing diluted net income (loss) per share	55,290	48,215

Basic net income (loss) per share	$0.39	$(0.02)
Diluted net income (loss) per share	$0.36	$(0.02)

Approximately 331,000 and 1,955,000 weighted-average dilutive potential shares have been excluded for the three months ended April 3, 2004 and March 29, 2003, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.  Further, diluted shares used in calculating net loss per share for the three months ended March 29, 2003 exclude 2,705,000 shares due to the Company’s net loss for the period.

2.               SEGMENT REPORTING

The Company has one operating segment, mixed-signal analog intensive integrated circuits (ICs), consisting of numerous product lines.  The Company’s chief operating decision maker is considered to be the Chief Executive Officer and President.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.               STOCK-BASED COMPENSATION

The following table illustrates the effect on net income (loss) and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (in thousands, except per share data):

	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003
Net income (loss) - as reported	$19,915	$(1,043)
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	854	1,266
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(6,204)	(7,126)
Pro forma net income (loss)	$14,565	$(6,903)

Earnings per share
Basic - as reported	$0.39	$(0.02)
Basic - pro forma	$0.29	$(0.14)

Diluted - as reported	$0.36	$(0.02)
Diluted - pro forma	$0.27	$(0.14)

4.               COMMITMENTS AND CONTINGENCIES

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock which became effective on March 23, 2000.  On April 19, 2002, a Consolidated Amended Complaint, which is now the operative complaint, was filed in the same court.  The complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  On July 15, 2002, the Company moved to dismiss all claims against the Company and the individual defendants.  A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  It is anticipated that any potential financial obligation of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance.  Therefore, the Company does not expect that the settlement will involve any payment by the Company.  The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court.  The Company cannot be certain as to whether or when a settlement will occur or be finalized and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

On January 14, 2004, Digcom, Inc., commenced a lawsuit in the United States District Court for the Southern District of California against the Company and other major companies in the Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) wireless market, for alleged infringement of Digcom’s U.S. Patent No. 4,567,602.  On April 8, 2004, the Company settled this complaint for a de minimis amount.  As part of the settlement, all claims against the Company were dismissed with prejudice, all damages released and the Company received a license and a covenant not to sue under the asserted patent.

The Company is involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

5.               ACQUISITION OF CYGNAL INTEGRATED PRODUCTS, INC.

Silicon Laboratories is obligated to potentially issue up to an additional 1,290,963 shares of common stock to shareholders of Cygnal Integrated Products (Cygnal) based on the achievement of certain revenue milestones during the twelve-month earn out period commencing on April 4, 2004 and ending on April 2, 2005.  The additional shares will become issuable as follows: (1) up to 297,915 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $10.0 million up to $15.0 million; plus (2) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $15.0 million up to $20.0 million; plus (3) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $20.0 million up to $24.0 million.  Distributions of additional shares may occur at either or both an interim date occurring six months after the beginning of the earn out period and/or upon completion of the earn out period.  The number of additional shares issuable at the interim date would be equal to 40% of the shares that would be issuable at the end of the earn out period assuming, for purposes of this calculation, that the revenues for the full earn out period (i.e., the full twelve-month period) were equal to twice the revenues through the six-month interim measurement period.  At this time we are unable to estimate the ultimate number of shares to be issued upon satisfaction of this contingency, thus no amounts have been recorded in the accompanying financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” UNDER ITEM 1 FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL YEAR 2004 WILL HAVE 52 WEEKS.  OUR FIRST QUARTER OF FISCAL YEAR 2004 ENDED APRIL 3, 2004.  OUR FIRST QUARTER OF FISCAL YEAR 2003 ENDED MARCH 29, 2003.  ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), satellite radios and optical network equipment.  With our recent acquisition of Cygnal Integrated Products, Inc. (Cygnal) we offer a family of 8-bit microcontrollers (MCUs) for use in a broad array of applications such as industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment.  Our major customers have included Agere Systems, Broadcom, Conexant/PC-TEL, Echostar, Hughes Network Systems, Intel, LGE, Sagem, Samsung, Sendo, Smart Link, Texas Instruments and Thomson.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 509 at April 3, 2004, from 486 at the end of fiscal 2003 and 364 employees at the end of fiscal 2002.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-parties in Asia to assemble, package, and, in the majority of cases, test these die and ship these units to our customers.  We plan to increase the amount of testing performed by such third parties, which we anticipate will facilitate faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.  We have implemented supply chain management software which we believe will improve our ability to scale our operations, reduce our inventory requirements and improve the quality of our shipment scheduling commitments with our customers through improved efficiency.

Our product set has expanded to a broad portfolio targeting the mobile handset and broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed signal ICs enables us to develop highly differentiated solutions that address multiple markets.  For example, our silicon direct access arrangement (DAA) product family is optimized for the personal computer (PC) modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero™ GSM/GPRS transceiver family is being shipped in mobile handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  In February 2004, we introduced a power amplifier product for GSM/GPRS mobile handsets that is in the sampling stage to wireless customers.  Through our recently acquired MCU business and our internal development efforts, we further diversified our product portfolio.  We plan to continue to diversify our product portfolio by introducing products that increase the content we provide for existing applications and by introducing ICs for markets we do not currently address, thereby expanding our total available market opportunity.

During the three months ended April 3, 2004, one customer, Samsung, represented 19% of our revenues.  No other customer accounted for more than 10% of our revenues during the three months ended April 3, 2004.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  One of our distributors, Edom Technology, selling products to customers in Asia, represented 16% of our revenues during the three months ended April 3, 2004.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended April 3, 2004.

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

The sales cycle for the test and evaluation of our ICs can range from one month to 12 months or more.  An additional three to six months or more are usually required before a customer ships a significant volume of devices that incorporate our ICs.  Due to this lengthy sales cycle, we typically experience a significant delay between incurring expenses for research and development and selling, general and administrative efforts, and the generation of corresponding sales.  Consequently, if sales in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters would be adversely affected.  Moreover, the amount of time between initial research and development and commercialization of a product, if ever, can be substantially longer than the sales cycle for the product.  Accordingly, if we incur substantial research and development costs without developing a commercially successful product, our operating results, as well as our growth prospects, could be adversely affected.

Because many of our ICs are designed for use in consumer products such as personal computers (PCs) and mobile handsets, we expect that the demand for our products will be subject to seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand.  However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

We now group our products into two categories, mobile handset products or broad-based mixed-signal products.   Mobile handset products include the Aero Transceivers and, to the extent incorporated into handsets, the RF Synthesizers. Broad-based mixed-signal products include our silicon DAA, ISOmodem, ProSLIC, satellite tuner, DSL analog front end, clock chips, optical transceivers and clock & data recovery ICs (CDRs), general purpose RF Synthesizers for non-handset applications, as well as the microcontroller products.  Comparison of prior period financial results have been revised to reflect this change in product grouping.

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

COST OF REVENUES.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software, other intellectual property license costs, and certain acquired intangible assets; an allocated portion of our occupancy costs; allocable depreciation of testing equipment and leasehold improvements; impairment charges related to certain manufacturing equipment held for sale or abandoned; and, for prior periods, a portion of the settlement costs associated with a patent infringement lawsuit.  Generally, we depreciate equipment over four years on a straight line basis and leasehold improvements over the shorter of the estimated useful life or the applicable lease term.  Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations.  Generally, as production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and test operations achieve greater economies of scale for that product.  Additionally, the cost of wafer procurement and assembly and test services, which are significant components of cost of goods sold, vary cyclically with overall demand for semiconductors and our suppliers’ available capacity of such products and services.

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

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for the periods indicated:

	THREE MONTHS ENDED
	APRIL 3, 2004	MARCH 29, 2003

Revenues	100.0%	100.0%
Cost of revenues	45.6	68.4
Gross profit	54.4	31.6

Operating expenses:
Research and development	16.0	14.9
Selling, general and administrative	13.4	15.7
Amortization of deferred stock compensation	1.1	2.0
Operating expenses	30.5	32.6

Operating income (loss)	23.9	(1.0)

Other income (expense):
Interest income	0.4	0.6
Interest expense	0.0	—
Other income (expense), net	1.6	(1.0)
Income (loss) before income taxes	25.9	(1.4)
Provision for income taxes	8.4	0.2
Net income (loss)	17.5%	(1.6)%

COMPARISON OF THE THREE MONTHS ENDED APRIL 3, 2004 TO THE THREE MONTHS ENDED MARCH 29, 2003.

REVENUES.  Revenues for the three months ended April 3, 2004 were $113.6 million, an increase of $49.8 million, or 78.2%, from revenues of $63.8 million in the three months ended March 29, 2003.  The increase was primarily attributable to significant growth in the volume of sales for our Aero Transceiver used in GSM mobile handsets and ISOmodem products used in satellite set top boxes, primarily reflecting gains in market share and an increase in the overall market size.  We also continued to see significant growth in the sales of our DAA products, primarily reflecting an increase in the overall market demand for these products and strength in mobile notebook computer modems. Revenues from our recently acquired MCU business were $3.3 million during the three months ended April 3, 2004.  Because the Cygnal acquisition closed in December 2003, there were no MCU revenues during the three months ended March 29, 2003.  During the three months ended April 3, 2004, we experienced normal decreases in the average selling prices for certain products.  However, these price decreases were more than offset by the significant increases in sales volumes for our products and the introduction of higher priced next generation products and product extensions.  As a product becomes more mature, we expect to experience additional decreases in average selling prices in the future.  Our revenue will be dependent on our ability to increase sales volumes and introduce higher priced next generation products and product extensions.

GROSS PROFIT.  Gross profit for the three months ended April 3, 2004 was $61.8 million, or 54.4% of revenues, an increase of $41.6 million, as compared with gross profit of $20.2 million, or 31.6% of revenues, in the three months ended March 29, 2003.  The increase in gross profit dollars and percentage was primarily due to the substantial increase in sales volume and absence of any one-time charges such as the $15.3 million charge associated with a patent litigation settlement recorded during the first fiscal quarter of 2003.  We expect to experience continued declines in the average selling prices of our mobile handset products and certain of our broad-based mixed-signal products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to introduce higher margin new products and continue to gain market share with our broad-based mixed-signal ICs.

RESEARCH AND DEVELOPMENT.  Research and development expense for the three months ended April 3, 2004 was $18.1 million, or 16.0% of revenues, which reflected an increase of $8.6 million, or 90.4%, as compared with research and development expense of $9.5 million, or 14.9% of revenues, for the three months ended March 29, 2003.  The increase in the dollar amount and percentage of research and development expense was principally due to increased staffing, including personnel related to our acquisition of Cygnal, and associated costs to pursue new product development opportunities, and to continue to develop new testing methodologies for newly introduced and existing products.  We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales volume and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense for the three months ended April 3, 2004 was $15.2 million, or 13.4% of revenues, which reflected an increase of $5.2 million, or 52.1%, as compared to selling, general and administrative expense of $10.0 million, or 15.7% of revenues, in the three months ended March 29, 2003.  The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing and associated costs, particularly associated with our acquisition of Cygnal and promotion of the associated MCU business.  The increase is also attributable to increased marketing expenses and sales commissions associated with our higher revenues.  This increase was partially offset by lower patent litigation-related legal costs following a settlement in the prior year. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential significant variability in our future sales volumes; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) fluctuating legal costs related to litigation and intellectual property matters.

AMORTIZATION OF DEFERRED STOCK COMPENSATION.  We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or issuances, which resulted in amortization expense of $1.2 million for the three month period ended April 3, 2004 and $1.3 million for the three month period ended March 29, 2003.

INTEREST INCOME.  Interest income for the three months ended April 3, 2004 was $0.5 million as compared to $0.3 million for the three months ended March 29, 2003.  This increase was primarily due to a greater amount of cash and short-term investments balances during the three months ended April 3, 2004.

INTEREST EXPENSE.  Interest expense for the three months ended April 3, 2004 was $50,000, as compared to zero for the three months ended March 29, 2003.  The increase in interest expense during the most recent three month period was due to accrued interest associated with long-term license agreements for CAD software.

OTHER INCOME (EXPENSE), NET.  Other income (expense) for the three months ended April 3, 2004 was $1.8 million as compared to $(0.7) million for the three months ended March 29, 2003.  The increase in other income was due to a gain on the sale of test equipment during the most recent three month period.

PROVISION FOR INCOME TAXES.  We recorded an income tax provision of $9.5 million for the three months ended April 3, 2004 and $0.1 million for the three months ended March 29, 2003, which resulted in effective rates of approximately 32.3% and (11.2)% for the respective periods.  The tax provision rates differ from the federal statutory rate of 35% due to the impact of research and development tax credits, state taxes, tax-advantaged interest income and other permanent items.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of April 3, 2004 consisted of $204.0 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of obligations of municipalities that have initial maturities of less than one year.

At April 3, 2004, a letter of credit for $0.4 million related to a building lease was outstanding under a letter of credit agreement with our bank.

Net cash provided by operating activities was $15.8 million during the three months ended April 3, 2004, compared to net cash provided of $18.7 million during the three months ended March 29, 2003.  The decrease was principally due to additional working capital needs to support the higher sales levels during the most recent three-month period.  Operating cash flows during the three months ended April 3, 2004 reflect our net income of $19.9 million, as adjusted for non-cash adjustments (depreciation, amortization, gain on disposal of property, equipment and software, and tax benefits associated with the exercise of stock options) of $7.5 million, and a net decrease in the components of our working capital of $11.6 million.

Net cash used in investing activities was $15.8 million during the three months ended April 3, 2004, compared to net cash used of $10.9 million during the three months ended March 29, 2003.  The increase was principally due to an increase in net purchases of short-term investments of $8.4 million and an increase of $7.4 million in purchases of fixed assets and other assets.

We anticipate capital expenditures of approximately $25.0 million for fiscal 2004.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $5.2 million during the three months ended April 3, 2004, compared to net cash provided of $0.6 million during the three months ended March 29, 2003.  The increase in cash flows from financing activities during the three months ended April 3, 2004 was principally due to proceeds from the exercise of employee stock options.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities.  We believe our existing cash and investment balances are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.  We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

Inventory Valuation - We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales history, backlog and forecasts, product marketing plans and product life cycles.  To address the difficult, subjective and complex area of judgment in determining appropriate inventory valuation in a consistent manner, we apply a set of methods, assumptions and estimates to arrive at the net inventory amount by completing the following: First, we identify any inventory that has been previously written down in prior periods.  This inventory remains written down until sold, destroyed or otherwise disposed of.  Second, we write down the inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards as identified by our quality assurance personnel.  Third, the remaining inventory not otherwise identified to be written down is compared to an assessment of product history and forecasted demand, typically over the last six months and next six months, or actual firm backlog on hand.  However, microcontroller product history and forecasted demand is typically measured over the last twelve months and next twelve months, respectively, due to the breadth of customers and markets served and longer product life cycles.  Finally, the result of this methodology is compared against the product life cycle and competitive situations in the marketplace driving the outlook for the consumption of the inventory and the appropriateness of the resulting inventory levels.  Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project.  In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

Impairment of goodwill and other long-lived assets – We review long-lived assets which are held and used, including fixed assets and purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and record an impairment charge if necessary.  Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast.  Occasionally, we may hold certain assets for sale.  In those cases, the assets are reclassified on our balance sheet from long-term to current, and the carrying value of such assets are reviewed and adjusted each period thereafter to the fair value less expected cost to sell.

We also review the carrying values of goodwill annually for possible impairment. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. The second step of the analysis compares the implied fair value of our goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, we recognize an impairment loss equal to that excess amount. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

Income Taxes – We are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We then assess the likelihood that the deferred tax assets will be recovered from future taxable income (loss) and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.  Further, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended period of time to resolve and could result in additional assessments of income tax.  We believe adequate provisions for income taxes have been made for all periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  There has been no material impact to our financial statements from potential VIEs entered into after January 31, 2003 or from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

All of our investments are entered into for other than trading purposes.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments.  Based on our investment holdings as of April 3, 2004, an immediate 1 percentage point decline in the yield for such instruments would decrease our annual interest income by $2.0 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH AND MAY EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

Although we have experienced revenue growth in our twelve most recent quarterly periods, we may not be able to sustain this growth.  We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate.  It is likely that in some future period our revenues or operating results will be below the expectations of public market analysts or investors.  If this occurs, our stock price may drop, perhaps significantly.

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

We do not have our own wafer fab manufacturing facilities.  Therefore, we rely principally on one third-party vendor, Taiwan Semiconductor Manufacturing Co. (TSMC), to manufacture the ICs we design.  We also currently rely principally on two offshore third-party assembly subcontractors, Advanced Semiconductor Engineering (ASE) and Amkor Technology, to assemble and package the silicon chips provided by the wafers for use in final products.  Additionally, we rely on these offshore subcontractors for a substantial portion of the testing requirements of our products prior to shipping.  Although we also maintain testing facilities in Austin, Texas, we have increasingly utilized offshore third-party test subcontractors, typically in Asia, where the parts are assembled and where the products are more frequently delivered to our customers.  We expect utilization of offshore third-party test subcontractors to continue in the future.

The cyclical nature of the semiconductor industry drives wide fluctuations in available capacity at third-party vendors.  We believe that the industry is now in a period of high demand which is creating an environment of capacity shortages.  On occasion, we have been unable to adequately respond to unexpected increases in customer demand due to capacity constraints and, therefore, were unable to benefit from this incremental demand.  We may be unable to obtain adequate foundry or assembly capacity from our third-party foundry and assembly subcontractors to meet our customers' delivery requirements even if we adequately forecast customer demand.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the first three months of 2004, our ten largest customers accounted for 54% of our revenues.  We had one customer, Samsung, which represented 19% of our revenues.  No other single customer accounted for more than 10% of our revenues during the first three months of 2004.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the fiscal quarter ended April 3, 2004 was $18.1 million, or 16.0% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard.  We believe this market is now in the early stages of adopting a new standard called Enhanced Data Rates for Global Evolution (EDGE) that will allow for enhanced data generation and transmission using mobile handsets.  Forecasters expect this market to have early stage shipments in the latter half of 2004, with accelerating adoption in 2005.  We are currently working on extending our Aero family to meet this new and emerging standard.  We cannot be certain that our development efforts will be successful.  Even if our development efforts are successful, we cannot be certain that this standard will not change and thereby make our products unsuitable or impractical.  As an additional example, our MCU products are based on an 8-bit processor architecture. Should customers decide they need a higher performance 16-bit processor, then our products would be unsuitable and we would not realize sales from that opportunity.

WE ARE SUBJECT TO RISKS RELATING TO PRODUCT CONCENTRATION AND LACK OF REVENUE DIVERSIFICATION

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term.  Continued market acceptance of these products, is therefore, critical to our future success.  In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents.  If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.  Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

•                  a decline in demand for any of our more significant products, including our Aero Transceiver, DAA, ISOmodem or ProSLIC;

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

We are particularly dependent on sales of our mobile handset products, which constituted 50% of our total revenues in fiscal 2003 and 54% of our total revenues during the first three months of fiscal 2004.  In particular, one mobile handset product, our Aero Transceiver, represented approximately 40% of our total revenues in fiscal 2003 and 49% of our total revenues during the first three months of fiscal 2004.  If the market for the Aero Transceiver or the market for GSM mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 364 employees at the end of fiscal 2002 to 509 employees at April 3, 2004.  In December 2003, we added 60 employees with the acquisition of Cygnal.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and comply with regulatory guidelines.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, our business could be materially and adversely affected.

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

•                  high levels of distributor inventory subject to price protection and rights of return to us;

•                  political and economic instability;

•                  greater difficulty in hiring qualified technical sales and applications engineers; and

•                  the need to have business and operations systems that can meet the need of our international business and structure.

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

New product developments are increasingly being designed in even more complex processes.  For example, our planned Aero II is being designed in a .13 micron CMOS process, which adds cost, complexity and elements of experimentation and development, particularly in the area of advanced mixed-signal design.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 19% of our revenues during the first three months of 2004.  North Korea’s recent decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings have created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

FAILURE TO MANAGE OUR DISTRIBUTION CHANNEL RELATIONSHIPS COULD IMPEDE OUR FUTURE GROWTH

The future growth of our business will depend in part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships.  As we execute our indirect sales strategy, we will need to manage the potential conflicts that may arise with our direct sales efforts.  For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor.  The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth.  In addition, relationships with our distributors often involve the use of price protection and inventory return rights.  This often requires a significant amount of sales management’s time and system resources to manage properly.

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

In certain products such as the DAA, some of our customers (including Agere Systems, Conexant and Smart Link) offer their own competitive products.  These customers may find it advantageous to support their own offerings in the marketplace in lieu of promoting our products.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties.  The exploratory nature of these inquiries has become relatively common in the semiconductor industry.  We typically respond when appropriate and as advised by legal counsel.  We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future.  For example, in April 2003, we paid $17 million to settle patent infringement claims brought against us by TDK Semiconductor Corporation.  In February 2004, we filed a lawsuit against a former employee and Axiom Microdevices alleging theft of trade secrets.  In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers.  Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights.  Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us.  Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention.  Most intellectual property litigation also could force us to take specific actions, including:

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

We believe that our existing cash, cash equivalents and investments will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months.  However, it is possible that we may need to raise additional funds to finance our activities or to facilitate acquisitions of other businesses, products, intellectual property or technologies.  We believe we could raise these funds, if needed, by selling equity or debt securities to the public or to selected investors.  In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons.  However, we may not be able to obtain additional funds on favorable terms, or at all.  If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.

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

•                  the loss of one or more key customers;

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

RISKS RELATED TO OUR INDUSTRY

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY, WHICH HAS BEEN SUBJECT TO SIGNIFICANT FLUCTUATIONS

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

The cyclical nature of the semiconductor industry drives wide fluctuations in available capacity at third-party vendors.  We believe that the industry is now in a period of high demand which is creating an environment of capacity shortages.  On occasion, we have been unable to adequately respond to unexpected increases in customer demand due to industry-wide capacity constraints and, therefore, were unable to benefit from this incremental demand.  We may be unable to obtain adequate foundry or assembly capacity from our third-party foundry and assembly subcontractors to meet our customers’ delivery requirements even if we adequately forecast customer demand.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant fluctuations, often connected with, or in anticipation of, maturing product cycles and new product introductions of both semiconductor companies’ and their customers’ products and fluctuations in general economic conditions.  Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.  For example, in fiscal 2001, the semiconductor industry suffered a downturn due to reductions in the actual unit sales of personal computers and wireless phones as compared to previous robust forecasts.  This downturn resulted in a material adverse effect on our business and operating results in fiscal 2001.

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

In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.  For example, in May 2003, Conexant acquired PC-Tel’s modem business.  In the future, Conexant may seek to supplant our silicon DAA products that have historically been incorporated in PC-Tel’s products with Conexant’s own competing DAA product.  In October 2003, Motorola announced it would separate its semiconductor operations into Freescale Semiconductor, a publicly traded company focused on communications and integrated electronic systems.  As an additional example, in February 2004, Conexant and GlobespanVirata merged to form a company focused on communication semiconductors.  This combined entity will focus on all broadband applications and may compete with our DAA, ISOmodem and asymmetric digital subscriber line (ADSL) product lines.

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

Products for communications applications are based on industry standards that are continually evolving.  For example, GSM mobile handsets now commonly use the GPRS specification for enabling data communications.  Certain suppliers are now offering mobile handsets utilizing the EDGE protocol to support higher data communication rates on GSM networks.  Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards.  The emergence of new industry standards could render our products incompatible with products developed by other suppliers.  As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards.  If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins.  We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance.  Our pursuit of necessary technological advances may require substantial time and expense.

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

ITEM 4.  CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 3, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There were no significant changes in our internal controls or other factors that could significantly affect our internal controls over financial reporting during the fiscal quarter ended April 3, 2004.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Patent Infringement Litigation

On January 14, 2004, Digcom, Inc., commenced a lawsuit in the United States District Court for the Southern District of California against us and other major companies in the GSM/GPRS wireless market for alleged infringement of Digcom’s U.S. Patent No. 4,567,602.  On April 8, 2004, we settled this complaint for a de minimis amount.  As part of the settlement, all claims against us were dismissed with prejudice, all damages released, and we received a license and a covenant not to sue under the asserted patent.

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock which became effective on March 23, 2000.  On April 19, 2002, a Consolidated Amended Complaint, which is now the operative complaint, was filed in the same court.  The complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  On July 15, 2002, we moved to dismiss all claims against us and the individual defendants.  A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  We have approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement contemplated by the MOU provides for a release of us and the individual defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters.  It is anticipated that any potential financial obligation of us to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance.  Therefore, we do not expect that the settlement will involve any payment by us.  The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court.  We cannot be certain as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Trade Secret Litigation

On February 17, 2004, we served a lawsuit against a former employee, Dr. Ali Niknejad, and Axiom Microdevices Inc., a California corporation, alleging theft of trade secrets by the individual and Axiom.  The lawsuit also alleges that Dr. Niknejad breached his ethical, contractual and fiduciary obligations to us by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with Dr. Niknejad's contractual obligations to us.  In the lawsuit, currently pending in Federal District Court in Austin Texas, we have requested temporary and permanent injunctions against misuse or disclosure of our confidential information and against marketing, selling or distributing CMOS PAs that use our confidential information.  At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

We are involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on the consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 10, 2004, we sold 10,000 shares of our common stock to the Austin Entrepreneurs Foundation, a charitable organization, for an aggregate purchase price of $160,000 pursuant to the exercise of a stock option granted by us on November 23, 1999.  The sale of such shares was not registered and was effected pursuant to an exemption under the Securities Act of 1933, as amended.

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.  A total of 3,680,000 shares of common stock were registered.  We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate.  The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc.  The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share.  The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million.  We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000.  Another $4.3 million was used to pay off equipment loans provided by Imperial Bank.  We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000.  In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions.  In December 2003, we paid $0.9 million in direct acquisition costs for professional and legal fees related to the acquisition of Cygnal.  As of April 3, 2004, the remaining proceeds were invested in short-term, investment-grade, interest bearing instruments.

The following table summarizes repurchases of our stock in the three months ended April 3, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

1/4/04 – 1/31/04	2,500	$0.0001	N/A	N/A

2/1/04 – 2/28/04	—	N/A	N/A	N/A

2/29/04 – 4/3/04	—	N/A	N/A	N/A

Total	2,500	$0.0001	N/A	N/A

The 2,500 shares were purchased from an employee upon termination of service pursuant to the terms of a stock issuance agreement which permits us to elect to purchase such shares at the original issuance price.

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

Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the “IPO Registration Statement”)).

3.2	*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the indicated filing.

(b)         During the fiscal quarter ended April 3, 2004, we filed the following Current Reports on Form 8-K:

We filed a Form 8-K on January 27, 2004 (Items 7 and 12) providing the press release describing our results of operations for the fiscal quarter and year ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC. (Registrant)

April 26, 2004	/s/ DANIEL A. ARTUSI
Date	Daniel A. Artusi CHIEF EXECUTIVE OFFICER AND PRESIDENT (PRINCIPAL EXECUTIVE OFFICER)

April 26, 2004	/s/ JOHN W. MCGOVERN
Date	John W. McGovern VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)