Form 10-Q
period 2004-07-03
SILICON LABORATORIES INC
filed 2004-07-26
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

or

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

☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 20, 2004, 51,805,700 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	JULY 3, 2004	JANUARY 3, 2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$173,248	$151,359
Short-term investments	50,238	38,954
Accounts receivable, net of allowance for doubtful accounts of $1,286 at July 3, 2004 and $1,079 at January 3, 2004	67,749	47,879
Inventories	34,655	34,064
Deferred income taxes	5,784	5,784
Prepaid expenses and other	6,421	5,600
Total current assets	338,095	283,640
Property, equipment and software, net	34,267	34,376
Goodwill	38,721	38,613
Other intangible assets, net	13,710	14,744
Other assets, net	10,275	6,722
Total assets	$435,068	$378,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,121	$45,488
Accrued expenses	12,646	11,251
Deferred income on shipments to distributors	14,582	11,526
Income taxes payable	10,908	12,663
Total current liabilities	80,257	80,928
Long-term obligations	8,446	9,962
Total liabilities	88,703	90,890

Commitments and contingencies

Stockholders’ equity:
Common stock—$.0001 par value; 250,000 shares authorized; 51,795 and 51,237 shares issued and outstanding at July 3, 2004 and January 3, 2004, respectively	5	5
Additional paid-in capital	270,600	256,792
Deferred stock compensation	(6,627)	(9,257)
Retained earnings	82,387	39,665
Total stockholders’ equity	346,365	287,205
Total liabilities and stockholders’ equity	$435,068	$378,095

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003
Revenues	$126,130	$69,086	$239,753	$132,839
Cost of revenues	57,544	30,267	109,410	73,845
Gross profit	68,586	38,819	130,343	58,994
Operating expenses:
Research and development	17,867	11,635	36,009	21,165
Selling, general and administrative	16,650	9,539	31,854	19,537
Amortization of deferred stock compensation	1,163	1,223	2,400	2,489
Operating expenses	35,680	22,397	70,263	43,191
Operating income	32,906	16,422	60,080	15,803
Other income (expense):
Interest income	591	308	1,070	653
Interest expense	(115)	—	(165)	—
Other income (expense), net	193	(119)	2,008	(783)
Income before income taxes	33,575	16,611	62,993	15,673
Provision for income taxes	10,769	5,707	20,272	5,812

Net income	$22,806	$10,904	$42,721	$9,861

Net income per share:
Basic	$0.44	$0.22	$0.84	$0.20
Diluted	$0.41	$0.21	$0.77	$0.19
Weighted-average common shares outstanding:
Basic	51,328	48,480	51,161	48,291
Diluted	55,294	51,392	55,293	51,173

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

 SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	SIX MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003
OPERATING ACTIVITIES
Net income	$42,721	$9,861
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	7,839	7,137
Gain on disposal of property, equipment and software	(2,008)	—
Amortization of other intangible assets and other assets	1,819	1,261
Amortization of deferred stock compensation	2,400	2,489
Accrued interest	164	—
Equity investment loss	—	663
Income tax benefit from employee stock-based awards	4,852	1,039
Changes in operating assets and liabilities:
Accounts receivable	(19,870)	(4,766)
Inventories	(591)	(256)
Prepaid expenses and other	614	(709)
Other assets	(437)	(11)
Accounts payable	(2,517)	8,179
Accrued expenses	1,395	(767)
Deferred income on shipments to distributors	3,056	(4,246)
Income taxes payable	(1,755)	711
Net cash provided by operating activities	37,682	20,585

INVESTING ACTIVITIES
Purchases of short-term investments	(52,910)	(46,330)
Maturities of short-term investments	41,626	34,757
Purchases of property, equipment and software	(10,192)	(3,982)
Purchases of other assets	(3,395)	(5,077)
Acquisition of business	(109)	—
Net cash used in investing activities	(24,980)	(20,632)

FINANCING ACTIVITIES
Proceeds from repayment of stockholder notes	—	197
Proceeds from Employee Stock Purchase Plan	1,287	745
Net proceeds from exercises of stock options	7,900	3,480
Net cash provided by financing activities	9,187	4,422
Increase in cash and cash equivalents	21,889	4,375
Cash and cash equivalents at beginning of period	151,359	73,950
Cash and cash equivalents at end of period	$173,248	$78,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$141	$—
Income taxes paid	$17,356	$3,991

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Accrued software licenses and maintenance	$2,060	$—
Receivable for sale of property, equipment and software	$611	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JULY 3, 2004

1.             SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of January 3, 2004, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 3, 2004, the condensed consolidated results of its operations for the three and six months ended July 3, 2004 and June 28, 2003 and the condensed consolidated statements of cash flows for the six months ended July 3, 2004 and June 28, 2003.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three and six months ended July 3, 2004 are not necessarily indicative of the results to be expected for the full year.

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

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Inventories consist of the following (in thousands):

	JULY 3, 2004	JANUARY 3, 2004
Work in progress	$28,635	$17,702
Finished goods	6,020	16,362
	$34,655	$34,064

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

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003
Net income	$22,806	$10,904	$42,721	$9,861
Basic:
Weighted-average shares of common stock outstanding	51,706	49,154	51,569	49,070
Weighted-average shares of common stock subject to repurchase	(378)	(674)	(408)	(779)
Shares used in computing basic net income per share	51,328	48,480	51,161	48,291

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	313	530	341	627
Stock options	3,653	2,382	3,791	2,255
Shares used in computing diluted net income per share	55,294	51,392	55,293	51,173

Basic net income per share	$0.44	$0.22	$0.84	$0.20
Diluted net income per share	$0.41	$0.21	$0.77	$0.19

Approximately 705,000, 1,765,000, 470,000 and 1,922,000 weighted-average dilutive potential shares have been excluded for the three months ended July 3, 2004 and June 28, 2003, and for the six months ended July 3, 2004 and June 28, 2003, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.  The Company has issued 558,000 net shares of common stock during the six months ended July 3, 2004.

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

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.             STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003
Net income - as reported	$22,806	$10,904	$42,721	$9,861
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	682	1,223	1,536	2,489

The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(6,850)	(7,204)	(13,054)	(14,330)
Pro forma net income (loss)	$16,638	$4,923	$31,203	$(1,980)

Earnings per share:
Basic - as reported	$0.44	$0.22	$0.84	$0.20
Basic - pro forma	$0.32	$0.10	$0.61	$(0.04)

Diluted - as reported	$0.41	$0.21	$0.77	$0.19
Diluted - pro forma	$0.31	$0.10	$0.57	$(0.04)

4.             COMMITMENTS AND CONTINGENCIES

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock which became effective on March 23, 2000.  On April 19, 2002, a Consolidated Amended Complaint, which is now the operative complaint, was filed in the same court.  The complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  On July 15, 2002, the Company moved to dismiss all claims against the Company and the individual defendants.  A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  The Company has approved a settlement agreement and related agreements that set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement agreement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  It is anticipated that any potential financial obligation

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

of the Company to plaintiffs due pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.  Therefore, the Company does not expect that the settlement will involve any payment by the Company.  The settlement agreement has not yet been executed.  The settlement agreement is subject to approval by the Court, which cannot be assured.  The Company cannot be certain as to whether or when a settlement will occur or be finalized and is unable at this time to determine whether the outcome of the litigation will have a material impact on its results of operations or financial condition in any future period.

Trade Secret Litigation

On February 17, 2004, the Company served a lawsuit against a former employee, Dr. Ali Niknejad, and Axiom Microdevices Inc., a California corporation, alleging theft of trade secrets by the individual and Axiom.  The lawsuit also alleges that Dr. Niknejad breached his ethical, contractual and fiduciary obligations to the Company by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with Dr. Niknejad’s contractual obligations to the Company.  In the lawsuit, currently pending in Federal District Court in Austin, Texas, the Company has requested injunctive relief against misuse or disclosure of its confidential information and against marketing, selling or distributing complementary metal oxide semiconductor (CMOS) power amplifiers that use its confidential information.  The case is scheduled to proceed in Austin, Texas.  At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

The Company is involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

5.             ACQUISITION OF CYGNAL INTEGRATED PRODUCTS, INC.

Silicon Laboratories is obligated to potentially issue up to an additional 1,290,963 shares of common stock to shareholders of Cygnal Integrated Products (Cygnal) based on the achievement of certain revenue milestones during the twelve-month earn out period commencing on April 4, 2004 and ending on April 2, 2005.  The additional shares will become issuable as follows: (1) up to 297,915 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $10.0 million up to $15.0 million; plus (2) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $15.0 million up to $20.0 million; plus (3) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $20.0 million up to $24.0 million.  Distributions of additional shares may occur at either or both an interim date occurring six months after the beginning of the earn out period and/or upon completion of the earn out period.  The number of additional shares issuable at the interim date would be equal to 40% of the shares that would be issuable at the end of the earn out period assuming, for purposes of this calculation, that the revenues for the full earn out period (i.e., the full twelve-month period) were equal to twice the revenues through the six-month interim measurement period.  Based upon current revenue forecasts, we anticipate that a substantial portion or all of the shares eligible for issuance will be issued at both the interim date and the end of the earn out period.  Such shares have not been, and will not be, reflected in the accompanying financial statements until the contingency is resolved and the shares are issuable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” BELOW FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL YEAR 2004 WILL HAVE 52 WEEKS.  OUR SECOND QUARTER OF FISCAL YEAR 2004 ENDED JULY 3, 2004.  OUR SECOND QUARTER OF FISCAL YEAR 2003 ENDED JUNE 28, 2003.  ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), satellite radios and networking equipment.  With our acquisition of Cygnal Integrated Products, Inc. (Cygnal) we offer a family of 8-bit microcontrollers (MCUs) for use in a broad array of applications such as industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment.  Our major customers have included Agere Systems, Conexant, Echostar, Hughes Network Systems, Intel, LG Electronics, Sagem, Samsung, Sendo and Smart Link.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 562 at July 3, 2004, from 486 at the end of fiscal 2003 and 364 employees at the end of fiscal 2002.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-parties in Asia to assemble, package, and, in the majority of cases, test these die and ship these units to our customers.  We plan to increase the amount of testing performed by such third parties, which we anticipate will facilitate faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.  We have implemented supply chain management software which we believe will improve our ability to scale our operations, reduce our inventory requirements and improve the quality of our shipment scheduling commitments with our customers through improved efficiency.

Our product set has expanded to a broad portfolio targeting mobile handset and broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed signal ICs enables us to develop highly differentiated solutions that address multiple markets.  For example, our silicon direct access arrangement (DAA) product family is optimized for the personal computer (PC) modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero™ Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) transceiver family is being shipped in mobile handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  In February 2004, we introduced a power amplifier product for GSM/GPRS mobile handsets that is in the sampling stage to wireless customers.  In June 2004, we introduced the Aero II which provides increased performance and integration over our prior offerings.  In July 2004, we introduced and are now sampling the Aero II EDGE, which addresses the Enhanced Data Rates for Global Evolution (EDGE) standard for mobile handsets.  Through our recently acquired MCU business and our internal development efforts, we further diversified our product portfolio.  We plan to continue to diversify our product portfolio by introducing products that increase the content we provide for existing applications and by introducing ICs for markets we do not currently address, thereby expanding our total available market opportunity.

During the six months ended July 3, 2004, one customer, Samsung, represented 19% of our revenues.  No other customer accounted for more than 10% of our revenues during the six months ended July 3, 2004.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Uniquest, each selling products to customers in Asia, represented 18% and 11% of our revenues during the six months ended July 3, 2004, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended July 3, 2004.

The percentage of our revenues derived from customers located outside of the United States was 80% in fiscal 2003, 79% in fiscal 2002 and 66% in fiscal 2001.  This percentage increase in the two most recent years reflects our product and customer diversification, as many of our mobile handset, and increasingly, broad-based mixed signal customers manufacture and design their products in Asia.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Because many of our ICs are designed for use in consumer products such as personal computers (PCs) and mobile handsets, we expect that the demand for our products will be typically subject to seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand.  However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

We group our products into two categories, mobile handset products and broad-based mixed-signal products.  Mobile handset products include the Aero Transceivers and, to the extent incorporated into handsets, the RF Synthesizers. Broad-based mixed-signal products include our silicon DAA, ISOmodem, ProSLIC, satellite tuner, DSL analog front end, clock chips, optical transceivers and clock & data recovery ICs (CDRs), general purpose RF Synthesizers for non-handset applications, as well as the microcontroller products.

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

RESEARCH AND DEVELOPMENT.  Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities, new product mask, wafer, packaging and test costs, external consulting and services costs, amortization of purchased software, equipment tooling, amortization of acquired intangible assets, as well as an allocated portion of our occupancy costs for such operations.  We generally depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over three to four years.  Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

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

OTHER INCOME (EXPENSE).  Other income (expense) primarily reflects our share of income and losses related to our equity investments and the gain on the disposal of fixed assets.

PROVISION FOR INCOME TAXES.  We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and interest income from tax-advantaged short-term investments.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2004	JUNE 28, 2003	JULY 3, 2004	JUNE 28, 2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.6	43.8	45.6	55.6
Gross profit	54.4	56.2	54.4	44.4

Operating expenses:
Research and development	14.2	16.8	15.0	15.9
Selling, general and administrative	13.2	13.8	13.3	14.7
Amortization of deferred stock compensation	0.9	1.8	1.0	1.9
Operating expenses	28.3	32.4	29.3	32.5
Operating income	26.1	23.8	25.1	11.9

Other income (expense):
Interest income	0.5	0.5	0.5	0.5
Interest expense	(0.1)	—	(0.1)	—
Other income (expense), net	0.1	(0.2)	0.8	(0.6)
Income before income taxes	26.6	24.1	26.3	11.8
Provision for income taxes	8.5	8.3	8.5	4.4
Net income	18.1%	15.8%	17.8%	7.4%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JULY 3, 2004 TO THE THREE AND SIX MONTHS ENDED JUNE 28, 2003.

REVENUES

	THREE MONTHS ENDED				SIX MONTHS ENDED
(in millions)	JULY 3, 2004	JUNE 28, 2003	CHANGE	% CHANGE	JULY 3, 2004	JUNE 28, 2003	CHANGE	% CHANGE
Revenues	$126.1	$69.1	$57.0	82.6%	$239.8	$132.8	$107.0	80.5%

The increase in revenues during the most recent quarter and six month period was primarily attributable to significant growth in the volume of sales for our Aero Transceiver product family used in GSM mobile handsets and ISOmodem products used in satellite set top boxes, primarily reflecting gains in market share and an increase in the overall market size. The increase in revenues was also attributable to significant growth in the sales of our DAA products, primarily reflecting an increase in the overall market demand for these products (particularly in mobile notebook computer modems). Our recently acquired Cygnal MCU business also contributed to the overall growth in revenues. During the six months ended July 3, 2004, we experienced normal decreases in the average selling prices for certain products. However, these price decreases were more than offset by the significant increases in sales volumes for our products and the introduction of higher priced next generation products and product extensions. As a product becomes more mature, we expect to experience additional decreases in average selling prices in the future. Our revenue will be dependent on our ability to increase sales volumes and introduce higher priced next generation products and product extensions.

GROSS PROFIT

	THREE MONTHS ENDED				SIX MONTHS ENDED
(in millions)	JULY 3, 2004	JUNE 28, 2003	CHANGE	% CHANGE	JULY 3, 2004	JUNE 28, 2003	CHANGE	% CHANGE
Gross profit	$68.6	$38.8	$29.8	76.7%	$130.3	$59.0	$71.3	121%
Percent of revenue	54.4%	56.2%			54.4%	44.4%

The increase in gross profit dollars for the most recent quarter was primarily due to the substantial increase in sales volume.  The decrease in gross profit percentage during the most recent quarter was primarily due to an increased portion of our total sales volumes being attributed to our lower margin mobile handset business.  The increase in gross profit dollars and percentage during the most recent six month period was primarily due to the substantial increase in sales volume and absence of any significant one-time charges such as the $15.3 million charge associated with a patent litigation settlement recorded during the first fiscal quarter of 2003.  We expect to experience continued declines in the average selling prices of our mobile handset products and certain of our broad-based mixed-signal products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to introduce higher margin new products and continue to gain market share with our broad-based mixed-signal ICs.

RESEARCH AND DEVELOPMENT

	THREE MONTHS ENDED				SIX MONTHS ENDED
(in millions)	JULY 3, 2004	JUNE 28, 2003	CHANGE	% CHANGE	JULY 3, 2004	JUNE 28, 2003	CHANGE	% CHANGE
Research and development	$17.9	$11.6	$6.2	53.6%	$36.0	$21.2	$14.8	70.1%
Percent of revenue	14.2%	16.8%			15.0%	15.9%

The increase in the dollar amount of research and development expense for the recent three and six month periods was principally due to increased staffing, including personnel related to our acquisition of Cygnal, and associated occupancy and other costs to pursue new product development opportunities, and to continue to develop new testing methodologies for newly introduced and existing products.  As a percentage of revenues, research and development expense decreased during the most recent three and six month periods primarily due to the increase in revenues during the three and six month periods of fiscal 2004.  We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales volume and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

SELLING, GENERAL AND ADMINISTRATIVE

	THREE MONTHS ENDED				SIX MONTHS ENDED
(in millions)	JULY 3, 2004	JUNE 28, 2003	CHANGE	% CHANGE	JULY 3, 2004	JUNE 28, 2003	CHANGE	% CHANGE
Selling, general and administrative	$16.7	$9.5	$7.1	74.5%	$31.9	$19.5	$12.4	63.0%
Percent of revenue	13.2%	13.8%			13.3%	14.7%

The increase in the dollar amount of selling, general and administrative expense for the recent three and six month periods was principally attributable to increased staffing and associated costs, particularly associated with our acquisition of Cygnal and promotion of the associated MCU business.  The increase is also attributable to increased marketing expenses and sales commissions associated with our higher revenues.  We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential significant variability in our future revenues; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) fluctuating legal costs related to litigation and intellectual property matters.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

	THREE MONTHS ENDED			SIX MONTHS ENDED
(in millions)	JULY 3, 2004	JUNE 28, 2003	CHANGE	JULY 3, 2004	JUNE 28, 2003	CHANGE
Amortization of deferred stock compensation	$1.2	$1.2	$0.0	$2.4	$2.5	$(0.1)

We recorded deferred stock compensation for the difference between the exercise price of option grants or the issuance price of direct issuances of stock, as the case may be, and the fair value of our common stock at the time of such grants or issuances. We are amortizing this amount over the vesting periods of the applicable options or issuances.

INTEREST INCOME

	THREE MONTHS ENDED			SIX MONTHS ENDED
(in millions)	JULY 3, 2004	JUNE 28, 2003	CHANGE	JULY 3, 2004	JUNE 28, 2003	CHANGE
Interest income	$0.6	$0.3	$0.3	$1.1	$0.7	$0.4

The increases in the dollar amount of interest income were primarily due to a greater amount of cash and short-term investments balances during the three and six months ended July 3, 2004.

INTEREST EXPENSE

	THREE MONTHS ENDED			SIX MONTHS ENDED
(in millions)	JULY 3, 2004	JUNE 28, 2003	CHANGE	JULY 3, 2004	JUNE 28, 2003	CHANGE
Interest expense	$(0.1)	$—	$(0.1)	$(0.2)	$—	$(0.2)

The increases in the dollar amount of interest expense during the most recent three and six month periods were due to accrued interest associated with long-term license agreements for Computer-Aided Design (CAD) software.

OTHER INCOME (EXPENSE), NET

	THREE MONTHS ENDED			SIX MONTHS ENDED
(in millions)	JULY 3, 2004	JUNE 28, 2003	CHANGE	JULY 3, 2004	JUNE 28, 2003	CHANGE
Other income (expense), net	$0.2	$(0.1)	$0.3	$2.0	$(0.8)	$2.8

The increases in the dollar amount of other income were due to gains on the sale of test equipment during the most recent three and six month periods.

PROVISION FOR INCOME TAXES

	THREE MONTHS ENDED			SIX MONTHS ENDED
(in millions)	JULY 3, 2004	JUNE 28, 2003	CHANGE	JULY 3, 2004	JUNE 28, 2003	CHANGE
Provision for income taxes	$10.8	$5.7	$5.1	$20.3	$5.8	$14.5
Effective tax rate	32.1%	34.4%		32.2%	37.1%

The tax provision rates differ from the federal statutory rate of 35% due to the impact of research and development tax credits, state taxes, tax-advantaged interest income and other permanent items.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of July 3, 2004 consisted of $223.5 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of obligations of municipalities that have initial maturities of less than one year.

At July 3, 2004, a letter of credit for $0.4 million related to a building lease was outstanding under a letter of credit agreement with our bank.

Net cash provided by operating activities was $37.7 million during the six months ended July 3, 2004, compared to net cash provided of $20.6 million during the six months ended June 28, 2003.  The increase was principally due the higher sales volumes and net income during the most recent six-month period and the absence of any significant one-time payments in the most recent six month period such as the $17.0 million payment associated with a patent litigation settlement made during the first six months of fiscal 2003.  Operating cash flows during the six months ended July 3, 2004 reflect our net income of $42.7 million, as adjusted for non-cash adjustments (depreciation, amortization, gain on disposal of property, equipment and software, tax benefits associated with the exercise of stock options, and accrued interest) of $15.1 million, and a net decrease in the components of our working capital of $20.1 million.

Net cash used in investing activities was $25.0 million during the six months ended July 3, 2004, compared to net cash used of $20.6 million during the six months ended June 28, 2003.  The increase was principally due to an increase of $4.5 million in purchases of property, equipment and software and other assets.

We anticipate capital expenditures of approximately $28.0 million for fiscal 2004.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $9.2 million during the six months ended July 3, 2004, compared to net cash provided of $4.4 million during the six months ended June 28, 2003.  The increase in cash flows from financing activities during the six months ended July 3, 2004 was principally due to proceeds from the exercise of employee stock options and purchases under our employee stock purchase plan.

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

Impairment of goodwill and other long-lived assets - We review long-lived assets which are held and used, including fixed assets and purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and record an impairment charge if necessary.  Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast.  Occasionally, we may hold certain assets for sale.  In those cases, the assets are reclassified on our balance sheet from long-term to current, and the carrying value of such assets are reviewed and adjusted each period thereafter to the fair value less expected cost to sell.

We also review the carrying values of goodwill annually for possible impairment. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares our fair value to our net book value. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. If the fair value is less than the net book value, the second step of the analysis compares the implied fair value of our goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, we recognize an impairment loss equal to that excess amount. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

All of our investments are entered into for other than trading purposes.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments.  Based on our investment holdings as of July 3, 2004, an immediate one percentage point decline in the yield for such instruments would decrease our annual interest income by $2.2 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH AND MAY EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

Although we have experienced revenue growth in our thirteen most recent quarterly periods, we may not be able to sustain this growth.  We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate.  It is likely that in some future period our revenues or operating results will be below the expectations of public market analysts or investors.  If this occurs, our stock price may drop, perhaps significantly.

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

The markets for mobile handsets, personal computers, satellite television set-top boxes and voice over DSL applications are characterized by rapid fluctuations in demand and seasonality that result in corresponding fluctuations in the demand for our products that are incorporated in such devices.  Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance.  Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth.  In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance.  For example, mobile handset transceivers that provide some of the functionality provided by our RF Synthesizers have been introduced to market by us and our competitors.  The introduction of these competing transceivers, including our Aero Transceiver, has resulted in a rapid decline in our sales of RF Synthesizers.  Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

WE RELY ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS AND THE FAILURE TO SUCCESSFULLY MANAGE OUR RELATIONSHIPS WITH OUR MANUFACTURERS AND SUBCONTRACTORS WOULD NEGATIVELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS

We do not have our own wafer fab manufacturing facilities.  Therefore, we rely principally on one third-party vendor, Taiwan Semiconductor Manufacturing Co. (TSMC), to manufacture the ICs we design.  We also currently rely principally on two offshore third-party assembly subcontractors, Advanced Semiconductor Engineering (ASE) and Amkor Technology, to assemble and package the silicon chips provided by the wafers for use in final products.  Additionally, we rely on these offshore subcontractors for a substantial portion of the testing requirements of our products prior to shipping.  Although we also maintain testing facilities in Austin, Texas, we have increasingly utilized offshore third-party test subcontractors, typically in Asia, where the parts are assembled and where the products are frequently delivered to our customers.  We expect utilization of offshore third-party test subcontractors to continue in the future.

The cyclical nature of the semiconductor industry drives wide fluctuations in available capacity at third-party vendors.  We believe that the industry is now in a period of high demand which is creating an environment of capacity shortages in certain technologies.  On occasion, we have been unable to adequately respond to unexpected increases in customer demand due to capacity constraints and, therefore, were unable to benefit from this incremental demand.  We may be unable to obtain adequate foundry, assembly or test capacity from our third-party subcontractors to meet our customers’ delivery requirements even if we adequately forecast customer demand.

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

•                  their inability to supply or support new or changing packaging technologies; and

•                  low test yields.

We typically do not have long-term supply contracts with our third-party vendors which obligate the vendor to perform services and supply products to us for a specific period, in specific quantities, and at specific prices.  Our third-party foundry, assembly and test subcontractors typically do not guarantee that adequate capacity will be available to us within the time required to meet demand for our products.  In the event that these vendors fail to meet our demand for whatever reason, we expect that it would take up to twelve months to transition performance of these services to new providers.  Such a transition may also require qualification of the new providers by our customers or their end customers.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the first six months of 2004, our ten largest customers accounted for 53% of our revenues.  We had one customer, Samsung, which represented 19% of our revenues.  No other single customer accounted for more than 10% of our revenues during the first six months of 2004.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the six months ended July 3, 2004 was $36.0 million, or 15.0% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard.  We believe this market is now in the early stages of adopting a new standard called Enhanced Data Rates for Global Evolution (EDGE) that will allow for enhanced data generation and transmission using mobile handsets.  Forecasters expect this market to have early stage shipments in the latter half of 2004, with accelerating adoption in 2005.  In July 2004, we extended our Aero family to meet this new and emerging standard.  However, we cannot be certain that this standard will not change and thereby make our products unsuitable or impractical.  As an additional example, our MCU products are based on an 8-bit processor architecture. Should customers decide they need a higher performance 16-bit or 32-bit processor, then our products would be unsuitable and we would not realize sales from that opportunity.

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

We are particularly dependent on sales of our mobile handset products, which constituted 50% of our total revenues in fiscal 2003 and 54% of our total revenues during the first six months of fiscal 2004.  In particular, one mobile handset product and its subsequent derivatives, our Aero Transceivers, represented approximately 40% of our total revenues in fiscal 2003 and 51% of our total revenues during the first six months of fiscal 2004.  If the market for the Aero Transceiver or the market for GSM mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 364 employees at the end of fiscal 2002 to 562 employees at July 3, 2004.  In December 2003, we added 60 employees with the acquisition of Cygnal.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and comply with regulatory guidelines.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, our business could be materially and adversely affected.

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

•                  political and economic instability;

•                  greater difficulty in hiring qualified technical sales and applications engineers and administrative personnel; and

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

An increasing number of our new product developments are being designed in even more complex processes.  For example, our planned Aero II is being designed in a .13 micron CMOS process, which adds cost, complexity and elements of experimentation and development, particularly in the area of advanced mixed-signal design.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 19% of our revenues during the first six months of 2004.  North Korea’s recent decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings have created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

WE DEPEND ON OUR CUSTOMERS TO SUPPORT OUR PRODUCTS, AND SOME OF OUR CUSTOMERS OFFER COMPETING PRODUCTS

Our products are currently used by our customers to produce modems, telephony equipment, mobile handsets, networking equipment and a broad range of other devices.  We rely on our customers to provide hardware, software, intellectual property indemnification and other technical support for the products supplied by our customers.  If our customers do not provide the required functionality or if our customers do not provide satisfactory support for their products, the demand for these devices that incorporate our products may diminish or we may otherwise be materially adversely affected.  Any reduction in the demand for these devices would significantly reduce our revenues.

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

The cyclical nature of the semiconductor industry drives wide fluctuations in available capacity at third-party vendors.  We believe that the industry is now in a period of high demand, which is creating an environment of capacity shortages in certain technologies.  On occasion, we have been unable to adequately respond to unexpected increases in customer demand due to industry-wide capacity constraints and, therefore, were unable to benefit from this incremental demand.  We may be unable to obtain adequate foundry or assembly and test capacity from our third-party foundry and assembly and test subcontractors to meet our customers’ delivery requirements even if we adequately forecast customer demand.

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

Products for communications applications are based on industry standards that are continually evolving.  For example, GSM mobile handsets now commonly use the GPRS specification for enabling data communications.  Certain suppliers, including us, are now offering mobile handset devices utilizing the EDGE protocol to support higher data communication rates on GSM networks.  Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards.  The emergence of new industry standards could render our products incompatible with products developed by other suppliers.  As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards.  If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins.  We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance.  Our pursuit of necessary technological advances may require substantial time and expense.

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

ITEM 4.          CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 3, 2004to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There were no significant changes in our internal controls or other factors that could significantly affect our internal controls over financial reporting during the fiscal quarter ended July 3, 2004.

PART II.        OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock which became effective on March 23, 2000.  On April 19, 2002, a Consolidated Amended Complaint, which is now the operative complaint, was filed in the same court.  The complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  On July 15, 2002, we moved to dismiss all claims against us and the individual defendants.  A court order dated October 9, 2002 dismissed without prejudice numerous individual defendants, including the four officers of our company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  We have approved a settlement agreement and related agreements that set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement agreement provides for a release of us and the individual defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters.  It is anticipated that any potential financial obligation of us to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.  Therefore, we do not expect that the settlement will involve any payment by us.  The settlement agreement has not yet been executed.  The settlement agreement is subject to approval by the Court, which cannot be assured.  We cannot be certain as to whether or when a settlement will occur or be finalized and are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

Trade Secret Litigation

On February 17, 2004, we served a lawsuit against a former employee, Dr. Ali Niknejad, and Axiom Microdevices Inc., a California corporation, alleging theft of trade secrets by the individual and Axiom.  The lawsuit also alleges that Dr. Niknejad breached his ethical, contractual and fiduciary obligations to us by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with Dr. Niknejad’s contractual obligations to us.  In the lawsuit, currently pending in Federal District Court in Austin, Texas, we have requested injunctive relief against misuse or disclosure of our confidential information and against marketing, selling or distributing CMOS power amplifiers that use our confidential information.  The case is scheduled to proceed in Austin, Texas.  At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

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

ITEM 2.          CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.  A total of 3,680,000 shares of common stock were registered.  We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate.  The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc.  The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share.  The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million.  We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000.  Another $4.3 million was used to pay off equipment loans provided by Imperial Bank.  We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000.  In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions.  In December 2003, we paid $0.9 million in direct acquisition costs for professional and legal fees related to the acquisition of Cygnal.  As of July 3, 2004, the remaining proceeds were invested in short-term, investment-grade, interest bearing instruments.

The following table summarizes repurchases of our stock in the three months ended July 3, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/4/04 - 5/1/04	—	N/A	N/A	N/A

5/2/04 - 5/29/04	2,500	N/A	N/A	N/A

5/30/04 - 7/3/04	—	N/A	N/A	N/A

Total	2,500	N/A	N/A	N/A

The 2,500 shares were purchased from an employee upon termination of service pursuant to the terms of a stock issuance agreement which permits us to elect to purchase such shares at the original issuance price.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2004, we held our Annual Meeting of Shareholders.  The matters voted upon at the meeting and the results of those votes were as follows:

1.     Election of Class III Directors

	Total Votes For Each Director	Total Votes Withheld From Each Director
Daniel A. Artusi	47,456,891	1,717,968
William G. Bock	48,431,978	742,881
R. Ted Enloe III	48,431,978	742,881

2.               Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending January 1, 2005.

Votes For	Votes Against	Votes Abstaining
48,394,210	753,506	27,143

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

3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*              Incorporated herein by reference to the indicated filing.

(b)           During the fiscal quarter ended July 3, 2004, we filed the following Current Reports on Form 8-K:

We filed a Form 8-K on April 26, 2004 (Items 7 and 12) providing the press release describing our results of operations for the fiscal quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.
(Registrant)

July 26, 2004	/s/ DANIEL A. ARTUSI
Date	Daniel A. Artusi CHIEF EXECUTIVE OFFICER AND PRESIDENT (PRINCIPAL EXECUTIVE OFFICER)

July 26, 2004	/s/ RUSSELL J. BRENNAN
Date	Russell J. Brennan
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)