Form 10-Q
period 2004-10-02
SILICON LABORATORIES INC
filed 2004-10-25
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:           000-29823

SILICON LABORATORIES INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2793174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4635 Boston Lane, Austin, Texas	78735
(Address of principal executive offices)	(Zip Code)

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

As of October 19, 2004, 51,947,766 shares of common stock of Silicon Laboratories Inc. were outstanding.

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-Q (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  SUCH FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES INC. AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS “EXPECTS,” “ANTICIPATES,” “INTENDS,” “BELIEVES” OR SIMILAR LANGUAGE.  YOU ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES.  ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” AND ELSEWHERE IN THIS REPORT.  SILICON LABORATORIES DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	OCTOBER 2, 2004	JANUARY 3, 2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$180,422	$151,359
Short-term investments	60,324	38,954
Accounts receivable, net of allowance for doubtful accounts of $1,638 at October 2, 2004 and $1,079 at January 3, 2004	77,802	47,879
Inventories	38,825	34,064
Deferred income taxes	5,784	5,784
Prepaid expenses and other	4,998	5,600
Total current assets	368,155	283,640
Property, equipment and software, net	37,026	34,376
Goodwill	38,721	38,613
Other intangible assets, net	16,021	14,744
Other assets, net	10,215	6,722
Total assets	$470,138	$378,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,360	$45,488
Accrued expenses	15,492	11,251
Deferred income on shipments to distributors	23,914	11,526
Income taxes payable	10,320	12,663
Total current liabilities	92,086	80,928
Long-term obligations	7,561	9,962
Total liabilities	99,647	90,890

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.0001 par value; 250,000 shares authorized; 51,935 and 51,237 shares issued and outstanding at October 2, 2004 and January 3, 2004, respectively	5	5
Additional paid-in capital	272,697	256,792
Deferred stock compensation	(5,641)	(9,257)
Retained earnings	103,430	39,665
Total stockholders’ equity	370,491	287,205
Total liabilities and stockholders’ equity	$470,138	$378,095

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2, 2004	SEPTEMBER 27, 2003	OCTOBER 2, 2004	SEPTEMBER 27, 2003
Revenues	$121,010	$82,907	$360,763	$215,746
Cost of revenues	53,712	38,061	163,122	111,906
Gross profit	67,298	44,846	197,641	103,840
Operating expenses:
Research and development	18,856	12,267	54,865	33,433
Selling, general and administrative	17,058	10,688	48,912	30,223
Amortization of deferred stock compensation	983	1,196	3,383	3,686
Operating expenses	36,897	24,151	107,160	67,342
Operating income	30,401	20,695	90,481	36,498
Other income (expense):
Interest income	790	281	1,860	933
Interest expense	(78)	—	(243)	—
Other income (expense), net	(29)	75	1,979	(707)
Income before income taxes	31,084	21,051	94,077	36,724
Provision for income taxes	10,041	7,119	30,313	12,931

Net income	$21,043	$13,932	$63,764	$23,793
Net income per share:
Basic	$0.41	$0.28	$1.25	$0.49
Diluted	$0.39	$0.26	$1.16	$0.46
Weighted-average common shares outstanding:
Basic	51,389	48,939	51,124	48,545
Diluted	54,547	52,816	54,930	51,709

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

 SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	NINE MONTHS ENDED
	OCTOBER 2, 2004	SEPTEMBER 27, 2003
OPERATING ACTIVITIES
Net income	$63,764	$23,793
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	11,886	11,006
Gain on disposal of property, equipment and software	(1,989)	—
Amortization of other intangible assets and other assets	2,647	2,370
Amortization of deferred stock compensation	3,383	3,686
Equity investment loss	—	663
Income tax benefit from employee stock-based awards	5,872	4,036
Changes in operating assets and liabilities:
Accounts receivable	(29,923)	(21,599)
Inventories	(4,761)	(5,253)
Prepaid expenses and other	(28)	(1,155)
Other assets	(1,123)	(11)
Accounts payable	(4,598)	12,747
Accrued expenses	4,241	1,342
Deferred income on shipments to distributors	12,388	(4,758)
Income taxes payable	(2,344)	3,121
Net cash provided by operating activities	59,415	29,988

INVESTING ACTIVITIES
Purchases of short-term investments	(78,628)	(61,018)
Maturities of short-term investments	57,258	69,179
Purchases of property, equipment and software	(18,085)	(7,492)
Proceeds from disposal of property, equipment and software	3,278	—
Purchases of other assets	(4,333)	(6,371)
Acquisition of business	(109)	—
Net cash used in investing activities	(40,619)	(5,702)

FINANCING ACTIVITIES
Proceeds from repayment of stockholder notes	—	228
Proceeds from Employee Stock Purchase Plan	1,287	745
Net proceeds from exercises of stock options	8,980	11,174
Net cash provided by financing activities	10,267	12,147
Increase in cash and cash equivalents	29,063	36,433
Cash and cash equivalents at beginning of period	151,359	73,950
Cash and cash equivalents at end of period	$180,422	$110,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$203	$—
Income taxes paid	$26,915	$5,668

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Accrued software licenses and maintenance	$3,896	$7,610
Receivable for sale of property, equipment and software	$971	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

OCTOBER 2, 2004

1.               SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of January 3, 2004, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at October 2, 2004, the condensed consolidated results of its operations for the three and nine months ended October 2, 2004 and September 27, 2003, and the condensed consolidated statements of cash flows for the nine months ended October 2, 2004 and September 27, 2003.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three and nine months ended October 2, 2004 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles.  Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 3, 2004, included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (SEC) on January 28, 2004.

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Inventories consist of the following (in thousands):

	OCTOBER 2, 2004	JANUARY 3, 2004
Work in progress	$26,598	$17,702
Finished goods	12,227	16,362
	$38,825	$34,064

OTHER COMPREHENSIVE INCOME

There were no material differences between net income and comprehensive income during any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  The adoption of these deferred provisions in the first quarter of fiscal year 2004 had no material impact on the Company’s financial statements.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In October 2004, the FASB concluded that Statement 123R, SHARE-BASED PAYMENT, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005.  The Company is currently evaluating the effect that the adoption of Statement 123R will have on its financial position and results of operations.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2, 2004	SEPTEMBER 27, 2003	OCTOBER 2, 2004	SEPTEMBER 27, 2003
Net income	$21,043	$13,932	$63,764	$23,793
Basic:
Weighted-average shares of common stock outstanding	51,697	49,521	51,499	49,220
Weighted-average shares of common stock subject to repurchase	(308)	(582)	(375)	(675)
Shares used in computing basic net income per share	51,389	48,939	51,124	48,545

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	240	498	307	540
Contingency shares, acquisition	332	—	110	—
Stock options	2,586	3,379	3,389	2,624
Shares used in computing diluted net income per share	54,547	52,816	54,930	51,709

Basic net income per share	$0.41	$0.28	$1.25	$0.49
Diluted net income per share	$0.39	$0.26	$1.16	$0.46

Approximately 2,564,000, 527,000, 1,007,000 and 1,658,000 weighted-average dilutive potential shares have been excluded for the three months ended October 2, 2004 and September 27, 2003, and for the nine months ended October 2, 2004 and September 27, 2003, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.  The Company has issued 698,000 net shares of common stock during the nine months ended October 2, 2004.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.               STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (in thousands, except per share data):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2, 2004	SEPTEMBER 27, 2003	OCTOBER 2, 2004	SEPTEMBER 27, 2003
Net income - as reported	$21,043	$13,932	$63,764	$23,793
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	629	1,196	2,165	3,686

The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(8,174)	(7,796)	(21,229)	(22,126)
Pro forma net income	$13,498	$7,332	$44,700	$5,353

Earnings per share:
Basic - as reported	$0.41	$0.28	$1.25	$0.49
Basic - pro forma	$0.26	$0.15	$0.87	$0.11

Diluted - as reported	$0.39	$0.26	$1.16	$0.46
Diluted - pro forma	$0.25	$0.14	$0.83	$0.11

4.               COMMITMENTS AND CONTINGENCIES

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  The Company has approved a settlement agreement and related agreements between the plaintiff class and the Company and the vast majority of the other approximately 300 issuer defendants.  Under the proposed settlement, the insurers of all settling issuers would guarantee that the plaintiffs recover the difference between $1 billion and the amount of recovery eventually obtained from non-settling defendants, including the investment banks who acted as underwriters in those offerings.  The proposed settlement requires settling defendants to assign to plaintiffs certain claims that the settling defendants may have against the underwriters.  It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements would be covered by existing insurance.  Therefore, the Company does not expect that the settlement would involve any payment by the Company.  The settlement agreement has been submitted to the Court for approval.  As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations or financial condition.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Trade Secret Litigation

On February 17, 2004, the Company served a lawsuit against a former employee and Axiom Microdevices Inc., a California corporation, alleging theft of trade secrets by the individual and Axiom.  The lawsuit also alleges that the employee breached his ethical, contractual and fiduciary obligations to the Company by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with the employee’s contractual obligations to the Company.  On September 14, 2004, the Company added claims for infringement of United States Patents 6,549,071 and 6,788,141 to the pending suit.  The patents relate to the Company’s proprietary technology for CMOS RF power amplifiers.  The case is scheduled to proceed in Austin, Texas.  At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

The Company is involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

5.               ACQUISITION OF CYGNAL INTEGRATED PRODUCTS, INC.

On December 10, 2003, the Company completed its acquisition of Cygnal Integrated Products, Inc. (Cygnal), an innovator in analog-intensive, highly integrated 8-bit microcontrollers (MCUs).  As a result of the acquisition, Cygnal’s portfolio of over 50 general-purpose products further diversifies the Company’s existing product line, and will allow it to address the broad-based, high margin, 8-bit MCU and high-performance analog markets.  These factors contributed to a purchase price that was in excess of the fair value of the Cygnal net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction.

Approximately $1.6 million of the purchase price related to the fair-value of in-process research and development (IPR&D) and was charged to operations during the fourth quarter of fiscal year 2003.  The IPR&D was made up of two micro-controller projects which were estimated to be 75% complete as of the date of the acquisition.  Additionally, the targeted completion dates were expected to be between December 2003 and March 2004, and the estimated cost to complete these projects was expected to be approximately $0.3 million in the aggregate. The significant risks associated with the successful completion of these projects include the Company’s potential inability to finish the complex designs, produce sample versions of the integrated circuits which operated at the required technical specifications and gain customer acceptance of the parts. Failure to complete these projects in a timely manner could result in lost revenues. The fair value of the IPR&D was determined using the income approach.  Under the income approach, the fair value reflected the present value of the projected cash flows that were expected to be generated by the products incorporating the IPR&D, if successful. The projected cash flows were discounted to approximate fair value. The discount rate applicable to the cash flows of each project reflected the stage of completion and other risks inherent in each project. The weighted average discount rate used in the valuation of IPR&D was approximately 15 percent. As of October 2, 2004, the Company had completed one of the two projects and estimates that it will complete the remaining project in the first quarter of fiscal 2005. The Company estimates that it has spent an aggregate of $0.6 million to date on these projects and would require an additional $0.2 million to complete the remaining project.  Additionally, the Company expects the products derived from these projects to begin contributing to revenues in a meaningful way in fiscal 2005.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company is obligated to potentially issue up to a maximum of 1,290,963 additional shares of common stock to shareholders of Cygnal based on the achievement of certain revenue milestones during the twelve-month earn out period commencing on April 4, 2004 and ending on April 2, 2005.  The additional shares will be earned as follows: (1) up to 297,915 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $10.0 million up to $15.0 million; plus (2) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $15.0 million up to $20.0 million; plus (3) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $20.0 million up to $24.0 million.  Distributions of additional shares may occur at either or both an interim date occurring six months after the beginning of the earn out period and/or upon completion of the earn out period.  The number of additional shares issuable at the interim date would be equal to 40% of the shares that would be issuable at the end of the earn out period, assuming, for purposes of this calculation, that the revenues for the full earn out period (i.e., the full twelve-month period) were equal to twice the revenues through the six-month interim measurement period.  Based upon revenue achievement during the interim period that ended on October 2, 2004, the Company expects to issue 332,492 shares during the fourth quarter of fiscal 2004.  The Company has included 332,492 and 109,722 shares in its diluted weighted average shares and earnings per share calculations for the three and nine months ended October 2, 2004, respectively.  However, the Company has not recorded the additional purchase price associated with these shares as the contingency related to these shares has not been resolved and the shares are not issuable until agreement by both parties or until any dispute is resolved in accordance with the merger agreement.  Additionally, based on current revenue forecasts, the Company anticipates that a substantial portion or all of the remaining shares eligible for issuance will be issued at the end of the earn out period in fiscal 2005.  Such remaining shares have not been, and will not be, reflected in the accompanying financial statements until the contingency is resolved and the shares are issuable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” BELOW FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL YEAR 2004 WILL HAVE 52 WEEKS.  OUR THIRD QUARTER OF FISCAL YEAR 2004 ENDED OCTOBER 2, 2004.  OUR THIRD QUARTER OF FISCAL YEAR 2003 ENDED SEPTEMBER 27, 2003.  ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), satellite radios and networking equipment.  With our acquisition of Cygnal Integrated Products, Inc. (Cygnal) we offer a family of 8-bit microcontrollers (MCUs) for use in a broad array of applications such as industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment.  Our major customers include Agere Systems, Echostar, Hughes Network Systems, Intel, LG Electronics, Sagem, Samsung, Sendo, Smart Link and Thomson.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 568 at October 2, 2004, from 486 at the end of fiscal 2003 and 364 employees at the end of fiscal 2002.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-parties in Asia to assemble, package, and, in the majority of cases, test these die and ship these units to our customers.  We have increased the amount of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.  We have implemented supply chain management software which we believe will improve our ability to scale our operations, reduce our inventory requirements and improve the quality of our shipment scheduling commitments with our customers through improved efficiency.

Our product set has expanded to a broad portfolio targeting mobile handset and broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets.  For example, our silicon direct access arrangement (DAA) product family is optimized for the personal computer (PC) modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero® Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) transceiver family is being shipped in mobile handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  In February 2004, we introduced a power amplifier product for GSM/GPRS mobile handsets that is in the sampling stage to wireless customers.  In June 2004, we introduced the Aero II transceiver that provides increased performance and integration over our prior offerings.  In July 2004, we introduced and are now sampling the Aero EDGE Radio, which addresses the Enhanced Data Rates for Global Evolution (EDGE) standard for mobile handsets.  Through our recently acquired MCU business and our internal development efforts, we further diversified our product portfolio.  We plan to continue to diversify our product portfolio by introducing products that increase the content we provide for existing applications and by introducing ICs for markets we do not currently address, thereby expanding our total available market opportunity.

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

During the nine months ended October 2, 2004, one customer, Samsung, represented 19% of our revenues.  No other customer accounted for more than 10% of our revenues during the nine months ended October 2, 2004.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Uniquest, each selling products to customers in Asia, represented 19% and 11% of our revenues during the nine months ended October 2, 2004, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended October 2, 2004.

The percentage of our revenues derived from customers located outside of the United States was 80% in fiscal 2003, 79% in fiscal 2002 and 66% in fiscal 2001.  This percentage increase in the two most recent years reflects our product and customer diversification, as many of our mobile handset, and increasingly, broad-based mixed-signal customers manufacture and design their products in Asia.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following describes the line items set forth in our condensed consolidated statements of income:

REVENUES.  Revenues are generated almost exclusively by sales of our ICs.  We recognize revenue on sales when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.  Generally, we recognize revenue from product sales direct to customers and contract manufacturers upon shipment. Certain of our sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, we defer the revenue and gross profit on such sales until the distributors sell the product to the end customer.  Our products typically carry a one-year replacement warranty.  Replacements have been insignificant to date.  Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products.  The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products.  These discounts are made for a variety of reasons, including: 1) to establish a relationship with a new customer, 2) as an incentive for customers to purchase products in larger volumes, and 3) to provide profit margin to our distributors who resell our products or in response to competition.  In addition, as a product matures, we expect that the average selling price for such product will decline due to the greater availability of competing products.  Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products.

COST OF REVENUES.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software, other intellectual property license costs, and certain acquired intangible assets; an allocated portion of our occupancy costs; allocable depreciation of testing equipment and leasehold improvements; impairment charges related to certain manufacturing equipment held for sale or abandoned; and, for prior periods, a portion of the settlement costs associated with a patent infringement lawsuit.  Generally, we depreciate equipment over four years on a straight-line basis and leasehold improvements over the shorter of the estimated useful life or the applicable lease term.  Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations.  Generally, as production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and test operations achieve greater economies of scale for that product.  Additionally, the cost of wafer procurement and assembly and test services, which are significant components of cost of goods sold, vary cyclically with overall demand for semiconductors and our suppliers’ available capacity of such products and services.

RESEARCH AND DEVELOPMENT.  Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities, new product mask, wafer, packaging and test costs, external consulting and services costs, amortization of purchased software, equipment tooling, equipment depreciation, amortization of acquired intangible assets, as well as an allocated portion of our occupancy costs for such operations.  We generally depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over three to four years.  Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

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

INTEREST EXPENSE.  Interest expense consists of interest on our long-term obligations.

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

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2, 2004	SEPTEMBER 27, 2003	OCTOBER 2, 2004	SEPTEMBER 27, 2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.4	45.9	45.2	51.9
Gross profit	55.6	54.1	54.8	48.1

Operating expenses:
Research and development	15.6	14.8	15.2	15.5
Selling, general and administrative	14.1	12.9	13.6	14.0
Amortization of deferred stock compensation	0.8	1.4	0.9	1.7
Operating expenses	30.5	29.1	29.7	31.2
Operating income	25.1	25.0	25.1	16.9

Other income (expense):
Interest income	0.7	0.3	0.5	0.4
Interest expense	(0.1)	—	(0.1)	—
Other income (expense), net	0.0	0.1	0.6	(0.3)
Income before income taxes	25.7	25.4	26.1	17.0
Provision for income taxes	8.3	8.6	8.4	6.0
Net income	17.4%	16.8%	17.7%	11.0%

COMPARISON OF THE THREE AND NINE MONTHS ENDED OCTOBER 2, 2004 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2003.

REVENUES

	THREE MONTHS ENDED				NINE MONTHS ENDED
(in millions)	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	% CHANGE	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	% CHANGE
Revenues	$121.0	$82.9	$38.1	46.0%	$360.8	$215.7	$145.1	67.2%

The increase in revenues during the most recent quarter and nine month period was primarily attributable to significant growth in both our mobile handset and broad-based mixed-signal product groups.

Mobile Handsets:  Mobile handset revenues were $57.1 million or 47.2% of total revenues for the most recent quarter, and $187.3 million or 51.9% of total revenues for the most recent nine month period.  Compared to the same periods in the prior year, revenues increased $16.8 million or 41.6% for the most recent quarter and $83.6 million or 80.6% for the nine-month period.  Growth in the sales of our mobile handset products were driven by increased unit sales of our Aero Transceiver family of products reflecting the increased demand and market share gains driven largely by Asian mobile handset customers.   Unit sales of our mobile handset products were up year over year by 53% for the quarterly period and 85% for the nine-month period.  This was offset to a lesser extent by average selling price declines on a year over year basis of 8% for the quarterly period and 2% for the nine-month period.

Broad-Based Mixed-Signal:  Broad-based mixed-signal revenues were $63.9 million or 52.8% of total revenues for the most recent quarter, and $173.4 million or 48.1% of total revenues for the most recent nine month period.  Compared to the same periods in the prior year, revenues increased $21.3 million or 50.1% for the most recent quarter and $61.5 million or 54.9% for the nine-month period.  Growth in the sales of our broad-based mixed-signal products were primarily driven by increased unit sales of our: 1) ProSLICs reflecting growth in demand and market share gains in the voice-over-internet protocol (VOIP) market segment; 2) ISOmodems reflecting growth in demand and market share gains primarily in the set-top box and personal video recorder market segments; and 3) microcontrollers, a new business that we acquired in the fourth quarter of fiscal 2003 which has already contributed revenues of $5.4 million and $13.8 million for the most recent quarter and nine-month period, respectively.  Unit sales of broad-based mixed-signal products were up year over year by 15% for the quarterly period and 32% for the nine-month period.  In addition, average selling prices in this area were up year over year by 31% for the quarterly period and 17% for the nine-month period reflecting the change in mix in this area towards higher priced items.

As our products become more mature, we expect to experience decreases in average selling prices in the future.  Our revenues will be dependent on our ability to increase sales volumes and introduce higher priced, next generation products and product extensions.

GROSS PROFIT

	THREE MONTHS ENDED				NINE MONTHS ENDED
(in millions)	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	% CHANGE	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	% CHANGE
Gross profit	$67.3	$44.8	$22.5	50.1%	$197.6	$103.8	$93.8	90.3%
Percent of revenue	55.6%	54.1%			54.8%	48.1%

The year over year increase in gross profit dollars for the most recent quarter and year-to-date period was primarily due to the substantial increase in sales volumes in both our mobile handset and broad-based mixed-signal product groups. The increase in gross profit percentage during the most recent quarter was primarily due to: 1) lower production costs resulting from increased usage of third-party test sub-contractors; 2) lower average wafer costs; 3) a higher concentration of sales of our higher-margin, broad-based mixed-signal products (52.8% in the most recent quarter versus 51.3% in the same quarter of the prior year); and 4) cost efficiencies achieved by spreading out our fixed production costs over the increased volumes.  The increase in gross profit percentage during the most recent nine-month period was primarily due to the absence of any significant one-time charges such as the $15.3 million charge associated with a patent litigation settlement recorded during the first fiscal quarter of 2003.

We expect to experience continued declines in the average selling prices of our mobile handset products and certain of our broad-based mixed-signal products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and continue to gain market share with our broad-based mixed-signal ICs; and 2) achieve lower production costs from our wafer foundries and third-party assembly and test sub-contractors.

RESEARCH AND DEVELOPMENT

	THREE MONTHS ENDED				NINE MONTHS ENDED
(in millions)	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	% CHANGE	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	% CHANGE
Research and development	$18.9	$12.3	$6.6	53.7%	$54.9	$33.4	$21.5	64.1%
Percent of revenue	15.6%	14.8%			15.2%	15.5%

The increase in the dollar amount of research and development expense for the recent three and nine month periods was principally due to increased staffing, including personnel related to our acquisition of Cygnal, and associated occupancy and other costs to pursue new product development opportunities, and to continue to develop new testing methodologies for newly introduced and existing products.  Some of our more significant development projects in the mobile-handset product area include a power amplifier, a single chip transceiver, and an EDGE compliant radio.  Significant development projects in the broad-based mixed-signal product area include microcontrollers integrating analog-to-digital converters targeting precision measurement applications.  All of these development projects are scheduled to be completed over the next twelve months.  Additionally, many of these new products are being sampled by certain of our customers and are in the design-in phase.  We don’t expect the products derived from these projects to begin to contribute to revenues in a meaningful way until fiscal years 2005 or 2006.  Additionally, we expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales volume and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

SELLING, GENERAL AND ADMINISTRATIVE

	THREE MONTHS ENDED				NINE MONTHS ENDED
(in millions)	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	% CHANGE	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	% CHANGE
Selling, general and administrative	$17.1	$10.7	$6.4	59.6%	$48.9	$30.2	$18.7	61.8%
Percent of revenue	14.1%	12.9%			13.6%	14.0%

The increase in the dollar amount of selling, general and administrative expense was principally attributable to increased staffing and associated costs, particularly associated with the geographical expansion of our sales support organization in Asia and Europe and personnel associated with our acquisition of Cygnal which in total represented approximately $2 million and $6 million of the increases in the recent three and nine month periods, respectively.  The increase was also attributable to higher sales commissions and other sales and marketing expenses associated with our higher revenues which accounted for approximately $2 million and $9 million of the increase for the respective periods.  Additionally, consulting fees related to the establishment of a headquarters for non-U.S. operations in Singapore and audit fees incurred related to Section 404 of the Sarbanes-Oxley Act collectively accounted for $0.5 million and $1 million of the increases for the respective periods.  We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential significant variability in our future revenues; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) fluctuating legal costs related to litigation and intellectual property matters.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

	THREE MONTHS ENDED			NINE MONTHS ENDED
(in millions)	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE
Amortization of deferred stock compensation	$1.0	$1.2	$(0.2)	$3.4	$3.7	$(0.3)

The decreases in the dollar amounts of amortization of deferred stock compensation are primarily related to the expiration of amortization on certain grants in which the deferred stock compensation has become fully amortized because the grants have become fully vested.

INTEREST INCOME

	THREE MONTHS ENDED			NINE MONTHS ENDED
(in millions)	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE
Interest income	$0.8	$0.3	$0.5	$1.9	$0.9	$1.0

The increases in the dollar amount of interest income were primarily due to a greater amount of cash and short-term investments balances during the three and nine months ended October 2, 2004.

INTEREST EXPENSE

	THREE MONTHS ENDED			NINE MONTHS ENDED
(in millions)	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE
Interest expense	$(0.1)	$—	$(0.1)	$(0.2)	$—	$(0.2)

The increases in the dollar amount of interest expense during the most recent three and nine month periods were due to accrued interest associated with long-term license agreements for computer-aided design (CAD) software.

OTHER INCOME (EXPENSE), NET

	THREE MONTHS ENDED			NINE MONTHS ENDED
(in millions)	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE
Other income (expense), net	$0.0	$0.1	$(0.1)	$2.0	$(0.7)	$2.7

The increase in the dollar amount of other income for the most recent nine months was due to gains on the sale of test equipment.

PROVISION FOR INCOME TAXES

	THREE MONTHS ENDED			NINE MONTHS ENDED
(in millions)	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE	OCTOBER 2, 2004	SEPTEMBER 27, 2003	CHANGE
Provision for income taxes	$10.0	$7.1	$2.9	$30.3	$12.9	$17.4
Effective tax rate	32.3%	33.8%		32.2%	35.2%

The tax provision rates differ from the federal statutory rate of 35% due to the impact of research and development tax credits, state taxes, tax-advantaged interest income and other permanent items.

BUSINESS OUTLOOK

We expect revenues in the fourth quarter of fiscal 2004 to be in the range of $93 to $97 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.18 to $0.21.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of October 2, 2004 consisted of $240.7 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of obligations of municipalities that have initial maturities of less than one year.

Net cash provided by operating activities was $59.4 million during the nine months ended October 2, 2004, compared to net cash provided of $30.0 million during the nine months ended September 27, 2003.  The increase was principally due the higher sales volumes and net income during the most recent nine-month period and the absence of any significant one-time payments in the most recent nine month period such as the $15.3 million payment associated with a patent litigation settlement made during the first nine months of fiscal 2003.  Operating cash flows during the nine months ended October 2, 2004 reflect our net income of $63.8 million, adjustments for non-cash items (depreciation, amortization, gain on disposal of property, equipment and software and tax benefits associated with the exercise of stock options) of $21.8 million, and a net increase in the components of our working capital of $26.1 million.

Net cash used in investing activities was $40.6 million during the nine months ended October 2, 2004, compared to net cash used of $5.7 million during the nine months ended September 27, 2003.  The increase was principally due to an increase of $29.5 million in net purchases of short-term investments and a $5.3 million increase in net purchases of property, equipment and software and other assets.

We anticipate capital expenditures of approximately $28.0 million for fiscal 2004.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $10.3 million during the nine months ended October 2, 2004, compared to net cash provided of $12.1 million during the nine months ended September 27, 2003.  The decrease in cash flows from financing activities during the nine months ended October 2, 2004 was principally due to lower proceeds from the exercise of employee stock options.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported.  Changes in facts and circumstances could have a significant impact on the resulting estimated amounts included in the financial statements.  We believe the following critical accounting policies affect our more complex judgments and estimates.  We also have other policies that we consider to be key accounting policies, such as our policies for revenue recognition, including the deferral of revenues and cost of revenues on sales to distributors; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

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

Impairment of goodwill and other long-lived assets - We review long-lived assets which are held and used, including fixed assets and purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast.  If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.  Occasionally, we may hold certain assets for sale.  In those cases, the assets are reclassified on our balance sheet from long-term to current, and the carrying value of such assets are reviewed and adjusted each period thereafter to the fair value less expected cost to sell.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations.  The adoption of these deferred provisions in the first quarter of fiscal year 2004 had no material impact on our financial statements.

In October 2004, the FASB concluded that Statement 123R, SHARE-BASED PAYMENT, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005.  We are currently evaluating the effect that the adoption of Statement 123R will have on our financial position and results of operations.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

All of our investments are entered into for other than trading purposes.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term, interest-bearing instruments.  Based on our investment holdings as of October 2, 2004, an immediate one percentage point decline in the yield for such instruments would decrease our annual interest income by $2.4 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH AND MAY EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

Although we have generally experienced revenue growth in our recent history, we may not be able to sustain this growth.  We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate.  It is likely that in some future period our revenues or operating results will be below the expectations of public market analysts or investors.  If this occurs, our stock price may drop, perhaps significantly.

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

•                  deferrals or reductions of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of ICs;

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

The markets for mobile handsets, personal computers, satellite television set-top boxes and VOIP applications are characterized by rapid fluctuations in demand and seasonality that result in corresponding fluctuations in the demand for our products that are incorporated in such devices.  Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance.  Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth.  In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance.  For example, mobile handset transceivers that provide some of the functionality provided by our RF Synthesizers have been introduced to market by us and our competitors.  The introduction of these competing transceivers, including our Aero Transceiver, has resulted in a rapid decline in our sales of RF Synthesizers.  Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR REVENUES

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the first nine months of 2004, our ten largest customers accounted for 52% of our revenues.  We had one customer, Samsung, which represented 19% of our revenues.  No other single customer accounted for more than 10% of our revenues during the first nine months of 2004.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

While we have been the sole supplier of the direct access arrangement, or DAA, ICs used in many of our customers’ soft modem DAA products and have also been a substantial supplier of synthesizers and transceivers to Samsung and other major GSM handset manufacturers, our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which would increase their negotiating leverage with us and protect their ability to secure these components.  We believe that any expansion of our customers’ supplier bases could have an adverse effect on the prices we are able to charge and volume of product that we are able to sell to our customers, which would negatively affect our revenues and operating results.

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

We are particularly dependent on sales of our mobile handset products, which constituted 52% of our total revenues during the first nine months of fiscal 2004 and 50% of our total revenues in fiscal 2003.  In particular, our Aero Transceiver mobile handset product and its subsequent derivatives represented approximately 50% of our total revenues during the first nine months of fiscal 2004 and approximately 40% of our total revenues in fiscal 2003.  If the market for the Aero Transceiver or the market for GSM mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

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

In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers.  However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to the customer.  As a result, we incur inventory and manufacturing costs in advance of anticipated sales.  Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs and increased obsolescence and may increase our operating costs.  These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers because this causes us to have less visibility regarding the accumulated levels of inventory for such customers.  A resulting write-off of unusable or excess inventories would adversely affect our operating results.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the nine months ended October 2, 2004 was $54.9 million, or 15.2% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard.  We believe this market is now in the early stages of adopting a new standard called Enhanced Data Rates for Global Evolution (EDGE) that will allow for enhanced data generation and transmission using mobile handsets.  Forecasters expect this market to have early stage shipments in the latter half of 2004, with accelerating adoption in 2005.  In July 2004, we extended our Aero family to meet this new and emerging standard.  However, we cannot be certain that this standard will not change and thereby make our products unsuitable.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 486 employees at the end of fiscal 2003 to 568 employees at October 2, 2004.  In December 2003, we added 60 employees with the acquisition of Cygnal.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and comply with regulatory guidelines.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, our business could be materially and adversely affected.

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

We recently established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and the Pacific Rim region.  The percentage of our revenues to customers located outside of the United States was 80% in fiscal 2003, 79% in fiscal 2002 and 66% in fiscal 2001.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

•                  increased complexity and costs of managing international operations, including our headquarters for non-U.S. operations in Singapore;

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

An increasing number of our new product developments are being designed in even more complex processes.  For example, our Aero II is being designed in a .13 micron CMOS process, which adds cost, complexity and elements of experimentation and development, particularly in the area of advanced mixed-signal design.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 19% of our revenues during the first nine months of 2004.  North Korea’s recent decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings have created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

•                  a large sale of stock by a significant shareholder;

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

In connection with the Cygnal acquisition, we are obligated to potentially issue up to a maximum of 1,290,963 additional shares of our common stock based upon the achievement of product revenue milestones, which could distract our management and employees and lead to disputes with former Cygnal stockholders.  Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

SIGNIFICANT LITIGATION OVER INTELLECTUAL PROPERTY IN OUR INDUSTRY MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties.  The exploratory nature of these inquiries has become relatively common in the semiconductor industry.  We typically respond when appropriate and as advised by legal counsel.  We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future.  For example, in April 2003, we paid $17 million to settle patent infringement claims brought against us by TDK Semiconductor Corporation.  In February 2004, we filed a lawsuit against a former employee and Axiom Microdevices alleging theft of trade secrets.  In September 2004, we added claims for patent infringement to such suit.  In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers.  Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights.  Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us.  Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention.  Most intellectual property litigation also could force us to take specific actions, including:

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

Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third-party foundry, assembly and test capacity.  We are dependent on the availability of such capacity to manufacture, assemble and test our ICs.  None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT OUR REVENUES AND GROSS PROFITS

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices.  We have reduced the average unit price of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors.  If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes and reducing production costs, our gross profits and revenues will suffer.  To maintain our gross profit percentage, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs.  Our failure to do so would cause our revenues and gross profit percentage to decline.

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  Across all of our product areas, we compete with Agere Systems, Atmel, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Freescale, Fujitsu, Hitachi, Infineon Technologies, Legerity, Maxim Integrated Products, Microchip, National Semiconductor, Philips, RF Micro Devices, Semtech, Skyworks Solutions Inc., Texas Instruments, Vitesse Semiconductor and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies.  Some of our customers, such as Agere Systems, Broadcom, Intel, Motorola, Samsung and Texas Instruments, are also large, established semiconductor suppliers.  Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

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

ITEM 4.  CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 2, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There were no significant changes in our internal controls or other factors that could significantly affect our internal controls over financial reporting during the fiscal quarter ended October 2, 2004.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of our company who had been named individually.  We have approved a settlement agreement and related agreements between the plaintiff class and us and the vast majority of the other approximately 300 issuer defendants.  Under the proposed settlement, the insurers of all settling issuers would guarantee that the plaintiffs recover the difference between $1 billion and the amount of recovery eventually obtained from non-settling defendants, including the investment banks who acted as underwriters in those offerings.  The proposed settlement requires settling defendants to assign to plaintiffs certain claims that the settling defendants may have against the underwriters.  It is anticipated that our potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements would be covered by existing insurance.  Therefore, we do not expect that the settlement would involve any payment by us.  The settlement agreement has been submitted to the Court for approval.  As approval by the Court cannot be assured, we are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations or financial condition.

Trade Secret Litigation

On February 17, 2004, we served a lawsuit against a former employee and Axiom Microdevices Inc., a California corporation, alleging theft of trade secrets by the individual and Axiom.  The lawsuit also alleges that the employee breached his ethical, contractual and fiduciary obligations to us by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with the employee’s contractual obligations to us.  On September 14, 2004, we added claims for infringement of United States Patents 6,549,071 and 6,788,141 to the pending suit.  The patents relate to our proprietary technology for CMOS RF power amplifiers.  The case is scheduled to proceed in Austin, Texas.  At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

   We are involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on the consolidated financial position or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.  A total of 3,680,000 shares of common stock were registered.  We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate.  The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc.  The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share.  The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million.  We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000.  Another $4.3 million was used to pay off equipment loans provided by Imperial Bank.  We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000.  In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions.  In December 2003, we paid $0.9 million in direct acquisition costs for professional and legal fees related to the acquisition of Cygnal.  As of October 2, 2004, the remaining proceeds were invested in short-term, investment-grade, and interest-bearing instruments.

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

Exhibit Number

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

SILICON LABORATORIES INC.
(Registrant)

October 25, 2004	/s/ DANIEL A. ARTUSI
Date	Daniel A. Artusi CHIEF EXECUTIVE OFFICER AND PRESIDENT (PRINCIPAL EXECUTIVE OFFICER)

October 25, 2004	/s/ RUSSELL J. BRENNAN
Date	Russell J. Brennan VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)