Form 10-K
period 2005-01-01
SILICON LABORATORIES INC
filed 2005-02-15
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter  (July 2, 2004) was $1,742,469,341 (assuming, for this purpose, that only directors and officers are deemed affiliates).

There were 52,646,075 shares of the registrant’s common stock issued and outstanding as of February 4, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.  Business and Factors Affecting Our Future Operating Results

GENERAL

Silicon Laboratories Inc. designs and develops proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in numerous applications, including mobile handsets, cable and satellite set-top boxes, personal computer modems, Voice over Internet Protocol on data networks, voice over digital subscriber line (DSL) modems, personal video recorders, telephone equipment and optical networking equipment.  With our acquisition of Cygnal Integrated Products (Cygnal) in December 2003, we now sell mixed-signal 8-bit microcontrollers (MCUs), which are incorporated in a broad range of applications in a variety of markets, including automotive, communications, consumer, industrial, medical and power management.

Our world-class, mixed-signal design engineers use standard complementary metal oxide semiconductor, or CMOS, technology to create our innovative ICs that can improve the performance and dramatically reduce the cost, size and system power requirements of devices that our customers sell to their end-user customers. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products that are highly integrated, which simplifies our customers’ designs and improves their time-to-market.

INDUSTRY BACKGROUND

According to market research firm Gartner, personal computers (PCs) and mobile handsets are expected to remain the most significant market drivers for semiconductor consumption through 2008. In wired communications, increased enterprise equipment spending and capital expenditures by service providers combined with broadband and Voice over Packet technology continue to represent growth areas in the communications IC market which Gartner expects to top $80 billion by 2008.

Recent growth in the market for ICs has been due to a number of factors, including the growth of Internet usage, development of new communications technologies, availability of improved communications services at lower costs, broad deployment of optical networks and remote access requirements for corporate networks. This demand has fueled tremendous growth in the number of electronic devices. For example, in mobile handset markets, the demand for wireless phones and other wireless devices, such as personal digital assistants, has grown steadily as digital wireless services have become increasingly popular and affordable. In other markets, demand has increased for a wide range of electronic products, including PCs, cable and satellite set-top boxes, fax machines, credit card verification machines, automated teller machines, satellite radios and personal video recorders (PVRs). Consumers increasingly demand higher capacity connections at their residences using cable modems or high speed DSL. Voice over Internet Protocol technology, which enables voice traffic over data networks, is emerging as a viable alternative to traditional telephone networks.  The demand for greater and faster Internet access by households and businesses has increased the need to significantly upgrade the communications backbone to handle this traffic, increasing the need for smaller, faster and better performing networking systems that route this traffic.

Numerous devices require analog-intensive, mixed-signal circuits. Traditional designs for electronic devices have used mixed-signal solutions built with numerous discrete analog and digital components. While these traditional designs provide the required functionality, they can be inefficient and inadequate for use in markets where size, cost, power consumption and performance are increasingly important product differentiators. In order to improve their competitive position, electronic device manufacturers need advanced mixed-signal ICs that reduce the number of discrete components and required board space to create smaller products with improved price/performance characteristics. Additionally, these manufacturers require programmable ICs that can be reconfigured to comply with numerous and constantly evolving international electronic standards without altering the fundamental design of a product.

Manufacturers of electronic devices face accelerating time-to-market demands and must adapt to evolving industry standards and new technologies.  Because analog-intensive, mixed-signal IC design expertise is difficult to find, these manufacturers increasingly are turning to third parties, like us, to provide advanced mixed-signal ICs. Designing the analog component of a mixed-signal IC involves great complexity and difficulty, because the performance of an analog IC depends on the creative analog expertise of engineers to optimize speed, power, amplitude and resolution within the constraints of standard manufacturing processes. The development of analog design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

Many third-party IC providers lack sufficient analog expertise to develop compelling mixed-signal ICs. As a result, manufacturers of electronic devices value third-party providers that can supply them with mixed-signal ICs with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

PRODUCTS

We provide analog-intensive, mixed-signal ICs for use in a variety of electronic products in a broad range of applications including mobile handsets, PC modems, satellite set top boxes, automotive controls and sensors, personal video recorders, industrial monitoring and control, central office telephone equipment and optical networking equipment.  Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competitive products into single chips or chipsets. By doing so, we are able to create products that, compared to many competitive products:

•  Require less board space;

•  Reduce the use of external components;

•  Can offer superior performance;

•  Provide increased reliability;

•  Reduce system power requirements;

•  Are easier for customers to use; and

•  Reduce costs.

We group our products into two categories: mobile handset products and broad-based mixed-signal products.  The mobile handset category includes the Aero® Transceivers, to the extent incorporated into handsets, the RF Synthesizers and the Power Amplifier (PA). The broad-based mixed-signal category includes our silicon DAA, ISOmodem®, ProSLIC®, DSL analog front end, clock chips, SiPHY®, optical transceivers and clock & data recovery ICs (CDRs), general purpose RF Synthesizers for non-handset applications, and MCU products.  The following table summarizes the diverse product areas and applications for the various ICs that we have introduced to customers:

PRODUCT AREAS and DESCRIPTION	APPLICATIONS

MOBILE HANDSET PRODUCTS

RF Synthesizer for GSM

A radio frequency, or RF, synthesizer generates high frequency signals that are used in wireless communications systems to select a particular radio channel. We provide RF Synthesizers for the Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) markets. GPRS brings wireless Internet access to GSM users through data transfer and signaling over GSM radio networks. Our synthesizers are well-suited to meet the increasing requirement for highly-integrated electronics that reduce component count and consume less power. Customers for our synthesizer products for mobile handsets are typically migrating to our Aero Transceiver family of products which integrates the RF synthesizer with the transceiver.

• GSM/GPRS wireless phones • GSM/GPRS data communications devices

Aero Transceiver

The Aero Transceiver family provides highly integrated transmit and receive radio functionality that is found between the antennae electronics and the digital baseband section of a GSM/GPRS/Enhanced Data Rates for Global Evolution (EDGE) mobile handset or wireless data communication device. The latest generation of the Aero Transceiver family, Aero II, is the only single chip GSM/GPRS transceiver available in CMOS. This solution requires a smaller footprint than competing solutions in this form-factor sensitive market and can be paired with virtually any baseband. The Aero  Transceivers are designed using 100% standard CMOS process technology which facilitates cost reduction and integration.

• GSM/GPRS/EDGE wireless phones • GSM/GPRS/EDGE data communications devices • Personal digital assistants

Power Amplifier

Our Power Amplifier for dual-band cellular handsets is the first functionally complete, monolithic GSM PA solution, and the first to be implemented in CMOS, creating high levels of integration and performance without sacrificing quality or reliability. Our PA integrates power control circuits, innovative temperature and overvoltage protection circuits, input and output matching networks and harmonic filters. Our PA provides customers with flexibility to meet key specifications and a system that is easy to design into new or existing handset platforms. This product is still in the early stages of customer adoption and is not yet being produced in volume.

• Dual band GSM/GPRS handsets

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

•  PCI desktop modems
•  Audio Modem Riser Cards
•  Mobile Daughter Cards
•  Notebook modems

•  Communication and Network
    Riser (CNR) Cards
•  Modem on motherboard
•  Mini PCI cards
•  Fax machines
•  Handheld organizers
•  Set-top boxes
•  Video conferencing systems
•  PBXs
•  Voice recognition systems
•  Web telephony products
•  Multi-function printer cards

ISOmodem Embedded Modems

The ISOmodem combines an analog modem with a silicon DAA, resulting in a complete modem implemented in a very small form factor. The ISOmodem products are designed for embedded modem applications, outside of the personal computer area such as set-top boxes and PVRs. The ISOmodem contains a programmable line interface that meets global telephone line requirements, allowing manufacturers to implement a single modem design world-wide. The ISOmodem family includes embedded modem solutions for speeds ranging from 2400 bps to 56Kbps, suitable for a wide range of applications.

• Set-top boxes • Digital cable boxes • Credit card verification • Industrial monitoring • Postage meters • Security systems • Remote medical monitoring • Gaming consoles • PVRs • Point of sale (POS) terminals

ProSLIC Subscriber Line Interface Circuits

The ProSLIC provides the analog telephone interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Our ProSLIC product family has offerings for short-haul applications suitable for the customer premises as well as long-haul applications suitable for the traditional telephone company central office.

•  IP telephony
•  Wireless local loop providing remote access for a     wireline system
•  Voice over broadband modems and terminal adapters
•  VoIP residential gateways
•  PBXs
•  Wired long loop and central office systems

Microcontroller Products

Our C8051F family of microcontrollers integrate intelligent data capture in the form of high-resolution data converters, a traditional MCU computing function, Flash memory and a highly programmable set of communication interfaces in a single system on a chip. The combination of configurable high-performance analog, up to 100 million instructions per second (MIPS), 8051 core and in-system field programmability provides the user with design flexibility, improved time-to-market, superior system performance and greater end product differentiation. These products are designed for use in a large variety of end-markets, including the automotive, communications, consumer, industrial, medical and power management markets.

•  Industrial automation and control
•  Automotive sensors and controls
•  Medical instrumentation
•  Electronic test and measurement equipment
•  Power management
•  Weigh scales
•  Optical line cards
•  Digital cameras
•  Computer peripherals
•  Wireless headsets
•  Magstripe readers
•  Gaming consoles
•  Electronic toys

DSL Analog Front End

The DSL Analog Front End, or AFE, is designed to provide the connectivity functions for business or residential asymmetric digital subscriber line, or ADSL, connection at the user end in customer premises equipment. Such a connection addresses the business and residential demand for high-speed connectivity. The DSL AFE supports several ADSL communication standards enabling various upload and download data rates.

• Personal computer modems • External modems • Residential gateways • Network interface devices

SiPHY Optical Physical Layer Transceivers

We offer a family of high-speed physical layer ICs that meet the high-speed fiber Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) specifications. As part of this family we offer transceivers that operate at rates up to 2.7 Gbps (giga bits per second), a transmission speed commonly referred to as OC-48. The transceiver IC provides both the receive path deserialization and transmit path serialization as required by the SONET/SDH physical layer. We also offer a family of clock and data recovery chips to provide specific functions at multiple speeds up to the OC-48 rate. All of our physical layer products utilize our proprietary digital signal processing technology to reduce the device’s sensitivity to board-level noise and improve performance.

• Optical port cards for SONET/SDH optical networking equipment • Optical test equipment • High speed serial back plane interfaces

Precision Clock Integrated Circuits

Our precision clock product family includes various products ranging from general purpose clock multiplier products up to high performance multi-port, redundant, multiple frequency range clock multipliers and regenerators. Network systems require very high precision, low jitter, clock sources. Our knowledge gained in developing the physical layer transceiver subsections provided us the technology to offer these high performance clock products. Traditionally, these clock sources have been implemented using expensive, bulky modules, numerous crystal sources, complicated discrete circuitry requiring numerous components, or hybrid IC/discrete solutions that offer limited functionality. The frequency agility, performance, and integration offered by these devices are key design features for our customer base.

• Optical port cards for SONET/SDH optical networking equipment • Networking test equipment • Short and long haul networking equipment

Satellite Radio Tuner

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

• Consumer and automotive satellite radios

General Purpose RF Synthesizer

A radio frequency, or RF, synthesizer generates high frequency signals that are used in wireless communications systems to select a particular radio channel. We provide general purpose RF Synthesizers for a variety of wireless communications devices, other than mobile handsets, including the industrial, science, medical (ISM) band applications and satellite radio applications. Our synthesizers are well-suited to meet the increasing requirement for highly-integrated electronics that reduce component count and consume less power.

• Satellite radio • Wireless local area networks • Cordless phones • Wireless headsets • Wireless LAN (802.11b) modems

During fiscal year 2004 and fiscal year 2003, sales of our mobile handset products and broad-based mixed-signal products each accounted for approximately 50% of our revenues.  During fiscal year 2002, sales of our mobile handset products and broad-based mixed-signal products accounted for 37% and 63% of our revenues, respectively.

CUSTOMERS, SALES AND MARKETING

We market our products to original equipment manufacturers (OEM) and other providers of applications in various markets through our direct sales force, a network of independent sales representatives, and electronics distributors.  Direct and distributor customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

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

Two of our distributors, Edom Technology and Uniquest, each selling products to customers in Asia, represented 20% and 12% of our fiscal 2004 revenues, respectively.  Distributors are not considered end customers, but rather serve as a sales channel to our end customers.  No other distributor accounted for 10% or more of revenues for fiscal 2004.

During fiscal 2004, our ten largest end customers accounted for 51% of our revenues.  We had one end customer, Samsung, which represented 17% of our revenues. No other single end customer accounted for more than 10% of our revenues. The following is a list of our largest end customers during fiscal 2004:

• Agere Systems
• Conexant
• Hughes Network Systems
• Intel
• LG Electronics
• Sagem
• Samsung
• Sendo
• Smart Link
• Thomson

We maintain five sales offices in North America.  We provide European sales support through our subsidiaries in the United Kingdom, France and Germany.  Our Asia Pacific sales are supported through our subsidiaries in Japan and Hong Kong, as well as sales offices in Korea, Taiwan and China.  Revenue is attributed to a geographic area based on the end customer’s shipped-to location.  The percentage of our revenues to customers located outside of the United States was 89% in fiscal 2004, 80% in fiscal 2003 and 79% in fiscal 2002.  In fiscal 2004, South Korea, Taiwan and China accounted for 28%, 16% and 10% of revenues, respectively.

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

Our marketing efforts are targeted at both identified industry leaders and emerging market participants. Direct marketing activities are supplemented by a focused marketing communications effort that seeks to raise awareness of our company and products.  Our public relations efforts are focused on leading trade and business publications. Our external website is used to deliver corporate information and product information.  We also pursue targeted advertising in key trade publications and we have a cooperative marketing program that allows our distributors and representatives to promote our products to their local markets in conjunction with their own advertising activities.  Finally we maintain a presence at strategic trade shows and industry events. These activities, in combination with direct sales activities, help drive demand for our products.

Due to the complex and innovative nature of our ICs, we employ experienced applications engineers who work closely with customers to support the design-win process, and can significantly accelerate the customer’s time required to bring a product to market. A design-win occurs when a customer has designed our ICs into its product architecture. A considerable amount of effort to assist the customer in incorporating our ICs into its products is typically required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers. The amount of time required to achieve a design-win can vary substantially depending on a customer’s development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Not all design wins ultimately result in revenue.  However, once a completed design architecture has been implemented and produced in high volumes, our customers are reluctant to significantly alter their designs due to this extensive design-win process.  We believe this process, coupled with our intellectual property protection, promotes relatively longer product life cycles for our ICs and high barriers to entry for competitive products, even if such competing products are offered at lower prices. Finally, our close collaboration with our customers provides us with knowledge of derivative product ideas or completely new product line offerings that may not otherwise arise in other new product discussions.

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

Research and development expenses were $74.9 million, $48.3 million and $32.0 million in fiscal 2004, 2003, and 2002, respectively.

TECHNOLOGY

Our product development process facilitates the design of highly-innovative, analog-intensive, mixed-signal ICs. Our senior engineers start the product development process by forming an understanding of our customers’ products and needs and then design alternatives with increased functionality and with decreasing power, size and cost requirements. Our engineers’ deep knowledge of existing and emerging standards and performance requirements help us to assess the technical feasibility of a particular IC. We target areas where we can provide compelling product improvements. Once we have solved the primary challenges, our field engineers continue to work closely with our customers’ design teams to maintain and develop an understanding of our customers’ needs, allowing us to formulate derivative products and refined features.

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

Designing analog ICs is significantly more complicated than designing digital ICs. While advanced software tools exist to help automate digital IC design, there are far fewer tools for advanced analog IC design. In many cases, our analog circuit design efforts begin at the fundamental transistor level. We believe that we have a demonstrated ability to design the most difficult analog and RF circuits using standard CMOS technologies. For example, our DAA product family replaces bulky, discrete modem components, such as transformers, relays and opto-isolators, with highly integrated CMOS mixed-signal ICs.  Similarly, bulky wireless phone components such as voltage controlled oscillators and intermediate frequency surface acoustic wave filters are replaced by our integrated CMOS frequency synthesizer and AERO transceiver products. Our design expertise in the technically challenging optical networking market has allowed us to reduce the number of supplemental components used in our customers’ products while providing lower levels of noise in the circuit operation.  This is a key technical consideration in high speed optical networks.

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

MICROCONTROLLER DESIGN EXPERTISE

As a result of the acquisition of Cygnal Integrated Products, we now have the required engineering talent and circuit integration methodologies to combine precision analog, high-speed digital, Flash memory and in-system programmability into a single, monolithic CMOS integrated circuit. Our microcontroller products are designed to capture an external analog signal, convert it to a digital signal, compute digital functions on the stream of data and then communicate the results through a standard digital interface. The ability to develop standard products with the broadest possible customer application base while being cost efficient with the silicon area of the monolithic CMOS integrated circuit requires a keen sense of customer value and engineering capabilities. Additionally, to manage the wide variety of signals on a monolithic piece of silicon including electrical noise, harmonics and other electronic distortions requires a fundamental knowledge of devices physics and accumulated design expertise.

UNDERSTANDING OF SYSTEMS TECHNOLOGY AND TRENDS

Our focused expertise in mixed-signal ICs is the result of the breadth of engineering talent we have assembled with experience working in analog-intensive CMOS design for a wide variety of applications. This expertise, which we consider a competitive advantage, is the foundation of our in-depth understanding of the technology and trends that impact electronic systems and markets. Our expertise includes:

•                  isolation, which is critical for existing and emerging telecom networks;

•                  frequency synthesis, which is core technology for wireless and clocking applications; and

•                  signal processing and precision analog, which forms the heart of consumer, industrial, medical and automotive electronics applications.

Our understanding of the role of analog/digital interfaces within electronic systems, standards evolution, and end market drivers enables us to identify product development opportunities and capitalize on market trends.

MANUFACTURING

As a fabless IC manufacturer, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products’ life cycles. We currently partner principally with Taiwan Semiconductor Manufacturing Co. (TSMC) to manufacture substantially all of our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then forwarded for final testing, either to our third-party test subcontractors or our facilities in Austin, Texas, prior to shipping to our customers. We have increasingly utilized offshore third-party test subcontractors, typically in Asia where the parts are assembled and where the products are frequently delivered to our customers.  During the fourth quarter of 2004, more than 90% of our units produced were tested by offshore third-party test subcontractors.  We expect that our utilization of offshore third-party test subcontractors will remain at this level during fiscal 2005.

BACKLOG

As of January 1, 2005, our backlog was approximately $69.9 million, compared to approximately $86.1 million as of January 3, 2004.  We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months.  Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Backlog from distributors is not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

COMPETITION

The markets for semiconductors generally, and for analog and mixed-signal ICs in particular, are intensely competitive. We believe the principal competitive factors in our industry are:

• Product size;
• Level of integration;
• Product capabilities;
• Reliability;
• Price;
• Performance;
• Intellectual property;
• Customer support;
• Reputation;
• Ability to rapidly introduce new products to market; and
• Power requirements.

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

We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. For example, the mobile handset markets may increasingly require compliance with Wideband Code Division Multiple Access (WCDMA) or EDGE standards, in addition to the GSM/GPRS standard. Our GSM/GPRS mobile handset products have accounted for substantially all of our mobile handset revenue to date. If we are not able to develop EDGE and/or WCDMA compliant products that gain similar acceptance, our mobile handset revenue and overall operating results would be adversely affected. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. Across our product offerings, we compete with Agere Systems, Atmel, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Freescale, Fujitsu, Infineon Technologies, Legerity, Maxim Integrated Products, Microchip, National Semiconductor, Philips, Renesas, RF Micro Devices, Semtech, Skyworks Solutions, Texas Instruments, Vitesse Semiconductor and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Our competitors may also offer bundled chipset kit arrangements offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. As the markets for electronic products grow, we also may face competition from traditional electronic device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products, including components within their products that would eliminate the need for our ICs, or by entering into strategic relationships with or acquiring other existing IC providers.

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

INTELLECTUAL PROPERTY

Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of January 1, 2005, we had more than 450 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. The patents and patent applications described above will expire at various times in the distant future.

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

EMPLOYEES

As of January 1, 2005, we employed 588 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our employee relations to be good.

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

Although we have generally experienced revenue growth in our recent history, we may not be able to sustain this growth.  We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate.  It is likely that in some future period our revenues or operating results will be below the expectations of public market analysts or investors.  If this occurs, our stock price may drop, perhaps significantly.  For example, our revenues in the third and fourth quarters of fiscal 2004 fell below analyst expectations and resulted in significant declines in our stock price.

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our revenues and operating results, including:

•                  the timing and volume of orders received from our customers;

•                  the timeliness of our new product introductions;

•                  the rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as “design wins”;

•                  the time lag and realization rate between “design wins” and production orders;

•                  the demand for, and life cycles of, the products incorporating our ICs;

•                  the rate of adoption of mixed-signal ICs in the markets we target;

•                  deferrals or reductions of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of ICs;

•                  changes in product mix;

•                  the average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing, especially with respect to our mobile handset products;

•                  changes in market standards;

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During fiscal 2004, our ten largest customers accounted for 51% of our revenues.  We had one customer, Samsung, which represented 17% of our revenues.  No other single customer accounted for more than 10% of our revenues during fiscal 2004.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

•                  we do not have material long-term purchase contracts with our customers;

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

While we have been a significant supplier of the direct access arrangement, or DAA, ICs used in many of our customers’ soft modem DAA products and have also been a substantial supplier of transceivers to Samsung and other major GSM handset manufacturers, our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which would increase their negotiating leverage with us and protect their ability to secure these components.  We believe that any expansion of our customers’ supplier bases could have an adverse effect on the prices we are able to charge and volume of product that we are able to sell to our customers, which would negatively affect our revenues and operating results.

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

We are particularly dependent on sales of our mobile handset products, which constituted 50% of our total revenues in fiscal 2004 and fiscal 2003.  In particular, our Aero Transceiver mobile handset product and its subsequent derivatives represented approximately 50% of our total revenues in fiscal 2004 and approximately 40% of our total revenues in fiscal 2003.  If the market for the Aero Transceiver or the market for GSM/GPRS mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

IF WE ARE UNABLE TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE IN A TIMELY MANNER, OUR OPERATING RESULTS AND COMPETITIVE POSITION COULD BE HARMED

Our future success will depend on our ability to reduce our dependence on a few products by developing new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner.  The development of mixed-signal ICs is highly complex, and we have experienced delays in completing the development and introduction of new products and product enhancements.  Successful product development and market acceptance of our products depend on a number of factors, including:

•                  changing requirements of customers;

•                  accurate prediction of market and technical requirements, such as any shift of GSM/GPRS to EDGE and WCDMA;

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

We cannot provide any assurance that products which we recently have developed or may develop in the future will achieve market acceptance.  We have introduced to market or are in development of many ICs.  If our ICs fail to achieve market acceptance, or if we fail to develop new products on a timely basis that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the year ended January 1, 2005 was $74.9 million, or 16.4% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard.  We believe this market is now in the early stages of adopting the EDGE and/or WCDMA standards, which allow for enhanced data generation and transmission using mobile handsets.  Forecasters expect the EDGE and WCDMA markets to develop and expand in 2005 and 2006.  In July 2004, we extended our Aero family to meet the EDGE standard with the Aero EDGE Radio.  However, we cannot be certain that the use of this technology will not change in the future and thereby make our products unsuitable.  Furthermore, we cannot be certain that any product we develop for these standards will achieve market acceptance.

WE HAVE INCREASED OUR INTERNATIONAL ACTIVITIES SIGNIFICANTLY AND PLAN TO CONTINUE SUCH EFFORTS, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS INCLUDING INCREASED LOGISTICAL AND FINANCIAL COMPLEXITY, POLITICAL INSTABILITY AND CURRENCY FLUCTUATIONS

We recently established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and the Pacific Rim region.  This has included the establishment of a headquarters in Singapore for non-U.S. operations.  The percentage of our revenues to customers located outside of the United States was 89% in fiscal 2004, 80% in fiscal 2003 and 79% in fiscal 2002.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

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

FAILURE TO MANAGE OUR DISTRIBUTION CHANNEL RELATIONSHIPS COULD IMPEDE OUR FUTURE GROWTH

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships.  As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts.  For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor.  The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth.  In addition, relationships with our distributors often involve the use of price protection and inventory return rights.  This often requires a significant amount of sales management’s time and system resources to manage properly.

WE ARE SUBJECT TO INCREASED INVENTORY RISKS AND COSTS BECAUSE WE BUILD OUR PRODUCTS BASED ON FORECASTS PROVIDED BY CUSTOMERS BEFORE RECEIVING PURCHASE ORDERS FOR THE PRODUCTS

In order to ensure availability of our products for some of our largest customers, we start the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers.  However, these forecasts do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to the customer.  As a result, we incur inventory and manufacturing costs in advance of anticipated sales.  Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs, increased obsolescence and increased operating costs.  These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers or hold component inventory levels greater than their consumption rate because this causes us to have less visibility regarding the accumulated levels of inventory for such customers.  A resulting write-off of unusable or excess inventories would adversely affect our operating results.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN ERRORS WHICH COULD LEAD TO PRODUCT LIABILITY, AN INCREASE IN OUR COSTS AND/OR A REDUCTION IN OUR REVENUES

Our products are complex and may contain errors, particularly when first introduced or as new versions are released.  We rely primarily on our in-house testing personnel to design test operations and procedures to detect any errors prior to delivery of our products to our customers.  Because our products are manufactured by third parties, should problems occur in the operation or performance of our ICs, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers.  These errors also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.  Any defects could require product replacement or recall or we could be obligated to accept product returns.  Any of the foregoing could impose substantial costs and harm our business.

Product liability claims may be asserted with respect to our products.  Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated.  A defect or failure in our product could cause failure in our customer’s end-product, so we could face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved.  Furthermore, product liability risks are particularly significant with respect to medical and automotive applications because of the risk of serious harm to users of these products.  There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

An increasing number of our new product developments are being designed in even more complex processes.  For example, our Aero II was designed in a .13 micron CMOS process, which adds cost, complexity and elements of experimentation and development, particularly in the area of advanced mixed-signal design.

OUR CUSTOMERS REQUIRE OUR PRODUCTS TO UNDERGO A LENGTHY AND EXPENSIVE QUALIFICATION PROCESS WITHOUT ANY ASSURANCE OF PRODUCT SALES

Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer’s system as well as rigorous reliability testing.  This qualification process may continue for six months or longer.  However, qualification of a product by a customer does not ensure any sales of the product to that customer.  Even after successful qualification and sales of a product to a customer, a subsequent revision to the IC, changes in its manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory.  After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products.  We are experiencing this lengthy introduction to volume production cycle time with our CMOS Power Amplifier, which was introduced in the early part of fiscal 2004 and is not expected to contribute to our revenues prior to the second half of fiscal 2005.  Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales.  If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 486 employees at the end of fiscal 2003 to 588 employees at the end of fiscal 2004.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements.  While we believe that we are in compliance with all Sarbanes-Oxley Act requirements today, as our business grows our internal management systems and processes will need to improve to ensure that we remain in compliance.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, our business could be materially and adversely affected.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities.  The Cygnal acquisition and other acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

•                  risks associated with the transfer of licenses of intellectual property;

•                  potential loss of key employees of the acquired company; and

•                  potential impairment of related goodwill and intangible assets.

In connection with the Cygnal acquisition, we are obligated to potentially issue up to a maximum of 1,290,963 additional shares of our common stock based upon the achievement of product revenue milestones (of which approximately 369,000 shares have been issued thus far), which could distract our management and employees and lead to disputes with former Cygnal stockholders.  Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

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

•                  the loss of, or decrease in sales to, one or more key customers;

•                  a large sale of stock by a significant shareholder;

•                  dilution from the issuance of our stock in connection with acquisitions;

•                  departures of key personnel; and

•                  the required expensing of stock options under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), SHARE-BASED PAYMENT.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 17% of our revenues in fiscal 2004.  North Korea’s decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings have created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties.  The exploratory nature of these inquiries has become relatively common in the semiconductor industry.  We respond when appropriate and as advised by legal counsel.  We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future.  For example, in April 2003, we paid $17 million to settle patent infringement claims brought against us by TDK Semiconductor Corporation (TDK).  In February 2004, we filed a lawsuit against a former employee and Axiom Microdevices alleging theft of trade secrets.  In September 2004, we added claims for patent infringement to such suit.  In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers.  Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights.  Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us.  Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention.  Most intellectual property litigation also could force us to take specific actions, including:

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

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT OUR REVENUES AND GROSS PROFITS

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices, particularly for mobile handset products.  We have reduced the average unit price of our products in anticipation of or in response to competitive pricing pressures, new product introductions by us or our competitors and other factors.  If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes and reducing production costs, our gross profits and revenues will suffer.  To maintain our gross profit percentage, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs.  Our failure to do so would cause our revenues and gross profit percentage to decline.

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  Across all of our product areas, we compete with Agere Systems, Atmel, AMCC, Analog Devices, Broadcom, Conexant, Cypress, ESS, Freescale, Fujitsu, Infineon Technologies, Legerity, Maxim Integrated Products, Microchip, National Semiconductor, Philips, Renesas, RF Micro Devices, Semtech, Skyworks Solutions Inc., Texas Instruments, Vitesse Semiconductor and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies.  Some of our customers, such as Agere Systems, Broadcom, Intel, Motorola, Samsung and Texas Instruments, are also large, established semiconductor suppliers.  Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.  For example, in May 2003, Conexant acquired PC-Tel’s modem business.  In the future, Conexant may seek to supplant our silicon DAA products that have historically been incorporated in PC-Tel’s products with Conexant’s own competing DAA product.  In 2004, Motorola separated its semiconductor operations into Freescale Semiconductor, a publicly traded company focused on communications and integrated electronic systems.  As an additional example, in February 2004, Conexant and GlobespanVirata merged to form a company focused on communication semiconductors.  This combined entity will focus on all broadband applications and may compete with our DAA, ISOmodem and asymmetric digital subscriber line (ADSL) product lines.

OUR PRODUCTS MUST CONFORM TO INDUSTRY STANDARDS AND TECHNOLOGY IN ORDER TO BE ACCEPTED BY END USERS IN OUR MARKETS

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

Products for communications applications are based on industry standards that are continually evolving.  For example, GSM mobile handsets now commonly use the GPRS specification for enabling data communications.  Certain suppliers are now offering mobile handset devices utilizing the WCDMA protocol to support higher data communication rates on WCDMA networks.  We do not currently have a WCDMA mobile handset product.  Other suppliers, including us, are now offering mobile handset devices utilizing the EDGE protocol to support higher data communication rates on GSM networks.  Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards.  The emergence of new industry standards could render our products incompatible with products developed by other suppliers.  As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards.  If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins.

Our pursuit of necessary technological advances may require substantial time and expense.  We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance.  If our ICs fail to achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

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

Item 2.    Properties

Our primary facilities, housing test operations, sales and marketing, research and development, and administration, are located in Austin, Texas.  These facilities consist of approximately 200,000 square feet of leased floor space with lease terms expiring at various dates through April 2010. In addition to these properties, we lease facilities in New Hampshire for engineering activities and various other smaller locations throughout the United States, England, France, Germany, Japan, Singapore, Hong Kong, Malaysia, Korea, Taiwan and China for sales, marketing, administrative, design and manufacturing support activities.

We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.    Legal Proceedings

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.  We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of us and the individual defendants for the conduct alleged in the action to be wrongful.  We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  We anticipate that our potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.  We are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers.  Our carriers appear to be solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, we do not expect that the settlement would involve any material payment by us.  Furthermore, even if our insurance were unavailable due to insurer insolvency or otherwise, we expect that our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.  The settlement agreement has been submitted to the Court for approval.  Approval by the Court cannot be assured.  We are unable to determine whether or when a settlement will occur or be finalized.  As approval by the Court cannot be assured, we are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations or financial condition.

Trade Secret and Patent Infringement Litigation

On February 17, 2004, we filed a lawsuit against a former employee and Axiom Microdevices Inc., a California corporation, in the United States District Court for the Western District of Texas, Austin Division, alleging theft of trade secrets by the individual and Axiom.  The lawsuit also alleges that the employee breached his ethical, contractual and fiduciary obligations to us by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with the employee’s contractual obligations to us.  On September 14, 2004, we added claims for infringement of United States Patents 6,549,071 and 6,788,141 to the pending suit.  The patents relate to our proprietary technology for CMOS RF power amplifiers.  At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

Other Litigation

We are involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on the consolidated financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq National Market under the symbol “SLAB” since our initial public offering on March 23, 2000.  The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by the Nasdaq National Market.  As of January 1, 2005, the end of our 2004 fiscal year, there were 343 holders of record of our common stock.

	HIGH	LOW
Fiscal Year Ended January 3, 2004
First Quarter	$30.27	$18.89
Second Quarter	32.56	24.22
Third Quarter	53.01	26.10
Fourth Quarter	58.88	39.61

Fiscal Year Ended January 1, 2005
First Quarter	$59.92	$44.00
Second Quarter	59.45	42.88
Third Quarter	43.95	29.02
Fourth Quarter	37.50	26.89

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future.  We currently expect to retain any future earnings to fund the operation and expansion of our business.

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.  A total of 3,680,000 shares of common stock were registered.  We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate.  The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc.  The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share.  The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million.  We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000.  Another $4.3 million was used to pay off equipment loans provided by Imperial Bank.  We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000.  In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions.  In December 2003, we paid $0.9 million in direct acquisition costs for professional and legal fees related to the acquisition of Cygnal.  As of January 1, 2005, the remaining proceeds were invested in short-term, investment-grade interest-bearing instruments.

No securities were repurchased during the fourth quarter of fiscal 2004.

Item 6.    Selected Consolidated Financial Data

The selected consolidated balance sheet data as of fiscal year ended 2004 and 2003 and the selected consolidated statements of operations data for fiscal 2004, 2003 and 2002 have been derived from the audited consolidated financial statements included in this Form 10-K. The selected consolidated balance sheet data as of fiscal year ended 2002, 2001 and 2000 and the selected consolidated statements of operations data for fiscal 2001 and 2000 have been derived from audited consolidated financial statements not included in this Form 10-K.  You should read this selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes to those statements included in this Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Fiscal Year
	2004	2003	2002	2001	2000
	(in thousands, except per share data)

Revenues	$456,225	$325,305	$182,016	$74,065	$103,103
Cost of revenues	206,230	162,173	79,939	31,930	35,601

Gross profit	249,995	163,132	102,077	42,135	67,502
Operating expenses:
Research and development	74,917	48,296	32,001	28,978	19,419
Selling, general and administrative	64,156	42,836	33,877	20,056	17,648
Write off of in-process research & development	—	1,600	—	—	394
Goodwill amortization	—	—	—	4,187	3,307
Impairment of goodwill and other intangible assets	—	—	37	34,885	—
Amortization of deferred stock compensation	4,237	4,986	5,173	5,276	3,761
Operating expenses	143,310	97,718	71,088	93,382	44,529
Operating income (loss)	106,685	65,414	30,989	(51,247)	22,973
Other income (expense):
Interest income	3,054	1,368	1,582	3,624	3,964
Interest expense	(311)	(49)	(617)	(751)	(1,162)
Other income (expense), net	2,148	(537)	(647)	(2)	74
Income (loss) before income taxes	111,576	66,196	31,307	(48,376)	25,849
Provision (benefit) for income taxes	34,883	21,480	10,590	(2,803)	11,832
Net income (loss)	$76,693	$44,716	$20,717	$(45,573)	$14,017
Net income (loss) per share:
Basic	$1.49	$0.92	$0.44	$(0.99)	$0.37
Diluted	$1.39	$0.86	$0.41	$(0.99)	$0.29
Weighted-average common shares outstanding:
Basic	51,471	48,850	47,419	45,914	38,326
Diluted	54,983	52,288	50,811	45,914	48,788

CONSOLIDATED BALANCE SHEET DATA:

	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000
			(in thousands)
Cash, cash equivalents and short-term investments	$277,106	$190,313	$115,166	$101,248	$96,438
Working capital	294,557	202,712	122,354	106,556	103,347
Total assets	484,402	378,095	197,065	145,021	184,840
Long-term obligations and other liabilities	2,570	9,962	949	3,817	5,125
Total stockholders’ equity	399,484	287,205	155,722	125,407	162,951

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-K.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” UNDER ITEM 1 FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL 2004 HAD 52 WEEKS AND ENDED ON JANUARY 1, 2005.  FISCAL 2003 HAD 53 WEEKS WITH THE EXTRA WEEK OCCURRING IN THE FOURTH QUARTER OF THE YEAR AND ENDED ON JANUARY 3, 2004.  FISCAL 2002 HAD 52 WEEKS AND ENDED ON DECEMBER 28, 2002.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), satellite radios and networking equipment.  We also offer a family of 8-bit microcontrollers (MCUs) for use in a broad array of applications such as industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment.  Our major customers include Agere Systems, Conexant, Hughes Network Systems, Intel, LG Electronics, Sagem, Samsung, Sendo, Smart Link and Thomson.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 588 at the end of fiscal 2004, from 486 employees at the end of fiscal 2003 and 364 employees at the end of fiscal 2002.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-parties in Asia to assemble, package, and, in the substantial majority of cases, test these die and ship these units to our customers.  We have increased the amount of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.  We implemented supply chain management software during fiscal 2003 which improved our ability to scale our operations, reduced our inventory requirements and improved the quality of our shipment scheduling commitments with our customers through improved efficiency.

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

We group our products into two categories, mobile handset products and broad-based mixed-signal products.  Mobile handset products include the Aero Transceivers, to the extent incorporated into handsets, the RF Synthesizers and the Power Amplifier. Broad-based mixed-signal products include our silicon DAA, ISOmodem, ProSLIC, satellite tuner, DSL analog front end, clock chips, optical transceivers and clock & data recovery ICs (CDRs), general purpose RF Synthesizers for non-handset applications, as well as the microcontroller products.

During fiscal 2004, 2003 and 2002, one customer, Samsung, represented 17%, 21% and 16% of our revenues, respectively.  No other single end customer accounted for more than 10% of our revenues in any of these years.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Uniquest, each selling products to customers in Asia, represented 20% and 12% of our fiscal 2004 revenues, respectively.  There was one distributor, Edom Technology, which accounted for 13% of our total revenues during fiscal 2003.  Two of our distributors, Uniquest and Edom Technology, represented 20% and 16% of our fiscal 2002 revenues, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal years 2004, 2003 or 2002.

The percentage of our revenues derived from customers located outside of the United States was 89% in fiscal 2004, 80% in fiscal 2003 and 79% in fiscal 2002.  This percentage increase in the two most recent years reflects our product and customer diversification and increased market penetration for our products, as many of our mobile handset, and increasingly, broad-based mixed-signal customers manufacture and design their products in Asia.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Because many of our ICs are designed for use in consumer products such as personal computers (PCs), personal video recorders, set-top boxes and mobile handsets, we expect that the demand for our products will be typically subject to some degree of seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand.  However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

The following describes the line items set forth in our consolidated statements of income:

REVENUES.  Revenues are generated almost exclusively by sales of our ICs.  We recognize revenue on sales when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.  Generally, we recognize revenue from product sales direct to customers and contract manufacturers upon shipment. Certain of our sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, we defer the revenue and cost of revenue on such sales until the distributors sell the product to the end customer.  Our products typically carry a one-year replacement warranty.  Replacements have been insignificant to date.  Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products.  The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products.  These discounts are made for a variety of reasons, including: 1) to establish a relationship with a new customer, 2) as an incentive for customers to purchase products in larger volumes, and 3) to provide profit margin to our distributors who resell our products or in response to competition.  In addition, as a product matures, we expect that the average selling price for such product will decline due to the greater availability of competing products.  Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products.

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

WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT.  Write off of in-process research & development reflects the write off of in-process research and development costs which we acquired in connection with our acquisition of Cygnal in fiscal 2003 and Krypton Isolation, Inc.  (Krypton) in fiscal 2000.

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

INTEREST INCOME.  Interest income reflects interest earned on average cash, cash equivalents and investment balances.  We generally invest in tax-exempt short-term investments which yield lower nominal interest proceeds.

INTEREST EXPENSE.  Interest expense consists of interest on our short and long-term obligations.

OTHER INCOME (EXPENSE), NET.  Other income (expense), net primarily reflects our share of income and losses related to our equity investments and the gain on the disposal of fixed assets.

PROVISION FOR INCOME TAXES.  We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and interest income from tax-exempt short-term investments.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of income data as a percentage of revenues for the periods indicated:

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002

Revenues	100.0%	100.0%	100.0%
Cost of revenues	45.2	49.9	43.9
Gross profit	54.8	50.1	56.1

Operating expenses:
Research and development	16.4	14.8	17.6
Selling, general and administrative	14.1	13.2	18.6
Write-off of in-process research & development	—	0.5	—
Impairment of goodwill and other intangible assets	—	—	0.0
Amortization of deferred stock compensation	0.9	1.5	2.8
Operating expenses	31.4	30.0	39.0
Operating income	23.4	20.1	17.1
Other income (expense):
Interest income	0.7	0.4	0.9
Interest expense	(0.1)	(0.0)	(0.4)
Other income (expense), net	0.4	(0.2)	(0.4)
Income before income taxes	24.4	20.3	17.2
Provision for income taxes	7.6	6.6	5.8
Net income	16.8%	13.7%	11.4%

COMPARISON OF FISCAL 2004 TO FISCAL 2003

REVENUES

	Year Ended
(in millions)	January 1, 2005	January 3, 2004	Change	% Change
Revenues	$456.2	$325.3	$130.9	40.2%

The year over year increase in revenues during fiscal 2004 was primarily attributable to significant growth in both our mobile handset and broad-based mixed-signal product groups.

Mobile Handsets:  Mobile handset revenues were $228.8 million or 50.1% of total revenues in fiscal 2004.  Compared to the prior year, revenues increased $65.8 million or 40.4%.  Growth in the sales of our mobile handset products were driven by increased unit sales of our Aero Transceiver family of products reflecting the increased demand and market share gains driven largely by Asian mobile handset customers.  Unit sales of our mobile handset products increased year over year by 38.3%.  In addition, average selling prices in this area increased year over year by 1.5%.

Broad-Based Mixed-Signal:  Broad-based mixed-signal revenues were $227.3 million or 49.8% of total revenues in fiscal 2004.  Compared to the prior year, revenues increased $65.2 million or 40.2%.  Growth in the sales of our broad-based mixed-signal products were primarily driven by increased unit sales of our: (1) ISOmodems reflecting growth in demand and market share gains primarily in the set-top box and personal video recorder market segments; (2) microcontrollers, a new business that we acquired in the fourth quarter of fiscal 2003 which contributed revenues of $19.4 million in fiscal 2004; (3) ProSLICs reflecting growth in demand and market share gains in the voice-over-internet protocol (VOIP) market segment; and (4) DAAs reflecting growth in demand in voice applications, such as VOIP, and modems for personal computers.  Unit sales of broad-based mixed-signal products increased year over year by 18.1%.  In addition, average selling prices in this area increased year over year by 18.7% reflecting the change in mix in this area towards higher priced items.

As our products become more mature, we expect to experience decreases in average selling prices in the future.  Our revenues will be dependent on our ability to increase sales volumes and introduce higher priced, next generation products and product extensions.

GROSS PROFIT

	Year Ended
(in millions)	January 1, 2005	January 3, 2004	Change	% Change
Gross Profit	$250.0	$163.1	$86.9	53.2%
Percent of revenue	54.8%	50.1%

The year over year increase in gross profit dollars for fiscal 2004 was primarily due to the substantial increase in sales volumes in both our mobile handset and broad-based mixed-signal product groups. The increase in gross profit percentage in fiscal 2004 was primarily due to the absence of any significant one-time charges such as the $15.3 million charge associated with a patent litigation settlement recorded during the first fiscal quarter of 2003.

We expect to experience declines in the average selling prices of our mobile handset products and certain of our broad-based mixed-signal products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and continue to gain market share with our broad-based mixed-signal ICs; and 2) achieve lower production costs from our wafer foundries and third-party assembly and test sub-contractors.

RESEARCH AND DEVELOPMENT

	Year Ended
(in millions)	January 1, 2005	January 3, 2004	Change	% Change
Research and development	$74.9	$48.3	$26.6	55.1%
Percent of revenue	16.4%	14.8%

The year over year increase in research and development expense for fiscal 2004 was principally due to increased staffing, including personnel related to our acquisition of Cygnal, and associated occupancy and other costs to pursue new product development opportunities, and to continue to develop new testing methodologies for newly introduced and existing products.  Some of our more significant development projects in the mobile-handset product area included a power amplifier, a single chip transceiver, and an EDGE compliant radio.  Significant development projects in the broad-based mixed-signal product area included the F350 and F064 microcontrollers integrating analog-to-digital converters targeting precision measurement applications.  All of these development projects have either been completed or are scheduled to be completed over the next twelve months.

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

SELLING, GENERAL AND ADMINISTRATIVE

	Year Ended
(in millions)	January 1, 2005	January 3, 2004	Change	% Change

Selling, general and administrative	$64.2	$42.8	$21.4	49.8%
Percent of revenue	14.1%	13.2%

The increase in the dollar amount of selling, general and administrative expense was principally attributable to: (1) an increase of approximately $3.2 million for sales commissions and bonuses associated with our increased revenue levels; (2) an increase of approximately $3.1 million for personnel associated with our acquisition of Cygnal; (3) an increase of approximately $2.9 million for increased staffing and associated costs related to the expansion of our internal information technology and services support organization; (4) an increase of approximately $2.6 million for increased staffing and associated costs associated with the geographical expansion of our sales support organization in Asia and Europe; (5) an increase of approximately $2.4 million in legal, consulting and auditing fees which were primarily driven by activities related to the establishment of a headquarters for non-U.S. operations in Singapore and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act; and (6) an increase of approximately $2.0 million for increased staffing and associated costs related to product marketing and marketing applications activities associated with our mobile handset products.  We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential significant variability in our future revenues; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) fluctuating legal costs related to litigation and intellectual property matters.

WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT

	Year Ended
(in millions)	January 1, 2005	January 3, 2004	Change
Write off of in-process research & development	$—	$1.6	$(1.6)

We wrote off in-process research and development in fiscal 2003 related to our acquisition of Cygnal.  We did not have any such write-offs in fiscal 2004.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

	Year Ended
(in millions)	January 1, 2005	January 3, 2004	Change
Amortization of deferred stock compensation	$4.2	$5.0	$(0.8)

The decrease in the dollar amounts of amortization of deferred stock compensation is primarily related to the expiration of amortization on certain grants in which the deferred stock compensation has become fully amortized because the grants have become fully vested.

INTEREST INCOME

	Year Ended
(in millions)	January 1, 2005	January 3, 2004	Change
Interest income	$3.1	$1.4	$1.7

The increase in the dollar amount of interest income was due to a greater amount of cash and short-term investments balances during the year ended January 1, 2005 and due to an increase in the interest rates of the underlying instruments during fiscal 2004.

INTEREST EXPENSE

	Year Ended
(in millions)	January 1, 2005	January 3, 2004	Change
Interest expense	$(0.3)	$(0.0)	$(0.3)

The increase in the dollar amount of interest expense during the most recent period was due to accrued interest associated with software license agreements.

OTHER INCOME (EXPENSE), NET

	Year Ended
(in millions)	January 1, 2005	January 3, 2004	Change
Other income (expense), net	$2.1	$(0.5)	$2.6

The increase in the dollar amount of other income for the most recent period was primarily due to gains on the sale of test equipment.

PROVISION FOR INCOME TAXES

	Year Ended
(in millions)	January 1, 2005	January 3, 2004	Change
Provision for income taxes	$34.9	$21.5	$13.4
Effective tax rate	31.3%	32.4%

The effective tax rates differ from the federal statutory rate of 35% due to the impact of research and development tax credits, state taxes, tax-advantaged interest income and other permanent items.

We anticipate the effective tax rate for fiscal 2005 to be approximately 20% due to our recent completion of an alignment of our financial structure with our international operational structure.  However, due to the variability of business conditions, the relative mix in earnings between the U.S. and international operations, and other risks, this effective tax rate may not be realized.  Our U.S. earnings are typically taxed at a higher rate than our international earnings.

COMPARISON OF FISCAL 2003 TO FISCAL 2002

REVENUES

	Year Ended
(in millions)	January 3, 2004	December 28, 2002	Change	% Change
Revenues	$325.3	$182.0	$143.3	78.7%

The increase in revenues from fiscal 2002 to fiscal 2003 was primarily attributable to significant growth in the volume of sales for our Aero Transceiver used in GSM mobile handsets and ISOmodem products used in satellite set top boxes, primarily reflecting gains in market share and an increase in the overall market size.  We saw significant growth in the sales of our DAA products, primarily reflecting an increase in the overall market demand for these products and strength in mobile notebook computer modems.  During fiscal 2003, we experienced normal decreases in the average selling prices for certain products.  However, these price decreases were offset by the significant increases in sales volumes for our products and the introduction of higher priced next generation products and product extensions.

GROSS PROFIT

	Year Ended
(in millions)	January 3, 2004	December 28, 2002	Change	% Change
Gross profit	$163.1	$102.1	$61.0	59.8%
Percent of revenue	50.1%	56.1%

The increase in gross profit dollars from fiscal 2002 to fiscal 2003 was primarily due to the substantial increase in sales volume. The decrease in gross margin percentage from fiscal 2002 to fiscal 2003 was primarily due to (1) a $15.3 million charge associated with a patent litigation settlement in fiscal 2003; (2) a greater portion of our sales being comprised of our lower margin mobile handset products; and (3) a $0.8 million impairment charge associated with test equipment held for sale.

RESEARCH AND DEVELOPMENT

	Year Ended
(in millions)	January 3, 2004	December 28, 2002	Change	% Change
Research and development	$48.3	$32.0	$16.3	50.9%
Percent of revenue	14.8%	17.6%

The increase in the dollar amount of research and development expense from fiscal 2002 to fiscal 2003 was principally due to increased staffing and associated costs to pursue new product development opportunities, and continue to develop new testing methodologies for newly introduced and existing products.  As a percentage of revenues, research and development expense decreased due to the substantial increase in revenues in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE

	Year Ended
(in millions)	January 3, 2004	December 28, 2002	Change	% Change
Selling, general and administrative	$42.8	$33.9	$8.9	26.4%
Percent of revenue	13.2%	18.6%

The increase in the dollar amount of selling, general and administrative expense from fiscal 2002 to fiscal 2003 was principally attributable to increased staffing and associated costs, sales commissions associated with our higher revenues and the conversion of our largest customer account, Samsung, from a non-commission bearing distributor account to a commission bearing direct account, and employee bonuses resulting from increased earnings. This increase was partially offset by lower patent litigation-related legal costs following settlement of the TDK litigation.

WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT

	Year Ended
(in millions)	January 3, 2004	December 28, 2002	Change
Write off of in-process research & development	$1.6	$—	$1.6

We wrote off in-process research and development in fiscal 2003 related to our acquisition of Cygnal.  We did not have any write-offs in fiscal 2002.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

We did not recognize any impairment of goodwill and other intangible assets during fiscal 2003.  During fiscal 2002, we wrote off $37 thousand, which represented the remaining goodwill related to the fiscal 2000 acquisition of Krypton.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

	Year Ended
(in millions)	January 3, 2004	December 28, 2002	Change
Amortization of deferred stock compensation	$5.0	$5.2	$(0.2)

The decrease in the dollar amounts of amortization of deferred stock compensation in fiscal 2003 was primarily related to the expiration of amortization on certain grants in which the deferred stock compensation has become fully amortized because the grants have become fully vested.

INTEREST INCOME

	Year Ended
(in millions)	January 3, 2004	December 28, 2002	Change
Interest income	$1.4	$1.6	$(0.2)

The decrease in the dollar amount of interest income in fiscal 2003 was generally due to lower interest rates on cash and short-term investments balances during the current year and our transition to tax-exempt investments which bear even lower interest rates.

INTEREST EXPENSE

	Year Ended
(in millions)	January 3, 2004	December 28, 2002	Change
Interest expense	$(0.0)	$(0.6)	$0.6

The decrease in interest expense was primarily due to lower debt, lease and other long-term payable balances during fiscal 2003.

OTHER INCOME (EXPENSE), NET

	Year Ended
(in millions)	January 3, 2004	December 28, 2002	Change
Other income (expense), net	$(0.5)	$(0.6)	$0.1

Other expense primarily reflects our share of the losses in our investment in ASIC Design Services, Inc.

PROVISION FOR INCOME TAXES

	Year Ended
(in millions)	January 3, 2004	December 28, 2002	Change
Provision for income taxes	$21.5	$10.6	$10.9
Effective tax rate	32.4%	33.8%

PROVISION FOR INCOME TAXES.  The effective tax rates differ from the federal statutory rate of 35% due to the impact of research and development tax credits, state taxes, tax-advantaged interest income and other permanent items.

BUSINESS OUTLOOK

We expect revenues in the first quarter of fiscal 2005 to be in the range of $101 million to $105 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.25 to $0.28.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of January 1, 2005 consisted of $277.1 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal and corporate debt securities that have initial maturities of less than one year.

Net cash provided by operating activities was $96.3 million during fiscal 2004, compared to net cash provided of $71.9 million during fiscal 2003.  The increase was principally due the higher sales volumes and net income during fiscal 2004 and the absence of any significant one-time payments in fiscal 2004 such as the $15.3 million payment associated with a patent litigation settlement made during fiscal 2003.  Operating cash flows during fiscal 2004 reflect our net income of $76.7 million, adjustments for non-cash items (depreciation, amortization, gain on disposal of property, equipment and software and tax benefits associated with the exercise of stock options) of $28.3 million, and a net increase in the components of our working capital of $8.7 million.

Net cash used in investing activities was $58.1 million during fiscal 2004, compared to net cash used of $11.2 million during fiscal 2003.  The increase was principally due to an increase of $37.6 million in net purchases of short-term investments, a $5.5 million decrease in the net cash acquired from acquisition of business activity and a $3.8 million increase in net purchases of property, equipment and software and other assets.

We anticipate capital expenditures of approximately $25 million for fiscal 2005.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $13.0 million during fiscal 2004, compared to net cash provided of $16.7 million during fiscal 2003.  The decrease in cash flows from financing activities during fiscal 2004 was principally due to lower proceeds from the exercise of employee stock options.

In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as purchase orders, leases and other long-term contracts.  Maturities under these contracts are set forth in the following table as of January 1, 2005, (in thousands):

	Payments due by period
	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations (1)	$3,503	$3,365	$2,124	$1,172	$1,329	$581
Purchase obligations (2)	25,153	403	—	—	—	—
Other long-term obligations	—	993	—	—	—	—

(1)             Operating lease obligations include amounts for leased facilities.

(2)             Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities.  We believe our existing cash and short-term investment balances are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time.  We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

Income Taxes – We are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.  Further, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax.  We believe adequate provisions for income taxes have been made for all periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (SFAS 151).  SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS 123 (revised 2004), SHARE-BASED PAYMENT, (SFAS 123R).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R.  We have not yet determined which fair-value method and transitional provision we will follow.  However, we expect that the adoption of SFAS 123R will have a significant impact on our results of operations.  We do not expect the adoption of SFAS 123R will impact our overall financial position.  See STOCK-BASED COMPENSATION in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

In December 2004, the FASB issued SFAS 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29 (SFAS 153).  The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash, cash equivalents and short-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our cash, cash equivalents and short-term investments holdings as of January 1, 2005, an immediate one-percentage point decline in the yield for such instruments would decrease our annual interest income by approximately $2.8 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 1, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment we believe that, as of January 1, 2005, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our assessment of our internal control over financial reporting. This report appears on page F-1.

Item 9B. Other Information

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

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal 1 — Election of Directors”, “Executive Compensation”, “Compliance with Section 16(a) of the Securities Exchange Act of 1934.” and “Code of Ethics.”

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

Item 15.  Exhibits and Financial Statement Schedules

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

(b)                                 Exhibits

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

3.2	*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

Exhibit Number

4.	1*	Specimen certificate for shares of common stock filed as Exhibit 4.1 to the IPO Registration Statement.

10.	1*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.	2*

Silicon Laboratories Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-60794) filed on May 11, 2001).

10.	3	Form of Stock Option Agreement and Notice of Grant of Stock Option under Registrant’s 2000 Stock Incentive Plan.

10.	4	Form of Addendum to Stock Option Agreement under Registrant’s 2000 Stock Incentive Plan.

10.	5	Form of Stock Issuance Agreement under Registrant’s 2000 Stock Incentive Plan.

10.	6	Form of Addendum to Stock Issuance Agreement under Registrant’s 2000 Stock Incentive Plan.

10.	7*	Silicon Laboratories Inc. Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement).

10.	8*	Lease Agreement dated June 26, 1998 by and between Silicon Laboratories Inc. and S.W. Austin Office Building Ltd. (filed as Exhibit 10.5 to the IPO Registration Statement).

10.	9*	Lease Agreement dated October 27, 1999 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture (filed as Exhibit 10.6 to the IPO Registration Statement).

10.	10*

Lease Agreement dated June 29, 2000 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture. (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.	11*	Silicon Laboratories Inc. 2005 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2005).

21		Subsidiaries of the Registrant.

23.	1	Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on signature page to this Form 10-K).

31.	1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 14, 2005.

SILICON LABORATORIES INC.
(Registrant)

By:	/s/ Daniel A. Artusi
Daniel A. Artusi
Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel A. Artusi and Russell J. Brennan, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Navdeep S. Sooch	Chairman of the Board	February 14, 2005
Navdeep S. Sooch
Chief Executive Officer,
/s/ Daniel A. Artusi	President and Director	February 14, 2005
Daniel A. Artusi	(principal executive officer)

Vice President and Chief
/s/ Russell J. Brennan	Financial Officer	February 14, 2005
Russell J. Brennan	(principal financial and accounting officer)

/s/ David R. Welland	Vice President and Director	February 14, 2005
David R. Welland

/s/ William G. Bock	Director	February 14, 2005
William G. Bock

/s/ Harvey B. Cash	Director	February 14, 2005
Harvey B. Cash

/s/ Robert Ted Enloe, III	Director	February 14, 2005
Robert Ted Enloe, III

/s/ Laurence G. Walker	Director	February 14, 2005
Laurence G. Walker

/s/ William P. Wood	Director	February 14, 2005
William P. Wood

Report of Independent Registered Public Accounting

Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of Silicon Laboratories Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Silicon Laboratories Inc. maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silicon Laboratories Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Silicon Laboratories Inc. maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2005 of Silicon Laboratories Inc. and our report dated February 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 9, 2005

Report of Independent Registered Public Accounting Firm on Financial Reporting

The Board of Directors and Shareholders of Silicon Laboratories Inc.

We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at January 1, 2005 and January 3, 2004, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Silicon Laboratories Inc.’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 9, 2005

Silicon Laboratories Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	January 1, 2005	January 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$202,521	$151,359
Short-term investments	74,585	38,954
Accounts receivable, net of allowance for doubtful accounts of $1,088 at January 1, 2005 and $1,079 at January 3, 2004	46,272	47,879
Inventories	38,405	34,064
Deferred income taxes	9,878	5,784
Prepaid expenses and other	5,244	5,600
Total current assets	376,905	283,640
Property, equipment and software, net	34,559	34,376
Goodwill	46,766	38,613
Other intangible assets, net	15,384	14,744
Other assets, net	10,788	6,722
Total assets	$484,402	$378,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,001	$45,488
Accrued expenses	11,913	11,251
Deferred income on shipments to distributors	25,227	11,526
Income taxes payable	8,207	12,663
Total current liabilities	82,348	80,928
Long-term obligations and other liabilities	2,570	9,962
Total liabilities	84,918	90,890

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.0001 par value; 250,000 shares authorized; 52,508 and 51,237 shares issued and outstanding at January 1, 2005 and January 3, 2004, respectively	5	5
Additional paid-in capital	287,908	256,792
Deferred stock compensation	(4,787)	(9,257)
Retained earnings	116,358	39,665
Total stockholders’ equity	399,484	287,205
Total liabilities and stockholders’ equity	$484,402	$378,095

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Revenues	$456,225	$325,305	$182,016
Cost of revenues	206,230	162,173	79,939
Gross profit	249,995	163,132	102,077
Operating expenses:
Research and development	74,917	48,296	32,001
Selling, general and administrative	64,156	42,836	33,877
Write off of in-process research & development	—	1,600	—
Impairment of goodwill and other intangible assets	—	—	37
Amortization of deferred stock compensation	4,237	4,986	5,173
Operating expenses	143,310	97,718	71,088
Operating income	106,685	65,414	30,989
Other income (expense):
Interest income	3,054	1,368	1,582
Interest expense	(311)	(49)	(617)
Other income (expense), net	2,148	(537)	(647)
Income before income taxes	111,576	66,196	31,307
Provision for income taxes	34,883	21,480	10,590

Net income	$76,693	$44,716	$20,717
Net income per share:
Basic	$1.49	$0.92	$0.44
Diluted	$1.39	$0.86	$0.41
Weighted-average common shares outstanding:
Basic	51,471	48,850	47,419
Diluted	54,983	52,288	50,811

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock
	Number Of Shares	Par Value	Additional Paid-In Capital	Stockholder Notes Receivable	Deferred Stock Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance as of December 29, 2001	48,640	$5	$170,567	$(794)	$(18,603)	$(25,768)	$125,407

Exercises of stock options	238	—	1,483	—	—	—	1,483
Income tax benefit from employee stock-based awards	—	—	1,170	—	—	—	1,170
Repurchase and cancellation of unvested shares	(51)	—	(98)	—	—	—	(98)
Repayment of stockholder notes receivable	—	—	—	566	—	—	566
Employee Stock Purchase Plan	77	—	1,304	—	—	—	1,304
Deferred stock compensation	—	—	(338)	—	338	—	—
Amortization of deferred stock compensation	—	—	—	—	5,173	—	5,173
Net income	—	—	—	—	—	20,717	20,717

Balance as of December 28, 2002	48,904	5	174,088	(228)	(13,092)	(5,051)	155,722

Exercises of stock options	1,063	—	14,739	—	—	—	14,739
Income tax benefit from employee stock-based awards	—	—	6,969	—	—	—	6,969
Repurchase and cancellation of unvested shares	(5)	—	(21)	—	—	—	(21)
Repayment of stockholder notes receivable	—	—	—	228	—	—	228
Employee Stock Purchase Plan	85	—	1,793	—	—	—	1,793
Deferred stock compensation	—	—	1,151	—	(1,151)	—	—
Amortization of deferred stock compensation	—	—	—	—	4,986	—	4,986
Purchase acquisition	1,190	—	58,073	—	—	—	58,073
Net income	—	—	—	—	—	44,716	44,716

Balance as of January 3, 2004	51,237	5	256,792	—	(9,257)	39,665	287,205

Exercises of stock options	798	—	10,268	—	—	—	10,268
Income tax benefit from employee stock-based awards	—	—	6,766	—	—	—	6,766
Repurchase and cancellation of unvested shares	(5)	—	—	—	—	—	—
Employee Stock Purchase Plan	109	—	2,746	—	—	—	2,746
Deferred stock compensation	—	—	(233)	—	233	—	—
Amortization of deferred stock compensation	—	—	—	—	4,237	—	4,237
Purchase acquisition	369	—	11,569	—	—	—	11,569
Net income	—	—	—	—	—	76,693	76,693

Balance as of January 1, 2005	52,508	$5	$287,908	$—	$(4,787)	$116,358	$399,484

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
OPERATING ACTIVITIES
Net income	$76,693	$44,716	$20,717
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	16,191	15,427	11,755
Loss (gain) on disposal of property, equipment and software	(2,174)	1,087	—
Write off of in-process research & development	—	1,600	—
Amortization of other intangible assets and other assets	3,315	3,742	445
Impairment of goodwill and other intangible assets	—	—	37
Amortization of deferred stock compensation	4,237	4,986	5,173
Amortization of note/lease end-of-term interest payments	—	—	214
Equity investment loss	—	663	662
Income tax benefit from employee stock-based awards	6,766	6,969	1,170
Changes in operating assets and liabilities:
Accounts receivable	1,607	(19,543)	(16,958)
Inventories	(4,341)	(19,201)	(8,098)
Prepaid expenses and other	(1,244)	(1,030)	(1,099)
Income tax receivable	—	—	2,086
Other assets	(358)	(18)	20
Accounts payable	(10,689)	24,681	6,273
Accrued expenses	662	1,916	4,501
Deferred income on shipments to distributors	13,701	1,188	7,285
Deferred income taxes	(3,645)	505	(3,614)
Income taxes payable	(4,456)	4,194	8,470
Net cash provided by operating activities	96,265	71,882	39,039

INVESTING ACTIVITIES
Purchases of short-term investments	(95,677)	(80,871)	(77,062)
Maturities of short-term investments	60,046	82,854	54,993
Purchases of property, equipment and software	(20,508)	(11,438)	(21,498)
Proceeds from sale of property, equipment and software	4,464	—	—
Purchases of other assets	(6,328)	(7,124)	(2,719)
Net cash acquired (used) in connection with acquisition of business	(114)	5,367	—
Net cash used in investing activities	(58,117)	(11,212)	(46,286)

FINANCING ACTIVITIES
Payments on long-term debt	—	—	(3,940)
Payments on capital leases	—	—	(464)
Proceeds from repayment of stockholder notes	—	228	566
Proceeds from Employee Stock Purchase Plan	2,746	1,793	1,304
Repurchase and cancellation of common stock	—	(21)	(98)
Net proceeds from exercises of stock options	10,268	14,739	1,483
Net cash provided by (used in) financing activities	13,014	16,739	(1,149)

Increase (decrease) in cash and cash equivalents	51,162	77,409	(8,396)
Cash and cash equivalents at beginning of period	151,359	73,950	82,346
Cash and cash equivalents at end of period	$202,521	$151,359	$73,950

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$254	$49	$319
Income taxes paid (received), net	$36,350	$10,326	$3,248

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Accrued software licenses and maintenance	$2,902	$9,514	$—
Stock issued for acquisition of business	$11,569	$58,074	$—

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements

January 1, 2005

1.     ORGANIZATION

Silicon Laboratories Inc. (the Company), a Delaware corporation, develops and markets mixed-signal analog intensive integrated circuits (ICs) for a broad range of applications for global markets. Within the semiconductor industry, the Company is known as a “fabless” company meaning that the ICs are manufactured by third-party foundry semiconductor companies.

2.     SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal year 2004 ended January 1, 2005, fiscal year 2003 ended January 3, 2004 and fiscal year 2002 ended on December 28, 2002. Fiscal year 2004 had 52 weeks, fiscal year 2003 had 53 weeks and fiscal year 2002 had 52 weeks. The extra week in fiscal 2003 occurred in the fourth quarter of the year.

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

SHORT-TERM INVESTMENTS

The Company’s short-term investments have original maturities greater than ninety days and less than one year as of the date of purchase and have been classified as available-for-sale securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.  The carrying value of all available-for-sale securities approximates their fair value due to their short-term nature.  Short-term investments at January 1, 2005 and January 3, 2004 consist of the following (in thousands):

	Carrying Value
	January 1, 2005	January 3, 2004
Municipal Debt Securities	$59,585	$38,954
Corporate Debt Securities	15,000	—
	$74,585	$38,954

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, receivables and accounts payable. The Company believes all of these financial instruments are recorded at amounts that approximate their current market values.

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of income.  Inventories consist of the following (in thousands):

	January 1, 2005	January 3, 2004
Work in progress	$23,149	$17,702
Finished goods	15,256	16,362
	$38,405	$34,064

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

	January 1, 2005	January 3, 2004
Equipment	$26,920	$33,261
Computers and purchased software	28,008	23,855
Furniture and fixtures	1,770	1,551
Leasehold improvements	5,513	3,837
	62,211	62,504
Accumulated depreciation	(27,652)	(28,128)
	$34,559	$34,376

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

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually by the Company for possible impairment in accordance with FASB SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted on December 30, 2001. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. In determining fair value, SFAS No. 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company tests goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if events occur that would indicate that the carrying value of goodwill may be impaired.

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

The Company records investment income (loss) under the caption other income (expense), net in its consolidated statement of income.

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

RISKS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of such receivables. The following table summarizes the changes in the allowance for doubtful accounts receivable (in thousands):

Balance at December 29, 2001	$490
Additions charged to costs and expenses	455
Write-off of uncollectible accounts	—

Balance at December 28, 2002	945
Balance acquired from the Cygnal Integrated Products, Inc. purchase	39
Additions charged to costs and expenses	117
Write-off of uncollectible accounts	(22)

Balance at January 3, 2004	1,079
Additions charged to costs and expenses	38
Write-off of uncollectible accounts	(29)

Balance at January 1, 2005	$1,088

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Samsung	17%	21%	16%

During fiscal 2004, two of our distributors, Edom Technology and Uniquest, represented 20% and 12% of our revenues, respectively.  During fiscal 2003, one of our distributors, Edom Technology, accounted for 13% of our revenues.  During fiscal 2002, two of our distributors, Uniquest and Edom Technology, represented 20% and 16% of our revenues, respectively.

We are particularly dependent on sales of our Aero Transceiver mobile handset product and its subsequent derivatives, which represented approximately 50% of our total revenues in fiscal 2004 and approximately 40% of our total revenues in fiscal 2003.

REVENUE RECOGNITION

Revenues are generated almost exclusively by sales of our ICs.  The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.  Revenue from product sales direct to customers and contract manufacturers is generally recognized upon shipment. Certain of the Company’s sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, the Company defers revenue and gross profit on such sales until the distributors sell the product to the end customer.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses were $1.5 million, $0.8 million and $0.5 million in the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

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

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (in thousands, except per share data):

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net income - as reported	$76,693	$44,716	$20,717
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	2,354	3,345	5,173
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(29,998)	(23,027)	(25,137)
Pro forma net income	$49,049	$25,034	$753

Net income per share
Basic - as reported	$1.49	$0.92	$0.44
Basic - pro forma	$0.95	$0.51	$0.02

Diluted - as reported	$1.39	$0.86	$0.41
Diluted - pro forma	$0.90	$0.49	$0.02

In December 2004, the FASB issued SFAS 123 (revised 2004), SHARE-BASED PAYMENT, (SFAS 123R).  See RECENT ACCOUNTING PRONOUNCEMENTS in Note 2 for additional information.

OTHER COMPREHENSIVE INCOME

FASB SFAS No. 130, REPORTING COMPREHENSIVE INCOME, establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no significant differences between net income and comprehensive income during any of the periods presented.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB SFAS No. 109, ACCOUNTING FOR INCOME TAXES. This statement requires the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

SEGMENT REPORTING

The Company has one operating segment, mixed-signal analog intensive integrated circuits (ICs), consisting of numerous product areas.  The Company’s chief operating decision maker is considered to be the Chief Executive Officer and President.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

Revenue is attributed to a geographic area based on the end customer’s shipped-to location.  Approximately $404.6 million, $260.2 million and $144.7 million of the Company’s revenues were from export sales for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.  In fiscal 2004, South Korea, Taiwan and China accounted for $129.2 million, $70.8 million and $46.6 million of revenues, respectively.  During fiscal year 2004, sales of our mobile handset products and broad-based mixed-signal products each accounted for approximately 50% of our revenues.

The long-lived assets of the Company’s wholly owned foreign subsidiaries were immaterial in all periods presented.

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net income	$76,693	$44,716	$20,717

Basic:
Weighted-average shares of common stock outstanding	51,811	49,484	48,780
Weighted-average shares of common stock subject to repurchase	(340)	(634)	(1,361)
Shares used in computing basic net income per share	51,471	48,850	47,419

Effect of dilutive securities:

Weighted-average shares of common stock subject to repurchase	274	511	1,130
Contingent shares, acquisition	139	—	—
Stock options	3,099	2,927	2,262
Shares used in computing diluted net income per share	54,983	52,288	50,811

Basic net income per share	$1.49	$0.92	$0.44
Diluted net income per share	$1.39	$0.86	$0.41

Approximately 1,568,000, 971,000 and 2,156,000 weighted-average dilutive potential shares of common stock have been excluded from the diluted net income per share calculation for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.  The Company has issued 1,270,701 shares of common stock during the fiscal year ended January 1, 2005, net of repurchases.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (SFAS 151).  SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued SFAS 123 (revised 2004), SHARE-BASED PAYMENT, (SFAS 123R).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R.  The Company has not yet determined which fair-value method and transitional provision it will follow.  However, the Company expects that the adoption of SFAS 123R will have a significant impact on its results of operations.  The Company does not expect the adoption of SFAS 123R will impact its overall financial position.  See STOCK-BASED COMPENSATION in Note 2 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

In December 2004, the FASB issued SFAS 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29 (SFAS 153).  The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS 153 will have a material impact on its results of operations or financial position.

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

3.     ACQUISITION OF CYGNAL INTEGRATED PRODUCTS, INC. (CONTINUED)

The following presents the unaudited pro forma combined results of operations of the Company with Cygnal, after giving effect to certain pro forma adjustments (amortization of acquired intangibles and deferred stock compensation, accrued retention bonuses and income tax benefit), as if Cygnal had been acquired as of the beginning of the respective fiscal years.  The unaudited pro forma financial information for the fiscal year ended January 3, 2004 gives effect to the merger as if it had occurred at the beginning of the period presented, and combines the audited historical statements of operations of the Company for the fiscal year ended January 3, 2004 and the unaudited historical statement of operations of Cygnal for the year ended December 31, 2003.  The unaudited pro forma financial information for the fiscal year ended December 28, 2002 gives effect to the merger as if it had occurred at the beginning of the period presented, and combines the audited historical statements of operations of the Company for the fiscal year ended December 28, 2002 and the audited historical statement of operations of Cygnal for the year ended December 31, 2002 (in thousands, except per share data):

	Fiscal Year Ended January 3, 2004	Fiscal Year Ended December 28, 2002
Revenues	$331,997	$187,214
Net income	39,098	14,483
Diluted net income per share	0.73	0.28

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger and the acquisition had been consummated as of the dates indicated, nor is it necessarily indicative of future operating results or financial position.

Approximately $1.6 million of the purchase price related to the fair-value of in-process research and development (IPR&D) and was charged to operations during the fourth quarter of fiscal year 2003.  The IPR&D was made up of two micro-controller projects which were estimated to be 75% complete as of the date of the acquisition.  Additionally, the targeted completion dates were expected to be between December 2003 and March 2004, and the estimated cost to complete these projects was expected to be approximately $0.3 million in the aggregate. The significant risks associated with the successful completion of these projects included the Company’s potential inability to finish the complex designs, produce sample versions of the integrated circuits which operated at the required technical specifications and gain customer acceptance of the parts. Failure to complete these projects in a timely manner could have resulted in lost revenues. The fair value of the IPR&D was determined using the income approach.  Under the income approach, the fair value reflected the present value of the projected cash flows that were expected to be generated by the products incorporating the IPR&D, if successful. The projected cash flows were discounted to approximate fair value. The discount rate applicable to the cash flows of each project reflected the stage of completion and other risks inherent in each project. The weighted average discount rate used in the valuation of IPR&D was approximately 15 percent. As of January 1, 2005, the Company had completed both of these projects. The Company estimates that it spent an aggregate of $0.9 million to complete these projects.  Additionally, the Company expects the products derived from these projects to begin contributing to revenues in a meaningful way in fiscal 2005.

3.     ACQUISITION OF CYGNAL INTEGRATED PRODUCTS, INC. (CONTINUED)

The Company is obligated to potentially issue up to a maximum of 1,290,963 additional shares of common stock to shareholders of Cygnal (of which 369,330 shares have already been issued) based on the achievement of certain revenue milestones during the twelve-month earn out period commencing on April 4, 2004 and ending on April 2, 2005.  The additional shares will be earned as follows: (1) up to 297,915 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $10.0 million up to $15.0 million; plus (2) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $15.0 million up to $20.0 million; plus (3) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $20.0 million up to $24.0 million.  During the six month interim earn out period which ended on October 2, 2004, microcontroller product revenues were $10.5 million.  As a result, the Company issued 369,330 additional shares during the fourth quarter of fiscal 2004.  These shares represented 40% of the shares that would be issuable at the end of the earn out period, assuming, for purposes of this calculation, that the revenues for the full earn out period (i.e., the full twelve-month period) were equal to twice the revenues through the six-month interim measurement period.  The Company anticipates that a substantial portion or all of the remaining shares eligible for issuance (921,633 shares) will be issued at the end of the earn out period in fiscal 2005.  Such remaining shares have not been, and will not be, reflected in the accompanying financial statements until the contingency is resolved and the shares are issuable.

In accordance with Emerging Issues Task Force Issue No. 99-12 DETERMINATION OF THE MEASUREMENT DATE FOR THE MARKET PRICE OF ACQUIRER SECURITIES ISSUED IN A PURCHASE BUSINESS COMBINATION, the Company has used $31.34 per share (representing the average of the closing prices of Silicon Laboratories common stock for the three days before and after the date of the interim distribution which occurred on November 16, 2004) to value the interim earn-out shares issued to former Cygnal shareholders.  The value of any additional consideration to be issued at the completion of the earn-out period upon achievement of the revenue milestones will be determined based on the then current value of the stock issued, and will be recorded as additional purchase price which will change the amount of the purchase price allocable to goodwill.

To date, 1,559,364 shares have been issued related to this acquisition, consisting of the initial consideration and interim additional consideration.  Of this amount, 205,603 shares are being held in escrow to satisfy potential liabilities, if any, resulting from claims for breaches of representations and warranties under the Agreement and Plan of Reorganization. These shares will be released at the end of the earn out period in fiscal 2005, if no claims are made.

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

The following information details the gross carrying amount and accumulated amortization of other intangible assets (in thousands):

		January 1, 2005		January 3, 2004
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core & developed technology	9 years	$9,250	$(1,084)	$9,250	$(56)
Customer relationships	6 years	2,100	(369)	2,100	(19)
Internal use software	4-7 years	1,300	(251)	1,300	(13)
Patents (1)	4-7 years	5,168	(938)	2,310	(427)
Non-compete agreements	1-4 years	305	(97)	305	(5)
		$18,123	$(2,739)	$15,265	$(520)

Unamortized intangible assets:
Goodwill (2)		$46,766	$—	$38,613	$—

(1)   During fiscal 2004, the Company acquired various patents from a third-party for $2.9 million.

(2)   During fiscal 2004, goodwill associated with the acquisition of Cygnal increased by $8.2 million.

Amortization expense related to other intangible assets for fiscal years 2004, 2003, and 2002 was $2.2 million, $0.4 million, and $0.1 million, respectively. The following table details the estimated aggregate amortization expense for other intangible assets for each of the 5 succeeding fiscal years (in thousands):

For fiscal year 2005	$2,467
For fiscal year 2006	2,417
For fiscal year 2007	2,355
For fiscal year 2008	2,213
For fiscal year 2009	2,107

5.     STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company had 52,508,111 shares of common stock outstanding as of January 1, 2005. Of these shares, 212,329 shares were unvested and subject to rights of repurchase that lapse according to a time based vesting schedule.

As of January 1, 2005, the Company had reserved shares of common stock for future issuance as follows:

Employee Stock Option Plans	12,438,461
Employee Stock Purchase Plan	1,008,595
Contingent consideration (Note 3)	921,633
Total shares reserved	14,368,689

5.     STOCKHOLDERS’ EQUITY (CONTINUED)

The shares issuable under the 2000 Stock Incentive Plan and Employee Stock Purchase Plan automatically increase on the first stock market trading day of each calendar year.  Because the first trading day of calendar year 2004 occurred in fiscal 2003, two automatic increases to the reserves were included in fiscal 2003 and there were no increases to the reserves during fiscal 2004.

EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company’s board of directors on January 5, 2000.  Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value at semi-annual intervals.  As of January 1, 2005, a total of 1,378,306 shares of the Company’s common stock were authorized for issuance under the Purchase Plan.  There were 109,268 and 85,661 shares issued under the Purchase Plan in fiscal 2004 and fiscal 2003, respectively.

STOCK OPTION/STOCK ISSUANCE PLANS

In fiscal 2000, the Company’s board of directors and stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan).  The 2000 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company’s common stock, (ii) the discretionary issuance of common stock directly to employees (direct issuance shares), (iii) the granting of special below-market stock options to executive officers and other highly compensated employees of the Company for which the exercise price can be paid using payroll deductions and (iv) the automatic issuance of stock options to non-employee board members.  The direct issuance shares and the stock options contain vesting provisions generally ranging from four to eight years. If permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule.  The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant. At January 1, 2005, 20,463,217 shares were authorized for issuance under the 2000 Plan.

The following table summarizes information about deferred stock compensation and amortization of deferred stock compensation:

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Stock options or direct issuance shares	—	40,000	—
Deferred stock compensation recorded	—	$1,752,000	—
Amortization of deferred stock compensation	$4,237,000	$4,986,000	$5,173,000

The deferred stock compensation represents the difference between the exercise price of the options or the purchase price of the direct issuance shares, and the market price on the date of grant.  The deferred stock compensation is amortized over the vesting periods of the related options or shares, using the straight-line method.

5.     STOCKHOLDERS’ EQUITY (CONTINUED)

A summary of the Company’s stock option and direct issuance activity and related information follows:

	Shares Available For Grant	Outstanding Options And Direct Issuances	Exercise Prices	Weighted- Average Exercise Price
Balance at December 29, 2001	391,539	6,645,475	$0.00 - $74.75	$18.26
Additional shares reserved	2,432,003	—	—	—
Granted	(2,136,850)	2,136,850	18.33 - 37.90	24.11
Exercised	—	(237,567)	0.00 - 31.00	6.28
Cancelled	194,224	(194,224)	2.00 - 66.00	26.46
Repurchase and cancellation of unvested shares	50,041	—	1.25 -5.00	1.90

Balance at December 28, 2002	930,957	8,350,534	0.00 - 74.75	19.91
Additional shares reserved	5,007,057	—	—	—
Granted	(2,090,550)	2,090,550	0.00 - 52.18	35.46
Exercised	—	(1,063,218)	0.00 - 38.50	13.87
Cancelled	387,452	(387,452)	0.00 - 62.50	30.92
Repurchase and cancellation of unvested shares	5,234	—	0.00 - 10.00	4.08

Balance at January 3, 2004	4,240,150	8,990,414	0.00 - 74.75	23.77
Additional shares reserved	—	—	—	—
Granted	(1,949,300)	1,949,300	30.12 - 58.83	39.50
Exercised	—	(797,103)	0.00 - 55.38	12.90
Cancelled	161,469	(161,469)	2.00 - 55.38	33.95
Repurchase and cancellation of unvested shares	5,000	—	0.00 -0.00	0.00

Balance at January 1, 2005	2,457,319	9,981,142	$0.00 - $74.75	$27.54

In addition, the following table summarizes information about stock options that were outstanding and exercisable at January 1, 2005.

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.00 - $15.10	2,155,102	5.52	$9.32	1,635,579	$7.63
15.44 - 22.63	1,531,847	6.87	19.09	683,836	18.51
22.80 - 26.50	1,444,720	7.60	24.58	200,778	24.94
26.63 - 33.17	1,986,847	7.90	31.26	612,909	30.47
33.54 - 43.81	1,525,787	8.88	39.01	293,516	39.19
44.44 - 66.00	1,334,839	7.77	51.16	468,819	53.01
74.75 - 74.75	2,000	5.27	74.75	1,900	74.75
$0.00 - $74.75	9,981,142	7.32	$27.54	3,897,337	$21.89

Pro forma information regarding net income (loss) is required by FASB SFAS No. 123, and has been determined as if the Company had accounted for its stock-based awards to employees under the fair value method of that Statement. The fair value of these stock-based awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Employee Stock Option Plans:
Expected stock price volatility	60%	70%	85%
Risk-free interest rate	3.5%	2.9%	3.9%
Expected life (in years)	5.7	5.2	4.9
Dividend yield	—	—	—

Employee Stock Purchase Plan:
Expected stock price volatility	73%	77%	85%
Risk-free interest rate	1.4%	1.1%	3.2%
Expected life (in months)	17	16	16
Dividend yield	—	—	—

5.     STOCKHOLDERS’ EQUITY (CONTINUED)

The weighted-average exercise price and fair value for options granted and direct issuance shares during fiscal 2004 is as follows:

	Number of Options/Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price equal to price of stock on date of grant	1,949,300	$39.50	$22.41
Exercise price less than price of stock on date of grant	—	—	—

The weighted-average fair value for purchase rights granted under the Purchase Plan for fiscal 2004 was $14.51.

For purposes of pro forma disclosure, the estimated fair value of the Company’s stock-based awards to employees is amortized to expense over the vesting period of the underlying instruments. The Company’s pro forma information is as follows (in thousands, except per share data):

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
Pro forma net income	$49,049	$25,034	$753
Pro forma basic net income per share	$0.95	$0.51	$0.02
Pro forma diluted net income per share	$0.90	$0.49	$0.02

Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because changes in the subjective assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock-based awards to employees.

6.     COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under operating lease agreements that expire at various dates through 2010.  Some of these arrangements contain renewal options, and require the Company to pay taxes, insurance and maintenance costs.

Rent expense under operating leases was $3.0 million, $2.5 million and $2.0 million for fiscal 2004, 2003 and 2002, respectively.

The minimum annual future rentals under the terms of these leases at January 1, 2005 are as follows (in thousands):

FISCAL YEAR
2005	$3,694
2006	3,572
2007	2,345
2008	1,326
2009	1,329
Thereafter	581
Total minimum lease payments	12,847
Minimum sublease rental income	(773)
Total net minimum lease payments	$12,074

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and

6.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.  The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful.  The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  The Company anticipates that its potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers.  Its carriers appear to be solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, the Company does not expect that the settlement would involve any material payment by it.  Furthermore, even if the Company’s insurance were unavailable due to insurer insolvency or otherwise, the Company expects that its maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.  The settlement agreement has been submitted to the Court for approval.  Approval by the Court cannot be assured.  The Company is unable to determine whether or when a settlement will occur or be finalized.  As approval by the Court cannot be assured, the Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations or financial condition.

Trade Secret and Patent Infringement Litigation

On February 17, 2004, the Company filed a lawsuit against a former employee and Axiom Microdevices Inc., a California corporation, in the United States District Court for the Western District of Texas, Austin Division, alleging theft of trade secrets by the individual and Axiom.  The lawsuit also alleges that the employee breached his ethical, contractual and fiduciary obligations to the Company by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with the employee’s contractual obligations to the Company.  On September 14, 2004, the Company added claims for infringement of United States Patents 6,549,071 and 6,788,141 to the pending suit.  The patents relate to the Company’s proprietary technology for CMOS RF power amplifiers.  At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

Other Litigation

The Company is involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

7.     INCOME TAXES

As of January 1, 2005, the Company had a federal net operating loss and a research and development credit carryforwards of approximately $20,664,000 and $559,000 respectively, as a result of the Cygnal acquisition on December 10, 2003.  These carryforwards expire in fiscal years 2019 through 2023. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.  Recognition of the benefits will reduce goodwill.  The Company has established a valuation allowance against a portion of the deferred tax asset related to these benefits to reflect its judgment about their realizability.

The Company also had state research and development credit carryforwards of approximately $1,607,000 which expire in fiscal years 2019 through 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Upon the acquisition of Cygnal on December 10, 2003, the Company recorded a net deferred tax liability of approximately $2,245,000 due to differences between book and tax bases of acquired assets and assumed liabilities.

Significant components of the Company’s deferred taxes as of January 1, 2005 and January 3, 2004 are as follows (in thousands):

	January 1, 2005	January 3, 2004
Deferred tax assets:
Net operating loss carryforward	$8,020	$9,561
Research and development tax credit carryforwards	1,607	2,166
Reserves and allowances	1,490	1,575
Deferred income on shipments to distributors	6,912	4,008
Accrued liabilities & other	2,316	1,620
	20,345	18,930
Less: Valuation allowance	(3,629)	(8,062)
	16,716	10,868

Deferred tax liabilities:
Acquired intangibles	3,904	4,625
Depreciable assets	3,382	3,752
Prepaid expenses & other	773	927
	8,059	9,304

Net deferred tax assets	$8,657	$1,564

7.     INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	January 1, 2005	January 3, 2004	December 28, 2002
Current:
Federal	$37,755	$19,255	$13,811
State	1,170	550	396
International	917	—	—
Total Current	39,842	19,805	14,207
Deferred:
Federal	(4,335)	1,629	(3,517)
State	(114)	46	(100)
International	(510)	—	—
Total Deferred	(4,959)	1,675	(3,617)
	$34,883	$21,480	$10,590

The Company’s provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	January 1, 2005	January 3, 2004	December 28, 2002
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0	1.0	1.1
Research and development tax credits	(3.0)	(3.6)	(3.6)
Other	(1.7)	—	1.3
	31.3%	32.4%	33.8%

Substantially all of the Company’s operating income was generated from domestic operations during fiscal 2003 and 2004. At the end of fiscal 2004, undistributed earnings of the Company’s foreign subsidiaries of approximately $666,000 are considered permanently reinvested.  Accordingly, no provision for U.S. federal and state income taxes has been provided.  Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

8.     EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code.  The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company’s contributions to the 401(k) Plan vest over four years at a rate of 25% per year. The Company contributed $655,000, $424,000 and $320,000 to the 401(k) Plan during fiscal 2004, 2003 and 2002, respectively.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

The fourth quarter of fiscal 2003 had fourteen weeks.  All other quarterly periods reported here had thirteen weeks.  Quarterly financial information for fiscal 2004 and 2003 is as follows (in thousands of dollars except per share amounts):

	Fiscal 2004				Fiscal 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$95,462	$121,010	$126,130	$113,623	$109,559	$82,907	$69,086	$63,753
Cost of revenues	43,108	53,712	57,544	51,866	50,267	38,061	30,267	43,578 *
Gross profit	52,354	67,298	68,586	61,757	59,292	44,846	38,819	20,175
Operating expenses:
Research and development	20,052	18,856	17,867	18,142	14,864	12,267	11,635	9,530
Selling, general & administrative	15,244	17,058	16,650	15,204	12,611	10,688	9,539	9,998
Write off of in- process research and development	—	—	—	—	1,600	—	—	—
Amortization of deferred stock compensation	854	983	1,163	1,237	1,301	1,196	1,223	1,266
Operating expenses	36,150	36,897	35,680	34,583	30,376	24,151	22,397	20,794
Operating income (loss)	16,204	30,401	32,906	27,174	28,916	20,695	16,422	(619)
Other income (expense):
Interest income	1,194	790	591	479	435	281	308	344
Interest expense	(68)	(78)	(115)	(50)	(49)	—	—	—
Other income (expense), net	169	(29)	193	1,815	170	75	(119)	(663)
Income (loss) before income taxes	17,499	31,084	33,575	29,418	29,472	21,051	16,611	(938)
Provision for income taxes	4,570	10,041	10,769	9,503	8,549	7,119	5,707	105

Net income (loss)	$12,929	$21,043	$22,806	$19,915	$20,923	$13,932	$10,904	$(1,043)

Net income (loss) per share:
Basic	$0.25	$0.41	$0.44	$0.39	$0.42	$0.28	$0.22	$(0.02)
Diluted	$0.24	$0.39	$0.41	$0.36	$0.39	$0.26	$0.21	$(0.02)
Weighted-average common shares outstanding:
Basic	52,008	51,389	51,328	50,992	49,711	48,939	48,480	48,215
Diluted	54,632	54,547	55,294	55,290	53,969	52,816	51,392	48,215

*      Includes a $15.3 million charge for patent infringement litigation settlement.

AS A PERCENTAGE OF REVENUES

	Fiscal 2004				Fiscal 2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.2	44.4	45.6	45.6	45.9	45.9	43.8	68.4 *
Gross profit	54.8	55.6	54.4	54.4	54.1	54.1	56.2	31.6
Operating expenses:
Research and development	21.0	15.6	14.2	16.0	13.6	14.8	16.8	14.9
Selling, general & administrative	16.0	14.1	13.2	13.4	11.5	12.9	13.8	15.7
Write off of in- process research and development	—	—	—	—	1.5	—	—	—
Amortization of deferred stock compensation	0.9	0.8	0.9	1.1	1.2	1.4	1.8	2.0
Operating expenses	37.9	30.5	28.3	30.5	27.8	29.1	32.4	32.6
Operating income (loss)	16.9	25.1	26.1	23.9	26.3	25.0	23.8	(1.0)
Other income (expense):
Interest income	1.3	0.7	0.5	0.4	0.4	0.3	0.5	0.6
Interest expense	(0.1)	(0.1)	(0.1)	0.0	—	—	—	—
Other income (expense), net	0.2	0.0	0.1	1.6	0.2	0.1	(0.2)	(1.0)
Income (loss) before income taxes	18.3	25.7	26.6	25.9	26.9	25.4	24.1	(1.4)
Provision for income taxes	4.8	8.3	8.5	8.4	7.8	8.6	8.3	0.2

Net income (loss)	13.5%	17.4%	18.1%	17.5%	19.1%	16.8%	15.8%	(1.6)%

*      Includes a charge equal to 23.9% of revenues for a patent infringement litigation settlement.