Form 10-K/A
period 2005-01-01
SILICON LABORATORIES INC
filed 2005-04-25
CIK 1038074

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Silicon Laboratories Inc. for the fiscal year ended January 1, 2005 is being filed in order to classify our investments in auction rate securities as short-term investments rather than cash and cash equivalents on our consolidated balance sheets at January 1, 2005 and January 3, 2004 included in our Annual Report on Form 10-K filed on February 15, 2005 (the “Original Report”).  Subsequent to the filing of the Original Report, additional clarification was provided regarding the financial statement classification of auction rate securities held as investments.  We have also made corresponding adjustments to the consolidated statements of cash flows for each of the three fiscal years in the period ended January 1, 2005.  The reclassifications had no impact on our consolidated statements of income or stockholders’ equity.  See RECLASSIFICATIONS in Note 2 of the Notes to Consolidated Financial Statements included in this Form 10-K/A for additional information.  References herein to the Form 10-K refer to our Original Report, as amended by this Amendment No. 1.

Except for matters related to the aforementioned reclassification, this Amendment No.1 does not modify or update other disclosures in the Original Report, including the nature and character of such disclosure to reflect events occurring after the filing date of the Original Report. While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K, except for certain exhibits. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

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

Net cash used in investing activities was $119.1  million during fiscal 2004, compared to net cash used of $68.9 million during fiscal 2003.  The increase was principally due to an increase of $40.8 million in net purchases of short-term investments, a $5.5 million decrease in the net cash acquired from acquisition of business activity and a $3.8 million increase in net purchases of property, equipment and software and other assets.  We have reclassified the purchases and maturities of investments in auction rate securities in our consolidated statements of cash flows.  See RECLASSIFICATIONS in Note 2 for additional information.

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

10.3*

Form of Stock Option Agreement and Notice of Grant of Stock Option under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.4*	Form of Addendum to Stock Option Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.5*	Form of Stock Issuance Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.6*	Form of Addendum to Stock Issuance Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).

10.7*	Silicon Laboratories Inc. Employee Stock Purchase Plan (filed as Exhibit 10.3 to the IPO Registration Statement).

10.8*	Lease Agreement dated June 26, 1998 by and between Silicon Laboratories Inc. and S.W. Austin Office Building Ltd. (filed as Exhibit 10.5 to the IPO Registration Statement).

10.9*	Lease Agreement dated October 27, 1999 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture (filed as Exhibit 10.6 to the IPO Registration Statement).

10.10*

Lease Agreement dated June 29, 2000 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture. (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.11*	Silicon Laboratories Inc. 2005 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2005).

21*	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).

23.1	Consent of Independent Registered Public Accounting Firm.

24*	Power of Attorney (filed as Exhibit 24 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on April 25, 2005.

SILICON LABORATORIES INC.
(Registrant)

By:	/s/ Navdeep S. Sooch
Navdeep S. Sooch
Interim Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME		TITLE	DATE

	/s/ Navdeep S. Sooch	Interim Chief Executive Officer	April 25, 2005
	Navdeep S. Sooch	Chairman of the Board
(Principal Executive Officer)

Vice President and Chief
	/s/ Russell J. Brennan	Financial Officer	April 25, 2005
	Russell J. Brennan	(Principal Financial and
Accounting Officer)

	/s/ David R. Welland*	Vice President and Director	April 25, 2005
David R. Welland

	/s/ William G. Bock*	Director	April 25, 2005
William G. Bock

	/s/ Harvey B. Cash*	Director	April 25, 2005
Harvey B. Cash

	/s/ Robert Ted Enloe, III*	Director	April 25, 2005
Robert Ted Enloe, III

	/s/ Laurence G. Walker*	Director	April 25, 2005
Laurence G. Walker

	/s/ William P. Wood*	Director	April 25, 2005
William P. Wood

*By:	/s/ Russell J. Brennan
Russell J. Brennan
ATTORNEY–IN–FACT

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

/s/ ERNST & YOUNG LLP

Austin, Texas
February 9, 2005

Silicon Laboratories Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	January 1, 2005	January 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$48,636	$58,434
Short-term investments	228,470	131,879
Accounts receivable, net of allowance for doubtful accounts of $1,088 at January 1, 2005 and $1,079 at January 3, 2004	46,272	47,879
Inventories	38,405	34,064
Deferred income taxes	9,878	5,784
Prepaid expenses and other	5,244	5,600
Total current assets	376,905	283,640
Property, equipment and software, net	34,559	34,376
Goodwill	46,766	38,613
Other intangible assets, net	15,384	14,744
Other assets, net	10,788	6,722
Total assets	$484,402	$378,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,001	$45,488
Accrued expenses	11,913	11,251
Deferred income on shipments to distributors	25,227	11,526
Income taxes payable	8,207	12,663
Total current liabilities	82,348	80,928
Long-term obligations and other liabilities	2,570	9,962
Total liabilities	84,918	90,890

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.0001 par value; 250,000 shares authorized; 52,508 and 51,237 shares issued and outstanding at January 1, 2005 and January 3, 2004, respectively	5	5
Additional paid-in capital	287,908	256,792
Deferred stock compensation	(4,787)	(9,257)
Retained earnings	116,358	39,665
Total stockholders’ equity	399,484	287,205
Total liabilities and stockholders’ equity	$484,402	$378,095

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

Silicon Laboratories Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
OPERATING ACTIVITIES
Net income	$76,693	$44,716	$20,717
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	16,191	15,427	11,755
Loss (gain) on disposal of property, equipment and software	(2,174)	1,087	—
Write off of in-process research & development	—	1,600	—
Amortization of other intangible assets and other assets	3,315	3,742	445
Impairment of goodwill and other intangible assets	—	—	37
Amortization of deferred stock compensation	4,237	4,986	5,173
Amortization of note/lease end-of-term interest payments	—	—	214
Equity investment loss	—	663	662
Income tax benefit from employee stock-based awards	6,766	6,969	1,170
Changes in operating assets and liabilities:
Accounts receivable	1,607	(19,543)	(16,958)
Inventories	(4,341)	(19,201)	(8,098)
Prepaid expenses and other	(1,244)	(1,030)	(1,099)
Income tax receivable	—	—	2,086
Other assets	(358)	(18)	20
Accounts payable	(10,689)	24,681	6,273
Accrued expenses	662	1,916	4,501
Deferred income on shipments to distributors	13,701	1,188	7,285
Deferred income taxes	(3,645)	505	(3,614)
Income taxes payable	(4,456)	4,194	8,470
Net cash provided by operating activities	96,265	71,882	39,039

INVESTING ACTIVITIES
Purchases of short-term investments	(638,337)	(354,696)	(247,652)
Maturities of short-term investments	541,746	298,954	243,603
Purchases of property, equipment and software	(20,508)	(11,438)	(21,498)
Proceeds from sale of property, equipment and software	4,464	—	—
Purchases of other assets	(6,328)	(7,124)	(2,719)
Net cash acquired (used) in connection with acquisition of business	(114)	5,367	—
Net cash used in investing activities	(119,077)	(68,937)	(28,266)

FINANCING ACTIVITIES
Payments on long-term debt	—	—	(3,940)
Payments on capital leases	—	—	(464)
Proceeds from repayment of stockholder notes	—	228	566
Proceeds from Employee Stock Purchase Plan	2,746	1,793	1,304
Repurchase and cancellation of common stock	—	(21)	(98)
Net proceeds from exercises of stock options	10,268	14,739	1,483
Net cash provided by (used in) financing activities	13,014	16,739	(1,149)

Increase (decrease) in cash and cash equivalents	(9,798)	19,684	9,624
Cash and cash equivalents at beginning of period	58,434	38,750	29,126
Cash and cash equivalents at end of period	$48,636	$58,434	$38,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$254	$49	$319
Income taxes paid (received), net	$36,350	$10,326	$3,248

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Accrued software licenses and maintenance	$2,902	$9,514	$—
Stock issued for acquisition of business	$11,569	$58,074	$—

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

RECLASSIFICATIONS

The Company has reclassified investments in auction rate securities from cash and cash equivalents to short-term investments in the accompanying consolidated balance sheets.  Accordingly, the Company has revised the classification to exclude $153.9 million and $92.9 million from cash and cash equivalents at January 1, 2005 and January 3, 2004, respectively, and to include such amounts under short-term investments.  In addition, the Company has reclassified the purchases and maturities of these auction rate securities in its consolidated statements of cash flows, which decreased cash flows from investing activities by $61.0 million and $57.7 million during fiscal 2004 and fiscal 2003, respectively and increased cash flows from investing activities by $18.0 million during fiscal 2002.  The reclassifications had no impact on the Company’s results of operations or its overall financial position.

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

The Company has reclassified investments in auction rate securities from cash and cash equivalents to short-term investments in the accompanying consolidated balance sheets.  In addition, the accompanying consolidated statements of cash flows have been revised to reflect the purchases and maturities of these short-term investments as part of cash flows from investing activities.  See RECLASSIFICATIONS above for additional information.  Short-term investments at January 1, 2005 and January 3, 2004 consist of the following (in thousands):

	Carrying Value
	January 1, 2005	January 3, 2004
Municipal Debt Securities	$191,670	$109,979
Corporate Debt Securities	36,800	21,900
	$228,470	$131,879

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

SEGMENT REPORTING

The Company has one operating segment, mixed-signal analog intensive integrated circuits (ICs), consisting of numerous product areas.  The Company’s chief operating decision maker is considered to be the Chief Executive Officer.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

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