Form 10-Q
period 2005-04-02
SILICON LABORATORIES INC
filed 2005-04-25
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

or

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

☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.As of April 19, 2005, 52,825,307 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	April 2, 2005	January 1, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$242,107	$48,636
Short-term investments	61,566	228,470
Accounts receivable, net of allowance for doubtful accounts of $1,464 at April 2, 2005 and $1,088 at January 1, 2005	52,267	46,272
Inventories	29,986	38,405
Deferred income taxes	10,132	9,878
Prepaid expenses and other	6,072	5,244
Total current assets	402,130	376,905
Property, equipment and software, net	31,781	34,559
Goodwill	47,002	46,766
Other intangible assets, net	14,767	15,384
Other assets, net	12,477	10,788
Total assets	$508,157	$484,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,589	$37,001
Accrued expenses	11,674	11,913
Deferred income on shipments to distributors	28,459	25,227
Income taxes payable	11,101	8,207
Total current liabilities	84,823	82,348
Long-term obligations and other liabilities	2,200	2,570
Total liabilities	87,023	84,918
Commitments and contingencies

Stockholders’ equity:
Preferred stock—$.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.0001 par value; 250,000 shares authorized; 52,805 and 52,508 shares issued and outstanding at April 2, 2005 and January 1, 2005, respectively	5	5
Additional paid-in capital	291,301	287,908
Deferred stock compensation	(3,904)	(4,787)
Retained earnings	133,732	116,358
Total stockholders’ equity	421,134	399,484
Total liabilities and stockholders’ equity	$508,157	$484,402

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	April 2, 2005	April 3, 2004
Revenues	$104,764	$113,623
Cost of revenues	48,550	51,866
Gross profit	56,214	61,757
Operating expenses:
Research and development	18,967	18,142
Selling, general and administrative	16,721	15,204
Amortization of deferred stock compensation	753	1,237
Operating expenses	36,441	34,583
Operating income	19,773	27,174
Other income (expense):
Interest income	1,412	479
Interest expense	(56)	(50)
Other income (expense), net	(15)	1,815
Income before income taxes	21,114	29,418
Provision for income taxes	3,741	9,503
Net income	$17,373	$19,915
Net income per share:
Basic	$0.33	$0.39
Diluted	$0.31	$0.36
Weighted-average common shares outstanding:
Basic	52,468	50,992
Diluted	55,365	55,290

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended
	April 2, 2005	April 3, 2004
OPERATING ACTIVITIES
Net income	$17,373	$19,915
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	4,237	4,021
Gain on disposal of property, equipment and software	—	(1,824)
Amortization of other intangible assets and other assets	625	860
Amortization of deferred stock compensation	753	1,237
Income tax benefit from employee stock-based awards	907	3,230
Changes in operating assets and liabilities:
Accounts receivable	(5,995)	(7,956)
Inventories	8,419	5,459
Prepaid expenses and other	(2,679)	(113)
Accounts payable	(3,536)	(10,448)
Accrued expenses	(238)	(111)
Deferred income on shipments to distributors	3,232	190
Deferred income taxes	(181)	—
Income taxes payable	2,894	1,385
Net cash provided by operating activities	25,811	15,845
INVESTING ACTIVITIES
Purchases of short-term investments	(19,269)	(145,443)
Maturities of short-term investments	186,173	112,220
Purchases of property, equipment and software	(2,010)	(3,863)
Proceeds from sale of property, equipment and software	215	—
Purchases of other assets	(65)	(3,394)
Acquisition of business	—	(109)
Net cash provided by (used in) investing activities	165,044	(40,589)
FINANCING ACTIVITIES
Net proceeds from exercises of stock options	2,616	5,232
Net cash provided by financing activities	2,616	5,232

Increase (decrease) in cash and cash equivalents	193,471	(19,512)
Cash and cash equivalents at beginning of period	48,636	58,434
Cash and cash equivalents at end of period	$242,107	$38,922
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$42	$50
Income taxes paid	$188	$4,946
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Receivable for sale of property, equipment and software	$—	$2,120

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

April 2, 2005

1.               SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of January 1, 2005, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 2, 2005, the condensed consolidated results of its operations for the three months ended April 2, 2005 and April 3, 2004, and the condensed consolidated statements of cash flows for the three months ended April 2, 2005 and April 3, 2004.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three months ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles.  Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended January 1, 2005, included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (SEC) on April 25, 2005.

RECLASSIFICATIONS

The Company has reclassified investments in auction rate securities from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  Accordingly, the Company has revised the classification to exclude $153.9 million from cash and cash equivalents at January 1, 2005 and to include such amount under short-term investments.  In addition, the Company has reclassified the purchases and maturities of these investments in auction rate securities in its condensed consolidated statements of cash flows, which decreased cash flows from investing activities by $24.8 million for the three months ended April 3, 2004.  The reclassifications had no impact on the Company’s results of operations or its overall financial position.

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Shipping and handling costs are classified as a component of cost of revenue in the condensed consolidated statements of income.  Inventories consist of the following (in thousands):

	April 2, 2005	January 1, 2005
Work in progress	$20,711	$23,149
Finished goods	9,275	15,256
	$29,986	$38,405

OTHER COMPREHENSIVE INCOME

There were no significant differences between net income and comprehensive income during any of the periods presented.

INCOME TAXES

The current year effective tax rate differs from prior periods primarily due to the Company’s alignment of its financial structure with its international operational structure affecting the tax results for the first time in fiscal 2005.

The American Jobs Creation Act created a one-time incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a tax rate of 5.25%.  The Company has not completed its analysis of whether and to what extent it might repatriate unremitted foreign earnings to the U.S.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The U.S. Internal Revenue Service has selected the Company’s 2002 and 2003 federal income tax returns for examination.  Although the outcome of tax audits is always uncertain, management believes that the results of the examination will not materially affect the financial position or results of operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (SFAS 151).  SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  SFAS 123R was originally effective for reporting periods that began after June 15, 2005.  In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005.  The Company has not yet determined which fair-value method and transitional provision it will follow or the date it will adopt SFAS 123R.  However, the Company expects that the adoption of SFAS 123R will have a significant negative impact on its results of operations.  The Company does not expect the adoption of SFAS 123R will impact its overall financial position.  See STOCK-BASED COMPENSATION in Note 3 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS 153 will have a material impact on its results of operations or financial position.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income	$17,373	$19,915
Basic:
Weighted-average shares of common stock outstanding	52,672	51,430
Weighted-average shares of common stock subject to repurchase	(204)	(438)
Shares used in computing basic net income per share	52,468	50,992

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	150	368
Contingent shares, acquisition	712	—
Stock options	2,035	3,930
Shares used in computing diluted net income per share	55,365	55,290

Basic net income per share	$0.33	$0.39
Diluted net income per share	$0.31	$0.36

Approximately 3,704,000 and 331,000 weighted-average dilutive potential shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 2, 2005 and April 3, 2004, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.  The Company has issued 297,000 shares of common stock during the three months ended April 2, 2005, net of repurchases.

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

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3. STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net income – as reported	$17,373	$19,915
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	470	854
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(6,439)	(6,204)
Pro forma net income	$11,404	$14,565

Net income per share:
Basic – as reported	$0.33	$0.39
Basic – pro forma	$0.22	$0.29

Diluted – as reported	$0.31	$0.36
Diluted – pro forma	$0.21	$0.27

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R).  See RECENT ACCOUNTING PRONOUNCEMENTS above for additional information.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4. COMMITMENTS AND CONTINGENCIES

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.  The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful.  The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  The Company anticipates that its potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers.  Its carriers appear to be solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, the Company does not expect that the settlement would involve any material payment by it.  Furthermore, even if the Company’s insurance were unavailable due to insurer insolvency or otherwise, the Company expects that its maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.  On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims.  The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy and the individuals associated with those issuers.  Based on the current Court schedule (which is subject to change), the parties must submit a revised settlement to the Court by May 2, 2005 and the underwriter defendants would have until May 16, 2005 to object to the revised settlement agreement.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, or whether the outcome would have a material impact on the Company’s results of operations or financial position.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Trade Secret and Patent Infringement Litigation

On February 17, 2004, the Company filed a lawsuit against a former employee and Axiom Microdevices Inc., a California corporation, in the United States District Court for the Western District of Texas, Austin Division, alleging theft of trade secrets by the individual and Axiom.  The lawsuit also alleges that the employee breached his ethical, contractual and fiduciary obligations to the Company by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with the employee’s contractual obligations to the Company.  On September 14, 2004, the Company added claims for infringement of United States Patents 6,549,071 and 6,788,141 to the pending suit.  The patents relate to the Company’s proprietary technology for complementary metal oxide semiconductor (CMOS) RF power amplifiers.  At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

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

The Company is obligated to potentially issue up to a maximum of 1,290,963 additional shares of common stock to shareholders of Cygnal (of which 369,330 shares have already been issued) based on the achievement of certain revenue milestones during the twelve-month earn out period commencing on April 4, 2004 and ending on April 2, 2005.  The additional shares will be earned as follows: (1) up to 297,915 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $10.0 million up to $15.0 million; plus (2) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $15.0 million up to $20.0 million; plus (3) up to 496,524 shares on a pro rata basis for every dollar of Cygnal product revenues during the earn out period in excess of $20.0 million up to $24.0 million.  During the twelve-month earn out period which ended on April 2, 2005, microcontroller product revenues were $22.3 million.  Based upon the revenue achievement, the Company expects to issue an aggregate of approximately 1,081,000 additional shares (of which 369,330 shares have already been issued).  The Company has included the remaining approximately 712,000 shares to be issued in this final distribution in its diluted weighted average shares and earnings per share calculations for the three months ended April 2, 2005.  The Company expects to issue these shares during the second quarter of fiscal 2005.  However, the Company has not recorded the additional purchase price associated with these approximately 712,000 shares as the contingency related to these shares has not been resolved and the shares are not issuable until agreement by both parties or until any dispute is resolved in accordance with the merger agreement.  In accordance with Emerging Issues Task Force Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the Company intends to use the average of the closing prices of Silicon Laboratories common stock for the three days before and after the date of the final distribution to value the earn-out shares issued to former Cygnal shareholders in this final distribution.  The value of such additional consideration will be recorded as additional purchase price, which will increase the amount of the purchase price allocable to goodwill.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” BELOW FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL YEAR 2005 WILL HAVE 52 WEEKS.  OUR FIRST QUARTER OF FISCAL YEAR 2005 ENDED APRIL 2, 2005.  OUR FIRST QUARTER OF FISCAL YEAR 2004 ENDED APRIL 3, 2004.  ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell to consumers.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), satellite radios and networking equipment.  We also offer a family of 8-bit microcontrollers (MCUs) for use in a broad array of applications such as industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment.  Our major customers include Agere Systems, Apple, Echostar, Foxconn, Intel, LG Electronics, Sagem, Samsung, Smart Link and Thomson.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 595 at April 2, 2005, from 486 employees at the end of fiscal 2003.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-parties in Asia to assemble, package, and, in the substantial majority of cases, test these devices and ship these units to our customers.  We have increased the amount of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

Our product set has expanded to a broad portfolio targeting mobile handset and broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets.  For example, our silicon direct access arrangement (DAA) product family is optimized for the personal computer (PC) modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero® Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) transceiver family is being shipped in mobile handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  In February 2004, we introduced a power amplifier product for GSM/GPRS mobile handsets that is in the sampling stage to wireless customers.  In June 2004, we introduced the Aero II transceiver that provides increased performance and integration over our prior offerings and we are now shipping in production volumes.  In July 2004, we introduced and are now sampling the Aero EDGE Radio, which addresses the Enhanced Data Rates for Global Evolution (EDGE) standard for mobile handsets.  In April 2005, we introduced a family of FM broadcast radio tuner products.  Through our acquired MCU business and our internal development efforts, we further diversified our product portfolio.  We plan to continue to diversify our product portfolio by introducing products that increase the content we provide for existing applications and by introducing ICs for markets we do not currently address, thereby expanding our total available market opportunity.

We group our products into two categories, mobile handset products and broad-based mixed-signal products.  Mobile handset products include the Aero Transceivers, the Power Amplifier, and to the extent incorporated into handsets, the FM broadcast radio tuners and the RF Synthesizers.  Broad-based mixed-signal products include our silicon DAA, ISOmodem, ProSLIC, satellite tuner, DSL analog front end, clock chips, optical transceivers and clock & data recovery ICs (CDRs), FM broadcast radio tuners for non-handset applications and general purpose RF Synthesizers for non-handset applications, as well as the microcontroller products.

During the three months ended April 2, 2005, one customer, Samsung, represented 18% of our revenues.  No other single end customer accounted for more than 10% of our revenues during the three months ended April 2, 2005.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Uniquest, each selling products to customers in Asia, represented 23% and 12% of our revenues during the three months ended April 2, 2005, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended April 2, 2005.

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

Because many of our ICs are designed for use in consumer products such as PCs, personal video recorders, set-top boxes and mobile handsets, we expect that the demand for our products will be typically subject to some degree of seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand.  However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

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

COST OF REVENUES.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software, other intellectual property license costs, and certain acquired intangible assets; an allocated portion of our occupancy costs; allocable depreciation of testing equipment and leasehold improvements; and impairment charges related to certain manufacturing equipment held for sale or abandoned.  Generally, we depreciate equipment over four years on a straight-line basis and leasehold improvements over the shorter of the estimated useful life or the applicable lease term.  Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations.  Generally, as production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and test operations achieve greater economies of scale for that product.  Additionally, the cost of wafer procurement and assembly and test services, which are significant components of cost of goods sold, vary cyclically with overall demand for semiconductors and our suppliers’ available capacity of such products and services.

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

OTHER INCOME (EXPENSE), NET.  Other income (expense), net primarily reflects the gain on the disposal of fixed assets.

PROVISION FOR INCOME TAXES.  We accrue a provision for federal, state and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and interest income from tax-exempt short-term investments.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 2, 2005	April 3, 2004

Revenues	100.0%	100.0%
Cost of revenues	46.3	45.6
Gross profit	53.7	54.4

Operating expenses:
Research and development	18.1	16.0
Selling, general and administrative	16.0	13.4
Amortization of deferred stock compensation	0.7	1.1
Operating expenses	34.8	30.5
Operating income	18.9	23.9

Other income (expense):
Interest income	1.4	0.4
Interest expense	(0.1)	(0.0)
Other income (expense), net	(0.0)	1.6
Income before income taxes	20.2	25.9
Provision for income taxes	3.6	8.4
Net income	16.6%	17.5%

COMPARISON OF THE THREE MONTHS ENDED APRIL 2, 2005 TO THE THREE MONTHS ENDED APRIL 3, 2004.

REVENUES

	Three Months Ended
(in millions)	April 2, 2005	April 3, 2004	Change	% Change
Mobile Handsets	$45.5	$61.4	$(15.9)	(26.0)%
Broad-Based Mixed-Signal	59.3	52.2	7.1	13.7
Total	$104.8	$113.6	$(8.8)	(7.8)%

Mobile Handsets:  The decline in the sales of our mobile handset products was driven by decreased demand for our Aero Transceiver family of products which was driven largely by Asian mobile handset customers.  Unit sales of our mobile handset products decreased compared to the first quarter of 2004 by 18.4%.  In addition, average selling prices in this area decreased compared to the first quarter of 2004 by 9.3%.

Broad-Based Mixed-Signal:  Growth in the sales of our broad-based mixed-signal products was primarily driven by increased sales of our: (1) ProSLIC products reflecting growth in demand and market share gains in the voice-over-internet protocol (VoIP) market segment; and (2) microcontroller products, a business that we acquired in the fourth quarter of fiscal 2003.  Such growth was offset in part by a decline in revenue from our modem products (consisting of our DAA and ISOmodem products) due to declines in average selling prices and unit sales.  Unit sales of broad-based mixed-signal products increased compared to the first quarter of 2004 by 9.0%.  In addition, average selling prices in this area increased compared to the first quarter of 2004 by 4.4% reflecting the change in mix in this area towards higher priced items for the most recent quarterly period.

As our products become more mature, we expect to experience decreases in average selling prices in the future.  Our revenues will be dependent on our ability to increase sales volumes and introduce higher priced, next generation products and product extensions.

GROSS PROFIT

	Three Months Ended
(in millions)	April 2, 2005	April 3, 2004	Change	% Change
Gross Profit	$56.2	$61.8	$(5.6)	(9.0)%
Percent of revenue	53.7%	54.4%

The decrease in gross profit dollars for the most recent quarter was primarily due to the decrease in sales volumes in our mobile handset product groups offset by the increase in sales volumes of our broad-based mixed-signal product groups.

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

RESEARCH AND DEVELOPMENT

	Three Months Ended
(in millions)	April 2, 2005	April 3, 2004	Change	% Change
Research and development	$19.0	$18.1	$0.9	4.5%
Percent of revenue	18.1%	16.0%

The increase in research and development expense for the recent three month period was principally due to increased staffing and associated occupancy and other costs to pursue new product development opportunities, and to continue to develop new testing methodologies for newly introduced and existing products.  The increase was offset in part by a $1.4 million foreign research grant that resulted from a recent study performed on our research and development expenditures during fiscal 2004.  We expect future grants will be based upon our levels of research and development expenditures and will be recognized quarterly rather than annually.  Some of our more significant development projects in the mobile-handset product area included FM broadcast radio tuners, a power amplifier, a single chip transceiver and an EDGE compliant radio.  Significant development projects in the broad-based mixed-signal product area included the F350 and F064 microcontrollers with integrating analog-to-digital converters targeting precision measurement applications.  All of these development projects have either been completed or are scheduled to be completed over the next twelve months.  Additionally, many of these new products are being sampled by certain of our customers and are in the design-in phase.  We don’t expect the products derived from these projects to begin to contribute to revenues in a meaningful way until later this year or fiscal 2006.  Additionally, we expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales volume and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
(in millions)	April 2, 2005	April 3, 2004	Change	% Change
Selling, general and administrative	$16.7	$15.2	$1.5	10.0%
Percent of revenue	16.0%	13.4%

The increase in the dollar amount of selling, general and administrative expense for the recent three month period was principally attributable to: (1) an increase of approximately $0.8 million for increased staffing and associated costs related to the expansion of our internal information technology and services support organization; and (2) an increase of approximately $0.9 million for increased staffing and associated costs associated with the geographical expansion of our sales support organization in Asia and Europe.  We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential significant variability in our future revenues; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) fluctuating legal costs related to litigation and intellectual property matters.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

	Three Months Ended
(in millions)	April 2, 2005	April 3, 2004	Change
Amortization of deferred stock compensation	$0.8	$1.2	$(0.4)

The decrease in the dollar amounts of amortization of deferred stock compensation is primarily related to the expiration of amortization on certain grants in which the deferred stock compensation has become fully amortized because the grants have become fully vested.

INTEREST INCOME

	Three Months Ended
(in millions)	April 2, 2005	April 3, 2004	Change
Interest income	$1.4	$0.5	$0.9

The increase in the dollar amount of interest income was due to a greater amount of cash and short-term investments balances during the three months ended April 2, 2005 and due to an increase in the interest rates of the underlying instruments during the three months ended April 2, 2005.

INTEREST EXPENSE

Interest expense for the three months ended April 2, 2005 was $56,000, as compared to $50,000 for the three months ended April 3, 2004.

OTHER INCOME (EXPENSE), NET

	Three Months Ended
(in millions)	April 2, 2005	April 3, 2004	Change
Other income (expense), net	$0.0	$1.8	$(1.8)

Other income (expense), net during the three months ended April 3, 2004 primarily reflected gains on the sale of test equipment.  No comparable gains occurred during the three months ended April 2, 2005.

PROVISION FOR INCOME TAXES

	Three Months Ended
(in millions)	April 2, 2005	April 3, 2004	Change
Provision for income taxes	$3.7	$9.5	$(5.8)
Effective tax rate	17.7%	32.3%

The effective tax rate for the three months ended April 2, 2005 was lower than the three months ended April 3, 2004 primarily due to our recent completion of an alignment of our financial structure with our international operational structure.  In addition, the rate for the three months ended April 2, 2005 decreased as a result of a non-taxable foreign research grant of $1.4 million that resulted from a recent study performed on our research and development expenditures during fiscal 2004.  The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, the impact of research and development tax credits, state taxes, tax-advantaged interest income and other permanent items.

BUSINESS OUTLOOK

We expect revenues in the second quarter of fiscal 2005 to be in the range of $105 million to $108 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.25 to $0.27.  This diluted net income per share range does not include a charge the Company will take in the second quarter of fiscal 2005 related to the separation agreement with the former Chief Executive Officer.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of April 2, 2005 consisted of $303.7 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal and corporate debt securities that have initial maturities of less than one year.

Net cash provided by operating activities was $25.8 million during the three months ended April 2, 2005, compared to net cash provided of $15.8 million during the three months ended April 3, 2004.  The increase was principally due to decreases in inventory and accounts payable as we align our inventory levels to demand.  Operating cash flows during the three months ended April 2, 2005 reflect our net income of $17.4 million, adjustments for non-cash items (depreciation, amortization and tax benefits associated with the exercise of stock options) of $6.5 million, and a net decrease in the components of our working capital of $1.9 million.

Net cash provided by investing activities was $165.0 million during the three months ended April 2, 2005, compared to net cash used of $40.6 million during the three months ended April 3, 2004.  The increase was principally due to an increase of $200.1 million in net maturities of short-term investments, including the sale of auction rate securities, and a $5.4 million decrease in net purchases of property, equipment and software and other assets.  We have reclassified investments in auction rate securities from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  See RECLASSIFICATIONS in Note 1 for additional information.

We anticipate capital expenditures of approximately $25 million for fiscal 2005.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $2.6 million during the three months ended April 2, 2005, compared to net cash provided of $5.2 million during the three months ended April 3, 2004.  The decrease in cash flows from financing activities during the three months ended April 2, 2005 was principally due to lower proceeds from the exercise of employee stock options.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (SFAS 151).  SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS 151 will have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  SFAS 123R was originally effective for reporting periods that began after June 15, 2005.  In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005.  We have not yet determined which fair-value method and transitional provision we will follow or the date we will adopt SFAS 123R.  However, we expect that the adoption of SFAS 123R will have a significant negative impact on our results of operations.  We do not expect the adoption of SFAS 123R will impact our overall financial position.  See STOCK-BASED COMPENSATION in Note 3 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents and short-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.   Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our cash, cash equivalents and short-term investments holdings as of April 2, 2005, an immediate one-percentage point decline in the yield for such instruments would decrease our annual interest income by approximately $3.0 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the first three months of fiscal 2005, our ten largest customers accounted for 56% of our revenues.  We had one customer, Samsung, which represented 18% of our revenues.  No other single customer accounted for more than 10% of our revenues during the first three months of fiscal 2005.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We are particularly dependent on sales of our mobile handset products, which constituted 43% of our total revenues during the first three months of fiscal 2005 and 50% of our total revenues in fiscal 2004.  In particular, our Aero Transceiver mobile handset product and its subsequent derivatives represented 43% of our total revenues during the first three months of fiscal 2005 and approximately 50% of our total revenues in fiscal 2004.  If the market for the Aero Transceiver or the market for GSM/GPRS mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

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

Our future success will depend on our ability to reduce our dependence on a few products by developing new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner.  The development of mixed-signal ICs is highly complex, and we have experienced delays in completing the development and introduction of new products and product enhancements.  Successful product development and market acceptance of our products depend on a number of factors, including:

• changing requirements of customers;

• accurate prediction of market and technical requirements, such as any shift of GSM/GPRS to EDGE and Wideband Code Division Multiple Access (WCDMA);

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

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the three months ended April 2, 2005 was $19.0 million, or 18.1% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard.  We believe this market is now in the early stages of adopting the EDGE and WCDMA standards, which allow for enhanced data generation and transmission using mobile handsets.  Forecasters expect the EDGE and WCDMA markets to develop and expand in 2005 and 2006.  In July 2004, we extended our Aero family to meet the EDGE standard with the Aero EDGE Radio.  However, we cannot be certain that the use of this technology will not change in the future and thereby make our products unsuitable.  Furthermore, we cannot be certain that any product we develop for these standards will achieve market acceptance.

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

An increasing number of our new product developments are being designed in even more complex processes.  For example, our Aero II was designed in a ..13 micron complementary metal oxide semiconductor (CMOS) process, which adds cost, complexity and elements of experimentation and development, particularly in the area of advanced mixed-signal design.

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 486 employees at the end of fiscal 2003 to 595 employees at April 2, 2005.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements.  While we believe that we are in compliance with all Sarbanes-Oxley Act requirements today, as our business grows our internal management systems and processes will need to improve to ensure that we remain in compliance.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, our business could be materially and adversely affected.

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

• departures of key personnel; and

• the required expensing of stock options under FASB SFAS 123 (revised 2004), “Share-Based Payment”.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 18% of our revenues during the first three months of fiscal 2005.  North Korea’s decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings have created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

In certain products such as the DAA, some of our customers (including Agere Systems and Conexant) offer their own competitive products.  These customers may find it advantageous to support their own offerings in the marketplace in lieu of promoting our products.

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

• obtain from the owner of the infringed intellectual property a right to a license to sell or use the relevant technology, which license may not beavailable on reasonable terms, or at all;

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

In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.  For example, in May 2003, Conexant acquired PC-Tel’s modem business.  Conexant has sought, and will likely continue to seek, to supplant our silicon DAA products that have been incorporated in PC-Tel products with Conexant’s own competing DAA product.  In 2004, Motorola separated its semiconductor operations into Freescale Semiconductor, a publicly traded company focused on communications and integrated electronic systems.  As an additional example, in February 2004, Conexant and GlobespanVirata merged to form a company focused on communication semiconductors.  This combined entity will focus on all broadband applications and may compete with our DAA, ISOmodem and asymmetric digital subscriber line (ADSL) product lines.

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

ITEM 4.  CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 2, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in our internal controls during the fiscal quarter ended April 2, 2005 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SECURITIES LITIGATION

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.  We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of us and the individual defendants for the conduct alleged in the action to be wrongful.  We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  We anticipate that our potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.  We are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers.  Our carriers appear to be solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, we do not expect that the settlement would involve any material payment by us.  Furthermore, even if our insurance were unavailable due to insurer insolvency or otherwise, we expect that our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.  On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims.  The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court’s opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy and the individuals associated with those issuers.  Based on the current Court schedule (which is subject to change), the parties must submit a revised settlement to the Court by May 2, 2005 and the underwriter defendants would have until May 16, 2005 to object to the revised settlement agreement.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.  A total of 3,680,000 shares of common stock were registered.  We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate.  The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc.  The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share.  The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million.  We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000.  Another $4.3 million was used to pay off equipment loans provided by Imperial Bank.  We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000.  In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions.  In December 2003, we paid $0.9 million in direct acquisition costs for professional and legal fees related to the acquisition of Cygnal.  As of April 2, 2005, the remaining proceeds were invested in cash, cash equivalents and short-term investments.

The following table summarizes repurchases of our stock in the three months ended April 2, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/2/05 – 1/29/05	800	$0.0001	N/A	N/A

1/30/05 – 2/26/05	—	N/A	N/A	N/A

2/27/05 – 4/2/05	1,600	$0.0001	N/A	N/A

Total	2,400	$0.0001	N/A	N/A

The 2,400 shares were purchased from employees upon termination of service pursuant to the terms of stock issuance agreements which permit us to elect to purchase such shares at the original issuance price.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                        OTHER INFORMATION

Not applicable

ITEM 6.                        EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number

2.	1*

Agreement and Plan of Reorganization, dated September 25, 2003, by and among Silicon Laboratories Inc., Homestead Enterprises, Inc., and Cygnal Integrated Products, Inc. (filed as Exhibit 2.1 to the Form 8-K filed October 3, 2003).

3.	1*

Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the “IPO Registration Statement”))

3.	2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.	1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

31.	1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC. (Registrant)

April 25, 2005	/s/ Navdeep S. Sooch
Date	Navdeep S. Sooch
INTERIM CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD (PRINCIPAL EXECUTIVE OFFICER)

April 25, 2005	/s/ Russell J. Brennan
Date	Russell J. Brennan
VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)