Form 10-Q
period 2005-07-02
SILICON LABORATORIES INC
filed 2005-07-22
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

or

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

☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 18, 2005, 53,743,986 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILICON LABORATORIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	July 2, 2005	January 1, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$224,213	$48,636
Short-term investments	106,158	228,470
Accounts receivable, net of allowance for doubtful accounts of $1,464 at July 2, 2005 and $1,088 at January 1, 2005	59,814	46,272
Inventories	28,407	38,405
Deferred income taxes	10,131	9,878
Prepaid expenses and other	4,432	5,244
Total current assets	433,155	376,905
Property, equipment and software, net	29,539	34,559
Goodwill	65,989	46,766
Other intangible assets, net	14,174	15,384
Other assets, net	12,693	10,788
Total assets	$555,550	$484,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,937	$37,001
Accrued expenses	13,302	11,913
Deferred income on shipments to distributors	31,351	25,227
Income taxes payable	13,909	8,207
Total current liabilities	91,499	82,348
Long-term obligations and other liabilities	1,849	2,570
Total liabilities	93,348	84,918

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.0001 par value; 250,000 shares authorized; 53,738 and 52,508 shares issued and outstanding at July 2, 2005 and January 1, 2005, respectively	5	5
Additional paid-in capital	314,586	287,908
Deferred stock compensation	(1,734)	(4,787)
Retained earnings	149,345	116,358
Total stockholders’ equity	462,202	399,484
Total liabilities and stockholders’ equity	$555,550	$484,402

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenues	$107,156	$126,130	$211,920	$239,753
Cost of revenues	48,566	57,544	97,116	109,410
Gross profit	58,590	68,586	114,804	130,343
Operating expenses:
Research and development	20,895	17,867	39,862	36,009
Selling, general and administrative	19,137	16,650	35,858	31,854
Amortization of deferred stock compensation	649	1,163	1,402	2,400
Operating expenses	40,681	35,680	77,122	70,263
Operating income	17,909	32,906	37,682	60,080
Other income (expense):
Interest income	1,992	591	3,404	1,070
Interest expense	(45)	(115)	(101)	(165)
Other income (expense), net	(178)	193	(193)	2,008
Income before income taxes	19,678	33,575	40,792	62,993
Provision for income taxes	4,064	10,769	7,805	20,272
Net income	$15,614	$22,806	$32,987	$42,721
Net income per share:
Basic	$0.29	$0.44	$0.62	$0.84
Diluted	$0.28	$0.41	$0.60	$0.77
Weighted-average common shares outstanding:
Basic	53,149	51,328	52,807	51,161
Diluted	55,027	55,294	55,196	55,293

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	July 2, 2005	July 3, 2004
OPERATING ACTIVITIES
Net income	$32,987	$42,721
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	8,492	8,003
Loss (gain) on disposal of property, equipment and software	60	(2,008)
Amortization of other intangible assets and other assets	1,298	1,819
Stock compensation expense	3,321	2,400
Income tax benefit from employee stock-based awards	1,609	4,852
Changes in operating assets and liabilities:
Accounts receivable	(13,542)	(19,870)
Inventories	9,998	(591)
Prepaid expenses and other	(933)	177
Accounts payable	(2,279)	(2,517)
Accrued expenses	1,389	1,395
Deferred income on shipments to distributors	6,124	3,056
Deferred income taxes	(184)	—
Income taxes payable	5,702	(1,755)
Net cash provided by operating activities	54,042	37,682

INVESTING ACTIVITIES
Purchases of short-term investments	(97,361)	(299,625)
Maturities of short-term investments	219,673	252,271
Purchases of property, equipment and software	(6,340)	(10,192)
Proceeds from sale of property, equipment and software	215	—
Purchases of other assets	(466)	(3,395)
Acquisition of business	(6)	(109)
Net cash provided by (used in) investing activities	115,715	(61,050)

FINANCING ACTIVITIES
Proceeds from Employee Stock Purchase Plan	1,429	1,287
Net proceeds from exercises of stock options	4,391	7,900
Net cash provided by financing activities	5,820	9,187

Increase (decrease) in cash and cash equivalents	175,577	(14,181)
Cash and cash equivalents at beginning of period	48,636	58,434
Cash and cash equivalents at end of period	$224,213	$44,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$127	$141
Income taxes paid	$467	$17,356

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Stock issued for acquisition of business	$18,980	$—
Accrued software licenses and maintenance	$—	$2,060
Receivable for sale of property, equipment and software	$—	$611

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

July 2, 2005

1.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of January 1, 2005, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 2, 2005, the condensed consolidated results of its operations for the three and six months ended July 2, 2005 and July 3, 2004, and the condensed consolidated statements of cash flows for the six months ended July 2, 2005 and July 3, 2004.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three and six months ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year.

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

RECLASSIFICATIONS

The Company has reclassified investments in auction rate securities from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  Accordingly, the Company has revised the classification to exclude $153.9 million from cash and cash equivalents at January 1, 2005 and to include such amount under short-term investments.  In addition, the Company has reclassified the purchases and maturities of these investments in auction rate securities in its condensed consolidated statements of cash flows, which decreased cash flows from investing activities by $36.1 million for the six months ended July 3, 2004.  The reclassifications had no impact on the Company’s results of operations or its overall financial position.

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Shipping and handling costs are classified as a component of cost of revenue in the condensed consolidated statements of income.  Inventories consist of the following (in thousands):

	July 2, 2005	January 1, 2005
Work in progress	$19,909	$23,149
Finished goods	8,498	15,256
	$28,407	$38,405

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  The Company has not yet determined which fair-value method and transitional provision it will follow.  However, the Company expects that the adoption of SFAS 123R will have a significant negative impact on its results of operations.  The Company does not expect the adoption of SFAS 123R will impact its overall financial position.  See STOCK-BASED COMPENSATION in Note 3 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.  SFAS 123R was originally effective for reporting periods that began after June 15, 2005.  In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005.  The Company intends to adopt SFAS 123R at the beginning of the first quarter of 2006.

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

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income	$15,614	$22,806	$32,987	$42,721
Basic:
Weighted-average shares of common stock outstanding	53,296	51,706	52,983	51,569
Weighted-average shares of common stock subject to repurchase	(147)	(378)	(176)	(408)
Shares used in computing basic net income per share	53,149	51,328	52,807	51,161

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	119	313	135	341
Contingent shares, acquisition	356	—	535	—
Stock options	1,403	3,653	1,719	3,791
Shares used in computing diluted net income per share	55,027	55,294	55,196	55,293

Basic net income per share	$0.29	$0.44	$0.62	$0.84
Diluted net income per share	$0.28	$0.41	$0.60	$0.77

Approximately 4,635,000, 705,000, 4,400,000 and 470,000 weighted-average dilutive potential shares of common stock have been excluded from the diluted net income per share calculation for the three months ended July 2, 2005 and July 3, 2004, and for the six months ended July 2, 2005 and July 3, 2004, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.  The Company has issued 1,230,000 shares of common stock during the six months ended July 2, 2005, net of repurchases.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

3.    STOCK-BASED COMPENSATION

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income – as reported	$15,614	$22,806	$32,987	$42,721
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	1,602	682	2,072	1,536

The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(8,321)	(6,850)	(14,760)	(13,054)
Pro forma net income	$8,895	$16,638	$20,299	$31,203

Net income per share:
Basic – as reported	$0.29	$0.44	$0.62	$0.84
Basic – pro forma	$0.17	$0.32	$0.38	$0.61

Diluted – as reported	$0.28	$0.41	$0.60	$0.77
Diluted – pro forma	$0.16	$0.31	$0.37	$0.57

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”.  See RECENT ACCOUNTING PRONOUNCEMENTS above for additional information.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.    COMMITMENTS AND CONTINGENCIES

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.  The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful.  The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  The Company anticipates that its potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers.  Its carriers appear to be solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, the Company does not expect that the settlement would involve any material payment by it.  Furthermore, even if the Company’s insurance were unavailable due to insurer insolvency or otherwise, the Company expects that its maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.  On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims.  The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court’s opinion.  The revised settlement agreement has been approved by all of the issuer defendants who are not in bankruptcy.  The underwriter defendants will have an opportunity to object to the revised settlement agreement.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, or whether the outcome would have a material impact on the Company’s results of operations or financial position.

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

5.     ACQUISITION OF CYGNAL INTEGRATED PRODUCTS, INC.

On December 10, 2003, the Company completed its acquisition of Cygnal Integrated Products, Inc. (Cygnal), an innovator in analog-intensive, highly integrated 8-bit microcontrollers (MCUs).  As a result of the acquisition, Cygnal’s portfolio of over 50 general-purpose products further diversified the Company’s existing product line, and allowed it to address the broad-based, high margin, 8-bit MCU and high-performance analog markets.  These factors contributed to a purchase price that was in excess of the fair value of the Cygnal net tangible and intangible assets acquired and, as a result, the Company recorded goodwill in connection with this transaction.

The Company was obligated to potentially issue up to a maximum of 1,290,963 additional shares of common stock to shareholders of Cygnal based on the achievement of certain revenue milestones during the twelve-month earn out period commencing on April 4, 2004 and ending on April 2, 2005.  Based upon the revenue achievement, the Company issued an aggregate of approximately 1,081,000 additional shares.  The Company issued approximately 712,000 of these shares during the second quarter of fiscal 2005.  In accordance with Emerging Issues Task Force Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the Company used $26.67 per share to value the earn-out shares issued to former Cygnal shareholders in this final distribution.  This price per share represented the average of the closing prices of Silicon Laboratories common stock for the three days before and after the date of the final distribution which occurred on May 18, 2005.  The value of such additional consideration was $19.0 million, which increased the amount of the purchase price allocable to goodwill.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” BELOW FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL YEAR 2005 WILL HAVE 52 WEEKS.  OUR SECOND QUARTER OF FISCAL YEAR 2005 ENDED JULY 2, 2005.  OUR SECOND QUARTER OF FISCAL YEAR 2004 ENDED JULY 3, 2004.  ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), satellite radios and networking equipment.  We also offer a family of 8-bit microcontrollers (MCUs) for use in a broad array of applications such as industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment.  Our major customers include Advanced Digital Broadcast, Agere Systems, Apple, Conexant, Intel, LG Electronics, Sagem, Samsung, Smart Link and Thomson.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 596 at July 2, 2005, from 486 employees at the end of fiscal 2003.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-parties in Asia to assemble, package, and, in the substantial majority of cases, test these devices and ship these units to our customers.  We have increased the amount of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

Our product set has expanded to a broad portfolio targeting mobile handset and broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets.  For example, our silicon direct access arrangement (DAA) product family is optimized for the personal computer (PC) modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero® Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) transceiver family is being shipped in mobile handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  In February 2004, we introduced a power amplifier product for GSM/GPRS mobile handsets that is in the sampling stage to wireless customers.  In June 2004, we introduced the Aero II transceiver that provides increased performance and integration over our prior offerings and we are now shipping in production volumes.  In July 2004, we introduced and are now sampling the Aero EDGE Radio, which addresses the Enhanced Data Rates for Global Evolution (EDGE) standard for mobile handsets.  In April 2005, we introduced and are now sampling a family of FM broadcast radio tuner products.  Also in April 2005, we introduced a family of digital power products.  Through our acquired MCU business and our internal development efforts, we further diversified our product portfolio.  We plan to continue to diversify our product portfolio by introducing products that increase the content we provide for existing applications and by introducing ICs for markets we do not currently address, thereby expanding our total available market opportunity.

We group our products into two categories, mobile handset products and broad-based mixed-signal products.  Mobile handset products include the Aero Transceivers, the Power Amplifier, and to the extent incorporated into handsets, the FM broadcast radio tuners and the RF Synthesizers.  Broad-based mixed-signal products include our silicon DAA, ISOmodem, ProSLIC, satellite tuner, DSL analog front end, clock chips, optical transceivers and clock & data recovery ICs (CDRs), FM broadcast radio tuners for non-handset applications, general purpose RF Synthesizers for non-handset applications, digital power products and the microcontroller products.

During the six months ended July 2, 2005, one customer, Samsung, represented 17% of our revenues.  No other single end customer accounted for more than 10% of our revenues during the six months ended July 2, 2005.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Uniquest, each selling products to customers in Asia, represented 26% and 12% of our revenues during the six months ended July 2, 2005, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended July 2, 2005.

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

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.3	45.6	45.8	45.6
Gross profit	54.7	54.4	54.2	54.4

Operating expenses:
Research and development	19.5	14.2	18.8	15.0
Selling, general and administrative	17.9	13.2	16.9	13.3
Amortization of deferred stock compensation	0.6	0.9	0.7	1.0
Operating expenses	38.0	28.3	36.4	29.3

Operating income	16.7	26.1	17.8	25.1

Other income (expense):
Interest income	1.9	0.5	1.6	0.5
Interest expense	(0.0)	(0.1)	(0.0)	(0.1)
Other income (expense), net	(0.2)	0.1	(0.1)	0.8
Income before income taxes	18.4	26.6	19.3	26.3
Provision for income taxes	3.8	8.5	3.7	8.5
Net income	14.6%	18.1%	15.6%	17.8%

COMPARISON OF THE THREE AND SIX MONTHS ENDED JULY 2, 2005 TO THE THREE AND SIX MONTHS ENDED JULY 3, 2004.

REVENUES

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2005	July 3, 2004	Change	% Change	July 2, 2005	July 3, 2004	Change	% Change
Mobile Handsets	$47.4	$68.7	$(21.3)	(31.1)%	$92.8	$130.2	$(37.4)	(28.7)%
Broad-Based Mixed-Signal	59.8	57.4	2.4	4.2	119.1	109.6	9.5	8.7
Total	$107.2	$126.1	$(18.9)	(15.0)%	$211.9	$239.8	$(27.9)	(11.6)%

Mobile Handsets:  The decline in the sales of our mobile handset products was driven by decreased demand for our Aero Transceiver family of products which was driven largely by Asian mobile handset customers.  Unit sales of our mobile handset products decreased compared to the three and six months ended July 3, 2004 by 11.7% and 14.9%, respectively.  In addition, average selling prices in this area decreased compared to the three and six months ended July 3, 2004 by 22.0% and 16.3%, respectively.

Broad-Based Mixed-Signal:  Growth in the sales of our broad-based mixed-signal products was primarily driven by increased sales of our: (1) ProSLIC products reflecting growth in demand and market share gains in the voice-over-internet protocol (VoIP) market segment; and (2) microcontroller products, a business that we acquired in the fourth quarter of fiscal 2003.  Such growth was offset in part by a decline in revenue from our modem products (consisting of our DAA and ISOmodem products) due to declines in average selling prices and unit sales.  Unit sales of broad-based mixed-signal products decreased by 2.5% compared to the three months ended July 3, 2004.  Unit sales of broad-based mixed-signal products increased by 3.2% compared to the six months ended July 3, 2004.  In addition, average selling prices in this area increased compared to the three and six months ended July 3, 2004 by 6.8% and 5.4%, respectively, reflecting the change in mix in this area towards higher priced items for the most recent periods.

As our products become more mature, we expect to experience decreases in average selling prices in the future.  Our revenues will be dependent on our ability to increase sales volumes and introduce higher priced, next generation products and product extensions.

GROSS PROFIT

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2005	July 3, 2004	Change	% Change	July 2, 2005	July 3, 2004	Change	% Change
Gross profit	$58.6	$68.6	$(10.0)	(14.6)%	$114.8	$130.3	$(15.5)	(11.9)%
Percent of revenue	54.7%	54.4%			54.2%	54.4%

The decrease in gross profit dollars for the recent three and six month periods was primarily due to the decrease in sales volumes in our mobile handset product groups offset by the increase in sales volumes of our broad-based mixed-signal product groups.

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

RESEARCH AND DEVELOPMENT

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2005	July 3, 2004	Change	% Change	July 2, 2005	July 3, 2004	Change	% Change
Research and development	$20.9	$17.9	$3.0	16.9%	$39.9	$36.0	$3.9	10.7%
Percent of revenue	19.5%	14.2%			18.8%	15.0%

The increase in research and development expense for the recent three and six month periods was principally due to increased staffing and associated occupancy and other costs to pursue new product development opportunities, and to continue to develop software and new testing methodologies for newly introduced and existing products.  The increase for the recent six month period was offset in part by a $1.4 million foreign research grant recorded during the first fiscal quarter of 2005 that resulted from a study performed on our research and development expenditures during fiscal 2004.  Some of our more significant development projects in the mobile-handset product area included FM broadcast radio tuners, a power amplifier, a single chip transceiver and an EDGE compliant radio.  Significant development projects in the broad-based mixed-signal product area included the F350 and F064 microcontrollers with integrating analog-to-digital converters targeting precision measurement applications and digital power products.  All of these development projects have either been completed or are scheduled to be completed over the next twelve months.  Additionally, many of these new products are being sampled by certain of our customers and are in the design-in phase.  We don’t expect the products derived from these projects to begin to contribute to revenues in a meaningful way until later this year or fiscal 2006.  Additionally, we expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales volume and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2005	July 3, 2004	Change	% Change	July 2, 2005	July 3, 2004	Change	% Change
Selling, general and administrative	$19.1	$16.7	$2.4	14.9%	$35.9	$31.9	$4.0	12.6%
Percent of revenue	17.9%	13.2%			16.9%	13.3%

The increase in the dollar amount of selling, general and administrative expense for the recent three month period was principally attributable to a $1.9 million charge related to the separation agreement with our former Chief Executive Officer.  The increase in the dollar amount of selling, general and administrative expense for the recent six month period was principally attributable to: (1) the $1.9 million CEO separation agreement charge; (2) an increase of approximately $1.4 million for increased staffing and associated costs associated with the geographical expansion of our sales support organization in Asia and Europe; and (3) an increase of approximately $0.5 million for increased staffing and associated costs related to the expansion of our internal information technology and services support organization.  We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential significant variability in our future revenues; (2) fluctuating usage of advertising to promote our products and, in particular, our newly introduced products; and (3) fluctuating legal costs related to litigation and intellectual property matters.

AMORTIZATION OF DEFERRED STOCK COMPENSATION

	Three Months Ended			Six Months Ended
(in millions)	July 2, 2005	July 3, 2004	Change	July 2, 2005	July 3, 2004	Change
Amortization of deferred stock compensation	$0.6	$1.2	$(0.6)	$1.4	$2.4	$(1.0)

The decrease in the dollar amounts of amortization of deferred stock compensation for the recent three and six month periods is primarily related to the expiration of amortization on certain grants in which the deferred stock compensation has become fully amortized because the grants have become fully vested.

INTEREST INCOME

	Three Months Ended			Six Months Ended
(in millions)	July 2, 2005	July 3, 2004	Change	July 2, 2005	July 3, 2004	Change
Interest income	$2.0	$0.6	$1.4	$3.4	$1.1	$2.3

The increase in the dollar amount of interest income for the recent three and six month periods was due to a greater amount of cash and short-term investments balances during the three and six months ended July 2, 2005 and due to an increase in the interest rates of the underlying instruments during the three and six months ended July 2, 2005.

INTEREST EXPENSE

Interest expense for the three and six months ended July 2, 2005 was $45,000 and $101,000, respectively, as compared to $115,000 and $165,000 for the three and six months ended July 3, 2004, respectively.

OTHER INCOME (EXPENSE), NET

	Three Months Ended			Six Months Ended
(in millions)	July 2, 2005	July 3, 2004	Change	July 2, 2005	July 3, 2004	Change
Other income (expense), net	$(0.2)	$0.2	$(0.4)	$(0.2)	$2.0	$(2.2)

Other income (expense), net during the six months ended July 3, 2004 primarily reflected gains on the sale of test equipment.  No comparable gains occurred during the six months ended July 2, 2005.

PROVISION FOR INCOME TAXES

	Three Months Ended			Six Months Ended
(in millions)	July 2, 2005	July 3, 2004	Change	July 2, 2005	July 3, 2004	Change
Provision for income taxes	$4.1	$10.8	$(6.7)	$7.8	$20.3	$(12.5)
Effective tax rate	20.7%	32.1%		19.1%	32.2%

The effective tax rate for the three and six months ended July 2, 2005 was lower than the three and six months ended July 3, 2004 primarily due to our recent completion of an alignment of our financial structure with our international operational structure.  In addition, the rate for the six months ended July 2, 2005 decreased as a result of a non-taxable foreign research grant of $1.4 million that resulted from a recent study performed on our research and development expenditures during fiscal 2004.  The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, the impact of research and development tax credits, state taxes, tax-advantaged interest income and other permanent items.

BUSINESS OUTLOOK

We expect revenues in the third quarter of fiscal 2005 to be in the range of $100 million to $103 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.22 to $0.24.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of July 2, 2005 consisted of $330.4 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal and corporate debt securities that have initial maturities of less than one year.

Net cash provided by operating activities was $54.0 million during the six months ended July 2, 2005, compared to net cash provided of $37.7 million during the six months ended July 3, 2004.  The increase was principally due to a decrease in inventory as we align our inventory levels to demand.  Operating cash flows during the six months ended July 2, 2005 reflect our net income of $33.0 million, adjustments for non-cash items (depreciation, amortization and tax benefits associated with the exercise of stock options) of $14.8 million, and a net decrease in the components of our working capital of $6.3 million.

Net cash provided by investing activities was $115.7 million during the six months ended July 2, 2005, compared to net cash used of $61.1 million during the six months ended July 3, 2004.  The increase was principally due to an increase of $170 million in net maturities of short-term investments, including the sale of auction rate securities, and a $7.0 million decrease in net purchases of property, equipment and software and other assets.  We have reclassified investments in auction rate securities from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  See RECLASSIFICATIONS in Note 1 for additional information.

We anticipate capital expenditures of approximately $20 million for fiscal 2005.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $5.8 million during the six months ended July 2, 2005, compared to net cash provided of $9.2 million during the six months ended July 3, 2004.  The decrease in cash flows from financing activities during the six months ended July 2, 2005 was principally due to lower proceeds from the exercise of employee stock options.

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  We have not yet determined which fair-value method and transitional provision we will follow.  However, we expect that the adoption of SFAS 123R will have a significant negative impact on our results of operations.  We do not expect the adoption of SFAS 123R will impact our overall financial position.  See STOCK-BASED COMPENSATION in Note 3 for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.  SFAS 123R was originally effective for reporting periods that began after June 15, 2005.  In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005.  We intend to adopt SFAS 123R at the beginning of the first quarter of 2006.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents and short-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.   Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our cash, cash equivalents and short-term investments holdings as of July 2, 2005, an immediate one-percentage point decline in the yield for such instruments would decrease our annual interest income by approximately $3.3 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO MAINTAIN OUR HISTORICAL GROWTH AND MAY EXPERIENCE SIGNIFICANT PERIOD-TO-PERIOD FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

Although we have generally experienced revenue growth in our history, we may not be able to sustain this growth.  We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate.  It is likely that in some future period our revenues or operating results will be below the expectations of public market analysts or investors.  If this occurs, our stock price may drop, perhaps significantly.  For example, our revenues in recent quarters fell below analyst expectations and resulted in significant declines in our stock price.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the first six months of fiscal 2005, our ten largest customers accounted for 53% of our revenues.  We had one customer, Samsung, which represented 17% of our revenues.  No other single customer accounted for more than 10% of our revenues during the first six months of fiscal 2005.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We are particularly dependent on sales of our mobile handset products, which constituted 44% of our total revenues during the first six months of fiscal 2005 and 50% of our total revenues in fiscal 2004.  In particular, our Aero Transceiver mobile handset product and its subsequent derivatives represented 44% of our total revenues during the first six months of fiscal 2005 and approximately 50% of our total revenues in fiscal 2004.  If the market for the Aero Transceiver or the market for GSM/GPRS mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

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

•                  our customer service, support capabilities and responsiveness;

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

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the six months ended July 2, 2005 was $39.9 million, or 18.8% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard.  We believe this market is now in the early stages of adopting the EDGE and WCDMA standards, which allow for enhanced data generation and transmission using mobile handsets.  Forecasters expect the EDGE and WCDMA markets to develop and expand in 2005 and 2006.  In July 2004, we extended our Aero family to meet the EDGE standard with the Aero EDGE Radio.  However, we cannot be certain that the use of this technology will not change in the future and thereby make our products unsuitable.  Furthermore, we cannot be certain that any product we develop for these standards will achieve market acceptance.

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

An increasing number of our new product developments are being designed in even more complex processes.  For example, our Aero II was designed in a .13 micron complementary metal oxide semiconductor (CMOS) process, which adds cost, complexity and elements of experimentation and development, particularly in the area of advanced mixed-signal design.

OUR CUSTOMERS REQUIRE OUR PRODUCTS TO UNDERGO A LENGTHY AND EXPENSIVE QUALIFICATION PROCESS WITHOUT ANY ASSURANCE OF PRODUCT SALES

Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer’s system as well as rigorous reliability testing.  This qualification process may continue for six months or longer.  However, qualification of a product by a customer does not ensure any sales of the product to that customer.  Even after successful qualification and sales of a product to a customer, a subsequent revision to the IC, changes in its manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory.  After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products.  We are experiencing this lengthy introduction to volume production cycle time with our CMOS Power Amplifier, which was introduced in the early part of fiscal 2004 and is not expected to contribute to our revenues prior to the fourth quarter of fiscal 2005.  Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales.  If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 486 employees at the end of fiscal 2003 to 596 employees at July 2, 2005.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements.  While we believe that we are in compliance with all Sarbanes-Oxley Act requirements today, as our business grows our internal management systems and processes will need to improve to ensure that we remain in compliance.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, our business could be materially and adversely affected.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO DEVELOP AND SUCCESSFULLY MARKET OUR PRODUCTS COULD BE HARMED

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.  We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur.  We are currently conducting a search for a new chief executive officer.  If we are unable to successfully fill this key position, our business could be materially and adversely affected.  There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal ICs.  In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense.  Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations.  We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth.  The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

•                  acquisition-related disputes, including disputes over earn-outs and escrows;

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

•                  departures of key personnel; and

•                  the required expensing of stock options.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 17% of our revenues during the first six months of fiscal 2005.  North Korea’s decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings have created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

ITEM 4.  CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 2, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in our internal controls during the fiscal quarter ended July 2, 2005 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SECURITIES LITIGATION

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.  We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of us and the individual defendants for the conduct alleged in the action to be wrongful.  We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  We anticipate that our potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.  We are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers.  Our carriers appear to be solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, we do not expect that the settlement would involve any material payment by us.  Furthermore, even if our insurance were unavailable due to insurer insolvency or otherwise, we expect that our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.  On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims.  The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court’s opinion.  The revised settlement agreement has been approved by all of the issuer defendants who are not in bankruptcy.  The underwriter defendants will have an opportunity to object to the revised settlement agreement.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.  A total of 3,680,000 shares of common stock were registered.  We sold a total of 3,200,000 shares of our common stock and selling stockholders sold a total of 480,000 shares to an underwriting syndicate.  The managing underwriters were Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., and Salomon Smith Barney Inc.  The offering commenced and was completed on March 24, 2000, at a price to the public of $31.00 per share.  The initial public offering resulted in net proceeds to us of $90.6 million, after deducting underwriting commissions of $6.9 million and offering expenses of $1.6 million.  We used $15 million of the proceeds as part of the consideration paid in the acquisition of Krypton Isolation, Inc. on August 9, 2000.  Another $4.3 million was used to pay off equipment loans provided by Imperial Bank.  We used another $1.0 million of the proceeds as part of the consideration paid in the acquisition of SNR Semiconductor Incorporated (SNR) on October 2, 2000.  In December 2002, we prepaid $2.4 million in satisfaction of our remaining debt and lease obligations to three equipment financing institutions.  In December 2003, we paid $0.9 million in direct acquisition costs for professional and legal fees related to the acquisition of Cygnal.  As of July 2, 2005, the remaining proceeds were invested in cash, cash equivalents and short-term investments.

The following table summarizes repurchases of our stock in the three months ended July 2, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/3/05 - 4/30/05	21,429	$0.0001	N/A	N/A

5/1/05 - 5/28/05	—	N/A	N/A	N/A

5/29/05 - 7/2/05	—	N/A	N/A	N/A

Total	21,429	$0.0001	N/A	N/A

The 21,429 shares were purchased from an employee upon termination of service pursuant to the terms of a stock issuance agreement which permit us to elect to purchase such shares at the original issuance price.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2005, we held our Annual Meeting of Shareholders.  The matters voted upon at the meeting and the results of those votes were as follows:

1.               Election of Class I Directors

	Total Votes For Each Director	Total Votes Withheld From Each Director
Navdeep S. Sooch	49,224,806	1,336,922
William P. Wood	49,789,189	772,539
Lawrence G. Walker	49,787,918	773,810

2.               Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005.

Votes For	Votes Against	Votes Abstaining
50,448,652	98,812	14,264

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

3.2	*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1		Form of Notice of Grant of Restricted Stock Units under Registrant’s 2000 Stock Incentive Plan.

10.2		Form of Restricted Stock Units Agreement under Registrant’s 2000 Stock Incentive Plan.

10.3		Form of Addendum to Notice of Grant of Restricted Stock Units and Restricted Stock Units Agreement under Registrant’s 2000 Stock Incentive Plan.

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.
(Registrant)

July 22, 2005	/s/ Navdeep S. Sooch
Date	Navdeep S. Sooch Interim Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

July 22, 2005	/s/ Russell J. Brennan
Date	Russell J. Brennan
Vice President and
Chief Financial Officer
(Principal Accounting Officer)