Form 10-Q
period 2005-10-01
SILICON LABORATORIES INC
filed 2005-10-24
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 18, 2005, 53,997,207 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	October 1, 2005		January 1, 2005
ASSETS	(Unaudited	)
Current assets:
Cash and cash equivalents	$235,138		$48,636
Short-term investments	100,089		228,470
Accounts receivable, net of allowance for doubtful accounts of $1,088 at October 1, 2005 and January 1, 2005	60,744		46,272
Inventories	27,033		38,405
Deferred income taxes	10,136		9,878
Prepaid expenses and other	4,743		5,244
Total current assets	437,883		376,905
Property, equipment and software, net	29,629		34,559
Goodwill	65,989		46,766
Other intangible assets, net	15,638		15,384
Other assets, net	16,077		10,788
Total assets	$565,216		$484,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,958		$37,001
Accrued expenses	12,453		11,913
Deferred income on shipments to distributors	31,160		25,227
Income taxes payable	16,520		8,207
Total current liabilities	93,091		82,348
Long-term obligations and other liabilities	5,067		2,570
Total liabilities	98,158		84,918
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—		—
Common stock—$.0001 par value; 250,000 shares authorized; 53,989 and 52,508 shares issued and outstanding at October 1, 2005 and January 1, 2005, respectively	5		5
Additional paid-in capital	319,716		287,908
Deferred stock compensation	(1,263)		(4,787)
Retained earnings	148,600		116,358
Total stockholders’ equity	467,058		399,484
Total liabilities and stockholders’ equity	$565,216		$484,402

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

 (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Revenues	$103,913	$121,010	$315,833	$360,763
Cost of revenues	47,249	53,712	144,365	163,122
Gross profit	56,664	67,298	171,468	197,641
Operating expenses:
Research and development	35,947	18,856	75,809	54,865
Selling, general and administrative	17,217	17,058	53,075	48,912
Amortization of stock compensation	940	983	2,342	3,383
Operating expenses	54,104	36,897	131,226	107,160
Operating income	2,560	30,401	40,242	90,481
Other income (expense):
Interest income	2,138	790	5,542	1,860
Interest expense	(30)	(78)	(130)	(243)
Other income (expense), net	(48)	(29)	(241)	1,979
Income before income taxes	4,620	31,084	45,413	94,077
Provision for income taxes	5,365	10,041	13,171	30,313
Net income (loss)	$(745)	$21,043	$32,242	$63,764
Net income (loss) per share:
Basic	$(0.01)	$0.41	$0.61	$1.25
Diluted	$(0.01)	$0.39	$0.58	$1.16
Weighted-average common shares outstanding:
Basic	53,770	51,389	53,129	51,124
Diluted	53,770	54,547	55,244	54,930

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

 SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended
	October 1, 2005	October 2, 2004
OPERATING ACTIVITIES
Net income	$32,242	$63,764
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	12,936	11,886
Loss (gain) on disposal of property, equipment and software	59	(1,989)
Amortization of other intangible assets and other assets	2,007	2,647
Acquired research and development	13,687	—
Amortization of stock compensation	4,616	3,383
Income tax benefit from employee stock-based awards	2,260	5,872
Changes in operating assets and liabilities:
Accounts receivable	(14,472)	(29,923)
Inventories	11,372	(4,761)
Prepaid expenses and other assets	(5,410)	(1,151)
Accounts payable	(181)	(4,598)
Accrued expenses	540	4,241
Deferred income on shipments to distributors	5,933	12,388
Deferred income taxes	503	—
Income taxes payable	8,313	(2,344)
Net cash provided by operating activities	74,405	59,415
INVESTING ACTIVITIES
Purchases of short-term investments	(152,657)	(467,403)
Maturities of short-term investments	281,038	396,898
Purchases of property, equipment and software	(11,992)	(18,085)
Proceeds from sale of property, equipment and software	229	3,278
Purchases of other assets	(13,990)	(4,333)
Acquisition of business	(6)	(109)
Net cash provided by (used in) investing activities	102,622	(89,754)
FINANCING ACTIVITIES
Proceeds from Employee Stock Purchase Plan	1,429	1,287
Proceeds from exercises of stock options	8,046	8,980
Net cash provided by financing activities	9,475	10,267
Increase (decrease) in cash and cash equivalents	186,502	(20,072)
Cash and cash equivalents at beginning of period	48,636	58,434
Cash and cash equivalents at end of period	$235,138	$38,362
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$159	$203
Income taxes paid	$2,052	$26,915
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Stock issued for acquisition of business	$18,980	$—
Accrued other assets	$3,443	$3,896
Receivable for sale of property, equipment and software	$—	$971

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

October 1, 2005

1.               SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of January 1, 2005, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at October 1, 2005, the condensed consolidated results of its operations for the three and nine months ended October 1, 2005 and October 2, 2004, and the condensed consolidated statements of cash flows for the nine months ended October 1, 2005 and October 2, 2004.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three and nine months ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year.

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

RECLASSIFICATIONS

The Company has reclassified investments in auction rate securities from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  Accordingly, the Company has revised the classification to exclude $153.9 million from cash and cash equivalents at January 1, 2005 and to include such amount under short-term investments.  In addition, the Company has reclassified the purchases and maturities of these investments in auction rate securities in its condensed consolidated statements of cash flows, which decreased cash flows from investing activities by $49.1 million for the nine months ended October 2, 2004.  The reclassifications had no impact on the Company’s results of operations or its overall financial position.

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Shipping and handling costs are classified as a component of cost of revenue in the condensed consolidated statements of operations.  Inventories consist of the following (in thousands):

	October 1, 2005	January 1, 2005
Work in progress	$20,480	$23,149
Finished goods	6,553	15,256
	$27,033	$38,405

OTHER COMPREHENSIVE INCOME (LOSS)

There were no significant differences between net income (loss) and comprehensive income (loss) during any of the periods presented.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

INCOME TAXES

The effective tax rate for the nine months ended October 1, 2005 is lower than the prior year primarily due to the Company’s alignment of its financial structure with its international operational structure affecting the tax results for the first time in fiscal 2005.  This is partially offset by the non-deductible acquired research and development costs in connection with the acquisition of Silicon MAGIKE in fiscal 2005 (See Note 5, ACQUISITIONS).

The American Jobs Creation Act created a one-time incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a tax rate of 5.25%.  The Company has decided that it will not use such one-time incentive.

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  The Company has not yet determined which fair-value method it will follow.  However, the Company expects that the adoption of SFAS 123R will have a significant negative impact on its results of operations.  The Company does not expect the adoption of SFAS 123R will impact its overall financial position.  See STOCK-BASED COMPENSATION in Note 3 for the pro forma impact on net income (loss) and net income (loss) per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.  SFAS 123R requires companies to use either the modified-prospective or modified-retrospective transition method.  The Company currently intends to use the modified-prospective transition method.  Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.  SFAS 123R was originally effective for reporting periods that began after June 15, 2005.  In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005.  The Company intends to adopt SFAS 123R at the beginning of the first quarter of 2006.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 did not have a material impact on the Company’s results of operations or financial position.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income (loss)	$(745)	$21,043	$32,242	$63,764
Basic:
Weighted-average shares of common stock outstanding	53,864	51,697	53,278	51,499
Weighted-average shares of common stock subject to repurchase	(94)	(308)	(149)	(375)
Shares used in computing basic net income (loss) per share	53,770	51,389	53,129	51,124

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	—	240	113	307
Contingent shares, acquisition	—	332	356	110
Stock options and awards	—	2,586	1,646	3,389
Shares used in computing diluted net income (loss) per share	53,770	54,547	55,244	54,930

Basic net income (loss) per share	$(0.01)	$0.41	$0.61	$1.25
Diluted net income (loss) per share	$(0.01)	$0.39	$0.58	$1.16

Approximately 4.5 million, 2.6 million, 4.4 million and 1.0 million weighted-average dilutive potential shares of common stock have been excluded from the diluted net income (loss) per share calculation for the three months ended October 1, 2005 and October 2, 2004, and for the nine months ended October 1, 2005 and October 2, 2004, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods.  Further, diluted shares used in calculating net loss per share for the three months ended October 1, 2005 exclude 1.6 million shares due to the Company’s net loss for the period.  The Company issued 1.5 million shares of common stock during the nine months ended October 1, 2005, net of repurchases.

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

3. STOCK-BASED COMPENSATION

FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company’s basis for electing accounting treatment under APB Opinion No. 25 is principally due to the satisfactory incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

In the third quarter of fiscal 2005, the Company awarded restricted stock units (RSUs) to its employees under its 2000 Stock Incentive Plan.  Shares of the Company’s stock are issued upon the vesting of the RSUs. The majority of the awards vest over a five year period, with pro rata vesting of the awards on each of the annual anniversary dates of the initial grant. The intrinsic value of the awards determined on the date of grant is recognized as compensation cost over the vesting period on a straight-line basis. Such costs are included in the “amortization of stock compensation” line of the condensed consolidated statements of operations, with a corresponding credit to additional paid-in capital.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net income (loss) - as reported	$(745)	$21,043	$32,242	$63,764
Total stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	808	629	2,880	2,165

The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(7,903)	(8,174)	(22,663)	(21,229)
Pro forma net income (loss)	$(7,840)	$13,498	$12,459	$44,700

Net income (loss) per share:
Basic - as reported	$(0.01)	$0.41	$0.61	$1.25
Basic - pro forma	$(0.15)	$0.26	$0.23	$0.87

Diluted - as reported	$(0.01)	$0.39	$0.58	$1.16
Diluted - pro forma	$(0.15)	$0.25	$0.23	$0.83

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”.  See RECENT ACCOUNTING PRONOUNCEMENTS above for additional information.

4. COMMITMENTS AND CONTINGENCIES

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.  The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful.  The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  The Company anticipates that its potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers.  Its carriers appear to be solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, the Company does not expect that the settlement would involve any material payment by it.  Furthermore, even if the Company’s insurance were unavailable due to insurer insolvency or otherwise, the Company expects that its maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.  On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.   Those modifications have been made.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, or whether the outcome would have a material impact on the Company’s results of operations or financial position.

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

5. ACQUISITIONS

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

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Silicon MAGIKE, Inc.

On August 19, 2005, the Company completed its acquisition of Silicon MAGIKE, Inc. (Silicon MAGIKE), a mixed-signal development-stage enterprise that develops high-voltage, high-performance, mixed-signal ICs.  The Company acquired all of the outstanding capital stock of Silicon MAGIKE for initial consideration of $15.9 million.  Of such initial consideration, the Company withheld $1.0 million to be paid in quarterly installments over two years based upon the satisfaction of certain continued employment obligations and the Company withheld $1.6 million for approximately two years as security for potential indemnification obligations.  The Company is also obligated to pay between $0 and $24.0 million to the shareholders of Silicon MAGIKE based on the achievement of certain business performance metrics during the eighteen-month period ending on June 30, 2007.  The performance metrics are tied to revenue milestones, gross margins and customer diversity requirements.

Through the acquisition, the Company acquired engineering expertise and significant development progress on high-voltage products.  In accordance with Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, this transaction was accounted for as a purchase of assets.  The purchase price was allocated as follows (in thousands):

		Amortization
		Period
Intangible assets:
Employees with Skills, Knowledge, and Relationships	$635	5 years
Assembled Workforce	508	5 years
	1,143
Acquired research and development	13,687
Employment contract	1,000
Net fair value of tangible assets acquired and liabilities assumed	48
Total purchase price	$15,878

Acquired research and development costs are included in the “research and development” line of the condensed consolidated statements of operations,

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS.  PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “FACTORS AFFECTING OUR FUTURE OPERATING RESULTS” BELOW FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.  OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST.  FISCAL YEAR 2005 WILL HAVE 52 WEEKS.  OUR THIRD QUARTER OF FISCAL YEAR 2005 ENDED OCTOBER 1, 2005.  OUR THIRD QUARTER OF FISCAL YEAR 2004 ENDED OCTOBER 2, 2004.  ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), satellite radios and networking equipment.  We also offer a family of 8-bit microcontrollers (MCUs) for use in a broad array of applications such as industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment.  Our major customers include Advanced Digital Broadcast, Agere Systems, Apple, Conexant, Intel, LG Electronics, Motorola, Sagem, Samsung and Thomson.

Our company was founded in 1996.  Our business has grown rapidly since our inception, as reflected by our employee headcount, which increased to 623 at October 1, 2005, from 486 employees at the end of fiscal 2003.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We also rely on third-parties in Asia to assemble, package, and, in the substantial majority of cases, test these devices and ship these units to our customers.  We have increased the amount of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

Our product set has expanded to a broad portfolio targeting mobile handset and broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets.  For example, our silicon direct access arrangement (DAA) product family is optimized for the personal computer (PC) modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero® Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) transceiver family is being shipped in mobile handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  In April 2005, we introduced a family of FM broadcast radio tuner products and a family of digital power products.  In August 2005, we introduced families of oscillators (XOs) and voltage-controlled oscillators (VCXOs).  In September 2005, we introduced the Aero IIe single-chip EDGE transceiver and the fax ISOmodem embedded modem.  In October 2005, we introduced the AeroFONE single-chip phone and the Quad ProSLIC.  Through acquisitions and internal development efforts, we have continued to further diversify our product portfolio.  We plan to continue to diversify our product portfolio by introducing products that increase the content we provide for existing applications and by introducing ICs for markets we do not currently address, thereby expanding our total available market opportunity.

We group our products into two categories, mobile handset products and broad-based mixed-signal products.  Mobile handset products include our Aero Transceivers, AeroFONE, Power Amplifier, and to the extent incorporated into handsets, FM broadcast radio tuners and RF Synthesizers.  Broad-based mixed-signal products include our silicon DAA, ISOmodem, ProSLIC, satellite tuner, DSL analog front end, oscillators, clock chips, optical transceivers and clock & data recovery ICs (CDRs), FM broadcast radio tuners for non-handset applications, general purpose RF Synthesizers for non-handset applications, digital power products and microcontroller products.

During the nine months ended October 1, 2005, one customer, Samsung, represented 15% of our revenues.  No other single end customer accounted for more than 10% of our revenues during the nine months ended October 1, 2005.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Uniquest, each selling products to customers in Asia, represented 29% and 11% of our revenues during the nine months ended October 1, 2005, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended October 1, 2005.

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

RESEARCH AND DEVELOPMENT.  Research and development expense consists primarily of compensation and related costs of employees engaged in research and development activities, new product mask, wafer, packaging and test costs, external consulting and services costs, amortization of purchased software, equipment tooling, equipment depreciation, amortization of acquired intangible assets, acquired research and development, as well as an allocated portion of our occupancy costs for such operations.  We generally depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over three to four years.  Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expense consists primarily of personnel-related expenses, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, directors’ and officers’ liability insurance, patent litigation legal fees, other promotional and marketing expenses, and reserves for bad debt.  Write-offs of uncollectible accounts have been insignificant to date.

AMORTIZATION OF STOCK COMPENSATION.  Amortization of stock compensation consists primarily of amortization of deferred stock compensation and compensation expense related to restricted stock units.  In connection with the grant of stock options and direct issuances of stock to our employees, we record deferred stock compensation, representing, for accounting purposes, the difference between the exercise price of option grants, or the issuance price of direct issuances of stock, as the case may be, and the fair market value of our common stock at the time of such grants or issuances.  The deferred stock compensation is amortized over the service period of the applicable options or shares, generally five to eight years.  In connection with grants of restricted stock units, the fair market value of our common stock on the date of the grant is recognized over the service period of the applicable grant, which is typically five years.

INTEREST INCOME.  Interest income reflects interest earned on average cash, cash equivalents and investment balances.  We generally invest in tax-exempt short-term investments.

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

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.5	44.4	45.7	45.2
Gross profit	54.5	55.6	54.3	54.8

Operating expenses:
Research and development	34.6	15.6	24.0	15.2
Selling, general and administrative	16.6	14.1	16.8	13.6
Amortization of deferred stock compensation	0.9	0.8	0.7	0.9
Operating expenses	52.1	30.5	41.5	29.7

Operating income	2.4	25.1	12.8	25.1

Other income (expense):
Interest income	2.1	0.7	1.8	0.5
Interest expense	(0.0)	(0.1)	(0.1)	(0.1)
Other income (expense), net	(0.0)	(0.0)	(0.1)	0.6
Income before income taxes	4.5	25.7	14.4	26.1
Provision for income taxes	5.2	8.3	4.2	8.4
Net income (loss)	(0.7)%	17.4%	10.2%	17.7%

COMPARISON OF THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2005 TO THE THREE AND NINE MONTHS ENDED OCTOBER 2, 2004.

REVENUES

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2005	October 2, 2004	Change	% Change	October 1, 2005	October 2, 2004	Change	% Change
Mobile Handsets	$44.7	$57.1	$(12.4)	(21.7)%	$137.5	$187.3	$(49.8)	(26.6)%
Broad-Based Mixed-Signal	59.2	63.9	(4.7)	(7.4)	178.3	173.5	4.8	2.8
Total	$103.9	$121.0	$(17.1)	(14.1)%	$315.8	$360.8	$(45.0)	(12.5)%

Mobile Handsets:  The decline in the sales of our mobile handset products for the recent three and nine month periods was primarily driven by declining average selling prices.  Sales for the recent nine month period also declined due to decreased purchases of our Aero Transceiver family of products which was driven largely by Asian mobile handset customers’ inventory adjustments.  Unit sales of our mobile handset products decreased compared to the three and nine months ended October 2, 2004 by 0.4% and 10.3%, respectively.  In addition, average selling prices in this area decreased compared to the three and nine months ended October 2, 2004 by 21.4% and 18.2%, respectively.

Broad-Based Mixed-Signal:  The decline in the sales of our broad-based mixed-signal products for the recent three month period was primarily driven by a decline in revenue from our modem products (consisting of our DAA and ISOmodem products), offset by increased sales of our ProSLIC products reflecting growth in demand and market share gains in the voice-over-internet protocol (VoIP) market segment.  The increase in the sales of our broad-based mixed-signal products for the recent nine month period was primarily driven by increased sales of our ProSLIC and microcontroller products, offset by a decline in revenue from our modem products.  Unit sales of broad-based mixed-signal products increased compared to the three and nine months ended October 2, 2004 by 1.8% and 2.7%, respectively.  In addition, average selling prices in this area decreased by 9.0% compared to the three months ended October 2, 2004.  Average selling prices of broad-based mixed-signal products remained flat compared to the nine months ended October 2, 2004.

As our products become more mature, we expect to experience decreases in average selling prices in the future.  Our revenues will be dependent on our ability to increase sales volumes and introduce higher priced, next generation products and product extensions.

GROSS PROFIT

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2005	October 2, 2004	Change	% Change	October 1, 2005	October 2, 2004	Change	% Change
Gross profit	$56.7	$67.3	$(10.6)	(15.8)%	$171.5	$197.6	$(26.1)	(13.2)%
Percent of revenue	54.5%	55.6%			54.3%	54.8%

The decrease in gross profit dollars for the recent three month period was primarily due to the decrease in revenues from our mobile handset and broad-based mixed-signal products.  The decrease in gross profit dollars for the recent nine month period was primarily due to the decrease in revenues from our mobile handset products offset in part by an increase in revenues from our broad-based mixed-signal products.

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

RESEARCH AND DEVELOPMENT

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2005	October 2, 2004	Change	% Change	October 1, 2005	October 2, 2004	Change	% Change
Research and development	$35.9	$18.9	$17.0	90.6%	$75.8	$54.9	$20.9	38.2%
Percent of revenue	34.6%	15.6%			24.0%	15.2%

The increase in research and development expense for the recent three and nine month periods was principally due to a $13.7 million charge for acquired research and development costs in connection with the acquisition of Silicon MAGIKE, increased staffing and associated occupancy and other costs to pursue new product development opportunities, and to continue to develop software and new testing methodologies for newly introduced and existing products.  The increase for the recent nine month period was offset in part by a $1.4 million foreign research grant recorded during the first fiscal quarter of 2005 that resulted from a study performed on our research and development expenditures during fiscal 2004.  Some of our more significant development projects in the mobile-handset product area included the AeroFONE single-chip phone, the Aero IIe single-chip EDGE transceiver and the FM broadcast radio tuners for handsets.  Significant development projects in the broad-based mixed-signal product area included families of oscillators (XOs) and voltage-controlled oscillators (VCXOs), the fax ISOmodem embedded modem and digital power products.  All of these development projects have either been completed or are scheduled to be completed over the next twelve months.  Additionally, many of these new products are being sampled by certain of our customers and are in the design-in phase.  We don’t expect the products derived from these projects to begin to contribute to revenues in a meaningful way before fiscal 2006.  Excluding the $13.7 million charge for acquired research and development costs in connection with the acquisition of Silicon MAGIKE, we expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2005	October 2, 2004	Change	% Change	October 1, 2005	October 2, 2004	Change	% Change
Selling, general and administrative	$17.2	$17.1	$0.1	0.9%	$53.1	$48.9	$4.2	8.5%
Percent of revenue	16.6%	14.1%			16.8%	13.6%

The increase in the dollar amount of selling, general and administrative expense for the recent three month period was principally attributable to an increase of approximately $0.8 million for increased staffing and associated costs associated with the geographical expansion of our sales and technical support organization in Asia and Europe, offset in part by a $0.7 million decline in sales commissions and bonuses due to a decline in our sales.  The increase in the dollar amount of selling, general and administrative expense for the recent nine month period was principally attributable to: (1) an increase of approximately $2.2 million for increased staffing and associated costs associated with the geographical expansion of our sales support organization in Asia and Europe; (2) a $1.9 million charge related to the separation agreement with our former Chief Executive Officer recorded during the second fiscal quarter of 2005; and (3) an increase of approximately $0.8 million for increased staffing and associated costs related to the expansion of our internal information technology and services support organization.  The increase for the recent nine month period was offset in part by a $1.5 million decline in sales commissions and bonuses due to a decline in our sales.  We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing efforts and administrative infrastructure.  In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential significant variability in our future revenues; (2) increased support costs related to new product introduction; and (3) fluctuating legal costs related to litigation and intellectual property matters.

AMORTIZATION OF STOCK COMPENSATION

	Three Months Ended			Nine Months Ended
(in millions)	October 1, 2005	October 2, 2004	Change	October 1, 2005	October 2, 2004	Change
Amortization of stock compensation	$0.9	$1.0	$(0.1)	$2.3	$3.4	$(1.1)

The decrease in the dollar amounts of amortization of deferred stock compensation for the recent three and nine month periods is primarily related to the expiration of amortization on certain grants in which the deferred stock compensation has become fully amortized because the grants have become fully vested.  The decline in amortization was offset in part by an increase in compensation expense related to the granting of restricted stock units in the recent periods.  Relative to the third quarter, we expect amortization of stock compensation to more than double in the fourth quarter of fiscal 2005 in connection with recent grants of restricted stock units.

INTEREST INCOME

	Three Months Ended			Nine Months Ended
(in millions)	October 1, 2005	October 2, 2004	Change	October 1, 2005	October 2, 2004	Change
Interest income	$2.1	$0.8	$1.3	$5.5	$1.9	$3.6

The increase in the dollar amount of interest income for the recent three and nine month periods was due to a greater amount of cash and short-term investments balances during the three and nine months ended October 1, 2005 and due to an increase in the interest rates of the underlying instruments during the three and nine months ended October 1, 2005.

INTEREST EXPENSE

Interest expense for the three and nine months ended October 1, 2005 was $30,000 and $130,000, respectively, as compared to $78,000 and $243,000 for the three and nine months ended October 2, 2004, respectively.

OTHER INCOME (EXPENSE), NET

	Three Months Ended			Nine Months Ended
(in millions)	October 1, 2005	October 2, 2004	Change	October 1, 2005	October 2, 2004	Change
Other income (expense), Net	$(0.0)	$(0.0)	$(0.0)	$(0.2)	$2.0	$(2.2)

Other income (expense), net during the nine months ended October 2, 2004 primarily reflected gains on the sale of test equipment.  No comparable gains occurred during the nine months ended October 1, 2005.

PROVISION FOR INCOME TAXES

	Three Months Ended			Nine Months Ended
(in millions)	October 1, 2005	October 2, 2004	Change	October 1, 2005	October 2, 2004	Change
Provision for income taxes	$5.4	$10.0	$(4.6)	$13.2	$30.3	$(17.1)
Effective tax rate	116.1%	32.3%		29.0%	32.2%

The effective tax rate for the three months ended October 1, 2005 was higher than the three months ended October 2, 2004 primarily due to the non-deductible acquired research and development costs in connection with the acquisition of Silicon MAGIKE included in the most recent quarter (For additional information, see Note 5, ACQUISITIONS).  The effective tax rate for the nine months ended October 1, 2005, was lower than the nine months ended October 2, 2004, primarily due to the tax savings from alignment of our financial structure with our international operational structure, partially offset by the non-deductible acquired research and development costs included in the current fiscal quarter as noted above.  In addition, the effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, the impact of research and development tax credits, state taxes, tax-advantaged interest income and other permanent items.

BUSINESS OUTLOOK

We expect revenues in the fourth quarter of fiscal 2005 to be in the range of $104 million to $108 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.22 to $0.24.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of October 1, 2005 consisted of $335.2 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal and corporate debt securities that have initial maturities of less than one year.

Net cash provided by operating activities was $74.4 million during the nine months ended October 1, 2005, compared to net cash provided of $59.4 million during the nine months ended October 2, 2004.  The increase was principally due to changes in accounts receivable, inventories and income taxes payable offset by a decline in net income.  Operating cash flows during the nine months ended October 1, 2005 reflect our net income of $32.2 million, adjustments for non-cash items (depreciation, amortization, acquired research and development, and tax benefits associated with the exercise of stock options) of $35.6 million, and a net decrease in the components of our working capital of $6.6 million.

Net cash provided by investing activities was $102.6 million during the nine months ended October 1, 2005, compared to net cash used of $89.8 million during the nine months ended October 2, 2004.  The increase was principally due to an increase of $198.9 million in net maturities of short-term investments, including the sale of auction rate securities, offset by a $6.6 million increase in net purchases of property, equipment and software and other assets, including a $13.3 million payment related to the acquisition of Silicon MAGIKE.  We have reclassified investments in auction rate securities from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  See RECLASSIFICATIONS in Note 1 for additional information.

We anticipate capital expenditures of approximately $20 million for fiscal 2005.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $9.5 million during the nine months ended October 1, 2005, compared to net cash provided of $10.3 million during the nine months ended October 2, 2004.  The decrease in cash flows from financing activities during the nine months ended October 1, 2005 was principally due to lower proceeds from the exercise of employee stock options.

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

Inventory valuation - We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales history, backlog and forecasts, product marketing plans and product life cycles.  To address the difficult, subjective and complex area of judgment in determining appropriate inventory valuation in a consistent manner, we apply a set of methods, assumptions and estimates to arrive at the net inventory amount by completing the following: First, we identify any inventory that has been previously written down in prior periods.  This inventory remains written down until sold, destroyed or otherwise disposed of.  Second, we write down the inventory line items that may have some form of obsolescence due to non-conformance with electrical and mechanical standards as identified by our quality assurance personnel.  Third, the remaining inventory not otherwise identified to be written down is compared to an assessment of product shipment history and forecasted demand, typically over the last six months and next six months, or actual firm backlog on hand.  However, microcontroller product history and forecasted demand is typically measured over the last twelve months and next twelve months, respectively, due to the breadth of customers and markets served and longer product life cycles.  Finally, the result of this methodology is compared against the product life cycle and competitive situations in the marketplace driving the outlook for the consumption of the inventory and the appropriateness of the resulting inventory levels.  Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project.  In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R).  SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options.  Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.  We have not yet determined which fair-value method we will follow.  However, we expect that the adoption of SFAS 123R will have a significant negative impact on our results of operations.  We do not expect the adoption of SFAS 123R will impact our overall financial position.  See STOCK-BASED COMPENSATION in Note 3 for the pro forma impact on net income (loss) and net income (loss) per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.  SFAS 123R requires companies to use either the modified-prospective or modified-retrospective transition method.  We currently intend to use the modified-prospective transition method.  Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered.  SFAS 123R was originally effective for reporting periods that began after June 15, 2005.  In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005.  We intend to adopt SFAS 123R at the beginning of the first quarter of 2006.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 did not have a material impact on our results of operations or financial position.

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents and short-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our cash, cash equivalents and short-term investments holdings as of October 1, 2005, an immediate one-percentage point decline in the yield for such instruments would decrease our annual interest income by approximately $3.4 million.  We believe that our investment policy is conservative, both in terms of the average maturity of our investments and the credit quality of the investments we hold.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the first nine months of fiscal 2005, our ten largest customers accounted for 51% of our revenues.  We had one customer, Samsung, which represented 15% of our revenues.  No other single customer accounted for more than 10% of our revenues during the first nine months of fiscal 2005.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We are particularly dependent on sales of our mobile handset products, which constituted 44% of our total revenues during the first nine months of fiscal 2005 and 50% of our total revenues in fiscal 2004.  In particular, our Aero Transceiver mobile handset product and its subsequent derivatives represented 43% of our total revenues during the first nine months of fiscal 2005 and approximately 50% of our total revenues in fiscal 2004.  If the market for the Aero Transceiver or the market for GSM/GPRS or EDGE mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

IF WE ARE UNABLE TO DEVELOP NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE IN A TIMELY MANNER, OUR OPERATING RESULTS AND COMPETITIVE POSITION COULD BE HARMED

Our future success will depend on our ability to reduce our dependence on a few products by developing new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner.  The development of mixed-signal ICs is highly complex, and we have experienced delays at times in completing the development and introduction of new products and product enhancements.  Successful product development and market acceptance of our products depend on a number of factors, including:

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

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense for the nine months ended October 1, 2005 was $75.8 million, or 24.0% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard.  We believe this market is now in the early stages of adopting the EDGE and WCDMA standards, which allow for enhanced data generation and transmission using mobile handsets.  Forecasters expect the EDGE and WCDMA markets to develop and expand in 2005 and 2006.  In September 2005, we extended our Aero family to meet the EDGE standard with the Aero IIe single-chip EDGE Radio.  However, we cannot be certain that the use of this technology will not change in the future and thereby make our products unsuitable.  Furthermore, we cannot be certain that any product we develop for these standards will achieve market acceptance.

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

We do not have our own wafer fab manufacturing facilities.  Therefore, we rely principally on one third-party vendor, Taiwan Semiconductor Manufacturing Co. (TSMC), to manufacture the ICs we design.  We also currently rely principally on two Asian third-party assembly subcontractors, Advanced Semiconductor Engineering (ASE) and Amkor Technology, to assemble and package the silicon chips provided by the wafers for use in final products.  Additionally, we rely on these offshore subcontractors for a substantial portion of the testing requirements of our products prior to shipping.  We expect utilization of such third-party subcontractors to continue in the future.

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

Since our inception, most of the silicon wafers for the products that we have shipped were manufactured either by TSMC or its affiliates.  Our customers typically complete their own qualification process.  If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results.

OUR PRODUCTS INCORPORATE TECHNOLOGY LICENSED FROM THIRD PARTIES

We incorporate technology licensed from third parties in our products.  We could be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology.  Although a third party licensor is typically obligated to indemnify us if the licensed technology infringes on another party’s intellectual property rights, such indemnification is typically limited in amount and may be worthless if the licensor becomes insolvent. See “SIGNIFICANT LITIGATION OVER INTELLECTUAL PROPERTY IN OUR INDUSTRY MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS.”

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have significantly increased the scope of our operations and expanded our workforce from 486 employees at the end of fiscal 2003 to 623 employees at October 1, 2005.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements.  While we believe that we are in compliance with all Sarbanes-Oxley Act requirements today, as our business grows our internal management systems and processes will need to improve to ensure that we remain in compliance.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, our business could be materially and adversely affected.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO DEVELOP AND SUCCESSFULLY MARKET OUR PRODUCTS COULD BE HARMED

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel.  We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur.  For example, in September 2005, Navdeep Sooch, our chairman of the board, departed from his role as interim CEO when Necip Sayiner was appointed as president and CEO.  There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal ICs.  In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense.  Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations.  We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth.  The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers and sales and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities.  The Cygnal and Silicon MAGIKE acquisitions and other acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

•             the addition or removal of our stock to or from a stock index fund;

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung, our largest customer, is based in South Korea and represented 15% of our revenues during the first nine months of fiscal 2005.  North Korea’s decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings has created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

ITEM 4.  CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 1, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in our internal controls during the fiscal quarter ended October 1, 2005 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SECURITIES LITIGATION

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.  We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of us and the individual defendants for the conduct alleged in the action to be wrongful.  We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  We anticipate that our potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.  We are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers.  Our carriers appear to be solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, we do not expect that the settlement would involve any material payment by us.  Furthermore, even if our insurance were unavailable due to insurer insolvency or otherwise, we expect that our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million.  On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  Those modifications have been made.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

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

The following table summarizes repurchases of our stock in the three months ended October 1, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/3/05 – 7/30/05	—	N/A	N/A	N/A

7/31/05 – 8/27/05	7,000	$1.75	N/A	N/A

8/28/05 – 10/1/05	—	N/A	N/A	N/A

Total	7,000	$1.75	N/A	N/A

The 7,000 shares were purchased from an employee upon termination of service pursuant to the terms of a stock issuance agreement which permit us to elect to purchase such shares at the original issuance price.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number

2.1	*

Agreement and Plan of Merger, dated August 19, 2005, by and among Silicon Laboratories Inc., Sabine Merger Sub, Inc., and Silicon MAGIKE, Inc. (filed as Exhibit 2.1 to the Form 8-K filed August 22, 2005).

3.1	*

Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the “IPO Registration Statement”)).

3.2	*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	*	Employment Agreement dated August 30, 2005 between Silicon Laboratories Inc. and Dr. Necip Sayiner (filed as Exhibit 10.1 to the Form 8-K filed September 12, 2005).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.
(Registrant)

October 24, 2005	/s/ Necip Sayiner
Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

October 24, 2005	/s/ Russell J. Brennan
Date	Russell J. Brennan Vice President and Chief Financial Officer (Principal Accounting Officer)