Form 10-K
period 2005-12-31
SILICON LABORATORIES INC
filed 2006-02-09
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements  incorporated by reference  in Part  III of this Form  10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter  (July 1, 2005) was $1,222,304,855 (assuming, for this purpose, that only directors and officers are deemed affiliates).

There were 55,117,300 shares of the registrant’s common stock issued and outstanding as of February 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SILICON LABORATORIES INC.

FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT

EXCEPT FOR THE HISTORICAL FINANCIAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-K (AS WELL AS DOCUMENTS INCORPORATED HEREIN BY REFERENCE) MAY BE CONSIDERED “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF SILICON LABORATORIES INC. AND ITS MANAGEMENT AND MAY BE SIGNIFIED BY THE WORDS “EXPECTS,” “ANTICIPATES,” “INTENDS,” “BELIEVES” OR SIMILAR LANGUAGE. YOU ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED UNDER “RISK FACTORS” AND ELSEWHERE IN THIS REPORT. SILICON LABORATORIES DISCLAIMS ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

Item 1.                        Business

GENERAL

Silicon Laboratories Inc. designs and develops proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in numerous applications, including mobile handsets, cable and satellite set-top boxes, personal computer modems, Voice over Internet Protocol (VoIP) on data networks, voice over digital subscriber line (DSL) modems, satellite tuners and FM radio tuners, personal video recorders, telephone equipment and optical networking equipment. We also design and develop mixed-signal 8-bit microcontrollers (MCUs) which are incorporated in a broad range of applications in a variety of markets, including automotive, communications, consumer, industrial, medical and power management.

Our world-class, mixed-signal design engineers typically use standard complementary metal oxide semiconductor (CMOS) technology to create our innovative ICs that can improve the performance and dramatically reduce the cost, size and system power requirements of devices that our customers sell to their end-user customers. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products that are highly integrated, which simplifies our customers’ designs and improves their time-to-market.

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

Recent growth in the market for ICs has been due to a number of factors, including the growth of Internet usage, development of new communications technologies, availability of improved communications services at lower costs, broad deployment of optical networks and remote access requirements for corporate networks. This demand has fueled tremendous growth in the number of electronic devices. For example, in mobile handset markets, the demand for wireless phones and other wireless devices, such as personal digital assistants, has grown steadily as wireless services have become increasingly popular and affordable. In other markets, demand has increased for a wide range of electronic products, including PCs, cable and satellite set-top boxes, fax machines, digital cameras, satellite radios and personal video recorders (PVRs). Consumers increasingly demand higher capacity connections at their residences using cable modems or high speed DSL. Voice over Internet Protocol technology, which enables voice traffic over data networks, is emerging as a viable alternative to traditional telephone networks. The demand for greater and faster Internet access by households and businesses has increased the need to significantly upgrade the communications backbone to handle this traffic, increasing the need for smaller, faster and better performing networking systems that route this traffic.

This intersection between the analog world we live in and the digital world requires numerous analog-intensive, mixed-signal circuits. Traditional designs for electronic devices have used mixed-signal solutions built with numerous, complex discrete analog and digital components. While these traditional designs provide the required functionality, they can be inefficient and inadequate for use in markets where size, cost, power consumption and performance are increasingly important product differentiators. In order to improve their competitive position, electronic device manufacturers need advanced mixed-signal ICs that reduce the number of discrete components and required board space to create smaller products with improved price/performance characteristics. Additionally, these manufacturers require programmable ICs that can be reconfigured to comply with numerous and constantly evolving international electronic standards without altering the fundamental design of a product.

Manufacturers of electronic devices face accelerating time-to-market demands and must adapt to evolving industry standards and new technologies. Because analog-intensive, mixed-signal IC design expertise is difficult to find, these manufacturers increasingly are turning to third parties, like us, to provide advanced mixed-signal solutions. Mixed-signal design involves great complexity and difficulty, because the performance of the IC depends on the creative analog expertise of engineers to optimize speed, power, amplitude and resolution despite the noisy digital environment and within the constraints of standard manufacturing processes. The development of analog design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

Many third-party IC providers lack sufficient analog expertise to develop compelling mixed-signal ICs. As a result, manufacturers of electronic devices value third-party providers that can supply them with mixed-signal ICs with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

PRODUCTS

We provide analog-intensive, mixed-signal ICs for use in a variety of electronic products in a broad range of applications including mobile handsets, PC modems, satellite set top boxes, automotive controls and sensors, radio tuners, personal video recorders, industrial monitoring and control, central office telephone equipment and optical networking equipment. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competitive products into single chips or chipsets. By doing so, we are able to create products that when compared to many competitive products:

•       Require less board space;

•       Reduce the use of external components;

•       Can offer superior performance;

•       Provide increased reliability;

•       Reduce system power requirements;

•       Are easier for customers to use; and

•       Reduce costs.

We group our products into two categories: mobile handset products and broad-based mixed-signal products. Mobile handset products include the Aero® Transceivers, the AeroFONE™ single-chip phone, Power Amplifiers (PA) and to the extent incorporated into handsets, the FM radio tuners. Broad-based mixed-signal products include our silicon Direct Access Arrangement (DAA), ISOmodem® embedded modems, ProSLIC® telephony interface circuits, microcontroller products, DSL analog front end, SiPHY® optical physical layer transceivers, precision clock & data recovery ICs (CDRs), XM satellite radio tuner, digital power products, FM broadcast radio tuners for non-handset applications, oscillators (XOs), voltage-controlled oscillators (VCXOs), general purpose RF Synthesizers and SiRXTM satellite receivers. The following table summarizes the diverse product areas and applications for the various ICs that we have introduced to customers:

PRODUCT AREAS AND DESCRIPTION	APPLICATIONS
MOBILE HANDSET PRODUCTS
Aero Transceivers

The Aero Transceiver family provides highly integrated transmit and receive radio functionality that is found between the antennae electronics and the digital baseband section of a GSM/GPRS/EDGE mobile handset or wireless data communication device. These solutions require a smaller footprint than most competing solutions in this form-factor sensitive market and can be paired with virtually any baseband. The Aero Transceivers are designed using 100% standard CMOS process technology which facilitates cost reduction and integration. The Aero IIe product is still in the early stages of customer adoption and is not yet being produced in volume.

• GSM/GPRS/EDGE wireless phones, smart phones and personal digital assistants (PDAs) • GSM/GPRS/EDGE data communications devices
AeroFONE

Our AeroFONE single-chip phone is an integrated, high performance solution for GSM/GPRS handsets. The AeroFONE is based on patent pending, breakthrough innovations enabling a fully-functional single-chip phone that integrates the power management unit (PMU), battery interface and charging circuitry, digital baseband, analog baseband and a quad-band RF transceiver in a single monolithic CMOS IC. This product is still in the early stages of customer adoption and is not yet being produced in volume.

• GSM/GPRS wireless phones
Power Amplifiers

Our Power Amplifiers for dual and tri-band cellular handsets are monolithic GSM PA solutions implemented in CMOS, creating high levels of integration and performance without sacrificing quality or reliability. Our PA integrates power control circuits, innovative temperature and overvoltage protection circuits, input and output matching networks and harmonic filters. Our PA provides customers with flexibility to meet key specifications for low cost phones.

• Dual and tri-band GSM/GPRS handsets

FM Radio Tuners for Mobile Handsets

Our FM tuner delivers the entire FM tuner from antenna input to audio output in CMOS. Using a digital architecture, the FM tuners significantly improve performance while reducing component count and saving board space. The FM tuner integrates selectivity filtering, automatic gain control, frequency synthesizer and audio processing making it ideal for portable audio applications.

• All wireless phones • PDAs
BROAD-BASED MIXED-SIGNAL PRODUCTS
Silicon Direct Access Arrangement (DAA)

Our DAA provides the functionality of both a direct access arrangement and a codec in a single chipset. A direct access arrangement provides electrical isolation between a wireline device, such as a modem, and the telephone line to guard against power surges in the telephone line, while the codec provides analog-to-digital and digital-to-analog conversion.

•  Desktop and notebook modems

•  Modem Riser Cards

•  Mobile Daughter Cards

•  Modem on motherboard

•  Mini PCI cards

•  Handheld organizers

•  Set-top boxes

•  Video conferencing systems

•  PBXs and IP telephony products

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

•  Set-top and digital cable boxes

•  Industrial monitoring

•  Postage meters

•  Security systems

•  Remote medical monitoring

•  Gaming consoles

•  PVRs

•  Point of sale (POS) terminals

•  Fax machines and multi- function printers

ProSLIC Telephony Interface Circuits

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

•  Voice over broadband modems and terminal adapters

•  VoIP residential gateways

•  PBXs

•  Wired long loop and central office systems

Microcontroller Products

Our C8051F family of 8-bit mixed-signal microcontrollers integrates intelligent data capture in the form of high-resolution data converters, a traditional MCU computing function, Flash memory and a highly programmable set of communication interfaces in a single system on a chip. The combination of configurable high-performance analog, up to 100 Million Instructions Per Second (MIPS), 8051 core and in-system field programmability provides the user with design flexibility, improved time-to-market, superior system performance and greater end product differentiation. These products are designed for use in a large variety of end-markets, including the automotive, communications, consumer, industrial, medical and power management markets.

•  Industrial automation and control

•  Automotive sensors and controls

•  Medical instrumentation

•  Electronic test and measurement equipment

•  Power management

•  Weigh scales

•  Optical line cards

•  Digital cameras

•  Computer peripherals

•  Wireless headsets

•  Magstripe readers

•  Gaming consoles

•  Electronic toys

DSL Analog Front End

The DSL Analog Front End (AFE) is designed to provide the connectivity functions for business or residential asymmetric digital subscriber line (ADSL) connection at the user end in customer premises equipment. Such a connection addresses the business and residential demand for high-speed connectivity. The DSL AFE supports several ADSL communication standards enabling various upload and download data rates.

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

Our satellite radio tuner combines our RF Synthesizer with a highly integrated tuner for a complete XM satellite radio tuner chipset. By leveraging CMOS technology, our satellite radio tuner minimizes the use of external components such as external voltage-controlled oscillators (VCOs), varactor diodes, and loop filters. The tuner provides strong system performance, meets stringent quality standards and fits into a very small footprint.

• Consumer and automotive XM satellite radios
Digital Power Products

Our Si8250 family of digital power products are specifically designed for power control applications. Based on a patented architecture, the family of single-chip digital power supply controllers combines the flexibility and programmability of a DSP with the fast response of a hardware-based controller. This unique architecture enables the family of products to provide both digital power control and power management functions for most isolated and non-isolated switch-mode power supply topologies while consuming significantly less space and supply current than typical DSP solutions. These products are still in the early stages of customer adoption.

• Networking and servers • Medical instrumentation • Power bricks • Industrial applications
General Purpose FM Radio Tuners
Our FM tuners (described above) are also deployed in applications other than mobile handsets.	• Stand-alone FM radios • PCs • Portable audio devices • MP3 players
Oscillators

Our families of oscillators (XOs) and voltage-controlled oscillators (VCXOs) for applications up to 1.4 GHz include the industry’s first quad frequency XO and VCXO devices. Leveraging our patented DSPLL® technology, both families are easy to design in and provide superior reliability and performance. These products are still in the early stages of customer adoption and are not yet being produced in volume.

• Networking equipment • Base stations • Test and measurement equipment • Storage area networks • Video systems

General Purpose RF Synthesizers

A RF synthesizer generates high frequency signals that are used in wireless communications systems to select a particular radio channel. We provide general purpose RF Synthesizers for a variety of wireless communications devices, including the industrial, science, medical (ISM) band applications and satellite radio applications. Our synthesizers are well-suited to meet the increasing requirement for highly-integrated electronics that reduce component count and consume less power.

• Satellite radio • Wireless local area networks • Cordless phones • Wireless headsets • Wireless LAN (802.11b) modems
SiRX Satellite Receivers

The SiRX product family is a fully-integrated single-chip satellite RF front-end for direct broadcast satellite (DBS). Leveraging our world-class RF expertise in CMOS, the SiRX satellite RF front-end integrates a high-performance satellite L-band RF tuner, a dual-mode DVB-S/DSS digital demodulator and a power-efficient, step-up supply controller for the low-noise block converter (LNB) into a single 6 x 8 mm CMOS solution. These products are still in the early stages of customer adoption and are not yet being produced in volume.

• FTA and pay TV DBS equipment • Satellite set-top boxes • PC Cards • DVD Recorders • Televisions

During fiscal 2005, sales of our mobile handset products and broad-based mixed-signal products accounted for 44% and 56% of our revenues, respectively. During fiscal 2004 and 2003, sales of our mobile handset products and broad-based mixed-signal products each accounted for approximately 50% of our revenues.

CUSTOMERS, SALES AND MARKETING

We market our products in various markets through our direct sales force, a network of independent sales representatives, and electronics distributors. Direct and distributor customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

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

Two of our distributors, Edom Technology and Uniquest, each selling products to customers in Asia, represented 29% and 11% of our fiscal 2005 revenues, respectively. Distributors are not considered end customers, but rather serve as a sales channel to our end customers. No other distributor accounted for 10% or more of revenues for fiscal 2005.

During fiscal 2005, our ten largest end customers accounted for 51% of our revenues. We had one end customer, Samsung, which represented 14% of our revenues. No other single end customer accounted for more than 10% of our revenues. Our major customers include Advanced Digital Broadcast, Agere Systems, Apple, Conexant, Intel, LG Electronics, Motorola, Sagem, Samsung and Thomson.

We maintain five sales offices in North America. We provide European sales support through our subsidiaries in the United Kingdom, France, Germany, Italy and Sweden. Our Asia Pacific sales are supported through our subsidiaries in Japan, Hong Kong and Singapore, as well as sales offices in South Korea, Taiwan and China. Revenue is attributed to a geographic area based on the end customer’s shipped-to location. The percentage of our revenues to customers located outside of the United States was 91% in fiscal 2005, 89% in fiscal 2004 and 80% in fiscal 2003. In fiscal 2005, South Korea, Taiwan and China accounted for 17%, 17% and 13% of revenues, respectively. In fiscal 2004, South Korea, Taiwan and China accounted for 28%, 16% and 10% of revenues, respectively.

Our direct sales force includes regional sales managers in the field and area business managers to further support customer communications. Many of these managers have engineering degrees. We maintain a dedicated website for our field sales organization, which includes technical documentation, backlog information, order status, product availability and new product introduction information to support our communications with that organization. Additionally, we provide direct communication to all field sales personnel as part of a structured sales communications program.

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

Research and development expenses were $101.2 million, $78.1 million and $51.9 million in fiscal 2005, 2004, and 2003, respectively.

TECHNOLOGY

Our product development process facilitates the design of highly-innovative, analog-intensive, mixed-signal ICs. Our senior engineers start the product development process by forming an understanding of our customers’ products and needs and then design alternatives with increased functionality and with decreasing power, size and cost requirements. Our engineers’ deep knowledge of existing and emerging standards and performance requirements help us to assess the technical feasibility of a particular IC. We target areas where we can provide compelling product improvements. Once we have solved the primary challenges, our field application engineers continue to work closely with our customers’ design teams to maintain and develop an understanding of our customers’ needs, allowing us to formulate derivative products and refined features.

In providing mixed-signal ICs for our customers, we believe our key competitive advantages are:

•       analog design expertise in CMOS;

•       digital signal processing design expertise;

•       microcontroller and system on a chip design expertise; and

•       our broad understanding of systems technology and trends.

To fully capitalize on these advantages, we have assembled a world-class development team with exceptional analog and mixed-signal design expertise led by accomplished senior engineers.

ANALOG DESIGN EXPERTISE IN CMOS

We believe that our most significant core competency is our world-class analog design capability. Additionally, we strive to design substantially all of our ICs in CMOS processes. There are several modern process technologies for manufacturing semiconductors including CMOS, Bipolar, BiCMOS, silicon germanium and gallium arsenide. While it is significantly more difficult to design analog ICs in CMOS, CMOS provides multiple benefits versus existing alternatives, including significantly reduced cost, reduced technology risk and greater worldwide foundry capacity. CMOS is the most commonly used process technology for manufacturing digital ICs and as a result is most likely to be used for the manufacturing of ICs with finer line geometries, which enable smaller and faster ICs. By designing our ICs in CMOS, we enable our products to benefit from this trend towards finer line geometries, which allows us to integrate more digital functionality into our mixed-signal ICs.

Designing analog and mixed-signal ICs is significantly more complicated than designing stand alone digital ICs. While advanced software tools exist to help automate digital IC design, there are far fewer tools for advanced analog and mixed-signal IC design. In many cases, our analog circuit design efforts begin at the fundamental transistor level. We believe that we have a demonstrated ability to design the most difficult analog and RF circuits using standard CMOS technologies. For example, our ProSLIC product family integrates subscriber line interface circuit (SLIC), codec and battery generation functionality into a single low-voltage CMOS IC. Similarly, bulky wireless phone components such as voltage controlled oscillators and intermediate frequency surface acoustic wave filters are replaced by our AERO transceiver products.

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

MICROCONTROLLER AND SYSTEM ON A CHIP DESIGN EXPERTISE

We have expanded our system on a chip expertise to include the talent and circuit integration methodologies required to combine precision analog, high-speed digital, Flash memory and in-system programmability into a single, monolithic CMOS integrated circuit. Our microcontroller products are designed to capture an external analog signal, convert it to a digital signal, compute digital functions on the stream of data and then communicate the results through a standard digital interface. The ability to develop standard products with the broadest possible customer application base while being cost efficient with the silicon area of the monolithic CMOS integrated circuit requires a keen sense of customer value and engineering capabilities. Additionally, to manage the wide variety of signals on a monolithic piece of silicon including electrical noise, harmonics and other electronic distortions requires a fundamental knowledge of devices physics and accumulated design expertise.

We also recently demonstrated our system on a chip capabilities with the introduction of the AeroFONE single-chip phone, a fully functional and completely integrated single-chip phone. This solution provides superior integration and software flexibility and demonstrates our capability to design our own software that works with our customer and software partner solutions.

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

•       enabling integration of third-party software with our ICs to create combined solutions; and

•       signal processing and precision analog, which forms the heart of consumer, industrial, medical and automotive electronics applications.

Our understanding of the role of analog/digital interfaces within electronic systems, standards evolution, and end market drivers enables us to identify product development opportunities and capitalize on market trends.

MANUFACTURING

As a fabless IC manufacturer, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs typically use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products’ life cycles. We currently partner principally with Taiwan Semiconductor Manufacturing Co. (TSMC) to manufacture our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then forwarded for final testing, either to our third-party test subcontractors or our facilities in Austin, Texas, prior to shipping to our customers. We have increasingly utilized offshore third-party test subcontractors, typically in Asia where the parts are assembled and where the products are frequently delivered to our customers. During the fourth quarter of 2005, more than 80% of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain at this level during fiscal 2006.

BACKLOG

As of December 31, 2005, our backlog was approximately $98.0 million, compared to approximately $69.9 million as of January 1, 2005. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Backlog from distributors is not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

COMPETITION

The markets for semiconductors generally, and for analog and mixed-signal ICs in particular, are intensely competitive. We believe the principal competitive factors in our industry are:

• Product size;	• Intellectual property;
• Level of integration;	• Customer support;
• Product capabilities;	• Reputation;
• Reliability;	• Ability to rapidly introduce
• Price;	new products to market; and
• Performance;	• Power requirements.

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

We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. For example, the mobile handset market is transitioning to more advanced air interfaces including Enhanced Data Rates for Global Evolution (EDGE) and Wideband Code Division Multiple Access (WCDMA) in addition to the Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) standard. We will also need to develop ICs that meet transitioning standards within each air interface category. Our GSM/GPRS mobile handset products have accounted for substantially all of our mobile handset revenue to date. If we are not able to develop EDGE and/or WCDMA compliant products that gain similar acceptance, our mobile handset revenue and overall operating results would be adversely affected. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. Across our product offerings, we compete with Agere Systems, Atmel, Analog Devices, Broadcom, Conexant, Cypress, Freescale, Fujitsu, Infineon Technologies, Legerity, Maxim Integrated Products, MediaTek, Microchip, National Semiconductor, Philips, Renesas, RF Micro Devices, Semtech, Skyworks Solutions, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Our competitors may also offer bundled chipset kit arrangements offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. As the markets for electronic products grow, we also may face competition from traditional electronic device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products, including components within their products that would eliminate the need for our ICs, or by entering into strategic relationships with or acquiring other existing IC providers.

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

INTELLECTUAL PROPERTY

Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 31, 2005, we had more than 600 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

We claim copyright protection for proprietary documentation for our products. We have filed for registration, or are in the process of filing for registration, of the visual images of certain ICs with the U.S. Copyright Office. We have registered the “Silicon Laboratories” logo and a variety of other product and product family names as trademarks in the United States and selected foreign jurisdictions. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other customary security measures. We intend to protect our rights vigorously, but there can be no assurance that our efforts will be successful. In addition, the laws of other countries in which our products are sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

EMPLOYEES

As of December 31, 2005, we employed 651 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our employee relations to be good.

ENVIRONMENTAL REGULATION

Federal, state and local regulations impose various environmental controls on the storage, use, discharge and disposal of certain chemicals and gases used in the semiconductor industry. Our compliance with these laws and regulations has not had a material impact on our financial position or results of operations.

Item 1A.   Risk Factors

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

•       the timeliness of our new product introductions and the rate at which our new products may cannibalize our older products;

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

•       changes in product mix;

•       the average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing, especially with respect to our mobile handset and modem products;

•       the average selling prices for our products generally decline over time;

•       changes in market standards;

•       impairment charges related to inventory, equipment or other long-lived assets;

•       the software used in our products and provided by third-party software providers must meet the needs of our customers;

•       significant legal costs to defend our intellectual property rights or respond to claims against us; and

•       the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

The markets for mobile handsets, personal computers, satellite television set-top boxes and VoIP applications are characterized by rapid fluctuations in demand and seasonality that result in corresponding fluctuations in the demand for our products that are incorporated in such devices. Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance. Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth. In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance. For example, mobile handset transceivers that provide some of the functionality provided by our RF Synthesizers have been introduced to market by us and our competitors. The introduction of these competing transceivers, including our Aero Transceiver, resulted in a rapid decline in our sales of RF Synthesizers for mobile handsets. Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF, OR A SIGNIFICANT REDUCTION IN ORDERS FROM, ANY KEY CUSTOMER COULD SIGNIFICANTLY REDUCE OUR REVENUES

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2005, our ten largest customers accounted for 51% of our revenues. We had one customer, Samsung, which represented 14% of our revenues. Most of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

While we have been a significant supplier of ICs used in many of our customers’ products, our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and protects their ability to secure these components. We believe that any expansion of our customers’ supplier bases could have an adverse effect on the prices we are able to charge and volume of product that we are able to sell to our customers, which would negatively affect our revenues and operating results.

WE ARE SUBJECT TO RISKS RELATING TO PRODUCT CONCENTRATION AND LACK OF REVENUE DIVERSIFICATION

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

•       a decline in demand for any of our more significant products, including our Aero Transceiver, modem products or ProSLIC;

•       failure of our products to achieve continued market acceptance;

•       an improved version of our products being offered by a competitor;

•       technological standard or change that we are unable to address with our products;

•       a failure to release new products or enhanced versions of our existing products on a timely basis; and

•  the failure of new products, such as our recently introduced AeroFONE and FM tuner products, to achieve market acceptance.

We are particularly dependent on sales of our mobile handset products, which constituted 44% of our total revenues in fiscal 2005 and 50% of our total revenues in fiscal 2004. In particular, our Aero Transceiver mobile handset product and its subsequent derivatives represented 44% of our total revenues in fiscal 2005 and 48% of our total revenues in fiscal 2004. If the market for the Aero Transceiver or the market for GSM/GPRS or EDGE mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

IF WE ARE UNABLE TO DEVELOP OR ACQUIRE NEW AND ENHANCED PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE IN A TIMELY MANNER, OUR OPERATING RESULTS AND COMPETITIVE POSITION COULD BE HARMED

Our future success will depend on our ability to reduce our dependence on a few products by developing or acquiring new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we have at times experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

•       changing requirements of customers;

•       accurate prediction of market and technical requirements, such as the shift of GSM/GPRS to EDGE and WCDMA;

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

•       our customer service, application support capabilities and responsiveness;

•       successful development of our relationships with existing and potential customers;

•       changes in technology, industry standards or end-user preferences; and

•       cooperation of third-party software providers and our semiconductor vendors to support our chips within a system.

We cannot provide any assurance that products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many ICs. If our ICs fail to achieve market acceptance, or if we fail to develop new products on a timely basis that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. For example, in October 2005, we introduced the AeroFONE single-chip phone. This product is in the early stages of customer adoption and we cannot be certain that it will achieve market acceptance.

OUR RESEARCH AND DEVELOPMENT EFFORTS ARE FOCUSED ON A LIMITED NUMBER OF NEW TECHNOLOGIES AND PRODUCTS, AND ANY DELAY IN THE DEVELOPMENT, OR ABANDONMENT, OF THESE TECHNOLOGIES OR PRODUCTS BY INDUSTRY PARTICIPANTS, OR THEIR FAILURE TO ACHIEVE MARKET ACCEPTANCE, COULD COMPROMISE OUR COMPETITIVE POSITION

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2005 was $101.2 million, or 23.8% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard. We believe this market is now in the early stages of adopting the EDGE and WCDMA standards, which allow for enhanced data generation and transmission using mobile handsets. Forecasters expect the EDGE and WCDMA markets to further develop and expand in 2006 and 2007. In September 2005, we extended our Aero family to meet the EDGE standard with the Aero IIe single-chip EDGE Radio. However, we cannot be certain that the use of this technology will not change in the future and thereby make our products unsuitable. Furthermore, we cannot be certain that any product we develop for these standards will achieve market acceptance.

WE HAVE INCREASED OUR INTERNATIONAL ACTIVITIES SIGNIFICANTLY AND PLAN TO CONTINUE SUCH EFFORTS, WHICH SUBJECTS US TO ADDITIONAL BUSINESS RISKS INCLUDING INCREASED LOGISTICAL AND FINANCIAL COMPLEXITY, POLITICAL INSTABILITY AND CURRENCY FLUCTUATIONS

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and the Pacific Rim region. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues to customers located outside of the United States was 91% in fiscal 2005, 89% in fiscal 2004 and 80% in fiscal 2003. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

•       increased complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;

•       protectionist laws and business practices that favor local competition in some countries;

•       multiple, conflicting and changing tax laws and regulations that may impact both our international and domestic tax liabilities and result in increased complexity and costs;

•       longer sales cycles;

•       greater difficulty in accounts receivable collection and longer collection periods;

•       high levels of distributor inventory subject to price protection and rights of return to us;

•       political and economic instability;

•       greater difficulty in hiring and retaining qualified technical sales and applications engineers and administrative personnel; and

•       the need to have business and operations systems that can meet the needs of our international business and operating structure.

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

OUR CUSTOMERS REQUIRE OUR PRODUCTS TO UNDERGO A LENGTHY AND EXPENSIVE QUALIFICATION PROCESS WITHOUT ANY ASSURANCE OF PRODUCT SALES

Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer’s system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the IC or software, changes in the IC’s manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. We experienced this lengthy introduction to volume production cycle time with our CMOS Power Amplifier, which was introduced in the early part of fiscal 2004 and did not contribute to our revenues until the fourth quarter of fiscal 2005. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

WE RELY ON THIRD PARTIES TO MANUFACTURE, ASSEMBLE AND TEST OUR PRODUCTS AND THE FAILURE TO SUCCESSFULLY MANAGE OUR RELATIONSHIPS WITH OUR MANUFACTURERS AND SUBCONTRACTORS WOULD NEGATIVELY IMPACT OUR ABILITY TO SELL OUR PRODUCTS

We do not have our own wafer fab manufacturing facilities. Therefore, we rely principally on one third-party vendor, TSMC, to manufacture the ICs we design. We also currently rely principally on two Asian third-party assembly subcontractors, Advanced Semiconductor Engineering (ASE) and Amkor Technology, to assemble and package the silicon chips provided by the wafers for use in final products. Additionally, we rely on these offshore subcontractors for a substantial portion of the testing requirements of our products prior to shipping. We expect utilization of third-party subcontractors to continue in the future.

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

•       potential increases in prices or payments in advance for capacity;

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

OUR PRODUCTS INCORPORATE TECHNOLOGY LICENSED FROM THIRD PARTIES

We incorporate technology (including software) licensed from third parties in our products. We could be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology. Although a third party licensor is typically obligated to indemnify us if the licensed technology infringes on another party’s intellectual property rights, such indemnification is typically limited in amount and may be worthless if the licensor becomes insolvent. See “SIGNIFICANT LITIGATION OVER INTELLECTUAL PROPERTY IN OUR INDUSTRY MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS.” Furthermore, any failure of third party technology to perform properly would adversely affect sales of our products incorporating such technology.

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have increased the scope of our operations and expanded our workforce from 588 employees at the end of fiscal 2004 to 651 employees at the end of fiscal 2005. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements. As our business grows our internal management systems and processes will need to improve to ensure that we remain in compliance. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel. If we are unable to effectively manage our expanding global operations, including our international headquarters in Singapore, our business could be materially and adversely affected.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO DEVELOP AND SUCCESSFULLY MARKET OUR PRODUCTS COULD BE HARMED

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. For example, in September 2005, Navdeep Sooch, our chairman of the board, departed from his role as interim CEO when Necip Sayiner was appointed as president and CEO. There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal ICs. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers, sales, applications and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. The Cygnal Integrated Products (Cygnal) and Silicon MAGIKE acquisitions and other acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

Most of TSMC’s foundries and one of our assembly and test subcontractor’s sites are primarily located in the same region within Taiwan and our other assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers, particularly mobile handset manufacturers, are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding, lack of water or other natural disasters in Taiwan or the Pacific Rim region, or an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturer, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers. For example, Samsung, our largest customer, is based in South Korea and represented 14% of our revenues during fiscal 2005. North Korea’s decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings has created unrest. Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results. In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea. Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third party vendor.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We respond when appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. For example, in April 2003, we paid $17 million to settle patent infringement claims brought against us by TDK Semiconductor Corporation. In February 2004, we filed a lawsuit against a former employee and Axiom Microdevices alleging theft of trade secrets. In September 2004, we added claims for patent infringement to such suit. In December 2005, Power-One, Inc. filed a lawsuit against us alleging patent infringement related to our digital power supply products. In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention. Most intellectual property litigation also could force us to take specific actions, including:

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

WE ARE SUBJECT TO CREDIT RISKS RELATED TO OUR ACCOUNTS RECEIVABLE

We do not generally obtain letters of credit or other security for payment from customers, distributors or contract manufacturers. Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities. Our ten largest customers or distributors represent a substantial majority of our accounts receivable. If any such customer or distributor were to become insolvent or otherwise not satisfy their obligations to us, we could be materially harmed.

THE PERFORMANCE OF OUR PRODUCTS MAY BE ADVERSELY AFFECTED BY SEVERE ENVIRONMENTAL CONDITIONS THAT MAY REQUIRE MODIFICATIONS, WHICH COULD LEAD TO AN INCREASE IN OUR COSTS OR A REDUCTION IN OUR REVENUES

For example, although our DSL AFE and modem related products are compliant with published specifications, these established specifications might not adequately address all conditions that must be satisfied in order to operate in harsh environments. This includes environments where there are wide variations in electrical quality, telephone line quality, static electricity and operating temperatures or that may be affected by lightning or improper handling by customers and end users. These environmental factors may result in unanticipated returns of our products. Any necessary modifications could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

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

Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our ICs. None of our third party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us.

THE AVERAGE SELLING PRICES OF OUR PRODUCTS COULD DECREASE RAPIDLY WHICH MAY NEGATIVELY IMPACT OUR REVENUES AND GROSS PROFITS

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices, particularly for mobile handset products. We have reduced the average unit price of our products in anticipation of or in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, increasing our sales content per application or reducing production costs, our gross profits and revenues will suffer. To maintain our gross profit percentage, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our revenues and gross profit percentage to decline.

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

The markets for semiconductors in general, and for mixed signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. Across all of our product areas, we compete with Agere Systems, Atmel, Analog Devices, Broadcom, Conexant, Cypress, Freescale, Fujitsu, Infineon Technologies, Legerity, Maxim Integrated Products, MediaTek, Microchip, National Semiconductor, Philips, Renesas, RF Micro Devices, Semtech, Skyworks Solutions, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. Some of our customers, such as Agere Systems, Intel, and Samsung, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

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

Products for communications applications are based on industry standards that are continually evolving. For example, GSM mobile handsets now commonly use the GPRS specification for enabling data communications, but there is an accelerating trend toward the EDGE protocol. Other suppliers, including us, are now offering mobile handset devices utilizing the EDGE protocol to support higher data communication rates on GSM networks. In addition, certain suppliers are now offering mobile handset devices utilizing the WCDMA protocol to support higher data communication rates on WCDMA networks. We do not currently have a WCDMA mobile handset product. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our primary facilities, housing test operations, sales and marketing, research and development, and administration, are located in Austin, Texas. These facilities consist of approximately 230,000 square feet of leased floor space with lease terms expiring at various dates through April 2010. In addition to these properties, we lease facilities in New Hampshire for engineering activities and various other smaller locations throughout the United States, China, England, France, Germany, Hong Kong, Japan, South Korea, Malaysia, Singapore and Taiwan for sales, marketing, administrative, design and manufacturing support activities.

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

On December 14, 2005, Power-One, Inc. (Power-One), a Delaware corporation, filed a lawsuit against us, in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of United States Patents 6,936,999 and 6,949,916, and of patent applications Nos. 2004/0123164A1 and 2004/0093533A1. The lawsuit relates to our Si825x family of digital power supply controllers and alleges that the infringement was and continues to be willful. At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the Nasdaq National Market (Nasdaq) under the symbol “SLAB”. The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by Nasdaq. As of February 1, 2006, there were 230 holders of record of our common stock.

	HIGH	LOW
Fiscal Year 2004
First Quarter	$59.92	$44.00
Second Quarter	59.45	42.88
Third Quarter	43.95	29.02
Fourth Quarter	37.50	26.89
Fiscal Year 2005
First Quarter	$36.60	$26.88
Second Quarter	31.42	24.62
Third Quarter	33.98	25.46
Fourth Quarter	41.86	26.51

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

No securities were repurchased during the fourth quarter of fiscal 2005.

Item 6.   Selected Consolidated Financial Data

The selected consolidated balance sheet data as of fiscal year ended 2005 and 2004 and the selected consolidated statements of operations data for fiscal 2005, 2004 and 2003 have been derived from the audited consolidated financial statements included in this Form 10-K. The selected consolidated balance sheet data as of fiscal year ended 2003, 2002 and 2001 and the selected consolidated statements of operations data for fiscal 2002 and 2001 have been derived from audited consolidated financial statements not included in this Form 10-K. You should read this selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes to those statements included in this Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Fiscal Year
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Revenues	$425,689	$456,225	$325,305	$182,016	$74,065
Operating income (loss)	58,010	106,685	65,414	30,989	(51,247)
Net income (loss)	47,506	76,693	44,716	20,717	(45,573)
Net income (loss) per share:
Basic	$0.89	$1.49	$0.92	$0.44	$(0.99)
Diluted	$0.86	$1.39	$0.86	$0.41	$(0.99)
Weighted-average common shares outstanding:
Basic	53,399	51,471	48,850	47,419	45,914
Diluted	55,485	54,983	52,288	50,811	45,914

CONSOLIDATED BALANCE SHEET DATA:

Cash, cash equivalents and short-term investments	$363,710	$277,106	$190,313	$115,166	$101,248
Working capital	369,304	294,557	202,712	122,354	106,556
Total assets	613,003	484,402	378,095	197,065	145,021
Long-term obligations and other liabilities	7,418	2,570	9,962	949	3,817
Total stockholders’ equity	498,048	399,484	287,205	155,722	125,407

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “RISK FACTORS” UNDER ITEM 1A FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. FISCAL 2005 HAD 52 WEEKS AND ENDED ON DECEMBER 31, 2005. FISCAL 2004 HAD 52 WEEKS AND ENDED ON JANUARY 1, 2005. FISCAL 2003 HAD 53 WEEKS WITH THE EXTRA WEEK OCCURRING IN THE FOURTH QUARTER OF THE YEAR AND ENDED ON JANUARY 3, 2004.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell. We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), FM broadcast radio tuners and networking equipment. We also offer a family of 8-bit microcontrollers (MCUs) for use in a broad array of applications such as industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment. Our major customers include Advanced Digital Broadcast, Agere Systems, Apple, Conexant, Intel, LG Electronics, Motorola, Sagem, Samsung and Thomson.

Our company was founded in 1996. Our business has grown since our inception, as reflected by our employee headcount, which increased to 651 at the end of fiscal 2005, from 588 employees at the end of fiscal 2004 and 486 employees at the end of fiscal 2003. As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We rely on third-parties in Asia to assemble, package, and, in the substantial majority of cases, test these devices and ship these units to our customers. We also rely on third-party providers of software to supply a complete AeroFONE mobile handset solution to our customers. We have increased the portion of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

Our product set has expanded to a broad portfolio targeting mobile handset and broad-based mixed-signal applications. Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. For example, our silicon direct access arrangement (DAA) product family is optimized for the personal computer (PC) modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero GSM/GPRS transceiver family is being shipped in mobile handsets worldwide. We continue to introduce next generation ICs with added functionality and further integration. In April 2005, we introduced a family of FM broadcast radio tuner products and a family of digital power products. In August 2005, we introduced families of oscillators (XOs) and voltage-controlled oscillators (VCXOs). In September 2005, we introduced the Aero IIe single-chip EDGE transceiver and the fax ISOmodem embedded modem. In October 2005, we introduced the AeroFONE single-chip phone and the Quad ProSLIC. In November 2005, we introduced the SiRX satellite receivers. Through acquisitions and internal development efforts, we have continued to further diversify our product portfolio. We plan to continue to diversify our product portfolio by introducing products that increase the content we provide for existing applications and by introducing ICs for markets we do not currently address, thereby expanding our total available market opportunity.

We group our products into two categories, mobile handset products and broad-based mixed-signal products. Mobile handset products include our Aero Transceivers, the AeroFONE single-chip phone, Power Amplifiers, and to the extent incorporated into handsets, FM broadcast radio tuners. Broad-based mixed-signal products include our silicon DAA, ISOmodem embedded modems, ProSLIC telephony interface circuits, microcontroller products, DSL analog front end, SiPHY optical physical layer transceivers, precision clock & data recovery ICs (CDRs), XM satellite radio tuner, digital power products, FM broadcast radio tuners for non-handset applications, oscillators (XOs), voltage-controlled oscillators (VCXOs), general purpose RF Synthesizers and SiRX satellite receivers.

During fiscal 2005, 2004 and 2003, one customer, Samsung, represented 14%, 17% and 21% of our revenues, respectively. No other single end customer accounted for more than 10% of our revenues in any of these years. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Uniquest, each selling products to customers in Asia, represented 29% and 11% of our fiscal 2005 revenues, respectively. Edom and Uniquest represented 20% and 12% of our fiscal 2004 revenues, respectively, and Edom accounted for 13% of our total revenues during fiscal 2003. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal years 2005, 2004 or 2003.

The percentage of our revenues derived from customers located outside of the United States was 91% in fiscal 2005, 89% in fiscal 2004 and 80% in fiscal 2003. This percentage increase in the two most recent years reflects our product and customer diversification and increased market penetration for our products, as many of our mobile handset, and increasingly, broad-based mixed-signal customers manufacture and design their products in Asia. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following describes the line items set forth in our consolidated statements of income:

REVENUES.   Revenues are generated almost exclusively by sales of our ICs. We recognize revenue on sales when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, we recognize revenue from product sales direct to customers and contract manufacturers upon shipment. Certain of our sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, we defer the revenue and cost of revenue on such sales until the distributors sell the product to the end customer. Our products typically carry a one-year replacement warranty. Replacements have been insignificant to date. Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products. The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products. These discounts are made for a variety of reasons, including: 1) to establish a relationship with a new customer, 2) as an incentive for customers to purchase products in larger volumes, 3) to provide profit margin to our distributors who resell our products or 4) in response to competition. In addition, as a product matures, we expect that the average selling price for such product will decline due to the greater availability of competing products. Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products.

COST OF REVENUES.   Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software, other intellectual property license costs, and certain acquired intangible assets; an allocated portion of our occupancy costs; allocable depreciation of testing equipment and leasehold improvements; and impairment charges related to certain manufacturing equipment held for sale or abandoned; and, for prior periods, a portion of the settlement costs associated with the TDK patent infringement lawsuit. Generally, we depreciate equipment over four years on a straight-line basis and leasehold improvements over the shorter of the estimated useful life or the applicable lease term. Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations. Generally, as production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and test suppliers achieve greater economies of scale for that product. Additionally, the cost of wafer procurement and assembly and test services, which are significant components of cost of goods sold, vary cyclically with overall demand for semiconductors and our suppliers’ available capacity of such products and services.

RESEARCH AND DEVELOPMENT.   Research and development expense consists primarily of compensation, including stock compensation, and related costs of employees engaged in research and development activities, new product mask, wafer, packaging and test costs, external consulting and services costs, amortization of purchased software, equipment tooling, equipment depreciation, amortization of acquired intangible assets, acquired research and development, as well as an allocated portion of our occupancy costs for such operations. We generally depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over three to four years. Research and development activities include the design of new products and software, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

SELLING, GENERAL AND ADMINISTRATIVE.   Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, directors’ and officers’ liability insurance, patent litigation legal fees, other promotional and marketing expenses, and reserves for bad debt.

WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT.   Write off of in-process research & development reflects the write off of in-process research and development costs which we acquired in connection with our acquisition of Cygnal in fiscal 2003.

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

PROVISION FOR INCOME TAXES.   We accrue a provision for domestic and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and interest income from tax-exempt short-term investments.

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of income data as a percentage of revenues for the periods indicated:

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	45.6	45.2	49.9
Gross profit	54.4	54.8	50.1
Operating expenses:
Research and development	23.8	17.1	15.9
Selling, general and administrative	17.0	14.3	13.6
Write-off of in-process research & development	—	—	0.5
Operating expenses	40.8	31.4	30.0
Operating income	13.6	23.4	20.1
Other income (expense):
Interest income	2.0	0.7	0.4
Interest expense	(0.1)	(0.1)	(0.0)
Other income (expense), net	(0.1)	0.4	(0.2)
Income before income taxes	15.4	24.4	20.3
Provision for income taxes	4.2	7.6	6.6
Net income	11.2%	16.8%	13.7%

COMPARISON OF FISCAL 2005 TO FISCAL 2004

REVENUES

	Year Ended
	December 31, 2005	January 1, 2005	Change	% Change
	(in millions)
Mobile Handsets	$188.6	$228.8	$(40.2)	(17.6)%
Broad-Based Mixed-Signal	237.1	227.4	9.7	4.3
Total	$425.7	$456.2	$(30.5)	(6.7)%

Mobile Handsets:   The decline in the sales of our mobile handset products in fiscal 2005 was primarily driven by declining average selling prices of our Aero Transceiver family of products. Average selling prices in mobile handset products decreased year over year by 20.6%. This decrease was offset in part by a 3.8% year over year increase in unit volumes of our mobile handset products.

Broad-Based Mixed-Signal:   The growth in the sales of our broad-based mixed-signal products in fiscal 2005 was primarily driven by increased revenues from our: (1) ProSLIC products reflecting growth in demand and market share gains in the VoIP market; and (2) microcontroller products, a business that we acquired in the fourth quarter of fiscal 2003. Such growth was offset in part by a 10% decline in revenue from our modem products (consisting of our DAA and ISOmodem products) due to declines in average selling prices and unit volumes. Unit volumes of broad-based mixed-signal products increased year over year by 1.6%. In addition, average selling prices in this area increased year over year by 2.6%.

As our products become more mature, we expect to experience decreases in average selling prices in the future. Our revenues will be dependent on our ability to increase sales volumes and introduce higher priced, next generation products and product extensions.

GROSS PROFIT

	Year Ended
	December 31, 2005	January 1, 2005	Change	% Change
	(in millions)
Gross profit	$231.8	$249.9	$(18.1)	(7.3)%
Percent of revenue	54.4%	54.8%

The year over year decrease in gross profit dollars in fiscal 2005 was primarily due to the decrease in revenues from our mobile handset products. We expect to experience declines in the average selling prices of our mobile handset products and certain of our broad-based mixed-signal products, especially with respect to our modem products. This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and continue to gain market share with our broad-based mixed-signal ICs; or 2) achieve lower production costs from our wafer foundries and third-party assembly and test sub-contractors.

RESEARCH AND DEVELOPMENT

	Year Ended
	December 31, 2005	January 1, 2005	Change	% Change
	(in millions)
Research and development	$101.2	$78.1	$23.1	29.7%
Percent of revenue	23.8%	17.1%

The year over year increase in research and development expense in fiscal 2005 was principally due to a $13.7 million charge for acquired research and development costs in connection with our acquisition of Silicon MAGIKE, increased staffing and associated occupancy and other costs to pursue new product development opportunities, and to continue to develop software and new testing methodologies for newly introduced and existing products. Some of our more significant development projects in the mobile-handset product area included the AeroFONE single-chip phone, the Aero IIe single-chip EDGE transceiver and the FM broadcast radio tuners for handsets. Significant development projects in the broad-based mixed-signal product area included families of oscillators (XOs) and voltage-controlled oscillators (VCXOs), the fax ISOmodem embedded modem, digital power products and the SiRX satellite receivers. All of these development projects have either been completed or are scheduled to be completed over the next twelve months. Additionally, many of these new products are being sampled by certain of our customers and are in the design-in phase. With the exception of the FM broadcast radio tuners, we don’t expect the products derived from these projects to begin to contribute to revenues in a meaningful way before late fiscal 2006. Excluding the $13.7 million charge for acquired research and development costs in connection with the acquisition of Silicon MAGIKE, we expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs. We also expect research and development expense to increase in future periods due to our adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment”, (SFAS 123R).

We identified and valued three research and development projects in connection with the acquisition of Silicon MAGIKE, including Voice, High Voltage and other power-related technologies. At the date of acquisition, the acquired technology had no alternative future use and did not otherwise qualify for capitalization. We estimate that these projects ranged from 25% to 60% complete at the time of the acquisition. The remaining research and development efforts include layout, mask set, integration and testing the product. The significant risks associated with the successful completion of these projects include our potential inability to finish the complex designs, produce sample versions of the integrated circuits which operate at the required technical specifications, and gain customer acceptance of the parts. Failure to complete these projects in a timely manner could result in lost revenues. Completion costs to date on all projects have been consistent with estimates made at the time of the acquisition. The estimated cost to complete these projects was expected to be approximately $6.2 million in the aggregate as of December 31, 2005. The Company doesn’t expect the products derived from these technologies to begin to contribute to revenues prior to fiscal 2007.

SELLING, GENERAL AND ADMINISTRATIVE

	Year Ended
	December 31, 2005	January 1, 2005	Change	% Change
	(in millions)
Selling, general and administrative	$72.6	$65.2	$7.4	11.3%
Percent of revenue	17.0%	14.3%

The increase in the dollar amount of selling, general and administrative expense in fiscal 2005 was principally attributable to: (1) an increase of approximately $2.8 million for increased staffing and associated costs resulting from the geographical expansion of our sales support organization in Asia and Europe; (2) $2.7 million in charges related to the separation agreement with our former Chief Executive Officer; (3) $1.0 million in charges related to the search and hiring costs of our current Chief Executive Officer; and (4) an increase of approximately $1.0 million for increased staffing and associated costs related to the expansion of our internal information technology and services support organization. The increase was offset in part by a $1.9 million decline in sales commissions and bonuses due to a decline in our sales. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing applications efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential significant variability in our future revenues; (2) increased support costs related to new product introduction; and (3) fluctuating legal costs related to litigation and intellectual property matters. We also expect selling, general and administrative expense to increase in future periods due to our adoption of SFAS 123R.

INTEREST INCOME

	Year Ended
	December 31, 2005	January 1, 2005	Change
	(in millions)
Interest income	$8.3	$3.1	$5.2

The increase in the dollar amount of interest income in fiscal 2005 was due to a greater amount of cash and short-term investments balances during the year ended December 31, 2005 and due to an increase in the interest rates of the underlying instruments during fiscal 2005.

INTEREST EXPENSE

Interest expense was $0.3 million in both fiscal 2005 and 2004.

OTHER INCOME (EXPENSE), NET

	Year Ended
	December 31, 2005	January 1, 2005	Change
	(in millions)
Other income (expense), net	$(0.3)	$2.1	$(2.4)

Other income (expense), in fiscal 2004 primarily reflected gains on the sale of test equipment. No comparable gains occurred in fiscal 2005.

PROVISION FOR INCOME TAXES

	Year Ended
	December 31, 2005	January 1, 2005	Change
	(in millions)
Provision for income taxes	$18.1	$34.9	$(16.8)
Effective tax rate	27.6%	31.3%

The effective tax rate in fiscal 2005 was lower than fiscal 2004, primarily due to the tax savings from alignment of our financial structure with our international operational structure, as well as an increase in tax-exempt interest income. The decrease was offset by the fiscal 2005 non-deductible acquired research and development costs incurred in connection with our acquisition of Silicon MAGIKE. The impact of the non-deductible acquired research and development costs was 7.3%. Excluding this charge, the tax rate would have been 20.3%. We don’t currently anticipate a significant change to this adjusted tax rate in fiscal 2006. In addition, the effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, the impact of research and development tax credits, tax-exempt interest income and other permanent items.

COMPARISON OF FISCAL 2004 TO FISCAL 2003

REVENUES

	Year Ended
	January 1, 2005	January 3, 2004	Change	% Change
	(in millions)
Mobile Handsets	$228.8	$163.0	$65.8	40.4%
Broad-Based Mixed-Signal	227.4	162.3	65.1	40.1
Total	$456.2	$325.3	$130.9	40.2%

The year over year increase in revenues in fiscal 2004 was primarily attributable to significant growth in both our mobile handset and broad-based mixed-signal product groups.

Mobile Handsets:   Growth in the sales of our mobile handset products in fiscal 2004 were driven by increased unit volumes of our Aero Transceiver family of products reflecting the increased demand and market share gains driven largely by Asian mobile handset customers. Unit volumes of our mobile handset products increased year over year by 38.3%. In addition, average selling prices in this area increased year over year by 1.5%.

Broad-Based Mixed-Signal:   Growth in the sales of our broad-based mixed-signal products in fiscal 2004 were primarily driven by increased unit volumes of our: (1) ISOmodems reflecting growth in demand and market share gains primarily in the set-top box and personal video recorder market; (2) microcontrollers, a new business that we acquired in the fourth quarter of fiscal 2003 which contributed revenues of $19.4 million in fiscal 2004; (3) ProSLICs reflecting growth in demand and market share gains in the voice-over-internet protocol (VoIP) market; and (4) DAAs reflecting growth in demand in voice applications, such as VoIP, and modems for personal computers. Unit volumes of broad-based mixed-signal products increased year over year by 18.1%. In addition, average selling prices in this area increased year over year by 18.7% reflecting the change in mix in this area towards higher priced items.

GROSS PROFIT

	Year Ended
	January 1, 2005	January 3, 2004	Change	% Change
	(in millions)
Gross profit	$249.9	$163.0	$86.9	53.3%
Percent of revenue	54.8%	50.1%

The year over year increase in gross profit dollars for fiscal 2004 was primarily due to the substantial increase in sales volumes in both our mobile handset and broad-based mixed-signal product groups. The increase in gross profit percentage in fiscal 2004 was primarily due to the absence of any significant one-time charges such as the $15.3 million charge associated with a patent litigation settlement recorded in fiscal 2003.

RESEARCH AND DEVELOPMENT

	Year Ended
	January 1, 2005	January 3, 2004	Change	% Change
	(in millions)
Research and development	$78.1	$51.9	$26.2	50.5%
Percent of revenue	17.1%	15.9%

The year over year increase in research and development expense for fiscal 2004 was principally due to increased staffing, including personnel related to our acquisition of Cygnal, and associated occupancy and other costs to pursue new product development opportunities, and to continue to develop new testing methodologies for newly introduced and existing products.

SELLING, GENERAL AND ADMINISTRATIVE

	Year Ended
	January 1, 2005	January 3, 2004	Change	% Change
	(in millions)
Selling, general and administrative	$65.2	$44.1	$21.1	47.6%
Percent of revenue	14.3%	13.6%

The increase in the dollar amount of selling, general and administrative expense in fiscal 2004 was principally attributable to: (1) an increase of approximately $3.2 million for sales commissions and bonuses associated with our increased revenue levels; (2) an increase of approximately $3.1 million for personnel associated with our acquisition of Cygnal; (3) an increase of approximately $2.9 million for increased staffing and associated costs related to the expansion of our internal information technology and services support organization; (4) an increase of approximately $2.6 million for increased staffing and associated costs associated with the geographical expansion of our sales support organization in Asia and Europe; (5) an increase of approximately $2.4 million in legal, consulting and auditing fees which were primarily driven by activities related to the establishment of a headquarters for non-U.S. operations in Singapore and compliance with the requirements of Section 404 of the Sarbanes-Oxley Act; and (6) an increase of approximately $2.0 million for increased staffing and associated costs related to product marketing and marketing applications activities associated with our mobile handset products.

WRITE OFF OF IN-PROCESS RESEARCH & DEVELOPMENT

Year Ended
	January 1, 2005	January 3, 2004	Change
(in millions)
Write off of in-process research & development	$ —	$ 1.6	$ (1.6)

We wrote off in-process research and development in fiscal 2003 related to our acquisition of Cygnal. We did not have any such write-offs in fiscal 2004.

INTEREST INCOME

Year Ended
	January 1, 2005	January 3, 2004	Change
(in millions)
Interest income	$ 3.1	$ 1.4	$ 1.7

The increase in the dollar amount of interest income was due to a greater amount of cash and short-term investments balances during the year ended January 1, 2005 and due to an increase in the interest rates of the underlying instruments during fiscal 2004.

INTEREST EXPENSE

Year Ended
	January 1, 2005	January 3, 2004	Change
(in millions)
Interest expense	$ (0.3)	$ (0.0)	$ (0.3)

The increase in the dollar amount of interest expense in the most recent period was due to accrued interest associated with software license agreements.

OTHER INCOME (EXPENSE), NET

Year Ended
	January 1, 2005	January 3, 2004	Change
(in millions)
Other income (expense), net	$ 2.1	$ (0.5)	$ 2.6

The increase in the dollar amount of other income for the most recent period was primarily due to gains on the sale of test equipment.

PROVISION FOR INCOME TAXES

	Year Ended
	January 1, 2005	January 3, 2004	Change
	(in millions)
Provision for income taxes	$ 34.9	$ 21.5	$ 13.4
Effective tax rate	31.3%	32.4%

The effective tax rates differ from the federal statutory rate of 35% due to the impact of research and development tax credits, state taxes, tax-exempt interest income and other permanent items.

BUSINESS OUTLOOK

We expect revenues in the first quarter of fiscal 2006 to be in the range of $110 million to $114 million. Furthermore, we expect our diluted net income per share to be in the range of $0.16 to $0.18.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of December 31, 2005 consisted of $363.7 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of corporate and U.S. Government Agency debt securities.

Net cash provided by operating activities was $104.0 million during fiscal 2005, compared to net cash provided of $96.3 million during fiscal 2004. Operating cash flows during fiscal 2005 reflect our net income of $47.5 million, adjustments for depreciation, amortization, acquired research and development, and tax benefits associated with the exercise of stock options of $46.2 million, and a net decrease in the components of our working capital of $10.3 million.

Net cash provided by investing activities was $82.6 million during fiscal 2005, compared to net cash used of $119.1 million during fiscal 2004. The increase was principally due to an increase of $216.7 million in net sales and maturities of short-term investments, offset by a $15.2 million increase in net purchases of property, equipment and software and other assets, including a $13.3 million payment related to the acquisition of Silicon MAGIKE.

We anticipate capital expenditures of approximately $20 to 25 million for fiscal 2006. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $20.2 million during fiscal 2005, compared to net cash provided of $13.0 million during fiscal 2004. The increase in cash flows from financing activities during fiscal 2005 was principally due to higher proceeds from the exercise of employee stock options.

In our day-to-day business activities, we incur certain commitments to make future payments under contracts such as leases, purchase orders and other long-term contracts. Maturities under these contracts are set forth in the following table as of December 31, 2005, (in thousands):

	Payments due by period
	Total	2006	2007	2008	2009	2010	Thereafter
Operating lease obligations(1)	$13,659	$ 3,709	$ 3,270	$3,196	$ 2,903	$ 581	$ —
Purchase obligations(2)	55,045	49,350	3,216	2,479	—	—	—
Other long-term obligations	7,200	—	5,198	2,002	—	—	—

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

Allowance for doubtful accounts—We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past their contractual due date, the current business environment, and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

Inventory valuation—We assess the recoverability of inventories through an on-going review of inventory levels in relation to sales history, backlog and forecasts, product marketing plans and product life cycles. To address the difficult, subjective and complex area of judgment in determining appropriate inventory valuation in a consistent manner, we apply a set of methods, assumptions and estimates to arrive at the net inventory amount by completing the following: First, we identify any inventory that has been previously written down in prior periods. This inventory remains written down until sold, destroyed or otherwise disposed of. Second, we write down the inventory line items that may be slow moving or have some form of obsolescence due to non-conformance with electrical and mechanical standards as identified by our quality assurance personnel. Third, the remaining inventory not otherwise identified to be written down is compared to an assessment of product shipment history and forecasted demand, typically over the last six months and next six months, or actual firm backlog on hand. However, microcontroller product history and forecasted demand is typically measured over the last twelve months and next twelve months, respectively, due to the breadth of customers and markets served and longer product life cycles. Finally, the result of this methodology is compared against the product life cycle and competitive situations in the marketplace driving the outlook for the consumption of the inventory and the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

Impairment of goodwill and other long-lived assets—We review long-lived assets which are held and used, including fixed assets and purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Occasionally, we may hold certain assets for sale. In those cases, the assets are reclassified on our balance sheet from long-term to current, and the carrying value of such assets are reviewed and adjusted each period thereafter to the fair value less expected cost to sell.

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

Income taxes—We are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset. Further, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax. We believe adequate provisions for income taxes have been made for all periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R. SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. We expect to use the Black-Scholes option pricing model to determine the fair value of our stock-based awards. SFAS 123R requires companies to use either the modified-prospective or modified-retrospective transition method. We intend to use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. SFAS 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. We intend to adopt SFAS 123R at the beginning of the first quarter of fiscal 2006. We expect that the adoption of SFAS 123R will have a significant negative impact on our results of operations, but will not impact our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in Note 2 to our consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our cash, cash equivalents and short-term investments holdings as of December 31, 2005, an immediate one-percentage point decline in the yield for such instruments would decrease our annual interest income by approximately $3.6 million. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Item 8.   Financial Statements and Supplementary Data

The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

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

Item 10.                 Directors and Executive Officers of the Registrant

Set forth below is information regarding the executive officers and directors of Silicon Laboratories as of January 27, 2006.

Name	Age	Position
Navdeep S. Sooch	43	Chairman of the Board
Necip Sayiner	40	Chief Executive Officer, President and Director
Russell J. Brennan	51	Chief Financial Officer
David R. Welland	50	Vice President and Director
Jonathan D. Ivester	50	Vice President of Worldwide Operations
Gary R. Gay	55	Vice President of Worldwide Sales
William G. Bock	55	Director
Harvey B. Cash	67	Director
R. Ted Enloe III	67	Director
Laurence G. Walker	57	Director
William P. Wood	50	Director

Navdeep S. Sooch co-founded Silicon Laboratories in August 1996 and has served as Chairman of the Board since our inception. Mr. Sooch served as our Chief Executive Officer from our inception through the end of fiscal 2003 and served as interim Chief Executive Officer from April 2005 to September 2005. From March 1985 until founding Silicon Laboratories, Mr. Sooch held various positions at Crystal Semiconductor/Cirrus Logic, a designer and manufacturer of integrated circuits, including Vice President of Engineering, as well as Product Planning Manager of Strategic Marketing and Design Engineer. From May 1982 to March 1985, Mr. Sooch was a Design Engineer with AT&T Bell Labs. Mr. Sooch holds a B.S. in electrical engineering from the University of Michigan, Dearborn and a M.S. in electrical engineering from Stanford University.

Necip Sayiner has served as Director, President and Chief Executive Officer since September 2005. Prior to joining Silicon Laboratories, Mr. Sayiner held various leadership positions at Agere Systems Inc. From August 2004 to September 2005, Mr. Sayiner served as Vice President and General Manager of Agere’s Enterprise and Networking Division and from March 2002 to August 2004 he served as Vice President and General Manager of Agere’s Networking IC Division. Mr. Sayiner holds a B.S. in electrical engineering and physics from Bosphorus University in Turkey, a MS in electrical engineering from Southern Illinois University, and a Ph.D. in electrical engineering from the University of Pennsylvania.

Russell J. Brennan has served as our Vice President and Chief Financial Officer since September 2002. Mr. Brennan worked for Analog Devices, Inc., a designer and manufacturer of integrated circuits, from January 1988 to September 2002, where he most recently served as Vice President of Finance and Corporate Controller. From 1984 to 1988, Mr. Brennan served as Controller for the Analog Unit of Fairchild Semiconductor, a designer and manufacturer of semiconductors for multiple end market applications prior to its acquisition by National Semiconductor. From 1982 to 1984, Mr. Brennan served as Controller for Schlumberger Well Services, a supplier for the oil and gas industry. From 1978 to 1982, Mr. Brennan served in various financial roles at Texas Instruments. Mr. Brennan holds a B.A. in economics from Boston College and a M.B.A. with a concentration in finance and accounting from New York University Graduate School of Business.

David R. Welland co-founded Silicon Laboratories in August 1996 and has served as a Vice President and director since our inception and was appointed Fellow in March 2004. From November 1991 until founding Silicon Laboratories, Mr. Welland held various positions at Crystal Semiconductor/Cirrus Logic, including Senior Design Engineer. Mr. Welland holds a B.S. in electrical engineering from the Massachusetts Institute of Technology.

Gary R. Gay joined Silicon Laboratories in October 1997 as Vice President. Previously, Mr. Gay was with Crystal Semiconductor/Cirrus Logic from 1985 to September 1997 where he most recently served as Vice President of North American Sales. From 1979 to 1985, Mr. Gay was International Sales Manager and Asia Pacific Sales Manager with Burr-Brown Corporation, a designer and manufacturer of semiconductor components. Mr. Gay holds a B.S. in electrical engineering from the Rochester Institute of Technology.

Jonathan D. Ivester joined Silicon Laboratories in September 1997 as Vice President. From May 1984 to September 1997, Mr. Ivester was with Applied Materials, a supplier of equipment and services to the semiconductor industry, and served as Director of Manufacturing and Director of U.S. Procurement in addition to various engineering and manufacturing management positions. Mr. Ivester was a scientist at Bechtel Corporation, an engineering and construction company, from 1980 to 1982 and at Abcor, Inc., an ultrafiltration company and subsidiary of Koch Industries, from 1978 to 1980. Mr. Ivester holds a B.S. in chemistry from the Massachusetts Institute of Technology and a M.B.A. from Stanford University.

William G. Bock has served as a director of Silicon Laboratories since March 2000. Since April 2002, Mr. Bock has been a partner of CenterPoint Ventures, a venture capital firm. From April 2001 to March 2002, Mr. Bock served as a partner of Verity Ventures, a venture capital firm. From June 1999 to March 2001, Mr. Bock served as a Vice President and General Manager at the Hewlett-Packard Company. Mr. Bock held the position of President and Chief Executive Officer of DAZEL Corporation, a provider of electronic information delivery systems, from February 1997 until its acquisition by the Hewlett-Packard Company in June 1999. From October 1994 to February 1997, Mr. Bock served as Chief Operating Officer of Tivoli Systems, a client server software company, which was acquired by IBM in March 1996. Mr. Bock holds a B.S. in Computer Science from Iowa State University and a M.S. in industrial administration from Carnegie Mellon University.

Harvey B. Cash has served as a director of Silicon Laboratories since June 1997. Mr. Cash has served as general partner of InterWest Partners, a venture capital firm, since 1986. Mr. Cash currently serves on the Board of Directors of the following public companies: i2 Technologies, a provider of intelligent e-business and marketplace solutions; Ciena Corporation, a designer and manufacturer of dense wavelength division multiplexing systems for fiber optic networks; Argonaut Group Inc., a specialty insurance company; First Acceptance Corp, a provider of low-cost auto insurance; and Staktek, Inc., a semiconductor assembly company. Mr. Cash holds a B.S. in electrical engineering from Texas A&M University and a M.B.A. from Western Michigan University.

R. Ted Enloe III has served as a director of Silicon Laboratories since April 2003. Mr. Enloe is currently managing general partner of Balquita Partners, Ltd., a family investment partnership. Mr. Enloe formerly served as President and Chief Executive Officer of Optisoft, Inc., a provider of intelligent traffic signal platforms. He also served as Vice Chairman and member of the office of chief executive of Compaq Computer Corporation. Mr. Enloe served as President of Lomas Financial Corporation and Liberté Investors for more than 15 years. Mr. Enloe co-founded a number of other publicly held firms, including Capstead Mortgage Corp., Tyler Cabot Mortgage Securities Corp., and Seaman’s Corp. Mr. Enloe currently serves on the Board of Directors of Leggett & Platt, Inc. Mr. Enloe holds a B.S. in engineering from Louisiana Polytechnic University and a J.D. from Southern Methodist University.

Laurence G. Walker has served as a director of Silicon Laboratories since June 2003. Previously, Mr. Walker co-founded and served as Chief Executive Officer of C-Port Corporation, a pioneer in the network processor industry, which was acquired by Motorola in 2000. Following the acquisition, Mr. Walker served as Vice President of Strategy for Motorola’s Network and Computing Systems Group and then as Vice President and General Manager of the Network and Computing Systems Group until 2002. From August 1996 to May 1997, Mr. Walker served as Chief Executive Officer of CertCo, a digital certification supplier. Mr. Walker served as Vice President and General Manager, Network Products Business Unit, of Digital Equipment Corporation, a computer hardware company, from January 1994 to July 1996. From 1981 to 1994, he held a variety of other management positions at Digital Equipment Corporation. Mr. Walker currently serves as a director of McDATA Corporation, an expert provider of multi-capable storage networking solutions. Mr. Walker holds a B.S. in electrical engineering from Princeton University and a M.S. and Ph.D. in electrical engineering from the Massachusetts Institute of Technology.

William P. Wood has served as a director of Silicon Laboratories since March 1997 and has served as Lead Director since December 2005. Since 1996, Mr. Wood has also served as general partner of various funds associated with Silverton Partners, a venture capital firm. From 1984 to 2003, Mr. Wood was a general partner, and for certain funds created since 1996, a special limited partner, of various funds associated with Austin Ventures, a venture capital firm. Mr. Wood holds a B.A. in history from Brown University and a M.B.A. from Harvard University.

The remaining information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal 1—Election of Directors”, “Executive Compensation”, “Compliance with Section 16(a) of the Securities Exchange Act of 1934.” and “Code of Ethics.”

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

3.                Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the consolidated financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)          Exhibits

Exhibit Number
2	.1*

Agreement and Plan of Merger, dated August 19, 2005, by and among Silicon Laboratories Inc., Sabine Merger Sub, Inc., and Silicon MAGIKE, Inc. (filed as Exhibit 2.1 to the Form 8-K filed August 22, 2005).

3	.1*

Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the “IPO Registration Statement”)).

3	.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).
4	.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).
10	.1*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).
10	.2*

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

10.4*	Form of Addendum to Stock Option Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.5*	Form of Stock Issuance Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.6*	Form of Addendum to Stock Issuance Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.7	Silicon Laboratories Inc. Employee Stock Purchase Plan.
10.8*	Lease Agreement dated June 26, 1998 by and between Silicon Laboratories Inc. and S.W. Austin Office Building Ltd. (filed as Exhibit 10.5 to the IPO Registration Statement).
10.9*	Lease Agreement dated October 27, 1999 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture (filed as Exhibit 10.6 to the IPO Registration Statement).
10.10*

Lease Agreement dated June 29, 2000 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture. (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.11*	Employment Agreement dated August 30, 2005 between Silicon Laboratories Inc. and Dr. Necip Sayiner (filed as Exhibit 10.1 to the Form 8-K filed September 12, 2005).
10.12*	Silicon Laboratories Inc. 2006 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2005).
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page to this Form 10-K).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 8, 2006.

SILICON LABORATORIES INC.
(Registrant)
By:	/s/ NECIP SAYINER
Necip Sayiner
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Necip Sayiner and Russell J. Brennan, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE
/s/ Navdeep S. Sooch	Chairman of the Board	February 8, 2006
Navdeep S. Sooch
/s/ Necip Sayiner	President, Chief Executive Officer and Director	February 8, 2006
Necip Sayiner	(principal executive officer)
/s/ Russell J. Brennan	Vice President and Chief Financial Officer	February 8, 2006
Russell J. Brennan	(principal financial and accounting officer)
/s/ David R. Welland	Vice President and Director	February 9, 2006
David R. Welland
/s/ William G. Bock	Director	February 8, 2006
William G. Bock

NAME	TITLE	DATE
/s/ Harvey B. Cash	Director	February 8, 2006
Harvey B. Cash
/s/ Robert Ted Enloe, III	Director	February 8, 2006
Robert Ted Enloe, III
/s/ Laurence G. Walker	Director	February 8, 2006
Laurence G. Walker
/s/ William P. Wood	Director	February 8, 2006
William P. Wood

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Silicon Laboratories Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silicon Laboratories Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Silicon Laboratories Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005 of Silicon Laboratories Inc. and our report dated February 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Austin, Texas
February 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Silicon Laboratories Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Austin, Texas
February 6, 2006

Silicon Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$255,369	$48,636
Short-term investments	108,341	228,470
Accounts receivable, net of allowance for doubtful accounts of $1,088 at December 31, 2005 and January 1, 2005	68,824	46,272
Inventories	23,132	38,405
Deferred income taxes	11,505	9,878
Prepaid expenses and other	9,670	5,244
Total current assets	476,841	376,905
Property, equipment and software, net	32,584	34,559
Goodwill	62,877	46,766
Other intangible assets, net	14,838	15,384
Other assets, net	25,863	10,788
Total assets	$613,003	$484,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,846	$37,001
Accrued expenses	11,307	11,913
Deferred income on shipments to distributors	34,036	25,227
Income taxes payable	18,348	8,207
Total current liabilities	107,537	82,348
Long-term obligations and other liabilities	7,418	2,570
Total liabilities	114,955	84,918
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 54,530 and 52,508 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	5	5
Additional paid-in capital	335,284	287,908
Deferred stock compensation	(1,105)	(4,787)
Retained earnings	163,864	116,358
Total stockholders’ equity	498,048	399,484
Total liabilities and stockholders’ equity	$613,003	$484,402

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Revenues	$425,689	$456,225	$325,305
Cost of revenues	193,904	206,320	162,296
Gross profit	231,785	249,905	163,009
Operating expenses:
Research and development	101,222	78,056	51,856
Selling, general and administrative	72,553	65,164	44,139
Write off of in-process research & development	—	—	1,600
Operating expenses	173,775	143,220	97,595
Operating income	58,010	106,685	65,414
Other income (expense):
Interest income	8,285	3,054	1,368
Interest expense	(322)	(311)	(49)
Other income (expense), net	(332)	2,148	(537)
Income before income taxes	65,641	111,576	66,196
Provision for income taxes	18,135	34,883	21,480
Net income	$47,506	$76,693	$44,716
Net income per share:
Basic	$0.89	$1.49	$0.92
Diluted	$0.86	$1.39	$0.86
Weighted-average common shares outstanding:
Basic	53,399	51,471	48,850
Diluted	55,485	54,983	52,288

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Stockholder Notes Receivable	Deferred Stock Compensation	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance as of December 29, 2002	48,904	$5	$174,088	$(228)	$(13,092)	$(5,051)	$155,722
Exercises of stock options	1,063	—	14,739	—	—	—	14,739
Income tax benefit from employee stock-based awards	—	—	6,969	—	—	—	6,969
Repurchase and cancellation of unvested shares	(5)	—	(21)	—	—	—	(21)
Repayment of stockholder notes receivable	—	—	—	228	—	—	228
Employee Stock Purchase Plan	85	—	1,793	—	—	—	1,793
Deferred stock compensation	—	—	1,151	—	(1,151)	—	—
Amortization of stock compensation	—	—	—	—	4,986	—	4,986
Purchase acquisition	1,190	—	58,073	—	—	—	58,073
Net income	—	—	—	—	—	44,716	44,716
Balance as of January 3, 2004	51,237	5	256,792	—	(9,257)	39,665	287,205
Exercises of stock options	798	—	10,268	—	—	—	10,268
Income tax benefit from employee stock-based awards	—	—	6,766	—	—	—	6,766
Repurchase and cancellation of unvested shares	(5)	—	—	—	—	—	—
Employee Stock Purchase Plan	109	—	2,746	—	—	—	2,746
Deferred stock compensation	—	—	(233)	—	233	—	—
Amortization of stock compensation	—	—	—	—	4,237	—	4,237
Purchase acquisition	369	—	11,569	—	—	—	11,569
Net income	—	—	—	—	—	76,693	76,693
Balance as of January 1, 2005	52,508	5	287,908	—	(4,787)	116,358	399,484
Exercises of stock options	1,208	—	17,339	—	—	—	17,339
Income tax benefit from employee stock-based awards	—	—	4,615	—	—	—	4,615
Repurchase and cancellation of unvested shares	(31)	—	(12)	—	—	—	(12)
Employee Stock Purchase Plan	133	—	2,862	—	—	—	2,862
Deferred stock compensation	—	—	(697)	—	697	—	—
Amortization of stock compensation	—	—	4,289	—	2,985	—	7,274
Purchase acquisition	712	—	18,980	—	—	—	18,980
Net income	—	—	—	—	—	47,506	47,506
Balance as of December 31, 2005	54,530	$5	$335,284	$—	$(1,105)	$163,864	$498,048

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
OPERATING ACTIVITIES
Net income	$47,506	$76,693	$44,716
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	17,712	16,191	15,427
Loss (gain) on disposal of property, equipment and software	124	(2,174)	1,087
Write off of in-process research & development	—	—	1,600
Amortization of other intangible assets and other assets	2,818	3,315	3,742
Acquired research and development	13,687	—	—
Stock compensation expense	7,274	4,237	4,986
Equity investment loss	—	—	663
Income tax benefit from employee stock-based awards	4,615	6,766	6,969
Changes in operating assets and liabilities:
Accounts receivable	(22,552)	1,607	(19,543)
Inventories	15,273	(4,341)	(19,201)
Prepaid expenses and other assets	(13,119)	(1,602)	(1,048)
Accounts payable	15,829	(10,689)	24,681
Accrued expenses	(606)	662	1,916
Deferred income on shipments to distributors	8,809	13,701	1,188
Deferred income taxes	(3,521)	(3,645)	505
Income taxes payable	10,141	(4,456)	4,194
Net cash provided by operating activities	103,990	96,265	71,882
INVESTING ACTIVITIES
Purchases of short-term investments	(180,532)	(638,337)	(354,696)
Sales and maturities of short-term investments	300,661	541,746	298,954
Purchases of property, equipment and software	(20,377)	(20,508)	(11,438)
Proceeds from sale of property, equipment and software	266	4,464	—
Purchases of other assets	(17,458)	(6,328)	(7,124)
Net cash acquired (used) in connection with acquisition of business	(6)	(114)	5,367
Net cash provided by (used in) investing activities	82,554	(119,077)	(68,937)
FINANCING ACTIVITIES
Proceeds from repayment of stockholder notes	—	—	228
Proceeds from Employee Stock Purchase Plan	2,862	2,746	1,793
Repurchase and cancellation of common stock	—	—	(21)
Net proceeds from exercises of stock options	17,327	10,268	14,739
Net cash provided by financing activities	20,189	13,014	16,739
Increase (decrease) in cash and cash equivalents	206,733	(9,798)	19,684
Cash and cash equivalents at beginning of period	48,636	58,434	38,750
Cash and cash equivalents at end of period	$255,369	$48,636	$58,434
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$344	$254	$49
Income taxes paid	$6,622	$36,350	$10,326
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Accrued other assets	$8,126	$2,902	$9,514
Stock issued for acquisition of business	$18,980	$11,569	$58,074

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2005

1.   ORGANIZATION

Silicon Laboratories Inc. (the Company), a Delaware corporation, develops and markets mixed-signal analog intensive integrated circuits (ICs) for a broad range of applications for global markets. Within the semiconductor industry, the Company is known as a “fabless” company meaning that the ICs are manufactured by third-party foundry semiconductor companies.

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal 2005 ended on December 31, 2005, fiscal 2004 ended January 1, 2005 and fiscal 2003 ended January 3, 2004. Fiscal 2005 and 2004 each had 52 weeks and fiscal 2003 had 53 weeks. The extra week in fiscal 2003 occurred in the fourth quarter of the year.

PRINCIPLES OF CONSOLIDATION AND FOREIGN CURRENCY TRANSLATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The primary functional currency of the Company’s foreign subsidiaries is the U.S. dollar; accordingly, all translation gains and losses resulting from transactions denominated in currencies other than U.S. dollars are included in net income.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period financial statements. Previously, the Company recorded amortization of stock compensation as a separate line item of the consolidated statements of income. The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107) which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, the Company has reclassified share-based payments previously recorded as “amortization of stock compensation” to the appropriate functional categories. The reclassifications had no impact on the Company’s financial position, operating income or net income. The following table summarizes amortization of stock compensation that is now recorded within functional categories in the consolidated statements of income (in thousands):

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Cost of revenues	$ 98	$ 90	$ 123
Research and development	2,803	3,139	3,560
Selling, general and administrative	1,854	1,008	1,303
Total	$ 4,755	$ 4,237	$ 4,986

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

An additional $2.5 million was recorded in selling, general and administrative during fiscal 2005 in connection with certain modifications of non-employee stock compensation. The Company accelerated the  vesting of certain options and stock awards and extended the exercise period of the options pursuant to a separation agreement between the Company and its former CEO.

Certain other reclassifications have been made to prior year financial statements to conform with current year presentation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash deposits and investments with a maturity of ninety days or less when purchased.

SHORT-TERM INVESTMENTS

The Company’s short-term investments have original maturities greater than ninety days as of the date of purchase and have been classified as available-for-sale securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company has the ability and intent, if necessary, to liquidate any of its investments in order to meet its liquidity needs in the next 12 months. Accordingly, investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments on the consolidated balance sheets. The carrying value of all available-for-sale securities approximates their fair value due to their short-term nature. The Company reviews these investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded as an impairment charge in the consolidated statement of income. Short-term investments at December 31, 2005 and January 1, 2005 consist of the following debt securities (in thousands):

	Carrying Value
	December 31, 2005	January 1, 2005
Municipal	$ 107,344	$ 191,670
U.S. Government Agency	997	—
Corporate	—	36,800
	$ 108,341	$ 228,470

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

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Shipping and handling costs are classified as a component of cost of revenue in the consolidated statements of income. Inventories consist of the following (in thousands):

	December 31, 2005	January 1, 2005
Work in progress	$15,409	$23,149
Finished goods	7,723	15,256
	$23,132	$38,405

PROPERTY, EQUIPMENT AND SOFTWARE

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

	December 31, 2005	January 1, 2005
Equipment	$ 32,880	$ 26,920
Computers and purchased software	31,611	28,008
Furniture and fixtures	1,941	1,770
Leasehold improvements	5,872	5,513
	72,304	62,211
Accumulated depreciation	(39,720)	(27,652)
	$ 32,584	$ 34,559

LONG-LIVED ASSETS

The Company evaluates its long-lived assets in accordance with FASB SFAS No. 144, “Accounting for the Impairment of Long-lived Assets”. Long-lived assets “held and used” by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives, against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Long-lived assets held for sale by the Company are adjusted to fair value less cost to sell in the period the “held for sale” criteria are met and reclassified to a current asset. The fair value less cost to sell amount is evaluated each period to determine if it has changed. Changes are recognized as gains or losses in the period in which they occur.

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually by the Company for possible impairment in accordance with FASB SFAS No. 142, “Goodwill and Other Intangible Assets”, (SFAS 142). The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. In determining fair value, SFAS 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company tests goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if events occur that would indicate that the carrying value of goodwill may be impaired.

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

The Company records investment income (loss) under the caption other income (expense), net in its consolidated statements of income.

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

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

RISKS AND UNCERTAINTIES

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. At December 31, 2005, one of the Company’s distributors, Edom Technology, represented 39% of the Company’s accounts receivable. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company provides an allowance for doubtful accounts receivable based upon the expected collectibility of such receivables. The following table summarizes the changes in the allowance for doubtful accounts receivable (in thousands):

Balance at December 29, 2002	$ 945
Balance acquired from the Cygnal purchase	39
Additions charged to costs and expenses	117
Write-off of uncollectible accounts	(22)
Balance at January 3, 2004	1,079
Additions charged to costs and expenses	38
Write-off of uncollectible accounts	(29)
Balance at January 1, 2005	1,088
Additions charged to costs and expenses	225
Write-off of uncollectible accounts	(225)
Balance at December 31, 2005	$ 1,088

A significant portion of the Company’s products are fabricated by Taiwan Semiconductor Manufacturing Co. (TSMC). The inability of TSMC to deliver wafers to the Company on a timely basis could impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. The following is a detail of the Company’s end customers and distributors that accounted for greater than 10% of revenue in the respective fiscal years:

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
End Customers
Samsung	14%	17%	21%
Distributors
Edom	29%	20%	13%
Uniquest	11%	12%	**

**             Less than 10% of revenue.

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is particularly dependent on sales of its Aero Transceiver mobile handset product and its subsequent derivatives, which represented 44%, 48% and 42% of the Company’s total revenues in fiscal years 2005, 2004 and 2003, respectively.

REVENUE RECOGNITION

Revenues are generated almost exclusively by sales of the Company’s ICs. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Revenue from product sales direct to customers and contract manufacturers is generally recognized upon shipment. Certain of the Company’s sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, the Company defers revenue and gross profit on such sales until the distributors sell the product to the end customer.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses were $1.5 million, $1.5 million and $0.8 million in fiscal years 2005, 2004, and 2003, respectively.

STOCK-BASED COMPENSATION

FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company’s basis for electing accounting treatment under APB Opinion No. 25 is principally due to the satisfactory incorporation of the dilutive effect of these shares in the reported earnings per share calculation and the presence of pro forma supplemental disclosure of the estimated fair value methodology prescribed by SFAS 123 and FASB SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

In fiscal 2005, the Company awarded restricted stock units (RSUs) to its employees under its 2000 Stock Incentive Plan. Shares of the Company’s stock are issued upon the vesting of the RSUs. The majority of the awards vest over a five year period, with pro rata vesting of the awards on each of the annual anniversary dates of the initial grant. The intrinsic value of the awards determined on the date of grant is recognized as compensation cost over the vesting period on a straight-line basis. Such costs are included in the same functional categories (cost of revenues; research and development; and selling, general and administrative) as cash compensation paid to the recipients in the consolidated statements of income, with corresponding credits to additional paid-in capital.

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net income—as reported	$47,506	$76,693	$44,716
Total stock-based compensation cost, net of related tax effects, included in the determination of net income as reported	4,648	2,354	3,345
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(30,693)	(29,998)	(23,027)
Pro forma net income	$21,461	$49,049	$25,034
Net income per share
Basic—as reported	$0.89	$1.49	$0.92
Basic—pro forma	$0.40	$0.95	$0.51
Diluted—as reported	$0.86	$1.39	$0.86
Diluted—pro forma	$0.39	$0.90	$0.49

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”. See RECENT ACCOUNTING PRONOUNCEMENTS below for additional information.

OTHER COMPREHENSIVE INCOME

FASB SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in the financial statements. There were no significant differences between net income and comprehensive income during any of the periods presented.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes”. This statement requires the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

SEGMENT REPORTING

The Company has one operating segment, mixed-signal analog intensive ICs, consisting of numerous product areas. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue is attributed to a geographic area based on the end customer’s shipped-to location. Approximately $385.9 million, $404.6 million and $260.2 million of the Company’s revenues were from export sales for fiscal years 2005, 2004 and 2003, respectively. In fiscal 2005, South Korea, Taiwan and China accounted for $71.7 million, $71.4 million and $56.1 million of revenues, respectively. In fiscal 2004, South Korea, Taiwan and China accounted for $129.2 million, $70.8 million and $46.6 million of revenues, respectively. During fiscal 2005, sales of the Company’s mobile handset products and broad-based mixed-signal products accounted for approximately 44% and 56% of the Company’s revenues, respectively. During fiscal 2004 and 2003, sales of the Company’s mobile handset products and broad-based mixed-signal products each accounted for approximately 50% of the Company’s revenues.

The long-lived assets of the Company’s wholly owned foreign subsidiaries were not material in all periods presented.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Net income	$47,506	$76,693	$44,716
Basic:
Weighted-average shares of common stock outstanding	53,527	51,811	49,484
Weighted-average shares of common stock subject to repurchase	(128)	(340)	(634)
Shares used in computing basic net income per share	53,399	51,471	48,850
Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	98	274	511
Contingent shares, acquisition	267	139	—
Stock options and awards	1,721	3,099	2,927
Shares used in computing diluted net income per share	55,485	54,983	52,288
Basic net income per share	$0.89	$1.49	$0.92
Diluted net income per share	$0.86	$1.39	$0.86

Approximately 3.7 million, 1.6 million and 1.0 million weighted-average dilutive potential shares of common stock have been excluded from the diluted net income per share calculation for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods. The Company has issued 2.0 million shares of common stock during the fiscal year ended December 31, 2005, net of repurchases.

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. The Company expects to use the Black-Scholes option pricing model to determine the fair value of the Company’s stock-based awards. SFAS 123R requires companies to use either the modified-prospective or modified-retrospective transition method. The Company intends to use the modified-prospective transition method. Under this method, compensation cost is recognized for all awards granted, modified or settled after the adoption date as well as for any awards that were granted prior to the adoption date for which the requisite service has not yet been rendered. SFAS 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. The Company intends to adopt SFAS 123R at the beginning of the first quarter of fiscal 2006. The Company expects that the adoption of SFAS 123R will have a significant negative impact on its results of operations, but will not impact its overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share above in Note 2 to the Company’s consolidated financial statements.

3.   ACQUISITIONS

Cygnal Integrated Products, Inc.

On December 10, 2003, the Company completed its acquisition of Cygnal Integrated Products, Inc. (Cygnal), an innovator in analog-intensive, highly integrated 8-bit microcontrollers (MCUs). The following presents the unaudited pro forma combined results of operations of the Company with Cygnal, after giving effect to certain pro forma adjustments (amortization of acquired intangibles and stock compensation, accrued retention bonuses and income tax benefit), as if Cygnal had been acquired as of the beginning of the fiscal year. The unaudited pro forma financial information for the fiscal year ended January 3, 2004 gives effect to the merger as if it had occurred at the beginning of the period presented, and combines the audited historical statement of operations of the Company for the fiscal year ended January 3, 2004 and the unaudited historical statement of operations of Cygnal for the year ended December 31, 2003 (in thousands, except per share data):

Fiscal Year Ended January 3, 2004
(Unaudited)
Revenues	$331,997
Net income	39,098
Diluted net income per share	0.73

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger and the acquisition had been consummated as of the dates indicated, nor is it necessarily indicative of future operating results or financial position.

3.   ACQUISITIONS (Continued)

Approximately $1.6 million of the purchase price related to the fair-value of in-process research and development (IPR&D) and was charged to operations during fiscal 2003. The IPR&D was made up of two micro-controller projects which were estimated to be 75% complete as of the date of the acquisition. The fair value of the IPR&D was determined using the income approach. Under the income approach, the fair value reflected the present value of the projected cash flows that were expected to be generated by the products incorporating the IPR&D, if successful. The projected cash flows were discounted to approximate fair value. The discount rate applicable to the cash flows of each project reflected the stage of completion and other risks inherent in each project. The weighted average discount rate used in the valuation of IPR&D was approximately 15%. As of December 31, 2005, the Company had completed both of these projects. The Company estimates that it spent an aggregate of $0.9 million to complete these projects.

The Company was obligated to potentially issue up to a maximum of 1,290,963 additional shares of common stock to shareholders of Cygnal based on the achievement of certain revenue milestones during the twelve-month earn out period commencing on April 4, 2004 and ending on April 2, 2005. Based upon the revenue achievement, the Company issued an aggregate of approximately 1,081,000 additional shares. The Company issued approximately 712,000 of these shares during the second quarter of fiscal 2005. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the Company used $26.67 per share to value the earn-out shares issued to former Cygnal shareholders in this final distribution. This price per share represented the average of the closing prices of Silicon Laboratories common stock for the three days before and after the date of the final distribution which occurred on May 18, 2005. The value of such additional consideration was $19.0 million, which increased the amount of the purchase price allocable to goodwill.

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

3.   ACQUISITIONS (Continued)

Through the acquisition, the Company acquired engineering expertise and significant development progress on high-voltage products. In accordance with EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, this transaction was accounted for as a purchase of assets. The purchase price was allocated as follows (in thousands):

		Amortization Period
Intangible assets:
Employment contract	$ 1,000	2 years
Employees with skills, knowledge, and relationships	635	5 years
Assembled workforce	508	5 years
	2,143
Acquired research and development	13,687
Net fair value of tangible assets acquired and liabilities assumed	48
Total purchase price	$ 15,878

The acquired research and development had not achieved technological feasibility and had no alternative future use, therefore, the costs were expensed in the “research and development” line of the consolidated statements of income on the date of acquisition. Significant research and development technologies acquired from Silicon MAGIKE include Voice, High Voltage and other power-related technologies. Voice technologies serve the voice over internet protocol (VoIP) market. High voltage technologies serve a variety of markets including device protection and multimode switching regulation. The other power-related technologies provide the capability to deliver both power and data over standard network cabling, reducing costs and required space. The fair value of the acquired technologies was determined using discounted cash flow analysis. The discount rate applicable to the cash flows of the technologies acquired reflects the relative risk under consideration. The Company doesn’t expect the products derived from these technologies to begin to contribute to revenues prior fiscal 2007. Acquired research and development consists of the following (in thousands):

Technology	Fair Value Assigned	Projected Costs to Complete	Risk Adjusted Discount Rate
Voice	$ 5,785	$ 1,739	30%
High Voltage	5,644	2,007	33%
Other power-related	2,258	2,494	27%
Total	$ 13,687	$ 6,240

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following information details the gross carrying amount and accumulated amortization of goodwill and other intangible assets (in thousands):

	Weighted- Average Amortization	December 31, 2005		January 1, 2005
	Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized intangible assets:
Core & developed technology	9.0	$ 9,250	$ (2,112)	$ 9,250	$ (1,084)
Customer relationships	6.0	2,100	(719)	2,100	(369)
Internal use software	5.7	1,300	(488)	1,300	(251)
Patents	6.7	5,193	(1,708)	5,168	(938)
Employment-related(1)	3.6	2,448	(426)	305	(97)
		$ 20,291	$ (5,453)	$ 18,123	$ (2,739)
Unamortized intangible assets:
Goodwill(2)		$ 62,877	$ —	$ 46,766	$ —

(1)          During fiscal 2005, the Company acquired employment-related intangibles associated with the acquisition of Silicon MAGIKE for $2.1 million.

(2)          During fiscal 2005, goodwill associated with the acquisition of Cygnal increased by $19.0 million due to contingent earn-out shares issued to former Cygnal shareholders, offset by a decrease of $2.9 million in connection with acquired tax attribute carryovers.

Amortization expense related to other intangible assets for fiscal years 2005, 2004, and 2003 was $2.7 million, $2.2 million, and $0.4 million, respectively. The following table details the estimated aggregate amortization expense for other intangible assets for each of the 5 succeeding fiscal years (in thousands):

For fiscal year 2006	$ 3,152
For fiscal year 2007	2,923
For fiscal year 2008	2,448
For fiscal year 2009	2,338
For fiscal year 2010	1,737

5.   STOCKHOLDERS’ EQUITY

COMMON STOCK

The Company had 54,530,425 shares of common stock outstanding as of December 31, 2005. Of these shares, 40,503 shares were unvested and subject to rights of repurchase that lapse according to a time based vesting schedule.

As of December 31, 2005, the Company had reserved shares of common stock for future issuance as follows:

Employee Stock Option Plans	13,885,810
Employee Stock Purchase Plan	1,126,016
Total shares reserved	15,011,826

5.   STOCKHOLDERS’ EQUITY (Continued)

The shares issuable under the 2000 Stock Incentive Plan and Employee Stock Purchase Plan automatically increase on the first stock market trading day of each calendar year. On January 3, 2005 the amount of shares reserved for the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan increased by 2,625,405 and 250,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company’s board of directors on January 5, 2000. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value during a series of offering periods. Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months. As of December 31, 2005, a total of 1,628,306 shares of the Company’s common stock were authorized for issuance under the Purchase Plan. There were 132,579, 109,268 and 85,661 shares issued under the Purchase Plan in fiscal 2005, 2004 and 2003, respectively.

STOCK OPTION/STOCK ISSUANCE PLANS

In fiscal 2000, the Company’s board of directors and stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan). The 2000 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company’s common stock, (ii) the discretionary issuance of common stock directly to employees (as granted under direct issuance shares and RSUs), (iii) the granting of special below-market stock options to executive officers and other highly compensated employees of the Company for which the exercise price can be paid using payroll deductions and (iv) the automatic issuance of stock options to non-employee board members. The discretionary issuance of common stock and the stock options contain vesting provisions generally ranging from three to eight years. If permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule. The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant. At December 31, 2005, 23,088,622 shares were authorized for issuance under the 2000 Plan.

Deferred stock compensation represents the difference between the exercise price of the options or the purchase price of the direct issuance shares, and the market price on the date of grant. Amortization of stock compensation consists primarily of amortization of deferred stock compensation and compensation expense related to RSUs. The deferred stock compensation is amortized using the straight-line method over the service period of the applicable options or shares, generally five to eight years. In connection with grants of RSUs, the fair market value of our common stock on the date of the grant is recognized over the service period of the applicable grant, which is typically three to eight years.

5.   STOCKHOLDERS’ EQUITY (Continued)

A summary of the Company’s stock compensation activities and related information follows:

	Shares Available For Grant	Outstanding Options and Awards	Exercise Prices			Weighted-Average Exercise Price
Balance at December 29, 2002	930,957	8,350,534	$0.00	-	$74.75	$19.91
Additional shares reserved	5,007,057	—			—	—
Granted	(2,090,550)	2,090,550	0.00	-	52.18	35.46
Exercised	—	(1,063,218)	0.00	-	38.50	13.87
Cancelled	387,452	(387,452)	0.00	-	62.50	30.92
Repurchase and cancellation of unvested shares	5,234	—	0.00	-	10.00	4.08
Balance at January 3, 2004	4,240,150	8,990,414	0.00	-	74.75	23.77
Additional shares reserved	—	—			—	—
Granted	(1,949,300)	1,949,300	30.12	-	58.83	39.50
Exercised	—	(797,103)	0.00	-	55.38	12.90
Cancelled	161,469	(161,469)	2.00	-	55.38	33.95
Repurchase and cancellation of unvested shares	5,000	—	0.00	-	0.00	0.00
Balance at January 1, 2005	2,457,319	9,981,142	0.00	-	74.75	27.54
Additional shares reserved	2,625,405	—			—	—
Options granted	(1,629,874)	1,629,874	25.07	-	39.16	31.09
Awards granted	(1,154,246)	1,154,246	0.00	-	0.00	0.00
Exercised	—	(1,208,885)	0.00	-	38.50	14.35
Options cancelled	1,027,788	(1,027,788)	0.00	-	74.75	33.25
Awards cancelled	3,066	(3,066)	0.00	-	0.00	0.00
Repurchase and cancellation of unvested shares	30,829	—	0.00	-	1.75	0.40
Balance at December 31, 2005	3,360,287	10,525,523	$0.00	-	$66.00	$29.23

The following table summarizes information about stock options that were outstanding and exercisable at December 31, 2005.

	Outstanding
		Weighted-		Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$ 0.00 - $15.10	1,481,769	4.87	$10.90	1,269,461	$10.22
15.44 - 24.30	1,913,067	6.24	21.42	1,088,651	20.64
24.60 - 30.63	1,438,746	8.34	27.86	501,031	27.48
30.75 - 33.17	1,816,268	7.73	32.13	650,953	31.62
33.54 - 43.58	1,360,155	8.25	37.50	445,821	38.02
43.73 - 58.83	1,340,338	7.11	49.22	755,831	49.73
62.50 - 66.00	24,000	4.46	63.08	24,000	63.08
$ 0.00 - $66.00	9,374,343	7.05	$29.23	4,735,748	$26.57

5.   STOCKHOLDERS’ EQUITY (Continued)

In addition, the following table summarizes information about RSUs granted that were outstanding and exercisable at December 31, 2005.

Range of Exercise Prices	Number of Awards Outstanding	Weighted- Average Remaining Period in Years	Weighted- Average Exercise Price
$0.00 - $0.00	1,151,180	4.39	$0.00

Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based awards to employees under the fair value method of that Statement. The fair value of these stock-based awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Employee Stock Option Plans:
Expected stock price volatility	53%	60%	70%
Risk-free interest rate	3.9%	3.5%	2.9%
Expected life (in years)	4.8	5.7	5.2
Dividend yield	—	—	—
Employee Stock Purchase Plan:
Expected stock price volatility	55%	73%	77%
Risk-free interest rate	3.5%	1.4%	1.1%
Expected life (in months)	15	17	16
Dividend yield	—	—	—

The weighted-average exercise price and fair value for options granted and discretionary issuance of common stock during fiscal 2005 is as follows:

	Number of Options/Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price equal to price of stock on date of grant	1,629,874	$31.09	$15.15
Exercise price less than price of stock on date of grant	1,154,246	$—	$32.17

The weighted-average fair value for purchase rights granted under the Purchase Plan for fiscal 2005 was $10.12.

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

Rent expense under operating leases was $3.4 million, $3.0 million and $2.5 million for fiscal 2005, 2004 and 2003, respectively.

The minimum annual future rentals under the terms of these leases at December 31, 2005 are as follows (in thousands):

FISCAL YEAR
2006	$ 4,044
2007	3,639
2008	3,480
2009	2,903
2010	581
Thereafter	—
Total minimum lease payments	14,647
Minimum sublease rental income	(988)
Total net minimum lease payments	$ 13,659

6.   COMMITMENTS AND CONTINGENCIES (Continued)

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

6.   COMMITMENTS AND CONTINGENCIES (Continued)

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

On December 14, 2005, Power-One, Inc. (Power-One), a Delaware corporation, filed a lawsuit against the Company, in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of United States Patents 6,936,999 and 6,949,916, and of patent applications Nos. 2004/0123164A1 and 2004/0093533A1. The lawsuit relates to the Company’s Si825x family of digital power supply controllers and alleges that the infringement was and continues to be willful. At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

Other Litigation

The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

7.   INCOME TAXES

Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Current:
Domestic	$ 21,110	$ 38,925	$ 19,805
International	820	917	—
Total Current	21,930	39,842	19,805
Deferred:
Domestic	(4,132)	(4,449)	1,675
International	337	(510)	—
Total Deferred	(3,795)	(4,959)	1,675
	$ 18,135	$ 34,883	$ 21,480

7.   INCOME TAXES (Continued)

The Company’s provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate benefit	(5.7)	—	—
Write-off of acquired research and development	7.3	—	—
Research and development tax credits	(4.6)	(3.0)	(3.6)
Tax-exempt interest income	(3.3)	(0.8)	(0.7)
Other	(1.1)	0.1	1.7
	27.6%	31.3%	32.4%

Income before income taxes included approximately $19.0 million, $1.9 million, and $(0.1) million related to foreign operations in fiscal 2005, 2004, and 2003, respectively.

At the end of fiscal 2005, undistributed earnings of the Company’s foreign subsidiaries of approximately $14.5 million are considered permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

Significant components of the Company’s deferred taxes as of December 31, 2005 and January 1, 2005 are as follows (in thousands):

	December 31, 2005	January 1, 2005
Deferred tax assets:
Net operating loss carryforward	$ 6,559	$ 8,020
Research and development tax credit carryforwards	2,062	1,607
Reserves and allowances	1,193	1,490
Deferred income on shipments to distributors	8,063	6,912
Accrued liabilities & other	2,903	2,316
	20,780	20,345
Less: Valuation allowance	(517)	(3,629)
	20,263	16,716
Deferred tax liabilities:
Acquired intangibles	3,973	3,904
Depreciable assets	621	3,382
Prepaid expenses & other	615	773
	5,209	8,059
Net deferred tax assets	$ 15,054	$ 8,657

7.   INCOME TAXES (Continued)

As of December 31, 2005, the Company had federal net operating loss and research and development credit carryforwards of approximately $17.3 million and $0.6 million respectively, as a result of the Cygnal and Silicon MAGIKE acquisitions. These carryforwards expire in fiscal years 2019 through 2025. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used. Based on the 2004 utilization of the Cygnal net operating loss carryforward, as well as an updated study of the future allowable utilization, the Company adjusted the valuation allowance downward by $4.4 million in fiscal 2004. In fiscal 2005, the Company eliminated $3.1 million of the remaining valuation allowance based on its expectations of the future realizability of the net operating loss carryforwards. The elimination of this valuation allowance plus other adjustments reduced goodwill by $2.9 million.

The Company also had state research and development credit carryforwards of approximately $2.3 million which expire in fiscal years 2023 through 2025 and are projected to be utilized against state income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Upon the acquisition of Silicon MAGIKE in August 2005, the Company recorded a net deferred tax liability of approximately $0.7 million due to differences between book and tax bases of acquired assets and assumed liabilities.

The Company’s operations in Singapore are subject to reduced tax rates through 2019, as long as certain conditions are met. The income tax benefit reflected in earnings was approximately $3.2 million, representing $0.06 per diluted share, in fiscal 2005.

The American Jobs Creation Act created a one-time incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at a tax rate of 5.25%. The Company did not use such one-time incentive.

The Company’s 2002 and 2003 federal income tax returns are currently under examination by the U.S. Internal Revenue Service. The Company’s provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of the Company’s corporate tax returns that have been filed with federal, state or foreign taxing authorities. The Company establishes tax reserves when it determines that the related tax contingency meets the probable and estimable criteria of FASB SFAS No. 5, “Accounting for Contingencies.” The amounts ultimately paid upon resolution of these contingencies could be materially different from the amounts included in the provision for income taxes and result in additional tax benefit or expense depending on the ultimate outcome.

8.   EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company’s contributions to the 401(k) Plan vest over four years at a rate of 25% per year. The Company contributed $0.7 million, $0.7 million and $0.4 million to the 401(k) Plan during fiscal 2005, 2004 and 2003, respectively.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for fiscal 2005 and 2004 is as follows. All quarterly periods reported here had thirteen weeks (in thousands of dollars except per share amounts):

	Fiscal 2005				Fiscal 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$109,856	$103,913	$107,156	$104,764	$95,462	$121,010	$126,130	$113,623
Cost of revenues	49,499	47,269	48,576	48,560	43,121	53,733	57,571	51,895
Gross profit	60,357	56,644	58,580	56,204	52,341	67,277	68,559	61,728
Operating expenses:
Research and development	23,692	36,604	21,374	19,553	20,711	19,579	18,739	19,027
Selling, general & administrative	18,898	17,480	19,297	16,878	15,426	17,297	16,914	15,527
Operating expenses	42,590	54,084	40,671	36,431	36,137	36,876	35,653	34,554
Operating income	17,767	2,560	17,909	19,773	16,204	30,401	32,906	27,174
Other income (expense):
Interest income	2,743	2,138	1,992	1,412	1,194	790	591	479
Interest expense	(191)	(30)	(45)	(56)	(68)	(78)	(115)	(50)
Other income (expense), net	(91)	(48)	(178)	(15)	169	(29)	193	1,815
Income before income taxes	20,228	4,620	19,678	21,114	17,499	31,084	33,575	29,418
Provision for income taxes	4,965	5,365	4,064	3,741	4,570	10,041	10,769	9,503
Net income (loss)	$15,263	$(745)	$15,614	$17,373	$12,929	$21,043	$22,806	$19,915
Net income (loss) per share:
Basic	$0.28	$(0.01)	$0.29	$0.33	$0.25	$0.41	$0.44	$0.39
Diluted	$0.27	$(0.01)	$0.28	$0.31	$0.24	$0.39	$0.41	$0.36
Weighted-average common shares outstanding:
Basic	54,210	53,770	53,149	52,468	52,008	51,389	51,328	50,992
Diluted	56,206	53,770	55,027	55,365	54,632	54,547	55,294	55,290

The Company has reclassified share-based payment arrangements previously recorded as “amortization of stock compensation” to the same line or lines as cash compensation paid to the same employees in accordance with SAB 107. The following table summarizes amortization of stock compensation that is now recorded within the appropriate functional categories in the consolidated statements of income (in thousands):

	Fiscal 2005				Fiscal 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Cost of revenues	$58	$20	$10	$10	$13	$21	$27	$29
Research and development	1,081	657	479	586	659	723	872	885
Selling, general & administrative	1,274	263	160	157	182	239	264	323
Total	$2,413	$940	$649	$753	$854	$983	$1,163	$1,237

AS A PERCENTAGE OF REVENUES

	Fiscal 2005				Fiscal 2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.1	45.5	45.3	46.3	45.2	44.4	45.6	45.7
Gross profit	54.9	54.5	54.7	53.7	54.8	55.6	54.4	54.3
Operating expenses:
Research and development	21.5	35.3	19.9	18.7	21.7	16.2	14.9	16.7
Selling, general & administrative	17.2	16.8	18.1	16.1	16.2	14.3	13.4	13.7
Operating expenses	38.7	52.1	38.0	34.8	37.9	30.5	28.3	30.4
Operating income	16.2	2.4	16.7	18.9	16.9	25.1	26.1	23.9
Other income (expense):
Interest income	2.5	2.1	1.9	1.4	1.3	0.7	0.5	0.4
Interest expense	(0.2)	(0.0)	(0.0)	(0.1)	(0.1)	(0.1)	(0.1)	0.0
Other income (expense), net	(0.1)	(0.0)	(0.2)	(0.0)	0.2	0.0	0.1	1.6
Income before income taxes	18.4	4.5	18.4	20.2	18.3	25.7	26.6	25.9
Provision for income taxes	4.5	5.2	3.8	3.6	4.8	8.3	8.5	8.4
Net income (loss)	13.9%	(0.7)%	14.6%	16.6%	13.5%	17.4%	18.1%	17.5%