Form 10-K/A
period 2005-12-31
SILICON LABORATORIES INC
filed 2006-04-24
CIK 1038074

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Silicon Laboratories Inc. for the fiscal year ended December 31, 2005 is being filed in order to classify our investments in variable-rate demand notes as short-term investments rather than cash and cash equivalents on our consolidated balance sheet at December 31, 2005 included in our Annual Report on Form 10-K filed on February 9, 2006 (the “Original Report”). We have also made corresponding adjustments to the consolidated statement of cash flows for the fiscal year ended December 31, 2005. The reclassifications had no impact on our consolidated statements of income or stockholders’ equity. See RECLASSIFICATIONS in Note 2 of the Notes to Consolidated Financial Statements included in this Form 10-K/A for additional information. References herein to the Form 10-K refer to our Original Report, as amended by this Amendment No. 1.

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

Net cash used in investing activities was $72.3 million during fiscal 2005, compared to net cash used of $119.1 million during fiscal 2004. The decrease was principally due to a decrease of $61.9 million in net purchases of short-term investments, offset by a $15.2 million increase in net purchases of property, equipment and software and other assets, including a $13.3 million payment related to the acquisition of Silicon MAGIKE. We have reclassified the purchases and maturities of investments in variable-rate demand notes in our consolidated statements of cash flows. See RECLASSIFICATIONS in Note 2 for additional information.

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

10.4*	Form of Addendum to Stock Option Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.5*	Form of Stock Issuance Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.6*	Form of Addendum to Stock Issuance Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.7*	Silicon Laboratories Inc. Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.8*	Lease Agreement dated June 26, 1998 by and between Silicon Laboratories Inc. and S.W. Austin Office Building Ltd. (filed as Exhibit 10.5 to the IPO Registration Statement).
10.9*	Lease Agreement dated October 27, 1999 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture (filed as Exhibit 10.6 to the IPO Registration Statement).
10.10*

Lease Agreement dated June 29, 2000 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture. (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.11*	Employment Agreement dated August 30, 2005 between Silicon Laboratories Inc. and Dr. Necip Sayiner (filed as Exhibit 10.1 to the Form 8-K filed September 12, 2005).
10.12*	Silicon Laboratories Inc. 2006 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2005).
21*	Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
23.1	Consent of Independent Registered Public Accounting Firm.
24*	Power of Attorney (filed as Exhibit 24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on April 24, 2006.

SILICON LABORATORIES INC.
(Registrant)
By:	/s/ Necip Sayiner
Necip Sayiner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE
/s/ Navdeep S. Sooch*	Chairman of the Board	April 24, 2006
Navdeep S. Sooch
/s/ Necip Sayiner	President, Chief Executive Officer and Director	April 24, 2006
Necip Sayiner	(principal executive officer)
/s/ Russell J. Brennan	Vice President and Chief Financial Officer	April 24, 2006
Russell J. Brennan	(principal financial and accounting officer)
/s/ David R. Welland*	Vice President and Director	April 24, 2006
David R. Welland
/s/ William G. Bock*	Director	April 24, 2006
William G. Bock

NAME	TITLE	DATE
/s/ Harvey B. Cash*	Director	April 24, 2006
Harvey B. Cash
/s/ Robert Ted Enloe, III*	Director	April 24, 2006
Robert Ted Enloe, III
/s/ Laurence G. Walker*	Director	April 24, 2006
Laurence G. Walker
/s/ William P. Wood*	Director	April 24, 2006
William P. Wood

*By	/s/ Russell J. Brennan
Russell J. Brennan ATTORNEY-IN-FACT

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

/s/ ERNST & YOUNG LLP
Austin, Texas
February 6, 2006

Silicon Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2005	January 1, 2005
ASSETS
Current assets:
Cash and cash equivalents	$100,504	$48,636
Short-term investments	263,206	228,470
Accounts receivable, net of allowance for doubtful accounts of $1,088 at December 31, 2005 and January 1, 2005	68,824	46,272
Inventories	23,132	38,405
Deferred income taxes	11,505	9,878
Prepaid expenses and other	9,670	5,244
Total current assets	476,841	376,905
Property, equipment and software, net	32,584	34,559
Goodwill	62,877	46,766
Other intangible assets, net	14,838	15,384
Other assets, net	25,863	10,788
Total assets	$613,003	$484,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,846	$37,001
Accrued expenses	11,307	11,913
Deferred income on shipments to distributors	34,036	25,227
Income taxes payable	18,348	8,207
Total current liabilities	107,537	82,348
Long-term obligations and other liabilities	7,418	2,570
Total liabilities	114,955	84,918
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 54,530 and 52,508 shares issued and outstanding at December 31, 2005 and January 1, 2005, respectively	5	5
Additional paid-in capital	335,284	287,908
Deferred stock compensation	(1,105)	(4,787)
Retained earnings	163,864	116,358
Total stockholders’ equity	498,048	399,484
Total liabilities and stockholders’ equity	$613,003	$484,402

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

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
OPERATING ACTIVITIES
Net income	$47,506	$76,693	$44,716
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	17,712	16,191	15,427
Loss (gain) on disposal of property, equipment and software	124	(2,174)	1,087
Write off of in-process research & development	—	—	1,600
Amortization of other intangible assets and other assets	2,818	3,315	3,742
Acquired research and development	13,687	—	—
Stock compensation expense	7,274	4,237	4,986
Equity investment loss	—	—	663
Income tax benefit from employee stock-based awards	4,615	6,766	6,969
Changes in operating assets and liabilities:
Accounts receivable	(22,552)	1,607	(19,543)
Inventories	15,273	(4,341)	(19,201)
Prepaid expenses and other assets	(13,119)	(1,602)	(1,048)
Accounts payable	15,829	(10,689)	24,681
Accrued expenses	(606)	662	1,916
Deferred income on shipments to distributors	8,809	13,701	1,188
Deferred income taxes	(3,521)	(3,645)	505
Income taxes payable	10,141	(4,456)	4,194
Net cash provided by operating activities	103,990	96,265	71,882
INVESTING ACTIVITIES
Purchases of short-term investments	(385,552)	(638,337)	(354,696)
Sales and maturities of short-term investments	350,816	541,746	298,954
Purchases of property, equipment and software	(20,377)	(20,508)	(11,438)
Proceeds from sale of property, equipment and software	266	4,464	—
Purchases of other assets	(17,458)	(6,328)	(7,124)
Net cash acquired (used) in connection with acquisition of business	(6)	(114)	5,367
Net cash provided by (used in) investing activities	72,311	(119,077)	(68,937)
FINANCING ACTIVITIES
Proceeds from repayment of stockholder notes	—	—	228
Proceeds from Employee Stock Purchase Plan	2,862	2,746	1,793
Repurchase and cancellation of common stock	—	—	(21)
Net proceeds from exercises of stock options	17,327	10,268	14,739
Net cash provided by financing activities	20,189	13,014	16,739
Increase (decrease) in cash and cash equivalents	51,868	(9,798)	19,684
Cash and cash equivalents at beginning of period	48,636	58,434	38,750
Cash and cash equivalents at end of period	$100,504	$48,636	$58,434
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$344	$254	$49
Income taxes paid	$6,622	$36,350	$10,326
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Accrued other assets	$8,126	$2,902	$9,514
Stock issued for acquisition of business	$18,980	$11,569	$58,074

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

The Company has also reclassified investments in variable-rate demand notes from cash and cash equivalents to short-term investments in the consolidated balance sheet at December 31, 2005.  Accordingly, the Company has revised the classification to exclude $154.9 million from cash and cash equivalents at December 31, 2005 and to include such amount under short-term investments. In addition, the Company has reclassified the purchases and maturities of these variable-rate demand notes in its consolidated statement of cash flow for the fiscal year ended December 31, 2005, which decreased cash flows from investing activities by $154.9 million. The reclassifications had no impact on the Company’s results of operations or its overall financial position.

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

The Company has reclassified investments in variable-rate demand notes from cash and cash equivalents to short-term investments in the consolidated balance sheet at December 31, 2005. In addition, the consolidated statement of cash flow for the fiscal year ended December 31, 2005 has been revised to reflect the purchases and maturities of these short-term investments as part of cash flows from investing activities. See RECLASSIFICATIONS above for additional information. Short-term investments at December 31, 2005 and January 1, 2005 consist of the following debt securities (in thousands):

	Carrying Value
	December 31, 2005	January 1, 2005
Municipal	$262,209	$ 191,670
U.S. Government Agency	997	—
Corporate	—	36,800
	$ 263,206	$ 228,470

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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