Form 10-Q
period 2006-04-01
SILICON LABORATORIES INC
filed 2006-04-24
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 18, 2006, 55,588,899 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

PART I.                            FINANCIAL INFORMATION

Item 1.                                   Financial Statements

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	April 1, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,595	$100,504
Short-term investments	301,494	263,206
Accounts receivable, net of allowance for doubtful accounts of $1,088 at April 1, 2006 and December 31, 2005	76,057	68,824
Inventories	24,053	23,132
Deferred income taxes	13,114	11,505
Prepaid expenses and other	16,442	9,670
Total current assets	536,755	476,841
Property, equipment and software, net	28,507	32,584
Goodwill	62,877	62,877
Other intangible assets, net	14,044	14,838
Other assets, net	31,091	25,863
Total assets	$673,274	$613,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,304	$43,846
Accrued expenses	13,063	11,307
Deferred income on shipments to distributors	42,115	34,036
Income taxes payable	15,860	18,348
Total current liabilities	113,342	107,537
Long-term obligations and other liabilities	11,666	7,418
Total liabilities	125,008	114,955
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 55,491 and 54,530 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	6	5
Additional paid-in capital	373,332	335,284
Deferred stock compensation	—	(1,105)
Retained earnings	174,928	163,864
Total stockholders’ equity	548,266	498,048
Total liabilities and stockholders’ equity	$673,274	$613,003

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	April 1, 2006	April 2, 2005
Revenues	$114,540	$104,764
Cost of revenues	51,300	48,560
Gross profit	63,240	56,204
Operating expenses:
Research and development	27,557	19,553
Selling, general and administrative	24,702	16,878
Operating expenses	52,259	36,431
Operating income	10,981	19,773
Other income (expense):
Interest income	3,202	1,412
Interest expense	(175)	(56)
Other income (expense), net	247	(15)
Income before income taxes	14,255	21,114
Provision for income taxes	3,191	3,741

Net income	$11,064	$17,373
Net income per share:
Basic	$0.20	$0.33
Diluted	$0.19	$0.31
Weighted-average common shares outstanding:
Basic	55,066	52,468
Diluted	57,656	55,365

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended
	April 1, 2006	April 2, 2005
OPERATING ACTIVITIES
Net income	$11,064	$17,373
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	4,695	4,237
Loss (gain) on disposal of property, equipment and software	(129)	—
Amortization of other intangible assets and other assets	982	625
Stock compensation expense	9,822	753
Additional income tax benefit from employee stock-based awards	6,147	907
Excess income tax benefit from employee stock-based awards	(3,072)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,233)	(5,995)
Inventories	(784)	8,419
Prepaid expenses and other assets	(8,328)	(2,679)
Accounts payable	2,708	(3,536)
Accrued expenses	1,756	(238)
Deferred income on shipments to distributors	8,079	3,232
Deferred income taxes	(1,609)	(181)
Income taxes payable	(2,488)	2,894
Net cash provided by operating activities	21,610	25,811

INVESTING ACTIVITIES
Purchases of short-term investments	(80,452)	(76,969)
Sales and maturities of short-term investments	42,164	186,173
Purchases of property, equipment and software	(2,709)	(2,010)
Proceeds from sale of property, equipment and software	49	215
Purchases of other assets	(1,691)	(65)
Net cash provided by (used in) investing activities	(42,639)	107,344

FINANCING ACTIVITIES
Net proceeds from exercises of stock options	23,048	2,616
Excess income tax benefit from employee stock-based awards	3,072	—
Net cash provided by financing activities	26,120	2,616

Increase in cash and cash equivalents	5,091	135,771
Cash and cash equivalents at beginning of period	100,504	48,636
Cash and cash equivalents at end of period	$105,595	$184,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$144	$42
Income taxes paid	$807	$188

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY:
Receivable for sale of property, equipment and software	$2,172	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

April 1, 2006

1.               SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of December 31, 2005, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 1, 2006, the condensed consolidated results of its operations for the three months ended April 1, 2006 and April 2, 2005, and the condensed consolidated statements of cash flows for the three months ended April 1, 2006 and April 2, 2005. All intercompany accounts and transactions have been eliminated. The condensed consolidated results of operations for the three months ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (SEC) on April 24, 2006.

RECLASSIFICATIONS

Certain reclassifications have been made to prior period financial statements. Previously, the Company recorded amortization of stock compensation as a separate line item of the consolidated statements of income. The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107) which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, the Company has reclassified share-based payments previously recorded as “amortization of stock compensation” to the appropriate functional categories. The reclassifications had no impact on the Company’s financial position, operating income or net income. The following table summarizes amortization of stock compensation that is now recorded within functional categories in the condensed consolidated statements of income (in thousands):

Three Months Ended
April 2, 2005
Cost of revenues	$10
Research and development	586
Selling, general and administrative	157
Total	$753

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company has also reclassified investments in variable-rate demand notes from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation. Accordingly, the Company has revised the classification to exclude $154.9 million from cash and cash equivalents at December 31, 2005 and to include such amount under short-term investments. In addition, the Company has reclassified the purchase and maturity of these investments in variable-rate demand notes in its condensed consolidated statements of cash flows, which decreased cash flows from investing activities by $57.7 million for the three months ended April 2, 2005. The reclassifications had no impact on the Company’s results of operations or its overall financial position.

INVENTORIES

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Shipping and handling costs are classified as a component of cost of revenue in the condensed consolidated statements of income. Inventories consist of the following (in thousands):

	April 1, 2006	December 31, 2005
Work in progress	$15,497	$15,409
Finished goods	8,556	7,723
	$24,053	$23,132

OTHER COMPREHENSIVE INCOME

There were no significant differences between net income and comprehensive income during any of the periods presented.

INCOME TAXES

The effective tax rate for the three months ended April 1, 2006 reflects the non-renewal of the federal research and development credit.  If the federal research and development credit is extended at a later date, the future effective tax rate may be reduced.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended
	April 1, 2006	April 2, 2005
Net income	$11,064	$17,373
Basic:
Weighted-average shares of common stock outstanding	55,066	52,672
Weighted-average shares of common stock subject to repurchase	—	(204)
Shares used in computing basic net income per share	55,066	52,468

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	—	150
Contingent shares, acquisition	—	712
Stock options and awards	2,590	2,035
Shares used in computing diluted net income per share	57,656	55,365

Basic net income per share	$0.20	$0.33
Diluted net income per share	$0.19	$0.31

Approximately 2.5 million and 3.7 million weighted-average dilutive potential shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 1, 2006 and April 2, 2005, respectively, as they are anti-dilutive. The Company issued 1.0 million shares of common stock during the three months ended April 1, 2006, net of repurchases.

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

3.               STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan, which are described below. Prior to fiscal 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. Compensation costs related to restricted stock, restricted stock units (RSUs) and stock options granted below fair value were recognized in the consolidated statements of income.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In December 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The Company’s income before income taxes and net income for the three months ended April 1, 2006 were lower by $7.3 million and $5.9 million, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the same period were $0.11 and $0.10 lower, respectively, due to the Company adopting SFAS 123R.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $3.1 million of excess tax benefits for the three months ended April 1, 2006 have been classified as financing cash flows.

2000 Stock Incentive Plan

In fiscal 2000, the Company’s board of directors and stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan). The 2000 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company’s common stock, (ii) the discretionary issuance of common stock directly (as granted under direct issuance shares and RSUs), (iii) the granting of special below-market stock options to executive officers and other highly compensated employees of the Company for which the exercise price can be paid using payroll deductions and (iv) the automatic issuance of stock options to non-employee board members. The discretionary issuance of common stock, RSUs and stock options generally contain vesting provisions ranging from three to eight years. If permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule. The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant.

There were no stock options granted from the 2000 Plan during the fiscal quarter ended April 1, 2006. Also, there were no significant modifications made to any stock grants during the period.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company’s board of directors in fiscal 2000. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value during a series of offering periods. Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months. During the fiscal quarter ended on April 1, 2006, there were no enrollments into the Purchase Plan.

Accounting for Stock Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Purchase Plan. RSU fair values generally equal their intrinsic value on the date of grant.

The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flow.

In anticipation of adopting SFAS 123R, the Company evaluated the assumptions used in the Black-Scholes model. As a result, the Company changed its methodology for computing expected volatility and expected term. Calculation of expected volatility was changed from being based solely on historical volatility to a combination of both historical volatility and implied volatility derived from traded options on the Company’s stock in the marketplace. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility. The expected term was previously calculated based on an analysis of historical exercises of stock options. The Company believes that an analysis of historical exercises and remaining contractual life of options provides a better estimate of future exercise pattern.

The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A summary of the Company’s stock compensation activity with respect to the fiscal quarter ended April 1, 2006 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at December 31, 2005	9,374	$29.23
Granted	—	—
Exercised	(960)	24.02
Cancelled or expired	(63)	36.42
Outstanding at April 1, 2006	8,351	$29.78	6.89	$210,619

Vested at April 1, 2006 and expected to vest	8,046	$29.67	6.85	$203,824

Exercisable at April 1, 2006	4,231	$27.84	5.97	$115,023

Restricted Stock Units	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Vesting Term	Aggregate Intrinsic Value ($000s)
Outstanding at December 31, 2005	1,151	$0.00
Granted	69	0.00
Issued	—	—
Cancelled or expired	(20)	0.00
Outstanding at April 1, 2006	1,200	$0.00	2.68	$65,939

Vested at April 1, 2006 and expected to vest	1,049	$0.00	2.57	$57,631

Exercisable at April 1, 2006	—	$—	—	$—

A summary of the Company’s nonvested shares activity with respect to the fiscal quarter ended April 1, 2006 follows:

Stock Options	Shares (000s)	Weighted– Average Grant-Date Fair Value
Nonvested at December 31, 2005	4,973	$17.91
Granted	—	—
Vested	(581)	16.30
Forfeited	(63)	21.27
Nonvested at April 1, 2006	4,329	$18.08

Restricted Stock Units	Shares (000s)	Weighted– Average Grant-Date Fair Value
Nonvested at December 31, 2005	1,151	$32.17
Granted	69	48.83
Vested	—	—
Forfeited	(20)	32.06
Nonvested at April 1, 2006	1,200	$33.13

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The weighted average fair value per share of stock-based payments granted to employees during the three months ended April 1, 2006 and April 2, 2005 were $48.83 and $19.53, respectively. During the same periods, the total intrinsic value of stock options exercised were $23.9 million and $6.3 million, respectively and the total fair value of stock options that vested were $9.5 million and $8.8 million, respectively.

There were no RSUs that vested during the three months ended April 1, 2006. The Company had $105 million of total unrecognized compensation costs related to stock options and RSUs at April 1, 2006 that are expected to be recognized over a weighted-average period of 2.4 years. There were no significant stock compensation costs capitalized into assets as of April 1, 2006.

During the first quarter of fiscal 2006, $23.0 million was received for the exercise of stock options. Cash was not used to settle any equity instruments previously granted. The Company issues shares from the 2000 Stock Incentive Plan reserve upon the exercise of stock options and vesting of RSUs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2006	April 2, 2005
Cost of revenues	$144	$10
Research and development	4,302	586
Selling, general and administrative	5,376	157
Total decrease in income before income taxes	9,822	753
Decrease in provision for income taxes	(1,733)	(272)
Decrease in net income	$8,089	$481

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s stock option plans for the three months ended April 2, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per-share amounts):

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Three Months Ended
April 2, 2005
Net income – as reported	$17,373
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	470
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(6,439)
Pro forma net income	$11,404

Net income per share:
Basic – as reported	$0.33
Basic – pro forma	$0.22

Diluted – as reported	$0.31
Diluted – pro forma	$0.21

4.               COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its facilities under operating lease agreements that expire at various dates through 2013. Some of these arrangements contain renewal options, and require the Company to pay taxes, insurance and maintenance costs.

The minimum annual future rentals under the terms of these leases at April 1, 2006 are as follows (in thousands):

FISCAL YEAR
2006	$5,011
2007	6,320
2008	6,161
2009	5,584
2010	3,262
Thereafter	6,032
Total minimum lease payments	32,370
Minimum sublease rental income	(4,715)
Total net minimum lease payments	$27,655

In March 2006, the Company entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for its corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $18.8 million over seven years assuming LIBOR averages 4.96% during such term).

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel the Company to purchase the facility. The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short term investments of at least $75 million and a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 1.5 to 1. As of April 1, 2006, the Company believes it was in compliance with all covenants of the lease.

During the term of the lease, the Company has an on-going option to purchase the building for a total purchase price of approximately $44.3 million. Alternatively, the Company can cause the property to be sold to third parties provided it is not in default under the lease. The Company is contingently liable for the guaranteed residual value associated with this property in the event that the net sale proceeds are less than the original financed cost of the facility. The Company is contingently liable for the residual value guarantee associated with the lease of approximately $35.3 million. To the extent that the net proceeds generated from the sale of the facility to a third party exceed $9.0 million, the Company would have the right to receive (a) substantially all of such excess proceeds if the sale occurs prior to the end of the term or (b) up to approximately $35.3 million of such excess proceeds if the sale occurs after the end of the term.

In accordance with the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company determined that the fair value associated with the guaranteed residual value was $1.0 million. The amount was recorded in “Other assets, net” and “Long-term obligations and other liabilities” in the condensed consolidated balance sheets and will be amortized over the term of the lease.

The Company is required to periodically evaluate the expected fair value of the facility at the end of the lease term. If the Company determines that it is estimable and probable that the expected fair value will be less than $44.3 million, it will ratably accrue the loss up to a maximum of approximately $35.3 million over the remaining lease term. As of April 1, 2006, the Company has determined that a loss contingency accrual is not required.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock. The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies. A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case. The underwriter defendants have appealed the class certification decision to the Second Circuit. The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. The Company anticipates that its potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers appear to be solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement would involve any material payment by it. Furthermore, even if the Company’s insurance were unavailable due to insurer insolvency or otherwise, the Company expects that its maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the underwriter defendants submitted objections to the settlement to the Court. The Court is expected to hold a hearing regarding these and any other objections to the settlement at a fairness hearing scheduled for April 24, 2006. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, or whether the outcome would have a material impact on the Company’s results of operations or financial position.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Trade Secret and Patent Infringement Litigation

On February 17, 2004, the Company filed a lawsuit against Axiom Microdevices Inc., a California corporation, and a former employee in the United States District Court for the Western District of Texas, Austin Division, alleging theft of trade secrets by Axiom and the individual.  The lawsuit also alleged that the former employee breached his ethical, contractual and fiduciary obligations to the Company by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with the former employee’s contractual obligations to the Company. On September 14, 2004, the Company added claims for infringement of United States Patents 6,549,071 and 6,788,141 to the pending suit. The patents relate to the Company’s proprietary technology for complementary metal oxide semiconductor (CMOS) RF power amplifiers. On April 6, 2006, a jury found that Axiom misappropriated trade secret data sheet documents including the Company’s confidential information and that the misappropriation was done with malice, fraud or gross negligence. The jury did not find misappropriation of other trade secrets, breach of obligations by the Company’s former employee, nor tortious interference with the former employee’s contractual relationship.   The jury found the ‘071 and ‘141 patents to be valid, but not infringed by the accused products.  The Court held an additional hearing on April 20, 2006 to determine the appropriate remedies and sanctions, but has not yet entered a judgment. At this time, the Company cannot estimate the final outcome of this matter or resulting financial impact to it, if any.

On December 14, 2005, Power-One, Inc. (Power-One), a Delaware corporation, filed a lawsuit against the Company, in the United States District Court for the Eastern District of Texas, Marshall Division, alleging willful infringement of United States Patents 6,936,999 and 6,949,916, and of patent applications Nos. 2004/0123164A1 and 2004/0093533A1. On February 28, 2006, the Company filed a declaratory judgment action in the United States District Court for the Western District of Texas, Austin Division seeking a declaration that Power-One’s U.S. Patent No. 7,000,125 (the patent that issued from the patent application No. 2004/0123164A1) is not infringed by the Company. The lawsuits relate to the Company’s Si825x family of digital power supply controllers. At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. PLEASE SEE THE “CAUTIONARY STATEMENT” ABOVE AND “RISK FACTORS” BELOW FOR A DISCUSSION OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS. OUR FISCAL YEAR-END FINANCIAL REPORTING PERIODS ARE A 52- OR 53- WEEK YEAR ENDING ON THE SATURDAY CLOSEST TO DECEMBER 31ST. FISCAL YEAR 2006 WILL HAVE 52 WEEKS. OUR FIRST QUARTER OF FISCAL YEAR 2006 ENDED APRIL 1, 2006. OUR FIRST QUARTER OF FISCAL YEAR 2005 ENDED APRIL 2, 2005. ALL OF THE QUARTERLY PERIODS REPORTED IN THIS QUARTERLY REPORT ON FORM 10-Q HAD THIRTEEN WEEKS.

OVERVIEW

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell. We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for cable or digital subscriber line (DSL), FM broadcast radio tuners and networking equipment. We also offer a family of 8-bit microcontrollers (MCUs) for use in applications such as industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment. Our major customers include Agere Systems, Amoi, Arima, Conexant, LG Electronics, Motorola, Philips, Sagem, Samsung and Thomson.

Our company was founded in 1996. Our business has grown since our inception, as reflected by our employee headcount, which increased to 659 as of April 1, 2006, from 588 employees at the end of fiscal 2004. As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We rely on third-parties in Asia to assemble, package, and, in the substantial majority of cases, test these devices and ship these units to our customers. We also rely on third-party providers of software to supply a complete AeroFONE™ mobile handset solution to our customers. We have increased the portion of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

Our product set has expanded to a broad portfolio targeting mobile handset and broad-based mixed-signal applications. Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. For example, our silicon direct access arrangement (DAA) product family is optimized for the personal computer (PC) modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; and our Aero Global System for Mobile Communications (GSM)/ General Packet Radio Services (GPRS) transceiver family is being shipped in mobile handsets worldwide. We continue to introduce next generation ICs with added functionality and further integration. In fiscal 2005, we introduced a family of FM broadcast radio tuner products, a family of digital power products, families of oscillators (XOs) and voltage-controlled oscillators (VCXOs), the Aero IIe single-chip EDGE transceiver, the fax ISOmodem embedded modem, the AeroFONE single-chip phone, the Quad ProSLIC® and the SiRX™ satellite receivers. In the first three months of fiscal 2006, we introduced a family of digital isolator products and expanded our MCU portfolio with the addition of new USB MCUs, Embedded Ethernet solutions and new small form factor devices. Through acquisitions and internal development efforts, we have continued to further diversify our product portfolio. We plan to continue to diversify our product portfolio by introducing products that increase the content we provide for existing applications and by introducing ICs for markets we do not currently address, thereby expanding our total available market opportunity.

We group our products into two categories, mobile handset products and broad-based mixed-signal products. Mobile handset products include our Aero Transceivers, the AeroFONE single-chip phone, Power Amplifiers (PA), and to the extent incorporated into handsets, FM broadcast radio tuners. Broad-based mixed-signal products include our silicon DAA, ISOmodem embedded modems, ProSLIC telephony interface circuits, microcontroller products, DSL analog front end, SiPHY® optical physical layer transceivers, precision clock & data recovery ICs (CDRs), XM satellite radio tuner, digital power products, FM broadcast radio tuners for non-handset applications, oscillators (XOs), voltage-controlled oscillators (VCXOs), general purpose RF Synthesizers and SiRX satellite receivers.

During the three months ended April 1, 2006, two customers, Sagem and Samsung, represented 12% and 10% of our revenues, respectively. Sagem sells to both mobile handset and broad-based mixed-signal customers while Samsung sells primarily to mobile handset customers. No other single end customer accounted for more than 10% of our revenues during the three months ended April 1, 2006. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 36% and 11% of our revenues during the three months ended April 1, 2006, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended April 1, 2006.

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

RESEARCH AND DEVELOPMENT.    Research and development expense consists primarily of personnel-related expenses, including stock compensation, new product mask, wafer, packaging and test costs, external consulting and services costs, amortization of purchased software, equipment tooling, equipment depreciation, amortization of acquired intangible assets, acquired research and development, as well as an allocated portion of our occupancy costs for such operations. We generally depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over three to four years. Research and development activities include the design of new products and software, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

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

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 1, 2006	April 2, 2005

Revenues	100.0%	100.0%
Cost of revenues	44.8	46.3
Gross profit	55.2	53.7

Operating expenses:
Research and development	24.1	18.7
Selling, general and administrative	21.6	16.1
Operating expenses	45.7	34.8

Operating income	9.5	18.9

Other income (expense):
Interest income	2.9	1.4
Interest expense	(0.1)	(0.1)
Other income (expense), net	0.2	(0.0)
Income before income taxes	12.5	20.2
Provision for income taxes	2.8	3.6
Net income	9.7%	16.6%

COMPARISON OF THE THREE MONTHS ENDED APRIL 1, 2006 TO THE THREE MONTHS ENDED APRIL 2, 2005.

REVENUES

	Three Months Ended
(in millions)	April 1, 2006	April 2, 2005	Change	% Change
Mobile Handsets	$52.6	$45.5	$7.1	15.8%
Broad-Based Mixed-Signal	61.9	59.3	2.6	4.3
Total	$114.5	$104.8	$9.7	9.3%

Mobile Handsets:  The growth in the sales of our mobile handset products for the recent three month period was primarily driven by revenues from our FM broadcast radio tuners and our Aero Transceiver family of products. Unit volumes of our mobile handset products increased compared to the three months ended April 2, 2005 by 66.1%. This increase was offset in part by declining average selling prices of 30.3% partially due to product transitions.

Broad-Based Mixed-Signal:  The growth in the sales of our broad-based mixed-signal products for the recent three month period was primarily driven by increased revenues from our: (1) ProSLIC products reflecting growth in demand in the Voice over Internet Protocol (VoIP) market; and (2) microcontroller products. Such growth was offset in part by a decline in revenue from our modem products (consisting of our DAA and ISOmodem products).  Average selling prices of our broad-based mixed-signal products increased compared to the three months ended April 2, 2005 by 19.1%.  This increase was offset in part by declining unit volumes of 12.4%.

As our products become more mature, we expect to experience decreases in average selling prices in the future.  Our revenues will be dependent on our ability to increase sales volumes and introduce higher priced, next generation products and product extensions.

GROSS PROFIT

	Three Months Ended
(in millions)	April 1, 2006	April 2, 2005	Change	% Change
Gross profit	$63.2	$56.2	$7.0	12.5%
Percent of revenue	55.2%	53.7%

The increase in gross profit for the recent three month period was primarily due to an increased mix of broad-based mixed-signal products. We expect to experience declines in the average selling prices of our mobile handset products and certain of our broad-based mixed-signal products, especially with respect to our modem products. This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and continue to gain market share with our broad-based mixed-signal ICs; or 2) achieve lower production costs from our wafer foundries and third-party assembly and test sub-contractors.

RESEARCH AND DEVELOPMENT

	Three Months Ended
(in millions)	April 1, 2006	April 2, 2005	Change	% Change
Research and development	$27.6	$19.6	$8.0	40.9%
Percent of revenue	24.1%	18.7%

The increase in research and development expense for the recent three month period was principally due to: (1) an increase of approximately $3.5 million of stock compensation expense resulting from our adoption of SFAS 123R in the first quarter of fiscal 2006 and the issuance of restricted stock awards; (2) an increase of approximately $2.1 million for other personnel-related expenses; and (3) a decrease of approximately $1.2 million for a foreign research grant credit. Some of our more significant development projects in the mobile-handset product area included the AeroFONE single-chip phone, the Aero IIe single-chip EDGE transceiver and the FM broadcast radio tuners for handsets. Significant development projects in the broad-based mixed-signal product area included families of oscillators (XOs) and voltage-controlled oscillators (VCXOs), the fax ISOmodem embedded modem, digital power products and the SiRX satellite receivers. All of these development projects have been completed. Additionally, many of these new products are being sampled by certain of our customers and are in the design-in phase. With the exception of the FM broadcast radio tuners, we don’t expect the products derived from these projects to begin to contribute to revenues in a meaningful way before late fiscal 2006. We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

We identified three research and development projects in connection with the acquisition of Silicon MAGIKE, including Voice, High Voltage and other power-related technologies. At the date of acquisition, the acquired technology had no alternative future use and did not otherwise qualify for capitalization. The remaining research and development efforts include layout, mask set, integration and testing the product. Completion costs to date on all projects have been consistent with estimates made at the time of the acquisition. The estimated cost to complete these projects was expected to be approximately $5.0 million in the aggregate as of April 1, 2006. The Company doesn’t expect the products derived from these technologies to begin to contribute to revenues prior to fiscal 2007.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
(in millions)	April 1, 2006	April 2, 2005	Change	% Change
Selling, general and administrative	$24.7	$16.9	$7.8	46.4%
Percent of revenue	21.6%	16.1%

The increase in the dollar amount of selling, general and administrative expense for the recent three month period was principally attributable to: (1) an increase of approximately $5.2 million of stock compensation expense resulting from our adoption of SFAS 123R and the issuance of restricted stock awards; (2) an increase of approximately $1.9 million for other personnel-related expenses; and (3) an increase of approximately $1.0 million for higher legal fees related to litigation. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing applications efforts and administrative infrastructure. In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential significant variability in our future revenues; (2) increased support costs related to new product introduction; and (3) fluctuating legal costs related to litigation and intellectual property matters.

INTEREST INCOME

	Three Months Ended
(in millions)	April 1, 2006	April 2, 2005	Change
Interest income	$3.2	$1.4	$1.8

The increase in the dollar amount of interest income for the three months ended April 1, 2006 was due to a greater amount of cash and short-term investments balances and to an increase in the interest rates of the underlying instruments during the period.

INTEREST EXPENSE

Interest expense for the three months ended April 1, 2006 was $0.2 million as compared to $0.1 million for the three months ended April 2, 2005.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended April 1, 2006 was $0.2 million as compared to $0.0 million for the three months ended April 2, 2005.

PROVISION FOR INCOME TAXES

	Three Months Ended
(in millions)	April 1, 2006	April 2, 2005	Change
Provision for income taxes	$3.2	$3.7	$(0.5)
Effective tax rate	22.4%	17.7%

The effective tax rate for the three months ended April 1, 2006 was higher than the three months ended April 2, 2005, primarily due to the favorable impact of a non-taxable foreign research grant in the prior year resulting from a study performed on our research and development expenditures during fiscal 2004. The effective tax rate was also unfavorably impacted in the current quarter due to the recording of stock compensation expense at a lower than average effective tax rate and the non-renewal of the federal research and development tax credit. The total effective tax rate impact of the stock compensation and the non-renewal of the research and development credit were mostly offset by the impact of a larger portion of our income being recognized in jurisdictions with a lower tax rate and an increase in tax exempt interest income.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax-exempt interest income, stock compensation expense deductible at a corporate blended tax rate lower than 35%, and other permanent items. The effective rate for the three months ended April 2, 2005 also differs from the federal statutory rate of 35% due to the federal research and development tax credit.

BUSINESS OUTLOOK

We expect revenues in the second quarter of fiscal 2006 to be in the range of $116 million to $120 million. Furthermore, we expect our diluted net income per share to be in the range of $0.18 to $0.20.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity as of April 1, 2006 consisted of $407.1 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of corporate and U.S. Government Agency debt securities.

Net cash provided by operating activities was $21.6 million during the three months ended April 1, 2006, compared to net cash provided of $25.8 million during the three months ended April 2, 2005. Operating cash flows during the three months ended April 1, 2006 reflect our net income of $11.1 million, adjustments of $18.4 million for depreciation, amortization, stock compensation and tax benefits associated with the exercise of stock options, and a net increase in the components of our working capital of $7.9 million.

Net cash used in investing activities was $42.6 million during the three months ended April 1, 2006, compared to net cash provided of $107.3 million during the three months ended April 2, 2005. The decrease was principally due to an increase of $147 million in net purchases of short-term investments and a $2.5 million increase in net purchases of property, equipment and software and other assets. We have reclassified investments in variable-rate demand notes from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation. See RECLASSIFICATIONS in Note 1 for additional information.

We anticipate capital expenditures of approximately $20 to $25 million for fiscal 2006. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $26.1 million during the three months ended April 1, 2006, compared to net cash provided of $2.6 million during the three months ended April 2, 2005. The increase was due to higher proceeds from the exercise of employee stock options and excess tax benefits from such exercises.

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

OFF-BALANCE SHEET ARRANGEMENTS

In March 2006, we entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for our corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $18.8 million over seven years assuming LIBOR averages 4.96% during such term).

We have granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel us to purchase the facility. The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short term investments of at least $75 million and a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 1.5 to 1. As of April 1, 2006, we believe we were in compliance with all covenants of the lease.

During the term of the lease, we have an on-going option to purchase the building for a total purchase price of approximately $44.3 million. Alternatively, we can cause the property to be sold to third parties provided we are not in default under the lease. We are contingently liable for the guaranteed residual value associated with this property in the event that the net sale proceeds are less than the original financed cost of the facility. We are contingently liable for the residual value guarantee associated with the lease of approximately $35.3 million. To the extent that the net proceeds generated from the sale of the facility to a third party exceed $9.0 million, we would have the right to receive (a) substantially all of such excess proceeds if the sale occurs prior to the end of the term or (b) up to approximately $35.3 million of such excess proceeds if the sale occurs after the end of the term.

In accordance with the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we determined that the fair value associated with the guaranteed residual value was $1.0 million. The amount was recorded in “Other assets, net” and “Long-term obligations and other liabilities” in the condensed consolidated balance sheets and will be amortized over the term of the lease.

We are required to periodically evaluate the expected fair value of the facility at the end of the lease term. If we determine that it is estimable and probable that the expected fair value will be less than $44.3 million, we will ratably accrue the loss up to a maximum of approximately $35.3 million over the remaining lease term. As of April 1, 2006, we have determined that a loss contingency accrual is not required.

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

Inventory valuation - We assess the recoverability of inventories through the application of a consistent set of methods, assumptions and estimates. In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than nine months. We also adjust the valuation of inventory when its standard cost exceeds the estimated market value. We assess the potential for any unusual customer returns based on known quality or business issues and establish reserves based on the estimated inventory losses for scrap or non-saleable material. Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand. The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

Stock compensation - Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different.

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

QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our cash, cash equivalents and short-term investments holdings as of April 1, 2006, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $4.1 million. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

In March 2006, we entered into an operating lease agreement for a facility in Austin, Texas for our corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR. LIBOR is sensitive to changes in the general level of U.S. interest rates. An immediate 100 basis point increase in the three-month LIBOR would increase our annual base rent by approximately $0.4 million.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 above. Such information is incorporated by reference herein.

Item 4.                     Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 1, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal quarter ended April 1, 2006 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.        OTHER INFORMATION

Item 1.       Legal Proceedings

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock. The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies. A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case. The underwriter defendants have appealed the class certification decision to the Second Circuit. We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of us and the individual defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. We anticipate that our potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. We are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers appear to be solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement would involve any material payment by us. Furthermore, even if our insurance were unavailable due to insurer insolvency or otherwise, we expect that our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the underwriter defendants submitted objections to the settlement to the Court. The Court is expected to hold a hearing regarding these and any other objections to the settlement at a fairness hearing scheduled for April 24, 2006. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

Trade Secret and Patent Infringement Litigation

On February 17, 2004, we filed a lawsuit against Axiom Microdevices Inc., a California corporation, and a former employee in the United States District Court for the Western District of Texas, Austin Division, alleging theft of trade secrets by Axiom and the individual.  The lawsuit also alleged that the former employee breached his ethical, contractual and fiduciary obligations to us by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with the former employee’s contractual obligations to us.  On September 14, 2004, we added claims for infringement of United States Patents 6,549,071 and 6,788,141 to the pending suit. The patents relate to our proprietary technology for CMOS RF power amplifiers. On April 6, 2006, a jury found that Axiom misappropriated trade secret data sheet documents including our confidential information and that the misappropriation was done with malice, fraud or gross negligence. The jury did not find misappropriation of other trade secrets, breach of obligations by our former employee, nor tortious interference with the former employee’s contractual relationship.  The jury found our ‘071 and ‘141 patents to be valid, but not infringed by the accused products. The Court held an additional hearing on April 20, 2006 to determine the appropriate remedies and sanctions, but has not yet entered a judgment. At this time, we cannot estimate the final outcome of this matter or resulting financial impact to us, if any.

On December 14, 2005, Power-One, Inc. (Power-One), a Delaware corporation, filed a lawsuit against us, in the United States District Court for the Eastern District of Texas, Marshall Division, alleging willful infringement of United States Patents 6,936,999 and 6,949,916, and of patent applications Nos. 2004/0123164A1 and 2004/0093533A1. On February 28, 2006, we filed a declaratory judgment action in the United States District Court for the Western District of Texas, Austin Division seeking a declaration that Power-One’s U.S. Patent No. 7,000,125 (the patent that issued from the patent application No. 2004/0123164A1) is not infringed by us.  The lawsuits relate to our Si825x family of digital power supply controllers. At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

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

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the first three months of fiscal 2006, our ten largest customers accounted for 52% of our revenues. We had two customers, Sagem and Samsung, which represented 12% and 10% of our revenues, respectively. Most of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

•                  a failure to release new products or enhanced versions of our existing products on a timely basis; and

•                  the failure of our new products, such as our recently introduced AeroFONE and FM tuner products, to achieve market acceptance.

We are particularly dependent on sales of our mobile handset products which constituted 46% of our total revenues during the first three months of fiscal 2006 and 44% of our total revenues in fiscal 2005. In particular, our Aero Transceiver mobile handset product and its subsequent derivatives represent a substantial portion of our mobile handset product revenues. If the market for the Aero Transceiver or the market for GSM/GPRS or Enhanced Data Rates for Global Evolution (EDGE) mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

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

Our future success will depend on our ability to reduce our dependence on a few products by developing or acquiring new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we have at times experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

•                  changing requirements of customers;

•                  accurate prediction of market and technical requirements, such as the shift of GSM/GPRS to EDGE and Wideband Code Division Multiple Access (WCDMA);

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

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 1, 2006 was $27.6 million, or 24.1% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard. We believe this market is now in the early stages of adopting the EDGE and WCDMA standards, which allow for enhanced data generation and transmission using mobile handsets. Forecasters expect the EDGE and WCDMA markets to further develop and expand in 2006 and 2007. In September 2005, we extended our Aero family to meet the EDGE standard with the Aero IIe single-chip EDGE Radio. However, we cannot be certain that the use of this technology will not change in the future and thereby make our products unsuitable. Furthermore, we cannot be certain that any product we develop for these standards will achieve market acceptance.

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

The cyclical nature of the semiconductor industry drives wide fluctuations in available capacity at third-party vendors. On occasion, we have been unable to adequately respond to unexpected increases in customer demand due to capacity constraints and, therefore, were unable to benefit from this incremental demand. We may be unable to obtain adequate foundry, assembly or test capacity from our third-party subcontractors to meet our customers’ delivery requirements even if we adequately forecast customer demand. We are currently experiencing some constraints on our ability to secure all of our desired capacity.

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

OUR INABILITY TO MANAGE GROWTH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS

In recent periods, we have increased the scope of our operations and expanded our workforce from 588 employees at the end of fiscal 2004 to 659 employees at April 1, 2006. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements. As our business grows our internal management systems and processes will need to improve to ensure that we remain in compliance. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel. If we are unable to effectively manage our expanding global operations, including our international headquarters in Singapore, our business could be materially and adversely affected.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers. For example, Samsung is based in South Korea and represented 10% of our revenues during the first three months of fiscal 2006. North Korea’s decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings has created unrest. Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results. In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea. Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We respond when we deem appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. For example, in December 2005, Power-One, Inc. filed a lawsuit against us alleging patent infringement related to our digital power supply products. In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention. Most intellectual property litigation also could force us to take specific actions, including:

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

For example, although our DSL Analog Front End (AFE) and modem related products are compliant with published specifications, these established specifications might not adequately address all conditions that must be satisfied in order to operate in harsh environments. This includes environments where there are wide variations in electrical quality, telephone line quality, static electricity and operating temperatures or that may be affected by lightning or improper handling by customers and end users. These environmental factors may result in unanticipated returns of our products. Any necessary modifications could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.

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

COMPETITION WITHIN THE NUMEROUS MARKETS WE TARGET MAY REDUCE SALES OF OUR PRODUCTS AND REDUCE MARKET SHARE

The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Agere Systems, Atmel, Analog Devices, Broadcom, Conexant, Cypress, Freescale, Fujitsu, Infineon Technologies, Legerity, Maxim Integrated Products, MediaTek, Microchip, National Semiconductor, Philips, Renesas, RF Micro Devices, Semtech, Skyworks Solutions, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. Some of our customers, such as Agere Systems and Intel, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.

In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers. For example, in 2004, Motorola separated its semiconductor operations into Freescale Semiconductor, a publicly traded company focused on communications and integrated electronic systems. As an additional example, in February 2004, Conexant and GlobespanVirata merged to form a company focused on communication semiconductors. This combined entity will focus on all broadband applications and may compete with our DAA, ISOmodem and asymmetric digital subscriber line (ADSL) product lines.

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

No securities were repurchased during the first quarter of fiscal 2006.

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

Lease, Deed of Trust and Security Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc. and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2006).

10.2	*

Participation Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc., Wells Fargo Bank Northwest, National Association and various other financial institutions named therein filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2006).

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

SILICON LABORATORIES INC. (Registrant)

April 24, 2006	/s/ Necip Sayiner
Date	Necip Sayiner
President and Chief Executive Officer (Principal Executive Officer)

April 24, 2006	/s/ Russell J. Brennan
Date	Russell J. Brennan
Vice President and Chief Financial Officer (Principal Accounting Officer)