Form 10-Q
period 2006-07-01
SILICON LABORATORIES INC
filed 2006-07-24
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑ No

As of July 18, 2006, 55,991,923 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SILICON LABORATORIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	July 1, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,205	$100,504
Short-term investments	227,764	263,206
Accounts receivable, net of allowance for doubtful accounts of $1,088 at July 1, 2006 and December 31, 2005	75,686	68,824
Inventories	38,187	23,132
Deferred income taxes	14,118	11,505
Prepaid expenses and other	15,173	9,670
Total current assets	550,133	476,841
Property, equipment and software, net	30,854	32,584
Goodwill	69,856	62,877
Other intangible assets, net	22,545	14,838
Other assets, net	39,302	25,863
Total assets	$712,690	$613,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,626	$43,846
Accrued expenses	15,637	11,307
Deferred income on shipments to distributors	39,046	34,036
Income taxes payable	12,935	18,348
Total current liabilities	115,244	107,537
Long-term obligations and other liabilities	15,377	7,418
Total liabilities	130,621	114,955

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 55,987 and 54,530 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	6	5
Additional paid-in capital	396,998	335,284
Deferred stock compensation	—	(1,105)
Retained earnings	185,065	163,864
Total stockholders’ equity	582,069	498,048
Total liabilities and stockholders’ equity	$712,690	$613,003

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SILICON LABORATORIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Revenues	$123,504	$107,156	$238,044	$211,920
Cost of revenues	52,996	48,576	104,296	97,136
Gross profit	70,508	58,580	133,748	114,784
Operating expenses:
Research and development	30,467	21,374	58,024	40,927
Selling, general and administrative	26,163	19,297	50,865	36,175
In-process research and development	2,600	—	2,600	—
Operating expenses	59,230	40,671	111,489	77,102
Operating income	11,278	17,909	22,259	37,682
Other income (expense):
Interest income	3,623	1,992	6,826	3,404
Interest expense	(225)	(45)	(400)	(101)
Other income (expense), net	45	(178)	291	(193)
Income before income taxes	14,721	19,678	28,976	40,792
Provision for income taxes	4,584	4,064	7,775	7,805

Net income	$10,137	$15,614	$21,201	$32,987
Net income per share:
Basic	$0.18	$0.29	$0.38	$0.62
Diluted	$0.18	$0.28	$0.37	$0.60
Weighted-average common shares outstanding:
Basic	55,842	53,149	55,460	52,807
Diluted	57,858	55,027	57,761	55,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SILICON LABORATORIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	July 1, 2006	July 2, 2005
OPERATING ACTIVITIES
Net income	$21,201	$32,987
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	8,397	8,492
Loss (gain) on disposal of property, equipment and software	(129)	60
Amortization of other intangible assets and other assets	2,145	1,298
Stock compensation expense	19,739	3,321
In-process research and development	2,600	—
Additional income tax benefit from employee stock-based awards	10,153	—
Excess income tax benefit from employee stock-based awards	(5,719)	1,609
Changes in operating assets and liabilities:
Accounts receivable	(6,862)	(13,542)
Inventories	(14,856)	9,998
Prepaid expenses and other assets	(11,903)	(933)
Accounts payable	8,935	(2,279)
Accrued expenses	3,606	1,389
Deferred income on shipments to distributors	5,010	6,124
Deferred income taxes	(2,617)	(184)
Income taxes payable	(5,413)	5,702
Net cash provided by operating activities	34,287	54,042

INVESTING ACTIVITIES
Purchases of short-term investments	(120,505)	(233,191)
Sales and maturities of short-term investments	155,947	242,373
Purchases of property, equipment and software	(8,402)	(6,340)
Proceeds from sale of property, equipment and software	839	215
Purchases of other assets	(5,317)	(466)
Acquisition of businesses, net of cash acquired	(16,011)	(6)
Net cash provided by investing activities	6,551	2,585

FINANCING ACTIVITIES
Proceeds from Employee Stock Purchase Plan	1,568	1,429
Proceeds from exercises of stock options	31,350	4,391
Excess income tax benefit from employee stock-based awards	5,719	—
Payments on debt	(774)	—
Net cash provided by financing activities	37,863	5,820

Increase in cash and cash equivalents	78,701	62,447
Cash and cash equivalents at beginning of period	100,504	48,636
Cash and cash equivalents at end of period	$179,205	$111,083

Supplemental Disclosure of Cash Flow Information:
Interest paid	$336	$127
Income taxes paid	$5,680	$467

Supplemental Disclosure of Non-Cash Activity:
Stock issued for acquisition of business	$—	$18,980
Receivable for sale of property, equipment and software	$1,381	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
July 1, 2006

1.  Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of December 31, 2005, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 1, 2006, the condensed consolidated results of its operations for the three and six months ended July 1, 2006 and July 2, 2005, and the condensed consolidated statements of cash flows for the six months ended July 1, 2006 and July 2, 2005.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three and six months ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year.

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

	July 2, 2005
	Three Months Ended	Six Months Ended
Cost of revenues	$10	$20
Research and development	479	1,065
Selling, general and administrative	160	317
Total	$649	$1,402

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

     Additional stock compensation was recorded in selling, general and administrative during the three and six months ended July 2, 2005 in connection with certain modifications of non-employee stock compensation.

     The Company has also reclassified investments in variable-rate demand notes from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  Accordingly, the Company has reclassified the purchase and maturity of these investments in variable-rate demand notes in its condensed consolidated statements of cash flows, which decreased cash flows from investing activities by $113.1 million for the six months ended July 2, 2005.  The reclassifications had no impact on the Company’s results of operations or its overall financial position.

Inventories

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Shipping and handling costs are classified as a component of cost of revenue in the condensed consolidated statements of income.  Inventories consist of the following (in thousands):

	July 1, 2006	December 31, 2005
Work in progress	$24,403	$15,409
Finished goods	13,784	7,723
	$38,187	$23,132

Other Comprehensive Income

     There were no significant differences between net income and comprehensive income during any of the periods presented.

Income Taxes

     The examination of the Company’s 2002 and 2003 federal income tax returns by the U.S. Internal Revenue Service has been completed and there was no material adverse effect on the Company’s financial statements.

     The effective tax rate for the three and six months ended July 1, 2006 reflects the non-renewal of the federal research and development credit.  If the federal research and development credit is renewed, the effective tax rate may be substantially reduced.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”.  This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

Earnings Per Share

     The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net income	$10,137	$15,614	$21,201	$32,987
Basic:
Weighted-average shares of common stock outstanding	55,842	53,296	55,460	52,983
Weighted-average shares of common stock subject to repurchase	—	(147)	—	(176)
Shares used in computing basic net income per share	55,842	53,149	55,460	52,807

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	—	119	—	135
Contingent shares, acquisition	—	356	—	535
Stock options and awards	2,016	1,403	2,301	1,719
Shares used in computing diluted net income per share	57,858	55,027	57,761	55,196

Basic net income per share	$0.18	$0.29	$0.38	$0.62
Diluted net income per share	$0.18	$0.28	$0.37	$0.60

     Approximately 3.4 million, 4.6 million, 2.9 million and 4.4 million weighted-average dilutive potential shares of common stock have been excluded from the diluted net income per share calculation for the three months ended July 1, 2006 and July 2, 2005, and for the six months ended July 1, 2006 and July 2, 2005, respectively, as they are anti-dilutive.  The Company issued 1.5 million shares of common stock during the six months ended July 1, 2006.

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

3.  Stock-Based Compensation

     The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan, which are described below.  Prior to fiscal 2006, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123).  Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income.  Compensation costs related to restricted stock, restricted stock units (RSUs) and stock options granted below fair value were recognized in the consolidated statements of income.

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

     The Company’s income before income taxes for the three and six months ended July 1, 2006,  was lower by $6.9 million and $14.1 million, respectively, and net income was lower by $6.0 million and $11.9 million, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.  For the same periods, basic earnings per share was $0.11 and $0.22 lower, respectively, and diluted earnings per share was $0.10 and $0.20 lower, respectively, due to the Company adopting SFAS 123R.

     Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows.  SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.  As a result, $5.7 million of excess tax benefits for the six months ended July 1, 2006 have been classified as financing cash flows.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2000 Stock Incentive Plan

     In fiscal 2000, the Company’s board of directors and stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan).  The Company granted 25,000 stock options from the 2000 Plan during the three and six months ended July 1, 2006.  There were no significant modifications made to any stock grants during these periods.

Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company’s board of directors in fiscal 2000.  Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value during a series of offering periods.  Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months.  During the six months ended on July 1, 2006, the Company issued 70,577 shares under the Purchase Plan.

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

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

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

     The fair value of share-based payments was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	July 1, 2006	July 2, 2005
2000 Stock Incentive Plan:
Expected volatility	60.8%	56.4%
Risk-free interest rate %	4.9%	3.8%
Expected term (in years)	5.0	4.3
Dividend yield	—	—

Employee Stock Purchase Plan:
Expected volatility	49.7%	55.0%
Risk-free interest rate %	4.9%	3.4%
Expected term (in months)	9.0	15.0
Dividend yield	—	—

     A summary of the Company’s stock compensation activity with respect to the six months ended July 1, 2006 follows:

Stock Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at December 31, 2005	9,374	$29.23
Granted	25	57.26
Exercised	(1,374)	22.82
Cancelled or expired	(260)	30.62
Outstanding at July 1, 2006	7,765	$30.41	6.71	$58,487

Vested at July 1, 2006 and expected to vest	7,520	$30.33	6.67	$57,426

Exercisable at July 1, 2006	4,387	$28.49	5.88	$42,310

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Restricted Stock Units	Shares (000s)	Weighted-Average Exercise Price	Weighted- Average Remaining Vesting Term	Aggregate Intrinsic Value ($000s)
Outstanding at December 31, 2005	1,151	$0.00
Granted	444	0.00
Issued	(15)	0.00
Cancelled or expired	(37)	0.00
Outstanding at July 1, 2006	1,543	$0.00	2.60	$54,229

Vested at July 1, 2006 and expected to vest	1,354	$0.00	2.49	$47,593

Exercisable at July 1, 2006	—	$—	—	$—

     The following summarizes the Company’s weighted average fair value per share at the date of grant:

	Six Months Ended
	July 1, 2006	July 2, 2005
Stock Options	$32.19	$13.83
RSUs	$42.34	$27.26

     The following summarizes the Company’s stock-based payment and stock option values (in millions):

	Six Months Ended
	July 1, 2006	July 2, 2005
Intrinsic value of stock options exercised	$22.6	$2.8
Intrinsic value of RSUs that vested	$0.7	$—

Fair value of stock options that vested	$18.9	$20.1
Fair value of RSUs that vested	$0.4	$—

     The Company had approximately $111 million of total unrecognized compensation costs related to stock options and RSUs at July 1, 2006 that are expected to be recognized over a weighted-average period of 2.5 years.  There were no significant stock compensation costs capitalized into assets as of July 1, 2006.

     The Company received cash of $8.3 million and $31.4 million for the exercise of stock options during the three and six months ended July 1, 2006, respectively.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from the 2000 Stock Incentive Plan reserve upon the exercise of stock options and vesting of RSUs.  The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Cost of revenues	$219	$10	$363	$20
Research and development	4,756	479	9,058	1,065
Selling, general and administrative	4,942	2,078	10,318	2,236
Total decrease in income before income taxes	9,917	2,567	19,739	3,321
Decrease in provision for income taxes	(1,403)	(965)	(3,136)	(1,249)
Decrease in net income	$8,514	$1,602	$16,603	$2,072

     As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s stock option plans for the three and six months ended July 2, 2005.  For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per-share amounts):

	July 2, 2005
	Three Months Ended	Six Months Ended
Net income - as reported	$15,614	$32,987
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	1,602	2,072

The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(8,321)	(14,760)
Pro forma net income	$8,895	$20,299

Net income per share:
Basic - as reported	$0.29	$0.62
Basic - pro forma	$0.17	$0.38

Diluted - as reported	$0.28	$0.60
Diluted - pro forma	$0.16	$0.37

4.  Commitments and Contingencies

Operating Leases

     The Company leases its facilities under operating lease agreements that expire at various dates through 2013.  Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

     The minimum annual future rentals under the terms of these leases at July 1, 2006 are as follows (in thousands):

FISCAL YEAR
2006	$3,544
2007	6,667
2008	6,361
2009	5,678
2010	3,324
Thereafter	6,171
Total minimum lease payments	31,745
Minimum sublease rental income	(4,570)
Total net minimum lease payments	$27,175

      In March 2006, the Company entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for its corporate headquarters.  The lease has a term of seven years.  The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $19.7 million over the remaining term assuming LIBOR averages 5.5% during such term).

     The Company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel the Company to purchase the facility.  The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short term investments of at least $75 million and a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 1.5 to 1.  As of July 1, 2006, the Company believes it was in compliance with all covenants of the lease.

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

     In accordance with the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company determined that the fair value associated with the guaranteed residual value was $1.0 million.  The amount was recorded in “Other assets, net” and “Long-term obligations and other liabilities” in the condensed consolidated balance sheets and is being amortized over the term of the lease.

     The Company is required to periodically evaluate the expected fair value of the facility at the end of the lease term.  If the Company determines that it is estimable and probable that the expected fair value will be less than $44.3 million, it will ratably accrue the loss up to a maximum of approximately $35.3 million over the remaining lease term.  As of July 1, 2006, the Company has determined that a loss contingency accrual is not required.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Securities Litigation

     On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.  The underwriter defendants have appealed the class certification decision and the Second Circuit has accepted the appeal.  The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful.  The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  On April 20, 2006, JPMorgan Chase & Co. and the plaintiffs reached a preliminary agreement for a settlement for $425 million.  The JPMorgan Chase settlement has not yet been approved by the Court.  However, if it is finally approved, the maximum amount that the issuers will be potentially liable for is $575 million.  The Company anticipates that its potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers.  Its carriers appear to be solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, the Company does not expect that the settlement would involve any material payment by it.  Furthermore, even if the Company’s insurance was unavailable due to insurer insolvency or otherwise, the Company expects that its maximum financial obligation to plaintiffs pursuant to the settlement agreement would be approximately $3.3 million.  However, if the JPMorgan Chase settlement is finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be approximately $1.9 million.  On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  Those modifications have been made.  On March 20, 2006, the underwriter defendants submitted objections to the settlement to the Court.  The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but has not issued a ruling yet.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, or whether the outcome would have a material impact on the Company’s results of operations or financial position.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Trade Secret and Patent Infringement Litigation

     On February 17, 2004, the Company filed a lawsuit against Axiom Microdevices Inc., a California corporation, and a former employee in the United States District Court for the Western District of Texas, Austin Division, alleging theft of trade secrets by Axiom and the individual.  The lawsuit also alleged that the former employee breached his ethical, contractual and fiduciary obligations to the Company by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with the former employee’s contractual obligations to the Company.  On September 14, 2004, the Company added claims for infringement of United States Patents 6,549,071 and 6,788,141 to the pending suit.  The patents relate to the Company’s proprietary technology for complementary metal oxide semiconductor (CMOS) RF power amplifiers.  On May 23, 2006, the Court entered its final judgment.  The Court found that Axiom misappropriated trade secret data sheets including the Company’s confidential information and that the misappropriation was done with malice, fraud or gross negligence.  The Court did not find breach of obligations by the Company’s former employee, nor tortious interference with the former employee’s contractual relationship.   The Court found the ‘071 and ‘141 patents to be valid, but not infringed by the accused products.  The Court ordered Axiom to return the Company’s information and to not use such information in the future.  The Court denied the Company’s motion for a permanent injunction enjoining Axiom from selling its products and did not award the Company financial damages from Axiom’s misappropriation of the Company’s data sheets.  The Court ordered Axiom to pay $250,000, in addition to other sanctions previously paid to the Company, due to Axiom’s conduct during the lawsuit.

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

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.  Acquisition

Silembia

     On May 11, 2006, the Company completed its acquisition of Silembia, a privately held company based in Rennes, France.  Silembia develops semiconductor intellectual property for digital demodulation and channel decoding.  The Company acquired all of the outstanding capital stock of Silembia in exchange for approximately $20.5 million, which includes direct acquisition costs.  Of such consideration, $2.8 million was withheld as security for breaches of representations and warranties and certain other expressly enumerated matters.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the results of Silembia’s operations are included in the Company’s consolidated results of operations from the date of the acquisition.  Through the acquisition, the Company acquired engineering expertise and reduced the time required to develop new technologies and products.  These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.  None of the goodwill is deductible for tax purposes.  The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core & developed technology	$9,400	7.9
Employment-related	100	1.9
In-process research and development	2,600
	12,100
Fair value of net tangible assets	1,433
Goodwill	6,979
Total purchase price	$20,512

     The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Silembia is expected to change the amount of the purchase price allocable to goodwill.

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

     The in-process research and development (IPR&D) had not achieved technological feasibility and had no alternative future use, therefore, the costs were expensed in the condensed consolidated statement of income on the date of acquisition. The IPR&D consisted of three projects, including two terrestrial broadcast technologies and a satellite broadcast technology.  The fair value of the projects was determined using discounted cash flow analysis. The discount rate applicable to the cash flows was 32%.  This rate reflects the weighted-average cost of capital and the risks inherent in the development process.  The Company doesn’t expect the products derived from these technologies to begin to contribute to revenues prior to fiscal 2007. In-process research and development consists of the following (in thousands):

Technology	Fair Value Assigned	Projected Costs to Complete
Terrestrial broadcasting projects	$1,300	$530
Satellite broadcast project	1,300	234
Total	$2,600	$764

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st.  Fiscal year 2006 will have 52 weeks.  Our second quarter of fiscal year 2006 ended July 1, 2006.  Our second quarter of fiscal year 2005 ended July 2, 2005.  All of the quarterly periods reported in this quarterly report on Form 10-Q had thirteen weeks.

Overview

     We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Our innovative ICs can dramatically reduce the cost, size and system power requirements of the products that our customers sell.  We currently offer ICs that can be incorporated into communications devices, such as wireless phones and modems, as well as cable and satellite set-top boxes, residential communication gateways for Voice over Broadband, FM broadcast radio tuners and networking equipment.  We also offer a family of 8-bit microcontrollers (MCUs) for use in applications such as consumer electronics, industrial automation and control, automotive sensors and controls, medical instrumentation, and electronic test and measurement equipment.  Our major customers include Agere Systems, Arima, Chi Mei, Compal, LG Electronics, Motorola, Sagem, Samsung, Tellabs and Thomson.

     Our company was founded in 1996.  Our business has grown since our inception, as reflected by our employee headcount, which increased to 699 as of July 1, 2006, from 588 employees at the end of fiscal 2004.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We rely on third-parties in Asia to assemble, package, and, in the substantial majority of cases, test these devices and ship these units to our customers.  We also rely on third-party providers of software to supply a complete AeroFONE™ mobile handset solution to our customers.  We have increased the portion of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

     Our product set has expanded to a broad portfolio targeting mobile handset and broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets.  For example, our silicon direct access arrangement (DAA) product family is optimized for the personal computer (PC) modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; our ProSLIC® products have gained market share in VoIP residential equipment; and our Aero® Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS) transceiver family is being shipped in mobile handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  In fiscal 2005, we introduced a family of FM broadcast radio tuner products, a family of digital power products, families of oscillators (XOs) and voltage-controlled oscillators (VCXOs), the Aero IIe single-chip EDGE transceiver, the fax ISOmodem embedded modem, the AeroFONE single-chip phone, the Quad ProSLIC and the SiRX™ satellite receivers.  In the first six months of fiscal 2006, we introduced a family of digital isolator products, a Power over Ethernet controller and expanded our MCU portfolio with the addition of new USB MCUs, Embedded Ethernet solutions and new small form factor devices.  Through acquisitions and internal development efforts, we have continued to further diversify our product portfolio.  We plan to continue to introduce products that increase the content we provide for existing applications and enable us to serve markets we do not currently address, thereby expanding our total available market opportunity.

     We group our products into two categories, mobile handset products and broad-based mixed-signal products. Mobile handset products include our Aero Transceivers, the AeroFONE single-chip phone, Power Amplifiers (PA), and to the extent incorporated into handsets, FM broadcast radio tuners. Broad-based mixed-signal products include our silicon DAA, ISOmodem embedded modems, ProSLIC subscriber line interface circuits, microcontroller products, DSL analog front end, SiPHY® optical physical layer transceivers, precision clock & data recovery ICs (CDRs), XM satellite radio tuner, digital power products, Power over Ethernet controller, FM broadcast radio tuners for non-handset applications, oscillators (XOs), voltage-controlled oscillators (VCXOs), general purpose RF Synthesizers and SiRX satellite receivers.

     During the six months ended July 1, 2006, two customers, Sagem and Samsung, represented 12% and 11% of our revenues, respectively.  No other single end customer accounted for more than 10% of our revenues during the six months ended July 1, 2006.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  One of our distributors, Edom Technology, represented 37% of our revenues during the six months ended July 1, 2006.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended July 1, 2006.

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

     Research and development.  Research and development expense consists primarily of personnel-related expenses, including stock compensation, new product mask, wafer, packaging and test costs, external consulting and services costs, amortization of purchased software, equipment tooling, equipment depreciation, amortization of acquired intangible assets, acquired research and development resulting from acquisitions, as well as an allocated portion of our occupancy costs for such operations.  We generally depreciate our research and development equipment over four years and amortize our purchased software from computer-aided design tool vendors over the shorter of the estimated useful life or the license term.  Research and development activities include the design of new products and software, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

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

    In-process research and development.   In-process research and development represents acquired technology resulting from business combinations that has not achieved technological feasibility and has no alternative future use.  These costs are expensed on the date of acquisition.

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

Results of Operations

     The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.9	45.3	43.8	45.8
Gross profit	57.1	54.7	56.2	54.2

Operating expenses:
Research and development	24.7	19.9	24.4	19.3
Selling, general and administrative	21.2	18.1	21.4	17.1
In process research and development	2.1	—	1.1	—
Operating expenses	48.0	38.0	46.9	36.4

Operating income	9.1	16.7	9.3	17.8

Other income (expense):
Interest income	3.0	1.9	3.0	1.6
Interest expense	(0.2)	(0.0)	(0.2)	(0.0)
Other income (expense), net	0.0	(0.2)	0.1	(0.1)
Income before income taxes	11.9	18.4	12.2	19.3
Provision for income taxes	3.7	3.8	3.3	3.7
Net income	8.2%	14.6%	8.9%	15.6%

Comparison of the Three and Six Months Ended July 1, 2006 to the Three and Six Months Ended July 2, 2005.

Revenues

	Three Months Ended				Six Months Ended
(in millions)	July 1, 2006	July 2, 2005	Change	% Change	July 1, 2006	July 2, 2005	Change	% Change
Mobile Handsets	$57.5	$47.4	$10.1	21.5%	$110.2	$92.8	$17.4	18.8%
Broad-Based Mixed-Signal	66.0	59.8	6.2	10.3	127.8	119.1	8.7	7.3
Total	$123.5	$107.2	$16.3	15.3%	$238.0	$211.9	$26.1	12.3%

Mobile Handsets:  The growth in the sales of our mobile handset products for the recent three and six month periods was primarily driven by revenues from our FM broadcast radio tuners and our Aero Transceiver family of products.  Unit volumes of our mobile handset products increased compared to the three and six months ended July 2, 2005 by 61.2% and 63.4%, respectively.  This increase was offset in part by declining average selling prices compared to the three and six months ended July 2, 2005 of 24.6% and 27.3%, respectively partially due to product transitions.

Broad-Based Mixed-Signal:  The growth in the sales of our broad-based mixed-signal products for the recent three and six month periods was primarily driven by increased revenues from our: (1) ProSLIC products reflecting growth in demand in the Voice over Internet Protocol (VoIP) market; and (2) microcontroller products.  Such growth was offset in part by a decline in revenue from our modem products (consisting of our DAA and ISOmodem products).  Unit volumes of our broad-based mixed-signal products increased compared to the three and six months ended July 2, 2005 by 14.8% and 0.6%, respectively.  Average selling prices of our broad-based mixed-signal products decreased compared to the three months ended July 2, 2005 by 4.1%.  Average selling prices increased compared to the six months ended July 2, 2005 by 6.6%.

     As our products become more mature, we expect to experience decreases in average selling prices in the future.  Our revenues will be dependent on our ability to increase sales volumes and introduce higher priced, next generation products and product extensions.

Gross Profit

	Three Months Ended				Six Months Ended
(in millions)	July 1, 2006	July 2, 2005	Change	% Change	July 1, 2006	July 2, 2005	Change	% Change
Gross profit	$70.5	$58.6	$11.9	20.4%	$133.7	$114.8	$18.9	16.5%
Percent of revenue	57.1%	54.7%			56.2%	54.2%

     The increase in gross profit for the recent three and six month periods was primarily due to increased revenue and product mix.  We may experience declines in the average selling prices of our mobile handset products and certain of our broad-based mixed-signal products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer foundries and third-party assembly and test sub-contractors.

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	July 1, 2006	July 2, 2005	Change	% Change	July 1, 2006	July 2, 2005	Change	% Change
Research and development	$30.5	$21.4	$9.1	42.5%	$58.0	$40.9	$17.1	41.8%
Percent of revenue	24.7%	19.9%			24.4%	19.3%

     The increase in research and development expense for the recent three and six month periods was principally due to: (1) increases of $4.3 million and $8.0 million, respectively, due to stock compensation expense resulting from our adoption of SFAS 123R in the first quarter of fiscal 2006 and the issuance of restricted stock awards; and (2) increases of $2.5 million and $4.6 million, respectively for other personnel-related expenses.  The increase for the recent six month period also includes decreases of $1.1 million for a foreign research grant credit.  Some of our more significant development projects in the mobile-handset product area included the AeroFONE single-chip phone and the Aero IIe single-chip EDGE transceiver.  Significant development projects in the broad-based mixed-signal product area included families of oscillators (XOs) and voltage-controlled oscillators (VCXOs), the fax ISOmodem embedded modem, the SiRX satellite receivers, a family of digital isolator products and the Power over Ethernet controller.  All of these development projects have been completed.  Additionally, many of these new products are being sampled by certain of our customers and are in the design-in phase.  We don’t expect the products derived from these projects to begin to contribute to revenues in a meaningful way before late fiscal 2006.  We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	July 1, 2006	July 2, 2005	Change	% Change	July 1, 2006	July 2, 2005	Change	% Change
Selling, general and administrative	$26.2	$19.3	$6.9	35.6%	$50.9	$36.2	$14.7	40.6%
Percent of revenue	21.2%	18.1%			21.4%	17.1%

     The increase in the dollar amount of selling, general and administrative expense for the recent three and six month periods was principally attributable to: (1) increases of $2.9 million and $8.1 million, respectively, due to stock compensation expense resulting from our adoption of SFAS 123R and the issuance of restricted stock awards; and (2) increases of $2.1 million and $3.9 million, respectively, for other personnel-related expenses.  The increase for the recent six month period was also due to an increase of approximately $1.1 million for higher legal fees related to litigation. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing applications efforts and administrative infrastructure.  In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential variability in our future revenues; (2) increased support costs related to new product introduction; and (3) fluctuating legal costs related to litigation and intellectual property matters.

In-process research and development

     In-process research and development (IPR&D) related to the acquisition of Silembia was $2.6 million for the three and six months ended July 1, 2006.  The IPR&D had not achieved technological feasibility and had no alternative future use, therefore, the costs were expensed in the condensed consolidated statement of income on the date of acquisition. The IPR&D consisted of three projects, including two terrestrial broadcast technologies and a satellite broadcast technology.  We estimate that these projects ranged from 8% to 40% complete at the date of acquisition. The remaining research and development efforts include additional design, integration and testing. The significant risks associated with the successful completion of these projects include our potential inability to finish the product designs, produce working models and gain customer acceptance.  Failure to complete these projects in a timely manner could result in lost revenues.  The Company doesn’t expect the products derived from these technologies to begin to contribute to revenues prior to fiscal 2007.

     There was no IPR&D for the three and six months ended July 2, 2005.

Interest Income

	Three Months Ended			Six Months Ended
(in millions)	July 1, 2006	July 2, 2005	Change	July 1, 2006	July 2, 2005	Change
Interest income	$3.6	$2.0	$1.6	$6.8	$3.4	$3.4

     The increase in the dollar amount of interest income for the recent three and six month periods was due to a greater amount of cash and short-term investments balances and to an increase in the interest rates of the underlying instruments during the period.

Interest Expense

     Interest expense for the three and six months ended July 1, 2006 was $0.2 million and $0.4 million, respectively, as compared to $0.0 million and $0.1 million for the three and six months ended July 2, 2005, respectively.

Other Income (Expense), Net

     Other income (expense), net for the three and six months ended July 1, 2006 was $0.0 million and $0.3 million, respectively, as compared to $(0.2) million for the three and six months ended July 2, 2005.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	July 1, 2006	July 2, 2005	Change	July 1, 2006	July 2, 2005	Change
Provision for income taxes	$4.6	$4.1	$0.5	$7.8	$7.8	$(0.0)
Effective tax rate	31.1%	20.7%		26.8%	19.1%

     The effective tax rate for the three and six months ended July 1, 2006 was higher than the three and six months ended July 2, 2005, primarily due to the recording of stock compensation expense at a lower than average effective tax rate, the non-deductibility of the write-off of in-process research and development expense and the non-renewal of the federal research and development tax credit.  The total unfavorable effective tax rate impact of these items was partially offset by an increase in tax exempt interest income.

     The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax-exempt interest income, stock compensation expense deductible at a corporate blended tax rate lower than 35%, and other permanent items.  The effective rate for the three and six months ended July 2, 2005 also differs from the federal statutory rate of 35% due to the federal research and development tax credit.

Business Outlook

     We expect revenues in the third quarter of fiscal 2006 to be in the range of $122 million to $127 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.18 to $0.21.

Liquidity and Capital Resources

     Our principal sources of liquidity as of July 1, 2006 consisted of $407.0 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of corporate and U.S. Government Agency debt securities.

     Net cash provided by operating activities was $34.3 million during the six months ended July 1, 2006, compared to net cash provided of $54.0 million during the six months ended July 2, 2005.  Operating cash flows during the six months ended July 1, 2006 reflect our net income of $21.2 million, adjustments of $37.2 million for depreciation, amortization, stock compensation, in-process research and development and tax benefits associated with the exercise of stock options, and a net increase in the components of our working capital of $24.1 million.

     Net cash provided by investing activities was $6.6 million during the six months ended July 1, 2006, compared to net cash provided of $2.6 million during the six months ended July 2, 2005.  The increase was principally due to an increase of $26.3 million in net sales and maturities of short-term investments, offset by a $16.0 million payment related to the acquisition of Silembia, net of cash acquired, and a $6.3 million increase in net purchases of other assets and property, equipment and software.  We have reclassified investments in variable-rate demand notes from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  See “Reclassifications” in Note 1 for additional information.

     We anticipate capital expenditures of approximately $20 to $25 million for fiscal 2006.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

     Net cash provided by financing activities was $37.9 million during the six months ended July 1, 2006, compared to net cash provided of $5.8 million during the six months ended July 2, 2005.  The increase was principally due to higher proceeds from the exercise of employee stock options and excess tax benefits from such exercises.

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

Off-Balance Sheet Arrangements

     In March 2006, we entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for our corporate headquarters.  The lease has a term of seven years.  The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $19.7 million over the remaining term assuming LIBOR averages 5.5% during such term).

     We have granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel us to purchase the facility.  The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short term investments of at least $75 million and a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 1.5 to 1.  As of July 1, 2006, we believe we were in compliance with all covenants of the lease.

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

     In accordance with the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we determined that the fair value associated with the guaranteed residual value was $1.0 million.  The amount was recorded in “Other assets, net” and “Long-term obligations and other liabilities” in the condensed consolidated balance sheets and is being amortized over the term of the lease.

     We are required to periodically evaluate the expected fair value of the facility at the end of the lease term.  If we determine that it is estimable and probable that the expected fair value will be less than $44.3 million, we will ratably accrue the loss up to a maximum of approximately $35.3 million over the remaining lease term.  As of July 1, 2006, we have determined that a loss contingency accrual is not required.

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

     Allowance for doubtful accounts — We evaluate the collectibility of our accounts receivable based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected.  For all other customers, we recognize allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past their contractual due date, the current business environment, and our historical experience.  If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

     Inventory valuation — We assess the recoverability of inventories through the application of a consistent set of methods, assumptions and estimates.  In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than nine months.  We also adjust the valuation of inventory when its standard cost exceeds the estimated market value.  We assess the potential for any unusual customer returns based on known quality or business issues and establish reserves based on the estimated inventory losses for scrap or non-saleable material.  Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand.  The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels.  Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project.  In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

     Stock compensation — Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25.  Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method.  SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income.  The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock.  We use historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.  If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.  In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest.  If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different.  See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

     Impairment of goodwill and other long-lived assets — We review long-lived assets which are held and used, including fixed assets and purchased intangible assets, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast.  If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.  Occasionally, we may hold certain assets for sale.  In those cases, the assets are reclassified on our balance sheet from long-term to current, and the carrying value of such assets are reviewed and adjusted each period thereafter to the fair value less expected cost to sell.

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

     Income taxes — We are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.  Further, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax.  We believe adequate provisions for income taxes have been made for all periods.

Recent Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations.

Qualitative and Quantitative Disclosures about Market Risk

     Our financial instruments include cash, cash equivalents and short-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our cash, cash equivalents and short-term investments holdings as of July 1, 2006, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $4.1 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

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

Item 4.  Controls and Procedures

     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 1, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in our internal controls during the fiscal quarter ended July 1, 2006 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Securities Litigation

     On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.  The underwriter defendants have appealed the class certification decision and the Second Circuit has accepted the appeal.  We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants.  Among other provisions, the settlement provides for a release of us and the individual defendants for the conduct alleged in the action to be wrongful.  We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters.  The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers.  To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement.  To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference.  On April 20, 2006, JPMorgan Chase & Co. and the plaintiffs reached a preliminary agreement for a settlement for $425 million.  The JPMorgan Chase settlement has not yet been approved by the Court.  However, if it is finally approved, then the maximum amount that the issuers will be potentially liable for is $575 million.  We anticipate that our potential financial obligation to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance.  We are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers.  Our carriers appear to be solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs.  Therefore, we do not expect that the settlement would involve any material payment by us.  Furthermore, even if our insurance was unavailable due to insurer insolvency or otherwise, we expect that our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be approximately $3.3 million.  However, if the JPMorgan Chase settlement is finally approved, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be approximately $1.9 million.  On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion.  Those modifications have been made.  On March 20, 2006, the underwriter defendants submitted objections to the settlement to the Court.  The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but has not yet issued a ruling.  There is no assurance that the Court will grant final approval to the settlement.  If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

Trade Secret and Patent Infringement Litigation

     On February 17, 2004, we filed a lawsuit against Axiom Microdevices Inc., a California corporation, and a former employee in the United States District Court for the Western District of Texas, Austin Division, alleging theft of trade secrets by Axiom and the individual.  The lawsuit also alleged that the former employee breached his ethical, contractual and fiduciary obligations to us by disclosing trade secrets and confidential information to Axiom and that Axiom tortiously interfered with the former employee’s contractual obligations to us.  On September 14, 2004, we added claims for infringement of United States Patents 6,549,071 and 6,788,141 to the pending suit.  The patents relate to our proprietary technology for CMOS RF power amplifiers.   On May 23, 2006, the Court entered its final judgment.  The Court found that Axiom misappropriated trade secret data sheets including our confidential information and that the misappropriation was done with malice, fraud or gross negligence.  The Court did not find breach of obligations by our former employee, nor tortious interference with the former employee’s contractual relationship.  The Court found our ‘071 and ‘141 patents to be valid, but not infringed by the accused products.  The Court ordered Axiom to return our information and to not use such information in the future.  The Court denied our motion for a permanent injunction enjoining Axiom from selling its products and did not award us financial damages from Axiom’s misappropriation of our data sheets.  The Court ordered Axiom to pay $250,000, in addition to other sanctions previously paid to us, due to Axiom’s conduct during the lawsuit.

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

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

     The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the first six months of fiscal 2006, our ten largest customers accounted for 53% of our revenues.  We had two customers, Sagem and Samsung, which represented 12% and 11% of our revenues, respectively.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

•                  A failure to release new products or enhanced versions of our existing products on a timely basis; and

•                  The failure of our new products to achieve market acceptance.

     We are particularly dependent on sales of our mobile handset products which constituted 46% of our total revenues during the first six months of fiscal 2006 and 44% of our total revenues in fiscal 2005.  In particular, our Aero Transceiver mobile handset product and its subsequent derivatives represent a substantial portion of our mobile handset product revenues.  If the market for the Aero Transceiver or the market for GSM/GPRS or Enhanced Data Rates for Global Evolution (EDGE) mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

     Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense during the six months ended July 1, 2006 was $58.0 million, or 24.4% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard.  We believe this market is now in the early stages of adopting the EDGE and WCDMA standards, which allow for enhanced data generation and transmission using mobile handsets.  Forecasters expect the EDGE and WCDMA markets to further develop and expand in 2006 and 2007.  In September 2005, we extended our Aero family to meet the EDGE standard with the Aero IIe single-chip EDGE Radio.  However, we cannot be certain that the use of this technology will not change in the future and thereby make our products unsuitable.  Furthermore, we cannot be certain that any product we develop for these standards will achieve market acceptance.

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

     An increasing number of our new product developments are being designed in even more complex processes.  For example, our Aero II was designed in a ..13 micron CMOS process, which adds cost, complexity and elements of experimentation and development, particularly in the area of advanced mixed-signal design.

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

Our inability to manage growth could materially and adversely affect our business

     In recent periods, we have increased the scope of our operations and expanded our workforce from 588 employees at the end of fiscal 2004 to 699 employees at July 1, 2006.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements.  As our business grows our internal management systems and processes will need to improve to ensure that we remain in compliance.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, including our international headquarters in Singapore, our business could be materially and adversely affected.

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

Any acquisitions we make could disrupt our business and harm our financial condition

     As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities.  The Cygnal Integrated Products, Silicon MAGIKE and Silembia acquisitions and other acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

Most of our current manufacturers, assemblers, test service providers and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

     Most of TSMC’s foundries and one of our assembly and test subcontractor’s sites are primarily located in the same region within Taiwan and our other assembly and test subcontractors are located in the Pacific Rim region.  In addition, many of our customers, particularly mobile handset manufacturers, are located in the Pacific Rim region.  The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area.  We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable.  Earthquakes, fire, flooding, lack of water or other natural disasters in Taiwan or the Pacific Rim region, or an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturer, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity.  There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

     A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung is based in South Korea and represented 11% of our revenues during the first six months of fiscal 2006.  North Korea’s decision to withdraw from the nuclear Non-Proliferation Treaty and related geopolitical maneuverings has created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

     No securities were repurchased during the second quarter of fiscal 2006.

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 19, 2006, we held our Annual Meeting of Shareholders.  The matters voted upon at the meeting and the results of those votes were as follows:

Election of Class II Directors

	Total Votes For Each Director	Total Votes Withheld From Each Director
Necip Sayiner	50,593,477	2,438,990
David R. Welland	47,019,490	6,012,977
Harvey B. Cash	46,423,946	6,608,521

Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 30, 2006.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
49,880,729	955,650	6,855	2,189,233

     The following individuals, who were not up for election at this Annual Meeting of Shareholders, continue to serve as directors: Navdeep S. Sooch, William G. Bock, Robert Ted Enloe, III, Laurence G. Walker and William P. Wood.

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

3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1*	Share Purchase Agreement, dated May 11, 2006, by and between Silicon Laboratories France and the shareholders of Silembia (filed as Exhibit 10.1 to the Form 8-K filed May 15, 2006).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the indicated filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

July 24, 2006	/s/ Necip Sayiner
Date	Necip Sayiner
President and
Chief Executive Officer
(Principal Executive Officer)

July 24, 2006	/s/ Paul V. Walsh, Jr.
Date	Paul V. Walsh, Jr.
Interim Chief
Financial Officer
(Principal Accounting Officer)