Form 10-Q
period 2006-09-30
SILICON LABORATORIES INC
filed 2006-10-23
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number:                               000-29823

SILICON LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2793174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 West Cesar Chavez, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

     As of October 16, 2006, 54,608,798 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,744	$100,504
Short-term investments	307,195	263,206
Accounts receivable, net of allowance for doubtful accounts of $423 at September 30, 2006 and $1,088 at December 31, 2005	49,436	68,824
Inventories	45,332	23,132
Deferred income taxes	15,214	11,505
Prepaid expenses and other	14,479	9,670
Total current assets	516,400	476,841
Property, equipment and software, net	41,902	32,584
Goodwill	77,324	62,877
Other intangible assets, net	23,253	14,838
Other assets, net	37,602	25,863
Total assets	$696,481	$613,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,215	$43,846
Accrued expenses	16,381	11,307
Deferred income on shipments to distributors	44,460	34,036
Income taxes payable	10,945	18,348
Total current liabilities	118,001	107,537
Long-term obligations and other liabilities	18,281	7,418
Total liabilities	136,282	114,955

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 54,919 and 54,530 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	5	5
Additional paid-in capital	370,395	335,284
Deferred stock compensation	—	(1,105)
Retained earnings	189,799	163,864
Total stockholders’ equity	560,199	498,048
Total liabilities and stockholders’ equity	$696,481	$613,003

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenues	$115,540	$103,913	$353,585	$315,833
Cost of revenues	52,142	47,269	156,439	144,405
Gross profit	63,398	56,644	197,146	171,428
Operating expenses:
Research and development	31,264	36,604	89,288	77,531
Selling, general and administrative	27,308	17,480	78,173	53,655
In-process research and development	600	—	3,200	—
Operating expenses	59,172	54,084	170,661	131,186
Operating income	4,226	2,560	26,485	40,242
Other income (expense):
Interest income	3,525	2,138	10,351	5,542
Interest expense	(236)	(30)	(635)	(131)
Other income (expense), net	53	(48)	344	(241)
Income before income taxes	7,568	4,620	36,545	45,412
Provision for income taxes	2,834	5,365	10,610	13,170

Net income (loss)	$4,734	$(745)	$25,935	$32,242
Net income (loss) per share:
Basic	$0.08	$(0.01)	$0.47	$0.61
Diluted	$0.08	$(0.01)	$0.45	$0.58
Weighted-average common shares outstanding:
Basic	55,725	53,770	55,557	53,129
Diluted	57,151	53,770	57,566	55,244

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SILICON LABORATORIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Operating Activities
Net income	$25,935	$32,242
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	12,540	12,936
Loss on disposal of property, equipment and software	563	59
Amortization of other intangible assets and other assets	3,496	2,007
Stock compensation expense	29,323	4,616
Acquired and in-process research and development	3,200	13,687
Additional income tax benefit from employee stock-based awards	13,339	2,260
Excess income tax benefit from employee stock-based awards	(7,369)	—
Changes in operating assets and liabilities:
Accounts receivable	19,388	(14,472)
Inventories	(21,957)	11,372
Prepaid expenses and other assets	(10,082)	(5,410)
Accounts payable	1,469	(181)
Accrued expenses	3,395	540
Deferred income on shipments to distributors	10,424	5,933
Deferred income taxes	(3,709)	503
Income taxes payable	(7,403)	8,313
Net cash provided by operating activities	72,552	74,405

Investing Activities
Purchases of short-term investments	(296,902)	(320,477)
Sales and maturities of short-term investments	252,913	318,138
Purchases of property, equipment and software	(24,500)	(11,992)
Proceeds from sale of property, equipment and software	1,570	229
Purchases of other assets	(5,579)	(13,990)
Acquisitions of businesses, net of cash acquired	(21,526)	(6)
Net cash used in investing activities	(94,024)	(28,098)

Financing Activities
Proceeds from Employee Stock Purchase Plan	1,568	1,429
Proceeds from exercises of stock options	32,945	8,046
Excess income tax benefit from employee stock-based awards	7,369	—
Repurchases of common stock	(35,396)	—
Payments on debt	(774)	—
Net cash provided by financing activities	5,712	9,475

Increase (decrease) in cash and cash equivalents	(15,760)	55,782
Cash and cash equivalents at beginning of period	100,504	48,636
Cash and cash equivalents at end of period	$84,744	$104,418

Supplemental Disclosure of Cash Flow Information:
Interest paid	$521	$159
Income taxes paid	$8,088	$2,052

Supplemental Disclosure of Non-Cash Activity:
Stock issued for acquisition of business	$—	$18,980
Accrued other assets	$—	$3,443
Receivable for sale of property, equipment and software	$691	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2006

1.  Significant Accounting Policies

Basis of Presentation

     The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of December 31, 2005, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2006, the condensed consolidated results of its operations for the three and nine months ended September 30, 2006 and October 1, 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and October 1, 2005.  All intercompany accounts and transactions have been eliminated.  The condensed consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

     Certain reclassifications have been made to prior period financial statements.  Previously, the Company recorded amortization of stock compensation as a separate line item of the consolidated statements of operations.  The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107) which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees.  Accordingly, the Company has reclassified share-based payments previously recorded as “amortization of stock compensation” to the appropriate functional categories.  The reclassifications had no impact on the Company’s financial position, operating income or net income (loss).  The following table summarizes amortization of stock compensation that is now recorded within functional categories in the condensed consolidated statements of operations (in thousands):

	October 1, 2005
	Three Months Ended	Nine Months Ended
Cost of revenues	$20	$40
Research and development	657	1,722
Selling, general and administrative	263	580
Total	$940	$2,342

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

     Additional stock compensation was recorded in selling, general and administrative during the three and nine months ended October 1, 2005 in connection with certain modifications of non-employee stock compensation.

     The Company has also reclassified investments in variable-rate demand notes from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  Accordingly, the Company has reclassified the purchase and maturity of these investments in variable-rate demand notes in its condensed consolidated statements of cash flows, which decreased cash flows from investing activities by $130.7 million for the nine months ended October 1, 2005.  The reclassifications had no impact on the Company’s results of operations or its overall financial position.

Inventories

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Shipping and handling costs are classified as a component of cost of revenues in the condensed consolidated statements of operations.  Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Work in progress	$28,142	$15,409
Finished goods	17,190	7,723
	$45,332	$23,132

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

     The effective tax rate for the three months ended September 30, 2006 was lower than the three months ended October 1, 2005 primarily due to the non-deductibility of the write-off of in-process research and development from the Company’s acquisition of Silicon MAGIKE during the three months ended October 1, 2005 as well as an increase in tax exempt interest income in the current quarter.  The impact of the items that reduced the current quarter effective tax rate was partially offset by the recording of stock compensation expense at a lower than average effective tax rate, the non-renewal of the federal research and development tax credit and the increase to the current quarter tax expense as a result of the increased annual effective tax rate.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

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

Earnings Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net income (loss)	$4,734	$(745)	$25,935	$32,242
Basic:
Weighted-average shares of common stock outstanding	55,725	53,864	55,557	53,278
Weighted-average shares of common stock subject to repurchase	—	(94)	—	(149)
Shares used in computing basic net income (loss) per share	55,725	53,770	55,557	53,129

Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	—	—	—	113
Contingent shares, acquisition	—	—	—	356
Stock options and awards	1,426	—	2,009	1,646
Shares used in computing diluted net income (loss) per share	57,151	53,770	57,566	55,244

Basic net income (loss) per share	$0.08	$(0.01)	$0.47	$0.61
Diluted net income (loss) per share	$0.08	$(0.01)	$0.45	$0.58

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

     Approximately 4.9 million, 4.5 million, 3.9 million and 4.4 million weighted-average dilutive potential shares of common stock have been excluded from the diluted net income (loss) per share calculation for the three months ended September 30, 2006 and October 1, 2005, and for the nine months ended September 30, 2006 and October 1, 2005, respectively, as they are anti-dilutive.  Further, diluted shares used in calculating net loss per share for the three months ended October 1, 2005 exclude 1.6 million shares due to the Company’s net loss for the period.  The Company issued 1.6 million shares of common stock and repurchased 1.2 million shares during the nine months ended September 30, 2006.

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

     The Company’s income before income taxes for the three and nine months ended September 30, 2006,  was lower by $5.5 million and $19.6 million, respectively, and net income was lower by $4.0 million and $16.0 million, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.  For the same periods, basic earnings per share was $0.13 and $0.34 lower, respectively, and diluted earnings per share was $0.12 and $0.32 lower, respectively, due to the Company adopting SFAS 123R.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

     Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows.  SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.  As a result, $7.4 million of excess tax benefits for the nine months ended September 30, 2006 have been classified as financing cash flows.

2000 Stock Incentive Plan

     In fiscal 2000, the Company’s board of directors and stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan).  The Company granted zero and 25,000 stock options, and 365,000 and 809,000 RSUs from the 2000 Plan during the three and nine months ended September 30, 2006, respectively.  There were no significant modifications made to any stock grants during these periods.

Employee Stock Purchase Plan

     The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company’s board of directors in fiscal 2000.  Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value during a series of offering periods.  Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months.  During the nine months ended on September 30, 2006, the Company issued 70,577 shares under the Purchase Plan.

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

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

     As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly.  The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates.  Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.  There has been no change in estimated forfeitures in fiscal 2006.

     The fair value of share-based payments was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30, 2006	October 1, 2005
2000 Stock Incentive Plan:
Expected volatility	60.8%	53.3%
Risk-free interest rate %	4.9%	3.9%
Expected term (in years)	5.0	4.8
Dividend yield	—	—

Employee Stock Purchase Plan:
Expected volatility	49.7%	55.0%
Risk-free interest rate %	4.9%	3.4%
Expected term (in months)	9.0	15.0
Dividend yield	—	—

     A summary of the Company’s stock compensation activity with respect to the nine months ended September 30, 2006 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at December 31, 2005	9,374	$29.23
Granted	25	57.26
Exercised	(1,465)	22.50
Cancelled or expired	(318)	30.73
Outstanding at September 30, 2006	7,616	$30.56	6.48	$36,542

Vested at September 30, 2006 and expected to vest	7,413	$30.49	6.44	$36,159

Exercisable at September 30, 2006	4,743	$28.83	5.80	$30,156

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Restricted Stock Units	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Vesting Term	Aggregate Intrinsic Value ($000s)
Outstanding at December 31, 2005	1,151	$0.00
Granted	809	0.00
Issued	(119)	0.00
Cancelled or expired	(62)	0.00
Outstanding at September 30, 2006	1,779	$0.00	2.55	$55,173

Outstanding at September 30, 2006 and expected to vest	1,564	$0.00	2.46	$48,522

Exercisable at September 30, 2006	—	$—	—	$—

     The following summarizes the Company’s weighted average fair value at the date of grant:

	Nine Months Ended
	September 30, 2006	October 1, 2005
Per grant of stock options	$32.19	$14.74
Per grant of RSUs	$38.44	$31.91

     The following summarizes the Company’s stock-based payment and stock option values (in millions, except per share data):

	Nine Months Ended
	September 30, 2006	October 1, 2005
Intrinsic value of stock options exercised	$39.4	$14.4
Intrinsic value of RSUs that vested	$4.0	$—

Fair value of stock options per share that vested	$16.56	$16.01
Fair value of RSUs per share that vested	$31.58	$—

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

     The Company had approximately $113.2 million of total unrecognized compensation costs related to stock options and RSUs at September 30, 2006 that are expected to be recognized over a weighted-average period of 2.3 years.  There were no significant stock compensation costs capitalized into assets as of September 30, 2006.

     The Company received cash of $1.6 million and $32.9 million for the exercise of stock options during the three and nine months ended September 30, 2006, respectively.  Cash was not used to settle any equity instruments previously granted.  The Company issues shares from the 2000 Stock Incentive Plan reserve upon the exercise of stock options and vesting of RSUs.  The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.

     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Cost of revenues	$243	$20	$593	$40
Research and development	5,071	657	14,141	1,722
Selling, general and administrative	4,270	618	14,589	2,854
Total decrease in income before income taxes	9,584	1,295	29,323	4,616
Decrease in provision for income taxes	(2,066)	(487)	(5,202)	(1,736)
Decrease in net income	$7,518	$808	$24,121	$2,880

SILICON LABORATORIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

     As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R.  The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s stock option plans for the three and nine months ended October 1, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per-share amounts):

	October 1, 2005
	Three Months Ended	Nine Months Ended
Net income (loss) - as reported	$(745)	$32,242
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	808	2,880

The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(7,903)	(22,663)
Pro forma net income (loss)	$(7,840)	$12,459

Net income (loss) per share:
Basic - as reported	$(0.01)	$0.61
Basic - pro forma	$(0.15)	$0.23

Diluted - as reported	$(0.01)	$0.58
Diluted - pro forma	$(0.15)	$0.23

4.  Commitments and Contingencies

Operating Leases

     The Company leases its facilities under operating lease agreements that expire at various dates through 2013.  Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

     The minimum annual future rentals under the terms of these leases at September 30, 2006 are as follows (in thousands):

Fiscal Year
2006	$1,862
2007	7,187
2008	6,785
2009	6,031
2010	3,535
Thereafter	6,647
Total minimum lease payments	32,047
Minimum sublease rental income	(7,604)
Total net minimum lease payments	$24,443

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

      In March 2006, the Company entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for its corporate headquarters.  The lease has a term of seven years.  The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $18.6 million over the remaining term assuming LIBOR averages 5.4% during such term).

     The Company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel the Company to purchase the facility.  The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short term investments of at least $75 million and a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 1.5 to 1.  As of September 30, 2006, the Company believes it was in compliance with all covenants of the lease.

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

     The Company is required to periodically evaluate the expected fair value of the facility at the end of the lease term.  If the Company determines that it is estimable and probable that the expected fair value will be less than $44.3 million, it will ratably accrue the loss up to a maximum of approximately $35.3 million over the remaining lease term.  As of September 30, 2006, the Company has determined that a loss contingency accrual is not required.

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

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Patent Infringement Litigation

     On December 14, 2005, Power-One, Inc. (Power-One), a Delaware corporation, filed a lawsuit against the Company, in the United States District Court for the Eastern District of Texas, Marshall Division, alleging willful infringement of United States Patents 6,936,999 and 6,949,916, and of patent applications Nos. 2004/0123164A1 and 2004/0093533A1.  On July 21, 2006, the parties entered into a settlement agreement pursuant to which Power-One withdrew the lawsuit without prejudice.  The Company did not make any financial payments related to this settlement and the settlement will not have a material impact on the Company’s results of operations or financial position.  Should the parties fail to fulfill their obligations under the settlement, the lawsuit may be reinstated.

Other Litigation

     The Company is involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

5.  Acquisitions

Silembia

     On May 11, 2006, the Company completed its acquisition of Silembia, a privately held company based in Rennes, France.  Silembia develops semiconductor intellectual property for digital demodulation and channel decoding.  The Company acquired all of the outstanding capital stock of Silembia in exchange for approximately $20.5 million, which includes direct acquisition costs.  Of such consideration, $2.8 million was withheld as security for breaches of representations and warranties and certain other expressly enumerated matters.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations” (SFAS 141), and accordingly, the results of Silembia’s operations are included in the Company’s consolidated results of operations from the date of the acquisition.  Through the acquisition, the Company acquired engineering expertise and reduced the time required to develop new technologies and products.  These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.  None of the goodwill is deductible for tax purposes.  The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core & developed technology	$9,400	7.9
Employment-related	100	1.9
In-process research and development	2,600
	12,100
Fair value of net tangible assets	(1,766)
Goodwill	10,186
Total purchase price	$20,520

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Technology	Fair Value Assigned	Projected Costs to Complete
Terrestrial broadcasting projects	$1,300	$426
Satellite broadcast project	1,300	117
Total	$2,600	$543

StackCom

     On July 19, 2006, the Company completed its acquisition of StackCom, a privately held company developing wireless protocol software stacks for Global System for Mobile Communications (GSM) and General Packet Radio Services (GPRS) mobile applications.  The Company acquired all of the outstanding capital stock of StackCom for initial consideration of approximately $6.7 million, which includes direct acquisition costs.  Of such consideration, $1.05 million was withheld as security for breaches of representations and warranties and certain other expressly enumerated matters.  The Company is also obligated to pay between $0 and $2.0 million to the shareholders of StackCom based on the achievement of certain business performance metrics during the eighteen-month period ending in January 2008.  The acquisition was accounted for as a purchase business combination in accordance with SFAS 141 and accordingly, the results of StackCom’s operations are included in the Company’s consolidated results of operations from the date of the acquisition.  Through the acquisition, the Company acquired software and systems expertise enabling the integration of complete software solutions with future generations of the Company’s AeroFONE™ single-chip phone.  These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.  None of the goodwill is deductible for tax purposes.

     The purchase price was allocated as follows: goodwill - $4.3 million; intangible assets - $1.9 million; IPR&D - $0.6 million; and net tangible assets - $(0.1) million.  The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of StackCom is expected to change the amount of the purchase price allocable to goodwill.

SILICON LABORATORIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.  Share Repurchase Program

     In July 2006, the Company’s board of directors authorized a program to repurchase up to $100 million of the Company’s common stock from time to time over a twelve-month period.  The program allows for repurchases to be made in the open market subject to applicable legal requirements and other factors.  As of September 30, 2006, the Company had repurchased 1.2 million shares of its common stock under this plan for approximately $40.0 million at an average purchase price of $32.47 per share.

7.  Headquarter Relocation Costs

     In the third quarter of fiscal 2006, the Company relocated most of its Austin, Texas employees to a new corporate headquarters.  In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a charge of $3.0 million related to vacating certain leased facilities, consisting of the following:

•                  $2.4 million for the present value of estimated future obligations for non-cancelable lease payments (net of estimated sublease income) and brokerage commissions related to subleasing the vacated facilities.  In September 2006, the Company entered into a sublease agreement for the vacated leased facilities for the remaining lease period.

•                  $0.6 million for impairment of leasehold improvements and furniture and fixtures.

     The charges were recorded in the “selling, general and administrative” line of the condensed consolidated statements of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st.  Fiscal year 2006 will have 52 weeks.  Our third quarter of fiscal year 2006 ended September 30, 2006.  Our third  quarter of fiscal year 2005 ended October 1, 2005.  All of the quarterly periods reported in this quarterly report on Form 10-Q had thirteen weeks.

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

     Our company was founded in 1996.  Our business has grown since our inception, as reflected by our employee headcount, which increased to 735 as of September 30, 2006, from 623 employees as of October 1, 2005.  As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We rely on third-parties in Asia to assemble, package, and, in the substantial majority of cases, test these devices and ship these units to our customers.  We have increased the portion of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

     Our product set has expanded to a broad portfolio targeting mobile handset and broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets.  For example, our silicon direct access arrangement (DAA) product family is optimized for the personal computer (PC) modem market; our ISOmodem® family of embedded modems has been widely adopted by satellite set-top box manufacturers; our ProSLIC® products have gained market share in Voice over Internet Protocol (VoIP) residential equipment; and our Aero® GSM/GPRS transceiver family is being shipped in mobile handsets worldwide.  We continue to introduce next generation ICs with added functionality and further integration.  In fiscal 2005, we introduced a family of FM broadcast radio tuner products, a family of digital power products, families of oscillators (XOs) and voltage-controlled oscillators (VCXOs), the Aero IIe single-chip EDGE transceiver, the fax ISOmodem embedded modem, the AeroFONE single-chip phone, the Quad ProSLIC and the SiRX™ satellite receivers.  In the first nine months of fiscal 2006, we introduced the Aero IIed single-chip EDGE transceiver with a digital interface, a family of highly integrated FM transmitters, a family of digital isolator products, a Power over Ethernet controller and expanded our MCU portfolio with the addition of new USB MCUs, Embedded Ethernet solutions and new small form factor devices.  Through acquisitions and internal development efforts, we have continued to further diversify our product portfolio.  We plan to continue to introduce products that increase the content we provide for existing applications and enable us to serve markets we do not currently address, thereby expanding our total available market opportunity.

     We group our products into two categories, mobile handset products and broad-based mixed-signal products. Mobile handset products include our Aero Transceivers, the AeroFONE single-chip phone, Power Amplifiers (PA), and to the extent incorporated into handsets, FM broadcast radio tuners and FM transmitters. Broad-based mixed-signal products include our silicon DAA, ISOmodem embedded modems, ProSLIC subscriber line interface circuits, microcontroller products, digital subscriber line (DSL) analog front end, SiPHY® optical physical layer transceivers, precision clock & data recovery ICs (CDRs), XM satellite radio tuner, digital power products, Power over Ethernet controller, oscillators (XOs), voltage-controlled oscillators (VCXOs), general purpose RF Synthesizers, SiRX satellite receivers and to the extent incorporated into non-handset applications, FM broadcast radio tuners and FM transmitters.

     During the nine months ended September 30, 2006, two customers, Samsung and Sagem, represented 11% and 10% of our revenues, respectively.  No other single end customer accounted for more than 10% of our revenues during the nine months ended September 30, 2006.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  One of our distributors, Edom Technology, represented 37% of our revenues during the nine months ended September 30, 2006.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended September 30, 2006.

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

     Selling, general and administrative.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, directors’ and officers’ liability insurance, patent litigation legal fees, other promotional and marketing expenses, reserves for bad debt and costs related to relocating our headquarters.

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

     Other income (expense), net.  Other income (expense), net reflects foreign currency translation adjustments and gains on the disposal of fixed assets.

     Provision for Income Taxes.  We accrue a provision for domestic and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and interest income from tax-exempt short-term investments.

Results of Operations

     The following table sets forth our condensed consolidated statements of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.1	45.5	44.2	45.7
Gross profit	54.9	54.5	55.8	54.3

Operating expenses:
Research and development	27.1	35.2	25.3	24.5
Selling, general and administrative	23.6	16.8	22.1	17.0
In-process research and development	0.5	—	0.9	—
Operating expenses	51.2	52.0	48.3	41.5

Operating income	3.7	2.5	7.5	12.8

Other income (expense):
Interest income	3.1	2.0	2.9	1.7
Interest expense	(0.2)	(0.0)	(0.2)	(0.0)
Other income (expense), net	0.0	(0.0)	0.1	(0.1)
Income before income taxes	6.6	4.5	10.3	14.4
Provision for income taxes	2.5	5.2	3.0	4.2
Net income (loss)	4.1%	(0.7)%	7.3%	10.2%

Comparison of the Three and Nine Months Ended September 30, 2006 to the Three and Nine Months Ended October 1, 2005.

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2006	October 1, 2005	Change	% Change	September 30, 2006	October 1, 2005	Change	% Change
Mobile Handsets	$48.6	$44.7	$3.9	8.6%	$158.8	$137.5	$21.3	15.5%
Broad-Based Mixed-Signal	66.9	59.2	7.7	13.1	194.8	178.3	16.5	9.2
Total	$115.5	$103.9	$11.6	11.2%	$353.6	$315.8	$37.8	12.0%

Mobile Handsets:  The growth in the sales of our mobile handset products for the recent three and nine month periods was primarily driven by revenues from our FM broadcast radio tuners.  Growth for the recent three month period was offset in part by a decline in revenues from our Aero Transceiver family of products.  Unit volumes of our mobile handset products increased compared to the three and nine months ended October 1, 2005 by 51.9% and 59.4%, respectively.  This increase was offset in part by declining average selling prices compared to the three and nine months ended October 1, 2005 of 28.5% and 27.6%, respectively partially due to product transitions.

Broad-Based Mixed-Signal:  The growth in the sales of our broad-based mixed-signal products for the recent three and nine month periods was primarily driven by increased revenues from our: (1) ProSLIC products reflecting growth in demand in the VoIP market;  (2) microcontroller products; and (3) FM broadcast radio tuners for non-handset applications.  Such growth was offset in part by a decline in revenues from our modem products.  Unit volumes of our broad-based mixed-signal products increased compared to the three and nine months ended October 1, 2005 by 7.2% and 2.8%, respectively.  Average selling prices increased compared to the three and nine months ended October 1, 2005 by 5.6% and 6.2%, respectively.

     As our products become more mature, we expect to experience decreases in average selling prices in the future.  Our revenues will be dependent on our ability to increase sales volumes and introduce higher priced, next generation products and product extensions.

Gross Profit

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2006	October 1, 2005	Change	% Change	September 30, 2006	October 1, 2005	Change	% Change
Gross profit	$63.4	$56.6	$6.8	11.9%	$197.1	$171.4	$25.7	15.0%
Percent of revenue	54.9%	54.5%			55.8%	54.3%

     The increase in gross profit for the recent three and nine month periods was primarily due to increased revenues and product mix.  We may experience declines in the average selling prices of our mobile handset products and certain of our broad-based mixed-signal products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer foundries and third-party assembly and test sub-contractors.

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2006	October 1, 2005	Change	% Change	September 30, 2006	October 1, 2005	Change	% Change
Research and development	$31.3	$36.6	$(5.3)	(14.6)%	$89.3	$77.5	$11.8	15.2%
Percent of revenue	27.1%	35.2%			25.3%	24.5%

     The decrease in research and development expense for the recent three month period was principally due to a $13.7 million charge for acquired research and development costs related to the acquisition of Silicon MAGIKE in the three months ended October 1, 2005.  This decrease was offset by increases of: (1) $4.4 million for stock compensation expense resulting from our adoption of SFAS 123R and the issuance of restricted stock awards; (2) $2.4 million for other personnel-related expenses; and (3) $0.8 million for equipment depreciation.  The increase for the recent nine month period was principally due to increases of: (1) $12.4 million for stock compensation expense; (2) $7.0 million for other personnel-related expenses; and (3) $3.2 million for equipment depreciation, offset by the $13.7 million acquired research and development charge in fiscal 2005.  Significant recent development projects include the Aero IIed single-chip EDGE transceiver with a digital interface, a family of highly integrated FM transmitters, a family of digital isolator products and the Power over Ethernet controller.  We don’t expect the products derived from these projects to begin to contribute to revenues in a meaningful way before fiscal 2007.  We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2006	October 1, 2005	Change	% Change	September 30, 2006	October 1, 2005	Change	% Change
Selling, general and administrative	$27.3	$17.5	$9.8	56.2%	$78.2	$53.7	$24.5	45.7%
Percent of revenue	23.6%	16.8%			22.1%	17.0%

     The increase in selling, general and administrative expense for the recent three and nine month periods was principally due to increases of: (1) $3.7 million and $11.7 million, respectively, for stock compensation expense; (2) $2.5 million and $6.5 million, respectively, for other personnel-related expenses; and (3) a $3.0 million charge related to relocating our corporate headquarters.  The increase for the recent nine month period was also due to approximately $1.0 million of higher legal fees related to litigation. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing applications efforts and administrative infrastructure.  In addition, we expect selling, general and administrative expense to fluctuate as a percentage of revenues because of (1) potential variability in our future revenues; (2) increased support costs related to new product introduction; and (3) fluctuating legal costs related to litigation and intellectual property matters.

In-process research and development

     In-process research and development (IPR&D) was $0.6 million and $3.2 million for the three and nine months ended September 30, 2006, respectively. The $0.6 million of IPR&D recorded in the recent quarter related to our acquisition of StackCom.  The $2.6 million of IPR&D recorded in the second quarter of fiscal 2006 related to our acquisition of Silembia. The Company doesn’t expect the products derived from these technologies to begin to contribute to revenues prior to fiscal 2007.

     There was no IPR&D for the three and nine months ended October 1, 2005.

Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2006	October 1, 2005	Change	September 30, 2006	October 1, 2005	Change
Interest income	$3.5	$2.1	$1.4	$10.4	$5.5	$4.9

     The increase in the dollar amount of interest income for the recent three and nine month periods was due to a greater amount of cash and short-term investments balances and to an increase in the interest rates of the underlying instruments during the period.

Interest Expense

     Interest expense for the three and nine months ended September 30, 2006 was $0.2 million and $0.6 million, respectively, as compared to $0.0 million and $0.1 million for the three and nine months ended October 1, 2005, respectively.

Other Income (Expense), Net

     Other income (expense), net for the three and nine months ended September 30, 2006 was $0.1 million and $0.3 million, respectively, as compared to $0.0 million and $(0.2) million, for the three and nine months ended October 1, 2005, respectively.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2006	October 1, 2005	Change	September 30, 2006	October 1, 2005	Change
Provision for income taxes	$2.8	$5.4	$(2.6)	$10.6	$13.2	$(2.6)
Effective tax rate	37.4%	116.1%		29.0%	29.0%

     The effective tax rate for the three months ended September 30, 2006 was lower than the three months ended October 1, 2005 primarily due to the non-deductibility of the write-off of acquired research and development costs from our acquisition of Silicon MAGIKE during the three months ended October 1, 2005 as well as an increase in tax exempt interest income in the current quarter.  The impact of the items that reduced the current quarter effective tax rate was partially offset by the recording of stock compensation expense at a lower than average effective tax rate, the non-renewal of the federal research and development tax credit and the increase to the current quarter tax expense as a result of the increased annual effective tax rate.

     The effective tax rate for the nine months ended September 30, 2006 was the same as the effective tax rate for the nine months ended October 1, 2005.  While the effective rates are the same, certain items increased the effective tax rate between the periods while others decreased the effective tax rate.  The increases to the effective tax rate for the nine months ended September 30, 2006 included the recording of stock compensation expense at a lower than average effective tax rate and the non-renewal of the federal research and development tax credit.  These increases were offset by the decrease in the non-deductible write off of acquired research and development costs and an increase in tax exempt interest income during 2006.

     The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax-exempt interest income and other permanent items. The effective rate for the three and nine months ended September 30, 2006 also differs from the federal statutory rate of 35% due to stock compensation expense deductible at a corporate blended tax rate lower than 35%. The effective rate for the three and nine months ended October 1, 2005 also differs from the federal statutory rate of 35% due to the federal research and development tax credit as well as the write off of acquired research and development costs.

Business Outlook

     We expect revenues in the fourth quarter of fiscal 2006 to be in the range of $108 million to $113 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.02 to $0.06.

Liquidity and Capital Resources

     Our principal sources of liquidity as of September 30, 2006 consisted of $391.9 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of tax-exempt municipal bonds.

     Net cash provided by operating activities was $72.6 million during the nine months ended September 30, 2006, compared to net cash provided of $74.4 million during the nine months ended October 1, 2005.  Operating cash flows during the nine months ended September 30, 2006 reflect our net income of $25.9 million, adjustments of $55.1 million for depreciation, amortization, stock compensation, acquired and in-process research and development and tax benefits associated with the exercise of stock options, and a net increase in the components of our working capital of $8.4 million.

     Net cash used in investing activities was $94.0 million during the nine months ended September 30, 2006, compared to net cash used of $28.1 million during the nine months ended October 1, 2005.  The increase was principally due to an increase of $41.7 million in net purchases of short-term investments, an increase of $21.5 million for business acquisitions, net of cash acquired, and a $2.7 million increase in net purchases of other assets and property, equipment and software.  We have reclassified investments in variable-rate demand notes from cash and cash equivalents to short-term investments in prior periods to conform to the current year presentation.  See “Reclassifications” in Note 1 for additional information.

     We anticipate capital expenditures of approximately $25 to $30 million for fiscal 2006.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

     Net cash provided by financing activities was $5.7 million during the nine months ended September 30, 2006, compared to net cash provided of $9.5 million during the nine months ended October 1, 2005.  The decrease was principally due to payments of $35.4 million for repurchases of our common stock in the recent quarter, offset by an increase of $24.9 million of proceeds from the exercise of employee stock options and an increase of $7.4 million of excess tax benefits from such exercises.  In July 2006, our board of directors authorized a program to repurchase up to $100 million of our common stock over a twelve-month period in the open market.

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

Off-Balance Sheet Arrangements

     In March 2006, we entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for our corporate headquarters.  The lease has a term of seven years.  The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $18.6 million over the remaining term assuming LIBOR averages 5.4% during such term).

     We have granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel us to purchase the facility.  The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short term investments of at least $75 million and a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 1.5 to 1.  As of September 30, 2006, we believe we were in compliance with all covenants of the lease.

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

     We are required to periodically evaluate the expected fair value of the facility at the end of the lease term.  If we determine that it is estimable and probable that the expected fair value will be less than $44.3 million, we will ratably accrue the loss up to a maximum of approximately $35.3 million over the remaining lease term.  As of September 30, 2006, we have determined that a loss contingency accrual is not required.

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

     Allowance for doubtful accounts — We evaluate the collectibility of our accounts receivable based on a combination of factors.  In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected.  For all other customers, we recognize allowances for doubtful accounts based on a variety of factors including the age of the receivable, the current business environment and our historical experience.  If the financial condition of our customers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

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

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.

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

Qualitative and Quantitative Disclosures about Market Risk

     Our financial instruments include cash, cash equivalents and short-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our cash, cash equivalents and short-term investments holdings as of September 30, 2006, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $3.9 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

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

Available Information

     Our internet website address is http://www.silabs.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 above.  Such information is incorporated by reference herein.

Item 4.  Controls and Procedures

     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in our internal controls during the fiscal quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Patent Infringement Litigation

     On December 14, 2005, Power-One, Inc. (Power-One), a Delaware corporation, filed a lawsuit against us, in the United States District Court for the Eastern District of Texas, Marshall Division, alleging willful infringement of United States Patents 6,936,999 and 6,949,916, and of patent applications Nos. 2004/0123164A1 and 2004/0093533A1.  On July 21, 2006, the parties entered into a settlement agreement pursuant to which Power-One withdrew the lawsuit without prejudice.  We did not make any financial payments related to this settlement and the settlement will not have a material impact on our results of operations or financial position.  Should the parties fail to fulfill their obligations under the settlement, the lawsuit may be reinstated.

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

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

     The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the first nine months of fiscal 2006, our ten largest customers accounted for 51% of our revenues.  We had two customers, Samsung and Sagem, which represented 11% and 10% of our revenues, respectively.  Most of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

     We are particularly dependent on sales of our mobile handset products which constituted 45% of our total revenues during the first nine months of fiscal 2006 and 44% of our total revenues in fiscal 2005.  In particular, our Aero Transceiver mobile handset product and its subsequent derivatives represent a substantial portion of our mobile handset product revenues.  If the market for the Aero Transceiver or the market for GSM/GPRS or Enhanced Data Rates for Global Evolution (EDGE) mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

     Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense during the nine months ended September 30, 2006 was $89.3 million, or 25.3% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.  For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard.  We believe this market is now in the early stages of adopting the EDGE and WCDMA standards, which allow for enhanced data generation and transmission using mobile handsets.  Forecasters expect the EDGE and WCDMA markets to further develop and expand.  We have extended our Aero family to meet the EDGE standard with the Aero IIe single-chip EDGE Radio that we introduced in September 2005 and the Aero IIed that we introduced in September 2006.  However, we cannot be certain that the use of this technology will not change in the future and thereby make our products unsuitable.  Furthermore, we cannot be certain that any product we develop for these standards will achieve market acceptance.

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

•                  Difficulties related to the protection of our intellectual property rights in some countries;

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

Our products are complex and may contain errors which could lead to product liability, an increase in our costs and/or a reduction in our revenues

     Our products are complex and may contain errors, particularly when first introduced or as new versions are released.  Our new products are increasingly being designed in more complex processes which further increases the risk of errors.  We rely primarily on our in-house testing personnel to design test operations and procedures to detect any errors prior to delivery of our products to our customers.  Because our products are manufactured by third parties, should problems occur in the operation or performance of our ICs, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers.  These errors also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems.  Any defects could require product replacement or recall or we could be obligated to accept product returns.  Any of the foregoing could impose substantial costs and harm our business.

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

Our inability to manage growth could materially and adversely affect our business

     In recent periods, we have increased the scope of our operations and expanded our workforce from 623 employees at October 1, 2005 to 735 employees at September 30, 2006.  This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements.  As our business grows our internal management systems and processes will need to improve to ensure that we remain in compliance.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, including our international headquarters in Singapore, our business could be materially and adversely affected.

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

Any acquisitions we make could disrupt our business and harm our financial condition

     As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities.  The acquisitions that we have made and may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

Most of our current manufacturers, assemblers, test service providers and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

     Most of TSMC’s foundries and one of our assembly and test subcontractor’s sites are primarily located in Taiwan and our other assembly and test subcontractors are located in the Pacific Rim region.  In addition, many of our customers, particularly mobile handset manufacturers, are located in the Pacific Rim region.  The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area.  We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable.  Earthquakes, fire, flooding, lack of water or other natural disasters in Taiwan or the Pacific Rim region, or an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturer, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity.  There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

     A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  For example, Samsung is based in South Korea and represented 11% of our revenues during the first nine months of fiscal 2006.  North Korea’s geopolitical maneuverings have created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

     In certain products such as the DAA, some of our customers (including Agere Systems) offer their own competitive products.  These customers may find it advantageous to support their own offerings in the marketplace in lieu of promoting our products.

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

Competition within the numerous markets we target may reduce sales of our products and reduce market share

     The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  We compete with Agere Systems, Atmel, Analog Devices, Broadcom, Conexant, Cypress, Freescale, Fujitsu, Infineon Technologies, Legerity, Maxim Integrated Products, MediaTek, Microchip, National Semiconductor, NXP Semiconductors, Renesas, RF Micro Devices, Semtech, Skyworks Solutions, Texas Instruments and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies.  Some of our customers, such as Agere Systems and Intel, are also large, established semiconductor suppliers.  Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.  In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

     The following table summarizes repurchases of our common stock during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2006 — July 29, 2006	—-	$—-	—-	$100,000,000

July 30, 2006 — August 26, 2006	290,157	$34.51	288,200	$90,057,867

August 27, 2006 — September 30, 2006	972,151	$31.85	945,100	$59,959,827
Total	1,262,308	$32.46	1,233,300

(1)             Includes 29,008 shares of  our common stock withheld by us to satisfy employee tax obligations upon vesting of restricted stock units granted under our 2000 Stock Incentive Plan.

     On July 24, 2006, our board of directors authorized a program to repurchase up to $100 million of our common stock over a twelve-month period.  The program allows for repurchases to be made in the open market subject to market conditions, applicable legal requirements and other factors.

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

SILICON LABORATORIES INC.

October 23, 2006	/s/ Necip Sayiner
Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

October 23, 2006	/s/ Paul V. Walsh, Jr.
Date	Paul V. Walsh, Jr. Interim Chief Financial Officer (Principal Accounting Officer)