Form 10-K
period 2006-12-30
SILICON LABORATORIES INC
filed 2007-02-07
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-29823

SILICON LABORATORIES INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2793174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 West Cesar Chavez, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

(512) 416-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was $1,794,498,046 (assuming, for this purpose, that only directors and officers are deemed affiliates).

There were 54,835,696 shares of the registrant’s common stock issued and outstanding as of January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Part I

Item 1.                        Business

General

Silicon Laboratories Inc. designs and develops proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management.

Our world-class, mixed-signal design ICs use standard complementary metal oxide semiconductor (CMOS) technology to dramatically reduce the cost, size and system power requirements of devices that our customers sell to their end-user customers. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products that are highly integrated, which simplifies our customers’ designs and improves their time-to-market.

Industry Background

Personal computers and mobile handsets are expected to remain significant market drivers for semiconductor consumption in the near future. In wired communications, increased enterprise equipment spending and capital expenditures by service providers combined with broadband and Voice over Packet technology continue to represent growth areas in the communications IC market.

Recent growth in the market for ICs has been due to a number of factors, including the growth of Internet usage, development of new communications technologies including mobile communications and entertainment, availability of improved communications services at lower costs, broad deployment of optical networks and remote access requirements for corporate networks. This demand has fueled tremendous growth in the number of electronic devices. For example, in mobile handset markets, the demand for wireless phones and other wireless devices, such as personal digital assistants (PDAs), has grown steadily as wireless services have become increasingly popular and affordable. In other markets, demand has increased for a wide range of electronic products, including personal computers, cable and satellite set-top boxes, fax machines, digital cameras, satellite radios and personal video recorders (PVRs). Consumers increasingly demand higher capacity connections at their residences using cable modems or high speed DSL. VoIP technology, which enables voice traffic over data networks, is emerging as a viable alternative to traditional telephone networks. The demand for greater and faster Internet access by households and businesses has increased the need to significantly upgrade the communications backbone to handle this traffic, increasing the need for smaller, faster and better performing networking systems that route this traffic.

This intersection between the analog and the digital worlds require numerous analog-intensive, mixed-signal circuits. Traditional designs for electronic devices have used mixed-signal solutions built with numerous, complex discrete analog and digital components. While these traditional designs provide the required functionality, they can be inefficient and inadequate for use in markets where size, cost, power consumption and performance are increasingly important product differentiators. In order to improve their competitive position, electronic device manufacturers need advanced mixed-signal ICs that reduce the number of discrete components and required board space to create smaller products with improved price/performance characteristics. Additionally, these manufacturers require programmable ICs that can be reconfigured to comply with numerous and constantly evolving international electronic standards without altering the fundamental design of a product.

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

•       Can offer superior performance;

•       Provide increased reliability;

•       Reduce system power requirements;

•       Are easier for customers to use; and

•       Reduce costs.

We group our products into two categories, mobile handset products and broad-based mixed-signal products. Mobile handset products include our Aero® Transceivers, AeroFONE™ single-chip phone, Power Amplifiers (PA) and to the extent incorporated into handsets, FM broadcast radio tuners and FM transmitters. Broad-based mixed-signal products include our silicon Direct Access Arrangement (DAA), ISOmodem® embedded modems, ProSLIC® subscriber line interface circuits, microcontroller products, DSL analog front end (AFE), SiPHY® optical physical layer transceivers, precision clock & data recovery ICs (CDRs), XM satellite radio tuner, digital power products, Power over Ethernet controller, oscillators (XOs), voltage-controlled oscillators (VCXOs), SiRX™ satellite receivers, RF Synthesizers and to the extent incorporated into non-handset applications, FM broadcast radio tuners and FM transmitters. The following table summarizes the diverse product areas and applications for the various ICs that we have introduced to customers:

Product Areas and Description	Applications
Mobile Handset Products
Aero Transceivers

The Aero Transceiver family provides highly integrated transmit and receive radio functionality that is found between the antennae electronics and the digital baseband section of a Global System for Mobile Communications (GSM)/General Packet Radio Services (GPRS)/ Enhanced Data Rates for Global Evolution (EDGE) mobile handset or wireless data communication device. These solutions require a smaller footprint than most competing solutions in this form-factor sensitive market and can be paired with virtually any baseband. The Aero Transceivers are designed using 100% standard CMOS process technology which facilitates cost reduction and integration.

• GSM/GPRS/EDGE wireless phones, smart phones and PDAs • GSM/GPRS/EDGE data communications devices
AeroFONE

Our AeroFONE single-chip phone is an integrated, high performance solution for GSM/GPRS handsets. The AeroFONE is based on patent pending, breakthrough innovations enabling a fully-functional single-chip phone that integrates the power management unit (PMU), battery interface and charging circuitry, digital baseband, analog baseband and a quad-band RF transceiver in a single monolithic CMOS IC.

• GSM/GPRS wireless phones • GSM/GPRS data communications devices
FM Radio Tuners and Transmitters for Mobile Handsets

Our FM tuner delivers the entire FM tuner from antenna input to audio output in a single chip. The FM transmitters allow customers to cost effectively add wireless FM audio playback capability to any portable media device. Using a digital architecture, the FM tuners and transmitters significantly improve performance while reducing component count and saving board space. They integrate selectivity filtering, automatic gain control, frequency synthesizer and audio processing making them ideal for portable audio applications.

• Mobile phones

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

•  Gaming consoles

•  PVRs

•  Point of sale (POS) terminals

•  Fax machines and multi- function printers

ProSLIC Subscriber Line Interface Circuits

The ProSLIC provides the analog subscriber line interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Our ProSLIC product family has offerings for short-haul applications suitable for the customer premises as well as long-haul applications suitable for the traditional telephone company central office.

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

•  Industrial automation and control

•  Automotive sensors and controls

•  Medical instrumentation

•  Electronic test and measurement equipment

•  Power management

•  Weigh scales

•  Optical line cards

•  Digital cameras

•  Computer peripherals

•  Wireless headsets

•  Magstripe readers

•  Gaming consoles

•  Electronic toys

DSL Analog Front End

The DSL AFE is designed to provide the connectivity functions for business or residential asymmetric digital subscriber line (ADSL) connection at the user end in customer premises equipment. Such a connection addresses the business and residential demand for high-speed connectivity. The DSL AFE supports several ADSL communication standards enabling various upload and download data rates.

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

• Consumer and automotive XM satellite radios
Power Products
Our family of power products is based on a patented architecture consuming significantly less space than current solutions. These products are still in the early stages of customer adoption.	• Networking and servers • Medical instrumentation • Power supplies • Industrial applications
Power over Ethernet Controller

Our Power over Ethernet (PoE) controller for powered device (PD) applications integrates on-chip diode bridges, a transient surge suppressor and a switching regulator field effect transistor. The controller’s high level of integration simplifies PoE design efforts by dramatically reducing the total bill of materials, printed circuit board (PCB) area and time to market. This product is still in the early stages of customer adoption and is not yet being produced in volume.

• Wireless access points (WAP) • VoIP phones • Radio frequency identification (RFID) tag readers • POS terminals • Security systems • Cameras
General Purpose FM Radio Tuners and FM Transmitters
Our FM tuners and transmitters (described above) are also increasingly deployed in applications other than mobile handsets.	• Stand-alone FM radios • personal computers • Portable audio devices • MP3/digital media players • Navigation/GPS devices • Satellite radios

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

• Satellite radio • Wireless local area networks • Cordless phones • Wireless headsets • Wireless LAN (802.11b) modems

During fiscal 2006, 2005 and 2004, sales of our mobile handset products accounted for 44%, 44% and 50% of our revenues, respectively. During the same periods, sales of our broad-based mixed-signal products accounted for 56%, 56% and 50% of our revenues, respectively.

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

One of our distributors, Edom Technology, represented 38% of our fiscal 2006 revenues. Distributors are not considered end customers, but rather serve as a sales channel to our end customers. No other distributor accounted for 10% or more of revenues for fiscal 2006.

During fiscal 2006, our ten largest end customers accounted for 50% of our revenues. We had one end customer, Samsung, which represented 11% of our revenues during fiscal 2006. No other single end customer accounted for more than 10% of our revenues during this period. Our major customers include Agere Systems, Arima, Chi Mei, Compal, LG Electronics, Motorola, Sagem, Samsung, Tellabs and Thomson.

We maintain sales offices throughout North America. We provide European sales support through our subsidiaries in the United Kingdom, France, Germany, Italy and Sweden. Our Asia Pacific sales are supported through our subsidiaries in Japan, Hong Kong and Singapore, as well as sales offices in South Korea, Taiwan and China. Revenue is attributed to a geographic area based on the end customer’s shipped-to location. The percentage of our revenues to customers located outside of the United States was 89% in fiscal 2006. China, Taiwan and South Korea accounted for 22%, 21% and 19% of our fiscal 2006 revenues, respectively. For further information regarding our revenues and long-lived assets by geographic area, see Note 12, “Segment Information,” to the Consolidated Financial Statements.

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

Research and development expenses were $121.7 million, $101.2 million and $78.1 million fiscal 2006, 2005 and 2004, respectively.

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

Microcontroller and System on a Chip Design Expertise

We have expanded our system on a chip expertise to include the talent and circuit integration methodologies required to combine precision analog, high-speed digital, Flash memory and in-system programmability into a single, monolithic CMOS integrated circuit. Our microcontroller products are designed to capture an external analog signal, convert it to a digital signal, compute digital functions on the stream of data and then communicate the results through a standard digital interface. The ability to develop standard products with the broadest possible customer application base while being cost efficient with the silicon area of the monolithic CMOS integrated circuit requires a keen sense of customer value and engineering capabilities. Additionally, to manage the wide variety of signals on a monolithic piece of silicon including electrical noise, harmonics and other electronic distortions requires a fundamental knowledge of device physics and accumulated design expertise.

We have also demonstrated our system on a chip capabilities with the introduction of the AeroFONE single-chip phone, a fully functional and completely integrated single-chip phone. This solution provides superior integration and software flexibility and demonstrates our capability to design our own software that works with our customer and software partner solutions.

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

Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities in Singapore or Austin, Texas, prior to shipping to our customers. We have increasingly utilized offshore third-party test subcontractors, typically in Asia where the parts are assembled and where the products are frequently delivered to our customers. During fiscal 2006, more than 89% of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain at this or higher levels during fiscal 2007.

Backlog

As of December 30, 2006, our backlog was approximately $79.3 million, compared to approximately $98.0 million as of December 31, 2005. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Backlog from distributors is not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

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

We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. For example, the mobile handset market is transitioning to more advanced air interfaces including EDGE and Wideband Code Division Multiple Access (WCDMA) in addition to the GSM/GPRS standard. We have extended our Aero family to meet the EDGE standard with the Aero IIe single-chip EDGE Radio and the Aero IIed. However, we cannot be certain any product we develop for these standards will achieve market acceptance. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Agere Systems, Atmel, Analog Devices, Broadcom, Conexant, Cypress, Epson, Freescale, Fujitsu, Infineon Technologies, Legerity, Maxim Integrated Products, MediaTek, Microchip, National Semiconductor, NXP Semiconductors, Renesas, RF Micro Devices, Semtech, Skyworks Solutions, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Our competitors may also offer bundled chipset kit arrangements offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. As the markets for electronic products grow, we also may face competition from traditional electronic device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products, including components within their products that would eliminate the need for our ICs, or by entering into strategic relationships with or acquiring other existing IC providers.

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

Intellectual Property

Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 30, 2006, we had approximately 800 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Employees

As of December 30, 2006, we employed 742 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our employee relations to be good.

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

•       Market trends towards integration of discrete components onto one device;

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2006 was $121.7 million, or 26.2% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate. For example, we have introduced to market the Aero Transceiver product for use in wireless phones operating on the GSM/GPRS standard. We believe this market is now in the early stages of adopting the EDGE and WCDMA standards, which allow for enhanced data generation and transmission using mobile handsets. Forecasters expect the EDGE and WCDMA markets to further develop and expand. We have extended our Aero family to meet the EDGE standard with the Aero IIe single-chip EDGE Radio that we introduced in September 2005 and the Aero IIed that we introduced in September 2006. However, we cannot be certain that the use of this technology will not change in the future and thereby make our products unsuitable. Furthermore, we cannot be certain that any product we develop for these standards will achieve market acceptance.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2006, our ten largest customers accounted for 50% of our revenues. We had one customer, Samsung, which represented 11% of our revenues. Most of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and the Pacific Rim region. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues to customers located outside of the United States was 89% in fiscal 2006. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We respond when we deem appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. For example, Analog Devices, Inc. recently filed a lawsuit against us alleging willful infringement of certain intellectual property rights owned by them—see “Part I, Item 3. Legal Proceedings.”  In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention. Most intellectual property litigation also could force us to take specific actions, including:

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

Our inability to manage growth could materially and adversely affect our business

In recent periods, we have increased the scope of our operations and expanded our workforce from 651 employees at the end of fiscal 2005 to 742 employees at the end of fiscal 2006. This growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements. During 2007, we plan to implement a global enterprise resource planning (ERP) system to help us improve our planning and management processes. We may experience challenges in implementing the new ERP system and other related systems that could adversely affect our business by disrupting our ability to timely and accurately process and report key components of our financial position, affecting our ability to complete the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 or disrupting our ability to process certain transactions necessary for our operations. As our business grows our internal management systems and processes will need to improve to ensure that we remain in compliance. We also expect that we will need to continue to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel. If we are unable to effectively manage our expanding global operations, including our international headquarters in Singapore, our business could be materially and adversely affected.

We are subject to risks relating to product concentration and lack of revenue diversification

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

•       A decline in demand for any of our more significant products, including our Aero Transceiver, modem products, FM tuner or ProSLIC;

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

We are particularly dependent on sales of our mobile handset products which constituted 44% of our total revenues during fiscal 2006. In particular, our Aero Transceiver mobile handset product and its subsequent derivatives represent a substantial portion of our mobile handset product revenues. If the market for the Aero Transceiver or the market for GSM/GPRS or EDGE mobile handsets in which these products are incorporated deteriorates, our operating results would be materially and adversely affected.

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

Most of our current manufacturers, assemblers, test service providers and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

Most of TSMC’s foundries and one of our assembly and test subcontractor’s sites are primarily located in Taiwan and our other assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers, particularly mobile handset manufacturers, are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers. For example, Samsung is based in South Korea and represented 11% of our revenues during fiscal 2006. North Korea’s geopolitical maneuverings have created unrest. Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results. In addition, a significant portion of the assembly and testing of our mobile handset products occurs in South Korea. Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner

The manufacture of our products is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries from time to time have experienced lower than anticipated manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies, which could lower our gross profits. If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers’ demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Agere Systems, Atmel, Analog Devices, Broadcom, Conexant, Cypress, Epson, Freescale, Fujitsu, Infineon Technologies, Legerity, Maxim Integrated Products, MediaTek, Microchip, National Semiconductor, NXP Semiconductors, Renesas, RF Micro Devices, Semtech, Skyworks Solutions, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. Some of our customers, such as Agere Systems and Intel, are also large, established semiconductor suppliers. Our sales to and support of these customers may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our primary facilities, housing engineering, sales and marketing, administration and test operations, are located in Austin, Texas. These facilities consist of approximately 220,000 square feet of leased floor space with lease terms expiring at various dates through 2013. In addition to these properties, we lease smaller facilities in various locations throughout the United States, China, France, Germany, India, Japan, Portugal, South Korea, Singapore, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities.

In fiscal 2006, we entered into a lease agreement for a facility in Austin, Texas for a new corporate headquarters. We have relocated most of our Austin employees to the new facility and entered into a sublease agreement for the vacated leased facilities for the remaining lease period.

We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.                        Legal Proceedings

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock. The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies. A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.

We have approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing by the full court. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing by the full court on January 5, 2007.

Pursuant to the settlement and related agreements, if the settlement receives final approval by the Court, the settlement provides for a release of us and the individual defendants for the conduct alleged in the action to be wrongful. We would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the Plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JP Morgan Chase preliminary agreement, if approved, will only offset the insurers’ obligation to cover the remainder of the Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan Chase settlement, or $212.5 million. Therefore, if the JP Morgan Chase preliminary agreement to settle is preliminarily and then finally approved by the Court, then the maximum amount that the issuers insurers will be potentially liable for is $787.5 million. However, future settlements with other underwriters would further reduce that liability. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan Chase preliminary agreement.

We anticipate that our potential financial obligation to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. We are not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from our insurance carriers. Our carriers appear to be solvent, and we are not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement would involve any material payment by us. Furthermore, even if our insurance was unavailable due to insurer insolvency or otherwise, we expect that our maximum financial obligation to plaintiffs pursuant to the settlement agreement would be approximately $3.4 million. However, if the JPMorgan Chase settlement is preliminarily and then finally approved, our maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be approximately $2.7 million.

There is no assurance that the Court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

Patent and Copyright Infringement Litigation

On December 14, 2006, Analog Devices, Inc. (Analog Devices), a Massachusetts corporation, filed a lawsuit against us, in the United States District Court in the District of Massachusetts, alleging infringement of United States Patents 7,075,329, 6,262,600, 6,525,566, 6,903,578 and 6,873,065, and copyright infringement of certain Analog Devices datasheets. The lawsuit relates to our Si843x and Si844x family of digital isolator products and alleges that the infringement was and continues to be willful. At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol “SLAB”. The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 31, 2007, there were 179 holders of record of our common stock.

	High	Low
Fiscal Year 2005
First Quarter	$36.60	$26.88
Second Quarter	31.42	24.62
Third Quarter	33.98	25.46
Fourth Quarter	41.86	26.51
Fiscal Year 2006
First Quarter	$56.06	$36.20
Second Quarter	60.00	31.30
Third Quarter	38.75	28.43
Fourth Quarter	36.55	29.77

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in Silicon Laboratories Inc. common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Electronic Components Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG SILICON LABORATORIES INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

(1)   The graph assumes that $100 was invested in our common stock and in each index at the market close on December 29, 2001, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)          Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended December 30, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 – October 28, 2006	321,688	$31.06	320,780	$50,000,000
October 29, 2006 – November 25, 2006	524	$34.20	—	$50,000,000
November 26, 2006 – December 30, 2006	3,454	$34.97	—	$50,000,000
Total	325,666	$31.11	320,780

(1)          Includes 4,886 shares of our common stock withheld by us to satisfy employee tax obligations upon vesting of restricted stock units (RSUs) granted under our 2000 Stock Incentive Plan.

On July 24, 2006, our Board of Directors authorized a program to repurchase up to $100 million of our common stock over a twelve-month period beginning July 24, 2006 and ending July 24, 2007. The program allows for repurchases to be made in the open market subject to market conditions, applicable legal requirements and other factors.

Item 6.                        Selected Financial Data

The selected consolidated balance sheet data as of fiscal year ended 2006 and 2005 and the selected consolidated statements of income data for fiscal 2006, 2005 and 2004 have been derived from the audited consolidated financial statements included in this Form 10-K. The selected consolidated balance sheet data as of fiscal year ended 2004, 2003 and 2002 and the selected consolidated statements of income data for fiscal 2003 and 2002 have been derived from audited consolidated financial statements not included in this Form 10-K. You should read this selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes to those statements included in this Form 10-K.

	Fiscal Year
	2006		2005	2004		2003	2002
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$464,597		$425,689	$456,225		$325,305	$182,016
Operating income	29,115	(1)	58,010	106,685		65,414	30,989
Net income	31,158	(1)	47,506	76,693		44,716	20,717
Net income per share:
Basic	$0.56	(1)	$0.89	$1.49		$0.92	$0.44
Diluted	$0.54	(1)	$0.86	$1.39		$0.86	$0.41
Weighted-average common shares outstanding:
Basic	55,346		53,399	51,471		48,850	47,419
Diluted	57,201		55,485	54,983		52,288	50,811
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$386,292		$363,710	$277,106		$190,313	$115,166
Working capital	402,085		369,304	294,557		202,712	122,354
Total assets	686,995		601,062	481,122	(2)	378,095	197,065
Long-term obligations and other liabilities	16,691		7,418	2,570		9,962	949
Total stockholders’ equity	568,682		498,048	399,484		287,205	155,722

(1)   As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, we changed our method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

(2)          Total assets for the year ended January 1, 2005 decreased $3.3 million due to the reclassification of estimated credits for price protection to conform to the current year presentation.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” and “Risk Factors” above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal years 2006, 2005 and 2004 were 52-week years and ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include Agere Systems, Arima, Chi Mei, Compal, LG Electronics, Motorola, Sagem, Samsung, Tellabs and Thomson.

Our company was founded in 1996. Our business has grown since our inception, as reflected by our employee headcount, which increased to 742 at the end of fiscal 2006, from 651 at the end of fiscal 2005 and 588 employees at the end of fiscal 2004. As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We rely on third-parties in Asia to assemble, package, and, in the substantial majority of cases, test these devices and ship these units to our customers. We have increased the portion of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

Our product set has expanded to a broad portfolio targeting mobile handset and broad-based mixed-signal applications. Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. For example, our silicon DAA product family is optimized for the PC modem market; our ISOmodem family of embedded modems has been widely adopted by satellite set-top box manufacturers; our ProSLIC products have gained market share in VoIP residential equipment; and our Aero GSM/GPRS transceiver family is being shipped in mobile handsets worldwide. We continue to introduce next generation ICs with added functionality and further integration. In fiscal 2006, we introduced the Aero IIed single-chip EDGE transceiver with a digital interface, a family of highly integrated FM transmitters, a family of digital isolator products, a Power over Ethernet controller and expanded our MCU portfolio with the addition of new USB MCUs, Embedded Ethernet solutions, new small form factor devices and a family of highly-integrated MCUs designed specifically for automotive electronics. Through acquisitions and internal development efforts, we have continued to further diversify our product portfolio. We plan to continue to introduce products that increase the content we provide for existing applications and enable us to serve markets we do not currently address, thereby expanding our total available market opportunity.

We group our products into two categories, mobile handset products and broad-based mixed-signal products. Mobile handset products include our Aero Transceivers, AeroFONE single-chip phone, Power Amplifiers (PA), and to the extent incorporated into handsets, FM broadcast radio tuners and FM transmitters. Broad-based mixed-signal products include our silicon DAA, ISOmodem embedded modems, ProSLIC subscriber line interface circuits, microcontroller products, DSL AFE, SiPHY optical physical layer transceivers, precision clock & data recovery ICs (CDRs), XM satellite radio tuner, digital power products, Power over Ethernet controller, oscillators (XOs), voltage-controlled oscillators (VCXOs), SiRX satellite receivers, RF Synthesizers and to the extent incorporated into non-handset applications, FM broadcast radio tuners and FM transmitters.

During fiscal 2006, 2005 and 2004, Samsung, represented 11%, 14% and 17% of our revenues, respectively. No other single end customer accounted for more than 10% of our revenues in any of these years. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. One of our distributors, Edom Technology, represented 38% of our fiscal 2006 revenues. Edom and another distributor, Uniquest, represented 29% and 11% of our fiscal 2005 revenues, and 20% and 12% of our fiscal 2004 revenues, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal 2006, 2005 or 2004.

The percentage of our revenues derived from customers located outside of the United States was 89% in fiscal 2006, 91% in fiscal 2005 and 89% in fiscal 2004, which reflects our product and customer diversification and market penetration for our products, as many of our mobile handset, and increasingly, broad-based mixed-signal customers manufacture and design their products in Asia. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Because many of our ICs are designed for use in consumer products such as personal computers, personal video recorders, set-top boxes and mobile handsets, we expect that the demand for our products will be typically subject to some degree of seasonal demand resulting in increased sales in the third and fourth quarters of each year when customers place orders to meet holiday demand. However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

Results of Operations

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

Selling, general and administrative.   Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, directors’ and officers’ liability insurance, patent litigation legal fees, reserves for bad debt, costs related to relocating our headquarters and other promotional and marketing expenses.

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

Other income (expense), net.   Other income (expense), net reflects foreign currency remeasurement adjustments and gains on the disposal of fixed assets.

Provision for Income Taxes.   We accrue a provision for domestic and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses, including stock compensation, research and development tax credits and interest income from tax-exempt short-term investments.

The following table sets forth our consolidated statements of income data as a percentage of revenues for the periods indicated:

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	44.8	45.6	45.2
Gross profit	55.2	54.4	54.8
Operating expenses:
Research and development	26.2	23.8	17.1
Selling, general and administrative	22.0	17.0	14.3
In-process research and development	0.7	—	—
Operating expenses	48.9	40.8	31.4
Operating income	6.3	13.6	23.4
Other income (expense):
Interest income	2.9	2.0	0.7
Interest expense	(0.2)	(0.1)	(0.1)
Other income (expense), net	0.2	(0.1)	0.4
Income before income taxes	9.2	15.4	24.4
Provision for income taxes	2.5	4.2	7.6
Net income	6.7%	11.2%	16.8%

Comparison of Fiscal 2006 to Fiscal 2005

Revenues

	Year Ended
	December 30, 2006	December 31, 2005	Change	% Change
	(in millions)
Mobile Handsets	$206.5	$188.6	$17.9	9.5%
Broad-Based Mixed-Signal	258.1	237.1	21.0	8.9
Total	$464.6	$425.7	$38.9	9.1%

Mobile Handsets:   The growth in the sales of our mobile handset products in fiscal 2006 was primarily driven by revenues from our FM broadcast radio tuners. This growth was offset in part by a decline in revenues from our Aero Transceiver family of products. Unit volumes of our mobile handset products increased compared to fiscal 2005 by 49.7%. This increase was offset in part by declining average selling prices of 26.9%, partially due to product transitions.

Broad-Based Mixed-Signal:   The growth in the sales of our broad-based mixed-signal products in fiscal 2006 was primarily driven by increased revenues from our: (1) ProSLIC products reflecting growth in demand in the VoIP market; (2) microcontroller products; and (3) FM broadcast radio tuners for non-handset applications. Such growth was offset in part by a decline in revenues from our modem products. Unit volumes of our broad-based mixed-signal products increased compared to fiscal 2005 by 3.8%. Average selling prices increased by 4.8%.

As our products become more mature, we expect to experience decreases in average selling prices in the future. Our revenues will be dependent on our ability to increase sales volumes and introduce higher priced, next generation products and product extensions.

Gross profit

	Year Ended
	December 30, 2006	December 31, 2005	Change	% Change
	(in millions)
Gross profit	$256.4	$231.8	$24.6	10.6%
Percent of revenue	55.2%	54.4%

The increase in gross profit in fiscal 2006 was primarily due to increased revenues and product mix. We may experience declines in the average selling prices of our mobile handset products and certain of our broad-based mixed-signal products. This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer foundries and third-party assembly and test sub-contractors.

Research and development

	Year Ended
	December 30, 2006	December 31, 2005	Change	% Change
	(in millions)
Research and development	$121.7	$101.2	$20.5	20.2%
Percent of revenue	26.2%	23.8%

The increase in research and development expense in fiscal 2006 was principally due to increases of: (1) $16.5 million for stock compensation expense resulting from our adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) and the issuance of restricted stock awards; (2) $9.4 million for other personnel-related expenses; and (3) $3.5 million for equipment depreciation, offset by a $13.7 million charge for acquired research and development costs related to the acquisition of Silicon MAGIKE in fiscal 2005. Significant recent development projects include the Aero IIed single-chip EDGE transceiver with a digital interface, a family of highly integrated FM transmitters, our Power over Ethernet controller and the expansion of our MCU portfolio. These products are in the early stages of customer adoption. We expect that research and development expense will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, general and administrative

	Year Ended
	December 30, 2006	December 31, 2005	Change	% Change
	(in millions)
Selling, general and administrative	$102.4	$72.6	$29.8	41.1%
Percent of revenue	22.0%	17.0%

The increase in selling, general and administrative expense in fiscal 2006 was principally due to increases of: (1) $14.8 million for stock compensation expense; (2) $8.2 million for other personnel-related expenses; (3) $3.0 million related to relocating our corporate headquarters; and (4) $1.1 million of higher legal fees related to litigation. We expect that selling, general and administrative expense will increase in absolute dollars in future periods as we continue to expand our sales channels, marketing applications efforts and administrative infrastructure.

In-process research and development

In-process research and development (IPR&D) was $3.2 million in fiscal 2006. The IPR&D was related to our acquisitions of StackCom and Silembia. The Company doesn’t expect the products derived from these technologies to begin to contribute to revenues prior to fiscal 2007.

There was no IPR&D in fiscal 2005.

Interest income

	Year Ended
	December 30, 2006	December 31, 2005	Change
	(in millions)
Interest income	$13.7	$8.3	$5.4

The increase in interest income in fiscal 2006 was due to a greater amount of cash and short-term investments balances and to an increase in the interest rates of the underlying instruments during the period.

Interest expense

Interest expense in fiscal 2006 was $0.9 million compared to $0.3 million in fiscal 2005.

Other income (expense), net

Other income (expense), net in fiscal 2006 was $0.7 million compared to $(0.3) million in fiscal 2005.

Provision for Income Taxes

	Year Ended
	December 30, 2006	December 31, 2005	Change
	(in millions)
Provision for income taxes	$11.6	$18.1	$(6.5)
Effective tax rate	27.1%	27.6%

The effective tax rate for fiscal 2006 was slightly lower than the effective tax rate for fiscal 2005. The increases to the effective tax rate for fiscal 2006 included the recording of stock compensation expense at a lower than average effective tax rate and state income tax expense. These increases were offset by an increase in tax-exempt interest, an increase in the foreign tax rate benefit, a decrease in the non-deductible write off of acquired and in process research and development costs and an increase in research and development tax credits during fiscal 2006.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to tax-exempt interest income, the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits, state income taxes and other permanent items. The effective rate for fiscal 2006 also differs from the federal statutory rate of 35% due to non-deductible stock compensation expense and stock compensation deductible at a rate lower than the federal statutory tax rate.

Comparison of Fiscal 2005 to Fiscal 2004

Revenues

	Year Ended
	December 31, 2005	January 1, 2005	Change	% Change
	(in millions)
Mobile Handsets	$188.6	$228.8	$(40.2)	(17.6)%
Broad-Based Mixed-Signal	237.1	227.4	9.7	4.3
Total	$425.7	$456.2	$(30.5)	(6.7)%

Mobile Handsets:   The decline in the sales of our mobile handset products in fiscal 2005 was primarily driven by declining average selling prices of our Aero Transceiver family of products. Average selling prices in mobile handset products decreased year over year by 20.6%, partially due to product transitions. This decrease was offset in part by a 3.8% year over year increase in unit volumes of our mobile handset products.

Broad-Based Mixed-Signal:   The growth in the sales of our broad-based mixed-signal products in fiscal 2005 was primarily driven by increased revenues from our: (1) ProSLIC products; and (2) microcontroller products. Such growth was offset in part by a 10% decline in revenue from our modem products due to declines in average selling prices and unit volumes. Unit volumes of broad-based mixed-signal products increased year over year by 1.6%. In addition, average selling prices in this area increased year over year by 2.6%.

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

The increase in selling, general and administrative expense in fiscal 2005 was principally attributable to: (1) an increase of approximately $2.8 million for increased staffing and associated costs resulting from the geographical expansion of our sales support organization in Asia and Europe; (2) $2.7 million in charges related to the separation agreement with our former Chief Executive Officer; (3) $1.0 million in charges related to the search and hiring costs of our current Chief Executive Officer; and (4) an increase of approximately $1.0 million for increased staffing and associated costs related to the expansion of our internal information technology and services support organization. The increase was offset in part by a $1.9 million decline in sales commissions and bonuses due to a decline in our sales.

Interest income

	Year Ended
	December 31, 2005	January 1, 2005	Change
	(in millions)
Interest income	$8.3	$3.1	$5.2

The increase in interest income in fiscal 2005 was due to a greater amount of cash and short-term investments balances during the year ended December 31, 2005 and due to an increase in the interest rates of the underlying instruments during fiscal 2005.

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

Business Outlook

We expect revenues in the first quarter of fiscal 2007 to be in the range of $106 million to $111 million. Furthermore, we expect our diluted net income per share to be in the range of $0.00 to $0.03.

Liquidity and Capital Resources

Our principal sources of liquidity as of December 30, 2006 consisted of $386.3 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of tax-exempt municipal bonds.

Net cash provided by operating activities was $83.3 million during fiscal 2006, compared to net cash provided of $104.0 million during fiscal 2005. Operating cash flows during fiscal 2006 reflect our net income of $31.2 million, adjustments of $70.2 million for depreciation, amortization, stock compensation, acquired and in-process research and development and tax benefits associated with the exercise of stock options, and a net increase in the components of our working capital of $18.1 million.

Net cash used in investing activities was $110.3 million during fiscal 2006, compared to net cash used of $72.3 million during fiscal 2005. The increase was principally due to increases of $20.2 million in net purchases of short-term investments and $21.2 million for business acquisitions, net of cash acquired, offset by a $3.4 million decrease in net purchases of other assets and property, equipment and software.

We anticipate capital expenditures of approximately $20 to $25 million for fiscal 2007. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $5.3 million during fiscal 2006, compared to net cash provided of $20.2 million during fiscal 2005. The decrease was principally due to payments of $50.0 million for repurchases of our common stock in the recent year, offset by an increase of $17.5 million of proceeds from the exercise of employee stock options and an increase of $7.4 million of excess tax benefits from such exercises. In July 2006, our Board of Directors authorized a program to repurchase up to $100 million of our common stock over a twelve-month period in the open market.

Contractual Obligations

The following table summarizes our contractual obligations as of December 30, 2006 (in thousands):

		Payments due by period
	Total	2007	2008	2009	2010	2011	Thereafter
Operating lease obligations(1)	$22,601	$5,207	$4,743	$4,538	$2,919	$2,320	$2,874
Purchase obligations(2)	68,948	66,098	2,823	27	—	—	—
Other long-term Obligations	3,850	—	1,050	2,800	—	—	—

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

Off-Balance Sheet Arrangements

In March 2006, we entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for our corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $17.9 million over the remaining term assuming LIBOR averages 5.36% during such term).

We have granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel us to purchase the facility. The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million and a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 1.5 to 1. As of December 30, 2006, we believe we were in compliance with all covenants of the lease.

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

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” we determined that the fair value associated with the guaranteed residual value was $1.0 million. The amount was recorded in “Other assets, net” and “Long-term obligations and other liabilities” in the consolidated balance sheets and is being amortized over the term of the lease.

We are required to periodically evaluate the expected fair value of the facility at the end of the lease term. If we determine that it is estimable and probable that the expected fair value will be less than $44.3 million, we will ratably accrue the loss up to a maximum of approximately $35.3 million over the remaining lease term. As of December 30, 2006, we have determined that a loss contingency accrual is not required.

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

Inventory valuation—We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates. In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than nine months. We also adjust the valuation of inventory when its standard cost exceeds the estimated market value. We assess the potential for any unusual customer returns based on known quality or business issues and establish reserves based on the estimated inventory losses for scrap or non-saleable material. Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand. The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

Stock compensation—Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We had approximately $114 million of total unrecognized compensation costs related to stock options and RSUs at December 30, 2006 that are expected to be recognized over a weighted-average period of 2.3 years. See Note 8 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of our fiscal year beginning December 31, 2006, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. We have not determined the effect that the adoption of FIN 48 will have on our financial position and results of operations.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our cash, cash equivalents and short-term investments holdings as of December 30, 2006, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $3.9 million. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There was no change in our internal controls during the fiscal quarter ended December 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 30, 2006, our internal control over financial reporting is effective based on those criteria.

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

Item 10.                 Directors, Executive Officers and Corporate Governance

Set forth below is information regarding the executive officers and directors of Silicon Laboratories as of January 31, 2007.

Name	Age	Position
Navdeep S. Sooch	44	Chairman of the Board
Necip Sayiner	41	Chief Executive Officer, President and Director
William G. Bock	56	Chief Financial Officer and Senior Vice President
Gary R. Gay	56	Vice President of Worldwide Sales
Jonathan D. Ivester	51	Vice President of Worldwide Operations
Paul V. Walsh, Jr.	42	Chief Accounting Officer and Vice President of Finance
David R. Welland	51	Vice President and Director
Harvey B. Cash	68	Director
R. Ted Enloe III	68	Director
Laurence G. Walker	58	Director
William P. Wood	51	Director

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

Necip Sayiner has served as director, President and Chief Executive Officer since September 2005. Prior to joining Silicon Laboratories, Mr. Sayiner held various leadership positions at Agere Systems Inc. From August 2004 to September 2005, Mr. Sayiner served as Vice President and General Manager of Agere’s Enterprise and Networking Division and from March 2002 to August 2004 he served as Vice President and General Manager of Agere’s Networking IC Division. Mr. Sayiner holds a B.S. in electrical engineering and physics from Bosphorus University in Turkey, a M.S. in Electrical Engineering from Southern Illinois University, and a Ph.D. in Electrical Engineering from the University of Pennsylvania.

William G. Bock has served as Senior Vice President and Chief Financial Officer since November 2006. Mr. Bock joined Silicon Laboratories as a director on March 2000, and served as Chairman of the audit committee until November 2006 before he stepped down from the Board of Directors to serve in his current role. From April 2002 to November 2006, Mr. Bock was a partner of CenterPoint Ventures, a venture capital firm. From April 2001 to March 2002, Mr. Bock served as a partner of Verity Ventures, a venture capital firm. From June 1999 to March 2001, Mr. Bock served as a Vice President and General Manager at Hewlett-Packard. Mr. Bock held the position of President and Chief Executive Officer of DAZEL Corporation, a provider of electronic information delivery systems, from February 1997 until its acquisition by Hewlett-Packard in June 1999. From October 1994 to February 1997, Mr. Bock served as Chief Operating Officer of Tivoli Systems, a client server software company, which was acquired by IBM in March 1996. Mr. Bock holds a B.S. in Computer Science from Iowa State University and a M.S. in Industrial Administration from Carnegie Mellon University.

Gary R. Gay joined Silicon Laboratories in October 1997 as Vice President of Worldwide Sales. Previously, Mr. Gay was with Crystal Semiconductor/Cirrus Logic from 1985 to September 1997 where he most recently served as Vice President of North American Sales. From 1979 to 1985, Mr. Gay was International Sales Manager and Asia Pacific Sales Manager with Burr-Brown Corporation, a designer and manufacturer of semiconductor components. Mr. Gay holds a B.S. in Electrical Engineering from the Rochester Institute of Technology.

Jonathan D. Ivester joined Silicon Laboratories in September 1997 as Vice President and has served as Vice President of Worldwide Operations since May 2005. From May 1984 to September 1997, Mr. Ivester was with Applied Materials, a supplier of equipment and services to the semiconductor industry, and served as Director of Manufacturing and Director of U.S. Procurement in addition to various engineering and manufacturing management positions. Mr. Ivester was a scientist at Bechtel Corporation, an engineering and construction company, from 1980 to 1982 and at Abcor, Inc., an ultrafiltration company and subsidiary of Koch Industries, from 1978 to 1980. Mr. Ivester holds a B.S. in Chemistry from the Massachusetts Institute of Technology and a M.B.A. from Stanford University.

Paul V. Walsh, Jr. joined Silicon Laboratories in January 2004 as Director of Finance, Worldwide Operations, and appointed Corporate Controller in May 2005. Most recently, Mr. Walsh served as Interim Chief Financial Officer from May 2006 to November 2006 before promoted to Vice President and Chief Accounting Officer. Prior to joining Silicon Laboratories, Mr. Walsh was Site Controller from February 2003 to January 2004 with PerkinElmer, a supplier to the health sciences and photonics markets, Manufacturing Controller from 2000 to 2003 at Teradyne, a semiconductor equipment supplier, and various operational and finance roles from 1992 to 2000 at Analog Devices, a semiconductor manufacturer. Mr. Walsh also served in a technical capacity from 1987 to 1990 at R.G. Vanderweil Engineers. Mr. Walsh received his B.S. in Mechanical Engineering from the University of Maine, and a M.B.A from Boston University.

David R. Welland co-founded Silicon Laboratories in August 1996, has served as a Vice President and director since our inception and was appointed Fellow in March 2004. From November 1991 until founding Silicon Laboratories, Mr. Welland held various positions at Crystal Semiconductor/Cirrus Logic, a designer and manufacturer of integrated circuits, including Senior Design Engineer. Mr. Welland holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

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

R. Ted Enloe III has served as a director of Silicon Laboratories since April 2003. Mr. Enloe is currently the Managing General Partner of Balquita Partners, Ltd., a family investment firm. Previously, Mr. Enloe served as President and Chief Executive Officer of Optisoft, Inc., a provider of intelligent traffic signal platforms. Mr. Enloe formerly served as Vice Chairman and member of the office of chief executive of Compaq Computer Corporation. He also served as President of Lomas Financial Corporation and Liberté Investors for more than 15 years. Mr. Enloe co-founded a number of other publicly held firms, including Capstead Mortgage Corp., Tyler Cabot Mortgage Securities Corp., and Seaman’s Corp. Mr. Enloe currently serves on the Board of Directors of Leggett & Platt, Inc. and Live Nation, Inc. Mr. Enloe holds a B.S. in Engineering from Louisiana Polytechnic University and a J.D. from Southern Methodist University.

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

William P. Wood has served as a director of Silicon Laboratories since March 1997 and as Lead Director since December 2005. Since 1996, Mr. Wood has also served as general partner of various funds associated with Silverton Partners, a venture capital firm. From 1984 to 2003, Mr. Wood was a general partner, and for certain funds created since 1996, a special limited partner, of various funds associated with Austin Ventures, a venture capital firm. Mr. Wood holds a B.A. in History from Brown University and a M.B.A. from Harvard University.

The remaining information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal One: Election of Director”, “Executive Compensation”, “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and “Code of Ethics.”

Item 11.                 Executive Compensation

The information under the caption “Executive Compensation” and “Proposal One: Election of Director” appearing in the Proxy Statement, is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of Securities” and “Equity Compensation Plan Information” appearing in the Proxy Statement, is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Certain Relationships and Related Transactions, and Director Independence” appearing in the Proxy Statement is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the Proxy Statement is incorporated herein by reference.

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

2.2*	Share Purchase Agreement, dated May 11, 2006, by and between Silicon Laboratories France and the shareholders of Silembia (filed as Exhibit 10.1 to the Form 8-K filed May 15, 2006).
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

10.4*	Form of Addendum to Stock Option Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.5*	Form of Stock Issuance Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.6*	Form of Addendum to Stock Issuance Agreement under Registrant’s 2000 Stock Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005).
10.7*	Silicon Laboratories Inc. Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.8*	Lease Agreement dated June 26, 1998 by and between Silicon Laboratories Inc. and S.W. Austin Office Building Ltd. (filed as Exhibit 10.5 to the IPO Registration Statement).
10.9*	Lease Agreement dated October 27, 1999 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture (filed as Exhibit 10.6 to the IPO Registration Statement).
10.10*

Lease Agreement dated June 29, 2000 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture. (filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

10.11*	Employment Agreement dated August 30, 2005 between Silicon Laboratories Inc. and Dr. Necip Sayiner (filed as Exhibit 10.1 to the Form 8-K filed September 12, 2005).

10.12*	Employment Agreement dated November 3, 2006 between Silicon Laboratories Inc. and William Bock (filed as Exhibit 10.1 to the Form 8-K filed November 8, 2006).
10.13*

Lease, Deed of Trust and Security Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc. and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2006).

10.14*

Participation Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc., Wells Fargo Bank Northwest, National Association and various other financial institutions named therein filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2006).

10.15*	Silicon Laboratories Inc. 2007 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2007).
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page to this Form 10-K).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 6, 2007.

SILICON LABORATORIES INC.
By:	/s/ NECIP SAYINER
Necip Sayiner
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Necip Sayiner and William G. Bock, and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ NAVDEEP S. SOOCH	Chairman of the Board	February 6, 2007
Navdeep S. Sooch
/s/ NECIP SAYINER	President, Chief Executive Officer and	February 6, 2007
Necip Sayiner	Director (Principal Executive Officer)
/s/ WILLIAM G. BOCK	Senior Vice President and Chief Financial	February 6, 2007
William G. Bock	Officer (Principal Financial Officer)
/s/ PAUL V. WALSH, JR.	Vice President (Principal Accounting Officer)	February 6, 2007
Paul V. Walsh, Jr.
Vice President and Director
David R. Welland
/s/ HARVEY B. CASH	Director	February 6, 2007
Harvey B. Cash

/s/ ROBERT TED ENLOE, III	Director	February 6, 2007
Robert Ted Enloe, III
/s/ LAURENCE G. WALKER	Director	February 6, 2007
Laurence G. Walker
/s/ WILLIAM P. WOOD	Director	February 6, 2007
William P. Wood

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Silicon Laboratories Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silicon Laboratories Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Silicon Laboratories Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows of Silicon Laboratories Inc. for each of the three fiscal years in the period ended December 30, 2006 and our report dated February 6, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Austin, Texas
February 6, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Silicon Laboratories Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2007 expressed an unqualified opinion thereon.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ ERNST & YOUNG LLP
Austin, Texas
February 6, 2007

Silicon Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$68,188	$100,504
Short-term investments	318,104	263,206
Accounts receivable, net of allowance for doubtful accounts of $548 at December 30, 2006 and $1,088 at December 31, 2005	49,701	56,883
Inventories	40,282	23,132
Deferred income taxes	13,330	11,505
Prepaid expenses and other	14,102	9,670
Total current assets	503,707	464,900
Property, equipment and software, net	43,321	32,584
Goodwill	78,224	62,877
Other intangible assets, net	21,970	14,838
Other assets, net	39,773	25,863
Total assets	$686,995	$601,062
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,396	$43,846
Accrued expenses	27,929	16,129
Deferred income on shipments to distributors	22,234	17,273
Income taxes	15,063	18,348
Total current liabilities	101,622	95,596
Long-term obligations and other liabilities	16,691	7,418
Total liabilities	118,313	103,014
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 54,802 and 54,530 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	5	5
Additional paid-in capital	373,655	335,284
Deferred stock compensation	—	(1,105)
Retained earnings	195,022	163,864
Total stockholders’ equity	568,682	498,048
Total liabilities and stockholders’ equity	$686,995	$601,062

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Revenues	$464,597	$425,689	$456,225
Cost of revenues	208,217	193,904	206,320
Gross profit	256,380	231,785	249,905
Operating expenses:
Research and development	121,707	101,222	78,056
Selling, general and administrative	102,358	72,553	65,164
In-process research and development	3,200	—	—
Operating expenses	227,265	173,775	143,220
Operating income	29,115	58,010	106,685
Other income (expense):
Interest income	13,745	8,285	3,054
Interest expense	(872)	(322)	(311)
Other income (expense), net	744	(332)	2,148
Income before income taxes	42,732	65,641	111,576
Provision for income taxes	11,574	18,135	34,883
Net income	$31,158	$47,506	$76,693
Net income per share:
Basic	$0.56	$0.89	$1.49
Diluted	$0.54	$0.86	$1.39
Weighted-average common shares outstanding:
Basic	55,346	53,399	51,471
Diluted	57,201	55,485	54,983

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings	Total Stockholders’ Equity
Balance as of January 3, 2004	51,237	$5	$256,792	$(9,257)	$39,665	$287,205
Exercises of stock options	798	—	10,268	—	—	10,268
Income tax benefit from employee stock-based awards	—	—	6,766	—	—	6,766
Repurchase and cancellation of unvested shares	(5)	—	—	—	—	—
Employee Stock Purchase Plan	109	—	2,746	—	—	2,746
Deferred stock compensation	—	—	(233)	233	—	—
Stock compensation	—	—	—	4,237	—	4,237
Purchase acquisition	369	—	11,569	—	—	11,569
Net income	—	—	—	—	76,693	76,693
Balance as of January 1, 2005	52,508	5	287,908	(4,787)	116,358	399,484
Exercises of stock options	1,208	—	17,339	—	—	17,339
Income tax benefit from employee stock-based awards	—	—	4,615	—	—	4,615
Repurchase and cancellation of unvested shares	(31)	—	(12)	—	—	(12)
Employee Stock Purchase Plan	133	—	2,862	—	—	2,862
Deferred stock compensation	—	—	(697)	697	—	—
Stock compensation	—	—	4,289	2,985	—	7,274
Purchase acquisition	712	—	18,980	—	—	18,980
Net income	—	—	—	—	47,506	47,506
Balance as of December 31, 2005	54,530	5	335,284	(1,105)	163,864	498,048
Stock issuances under employee plans, net of shares withheld for taxes	1,677	—	33,504	—	—	33,504
Income tax benefit from employee stock-based awards	—	—	13,044	—	—	13,044
Repurchases of common stock	(1,554)	—	(50,046)	—	—	(50,046)
Employee Stock Purchase Plan	149	—	3,357	—	—	3,357
Reclass due to the adoption of SFAS 123R	—	—	(1,105)	1,105	—	—
Stock compensation	—	—	39,617	—	—	39,617
Net income	—	—	—	—	31,158	31,158
Balance as of December 30, 2006	54,802	$5	$373,655	$—	$195,022	$568,682

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Operating Activities
Net income	$31,158	$47,506	$76,693
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	16,243	17,712	16,191
Loss (gain) on disposal of property, equipment and software	712	124	(2,174)
Amortization of other intangible assets and other assets	4,989	2,818	3,315
Stock compensation expense	39,400	7,274	4,237
Acquired and in-process research and development	3,200	13,687	—
Additional income tax benefit from employee stock-based awards	13,044	4,615	6,766
Excess income tax benefit from employee stock-based awards	(7,402)	—	—
Changes in operating assets and liabilities:
Accounts receivable	7,182	(13,891)	4,887
Inventories	(16,933)	15,273	(4,341)
Prepaid expenses and other assets	(7,768)	(13,119)	(1,602)
Accounts payable	(5,098)	15,829	(10,689)
Accrued expenses	9,951	(4,195)	9,073
Deferred income on shipments to distributors	4,961	3,737	2,010
Deferred income taxes	(7,021)	(3,521)	(3,645)
Income taxes payable	(3,335)	10,141	(4,456)
Net cash provided by operating activities	83,283	103,990	96,265
Investing Activities
Purchases of short-term investments	(404,664)	(385,552)	(638,337)
Sales and maturities of short-term investments	349,766	350,816	541,746
Purchases of property, equipment and software	(29,772)	(20,377)	(20,508)
Proceeds from the sale of property, equipment and software	2,032	266	4,464
Purchases of other assets	(6,477)	(17,458)	(6,328)
Acquisitions of businesses, net of cash acquired	(21,223)	(6)	(114)
Net cash used in investing activities	(110,338)	(72,311)	(119,077)
Financing Activities
Proceeds from Employee Stock Purchase Plan	3,357	2,862	2,746
Proceeds from exercises of stock options	34,800	17,327	10,268
Excess income tax benefit from employee stock-based awards	7,402	—	—
Repurchases of common stock	(50,046)	—	—
Payments on debt	(774)	—	—
Net cash provided by (used in) financing activities	(5,261)	20,189	13,014
Increase (decrease) in cash and cash equivalents	(32,316)	51,868	(9,798)
Cash and cash equivalents at beginning of period	100,504	48,636	58,434
Cash and cash equivalents at end of period	$68,188	$100,504	$48,636
Supplemental Disclosure of Cash Flow Information:
Interest paid	$631	$344	$254
Income taxes paid	$8,519	$6,622	$36,350
Supplemental Disclosure of Non-Cash Activity:
Accrued other assets	$—	$8,126	$2,902
Stock issued for acquisition of business	$—	$18,980	$11,569

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2006

1.   Description of Business

Silicon Laboratories Inc. (the Company), a Delaware corporation, develops and markets mixed-signal analog intensive integrated circuits (ICs) for a broad range of applications for global markets. Within the semiconductor industry, the Company is known as a “fabless” company meaning that the ICs are manufactured by third-party foundry semiconductor companies.

2.   Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal years 2006, 2005 and 2004 were 52-week years and ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar; accordingly, all gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in net income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to accounts receivable, inventories, stock compensation, goodwill, long-lived assets and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

2.   Significant Accounting Policies (Continued)

Reclassifications

A portion of the Company’s sales are made to distributors under agreements allowing for price protection. The Company defers revenue and the related costs on such sales until the distributors sell the product to the end customer. The Company has reclassified estimated credits for price protection in prior periods to conform to the current year presentation. Accordingly, the Company has revised the classification to exclude $16.8 million from deferred income on shipments to distributors at December 31, 2005 and to include such estimated credits of $11.9 million in accounts receivable and $4.8 million in accrued expenses. In addition, the Company has reclassified estimated credits for price protection in its consolidated statement of cash flows for the fiscal years ended December 31, 2005 and January 1, 2005, which affected cash flows as follows (in thousands):

	December 31, 2005	January 1, 2005
Accounts receivable	$8,661	$3,280
Accrued expenses	(3,590)	8,412
Deferred income on shipments to distributors	$(5,071)	$(11,692)

The reclassifications had no impact on the Company’s results of operations or its overall cash flows from operating activities in its consolidated statements of cash flows.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The Company believes all of these financial instruments are recorded at amounts that approximate their current market values.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits and investments with maturities of ninety days or less when purchased.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

2.   Significant Accounting Policies (Continued)

Property, Equipment and Software

Property, equipment, and software are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets ranging from three to five years. Leasehold improvements are depreciated over the contractual lease period or their useful life, whichever is shorter.

Long-Lived Assets

Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from one to nine years.

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

Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually by the Company for possible impairment in accordance with FASB SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. In determining fair value, SFAS 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company tests goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if events occur that would indicate that the carrying value of goodwill may be impaired.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

2.   Significant Accounting Policies (Continued)

Shipping and Handling

Shipping and handling costs are classified as a component of cost of revenues in the consolidated statements of income.

Stock-Based Compensation

The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan. Prior to fiscal 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. Compensation costs related to restricted stock, restricted stock units (RSUs) and stock options granted below fair value were recognized in the consolidated statements of income. In December 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their statement of income.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. See Note 8, “Stockholders’ Equity and Stock-Based Compensation” for further information.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $1.7 million, $1.5 million and $1.5 million in fiscal 2006, 2005, and 2004, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB SFAS No. 109, “Accounting for Income Taxes,” (SFAS 109). This statement requires the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

2.   Significant Accounting Policies (Continued)

Comprehensive Income

Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments. There were no significant differences between net income and comprehensive income during any of the periods presented.

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

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of its fiscal year beginning December 31, 2006, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. The Company has not determined the effect that the adoption of FIN 48 will have on its financial position and results of operations.

3.   Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Net income	$31,158	$47,506	$76,693
Basic:
Weighted-average shares of common stock outstanding	55,346	53,527	51,811
Weighted-average shares of common stock subject to repurchase	—	(128)	(340)
Shares used in computing basic net income per share	55,346	53,399	51,471
Effect of dilutive securities:
Weighted-average shares of common stock subject to repurchase	—	98	274
Contingent shares, acquisition	—	267	139
Stock options and awards	1,855	1,721	3,099
Shares used in computing diluted net income per share	57,201	55,485	54,983
Basic net income per share	$0.56	$0.89	$1.49
Diluted net income per share	$0.54	$0.86	$1.39

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

3.   Earnings Per Share (Continued)

Approximately 3.9 million, 3.7 million and 1.6 million weighted-average dilutive potential shares of common stock have been excluded from the diluted net income per share calculation for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively, as they are anti-dilutive. The Company issued 1.8 million shares of common stock and repurchased 1.6 million shares during the fiscal year ended December 30, 2006.

4.   Balance Sheet Details

Short-term Investments

Short-term investments consist of the following debt securities (in thousands):

	Carrying Value
	December 30, 2006	December 31, 2005
Municipal	$318,104	$262,209
U.S. Government Agency	—	997
	$318,104	$263,206

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Inventories consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Work in progress	$30,863	$15,409
Finished goods	9,419	7,723
	$40,282	$23,132

Property, Equipment and Software

Property, equipment and software consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Equipment	$47,090	$32,880
Computers and purchased software	39,198	31,611
Furniture and fixtures	3,077	1,941
Leasehold improvements	10,322	5,872
	99,688	72,304
Accumulated depreciation	(56,367)	(39,720)
	$43,321	$32,584

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

4.   Balance Sheet Details (Continued)

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 30, 2006	December 31, 2005
Accrued compensation and benefits	$12,128	$7,702
Accrued price protection credits	9,997	4,822
Other	5,804	3,605
	$27,929	$16,129

5.   Risks and Uncertainties

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. At December 30, 2006, three of the Company’s customers, Edom Technology, Samsung and Motorola, represented 41%, 13% and 10% of the Company’s accounts receivable, respectively. At December 31, 2005, one of the Company’s customers, Edom Technology, represented 39% of the Company’s accounts receivable. The Company performs periodic credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company provides an allowance for doubtful accounts based upon the expected collectibility of such receivables. The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

Balance at January 3, 2004	$1,079
Additions charged to bad debt provision	38
Write-off of uncollectible accounts	(29)
Balance at January 1, 2005	1,088
Additions charged to bad debt provision	225
Write-off of uncollectible accounts	(225)
Balance at December 31, 2005	1,088
Reductions credited to bad debt provision	(511)
Write-off of uncollectible accounts	(29)
Balance at December 30, 2006	$548

Suppliers

A significant portion of the Company’s products are fabricated by Taiwan Semiconductor Manufacturing Co. (TSMC). The inability of TSMC to deliver wafers to the Company on a timely basis could impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

5.   Risks and Uncertainties (Continued)

Customers

The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. The Company’s end customers and distributors that accounted for greater than 10% of revenue consists of the following:

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
End Customers
Samsung	11%	14%	17%
Distributors
Edom	38%	29%	20%
Uniquest	**	11%	12%

**             Less than 10% of revenue.

Products

A significant portion of the Company’s revenue is concentrated in the mobile handset market, which represented 44%, 44% and 50% of the Company’s total revenues in fiscal 2006, 2005 and 2004, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

6.   Acquisitions

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

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core & developed technology	$9,400	7.9
Employment-related	100	1.9
In-process research and development	2,600
	12,100
Fair value of net tangible assets	(1,463)
Goodwill	9,883
Total purchase price	$20,520

The in-process research and development (IPR&D) had not achieved technological feasibility and had no alternative future use; therefore, the costs were expensed in the consolidated statement of income on the date of acquisition. The IPR&D consisted of three projects, including two terrestrial broadcast technologies and a satellite broadcast technology. The fair value assigned to the projects was as follows (in thousands):

Project	Fair Value
Terrestrial broadcasting	$1,300
Satellite broadcast	1,300
Total	$2,600

The fair value was determined using a discounted cash flow analysis. The discount rate applicable to the cash flows was 32%. This rate reflects the weighted-average cost of capital and the risks inherent in the development process. Projected costs to complete the projects have been consistent with our assumptions at the time of the acquisition. The Company doesn’t expect the products derived from these technologies to begin to contribute to revenues prior to late fiscal 2007.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

6.   Acquisitions (Continued)

StackCom

On July 19, 2006, the Company completed its acquisition of StackCom, a privately held company developing wireless protocol software stacks for GSM and GPRS mobile applications. The Company acquired all of the outstanding capital stock of StackCom for initial consideration of approximately $6.7 million, which includes direct acquisition costs. Of such consideration, $1.1 million was withheld as security for breaches of representations and warranties and certain other expressly enumerated matters. The Company is also obligated to pay between $0 and $2.0 million to the shareholders of StackCom based on the achievement of certain business performance metrics during the eighteen-month period ending in January 2008. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141 and ,accordingly, the results of StackCom’s operations are included in the Company’s consolidated results of operations from the date of the acquisition. Through the acquisition, the Company acquired software and systems expertise enabling the integration of complete software solutions with future generations of the Company’s AeroFONE single-chip phone. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. None of the goodwill is deductible for tax purposes. The purchase price was allocated as follows: goodwill—$5.5 million; intangible assets—$1.9 million; IPR&D—$0.6 million; and net tangible assets—$(1.3) million.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

6.   Acquisitions (Continued)

Through the acquisition, the Company acquired engineering expertise and significant development progress on high-voltage products. In accordance with Emerging Issues Task Force (EITF) Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” this transaction was accounted for as a purchase of assets. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Employment contract	$1,000	2.0
Employees with skills, knowledge, and relationships	635	5.0
Assembled workforce	508	5.0
	2,143
Acquired research and development	13,687
Net fair value of tangible assets acquired and liabilities assumed	48
Total purchase price	$15,878

7.   Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets are as follows (in thousands):

	Weighted- Average	December 30, 2006		December 31, 2005
	Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Unamortized intangible assets:
Goodwill	Not amortized	$78,224	$—	$62,877	$—
Amortized intangible assets:
Core & developed technology	8.2	$20,450	$(4,103)	$9,250	$(2,112)
Customer relationships	6.0	2,100	(1,069)	2,100	(719)
Internal use software	6.1	1,000	(525)	1,300	(488)
Patents	6.9	4,763	(2,022)	5,193	(1,708)
Employment-related	3.5	2,593	(1,217)	2,448	(426)
Total	7.4	$30,906	$(8,936)	$20,291	$(5,453)

The increases in goodwill and amortized intangible assets are primarily due to the Silembia and Stackcom acquisitions. Amortization expense related to intangible assets for fiscal 2006, 2005, and 2004 was $4.3 million, $2.7 million, and $2.2 million, respectively. The estimated aggregate amortization expense for intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2007	$4,498
2008	$3,991
2009	$3,873
2010	$3,272
2011	$2,623

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

8.   Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company had 54.8 million shares of common stock outstanding as of December 30, 2006. Of these shares, 13,000 shares were unvested and subject to rights of repurchase that lapse according to a time based vesting schedule.

As of December 30, 2006, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	14,898
Employee Stock Purchase Plan	1,227
Total shares reserved	16,125

Share Repurchase Program

In July 2006, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock from time to time over a twelve-month period. The program allows for repurchases to be made in the open market subject to applicable legal requirements and other factors. As of December 30, 2006, the Company had repurchased 1.6 million shares of its common stock under this plan for $50.0 million at an average purchase price of $32.17 per share.

Stock-Based Compensation

The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan, which are described below. Prior to fiscal 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS 123. Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Results for prior periods have not been restated.

The Company’s income before income taxes for fiscal 2006 was lower by $25 million and net income was lower by $21 million, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. For the same period, basic earnings per share was $0.37 lower and diluted earnings per share was $0.35 lower, due to the Company adopting SFAS 123R.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows. As a result, $7.4 million of excess tax benefits for fiscal 2006 have been classified as financing cash flows.

The shares issuable under the 2000 Stock Incentive Plan and Employee Stock Purchase Plan automatically increase on the first stock market trading day of each calendar year. On January 3, 2006 the amount of shares reserved for the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan increased by 2.7 million and 250,000, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

8.   Stockholders’ Equity and Stock-Based Compensation (Continued)

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

The Company granted 0.3 million, 1.6 million and 1.9 million stock options, and 1.0 million, 1.2 million  and zero RSUs from the 2000 Plan during fiscal 2006, 2005 and 2004, respectively. An additional $2.5 million was recorded in selling, general and administrative expense during fiscal 2005 in connection with certain modifications of non-employee stock compensation. The Company accelerated the  vesting of certain options and stock awards and extended the exercise period of the options pursuant to a separation agreement between the Company and its former CEO in fiscal 2005. There were no other significant modifications made to any stock grants during these periods.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company’s Board of Directors in fiscal 2000. Eligible employees may purchase a limited number of shares of the Company’s common stock at 85% of the market value during a series of offering periods. Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months. During fiscal 2006, 2005 and 2004, the Company issued 149,000, 133,000 and 109,000 shares under the Purchase Plan. The weighted-average fair value for purchase rights granted under the Purchase Plan for fiscal 2006 was $13.14 per share.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

8.   Stockholders’ Equity and Stock-Based Compensation (Continued)

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

The weighted-average fair value of share-based payments was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
2000 Stock Incentive Plan:
Expected volatility	59%	53%	60%
Risk-free interest rate %	4.6%	3.9%	3.5%
Expected term (in years)	5.3	4.8	5.7
Dividend yield	—	—	—
Employee Stock Purchase Plan:
Expected volatility	50%	55%	73%
Risk-free interest rate %	5.0%	3.5%	1.4%
Expected term (in months)	8	15	17
Dividend yield	—	—	—

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

8.   Stockholders’ Equity and Stock-Based Compensation (Continued)

A summary of the Company’s stock compensation activity with respect to fiscal 2006 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(000s)			($000s)
Outstanding at December 31, 2005	9,374	$29.23
Granted	295	35.15
Exercised	(1,578)	22.07
Cancelled or expired	(383)	31.92
Outstanding at December 30, 2006	7,708	$30.79	6.37	$51,979
Vested at December 30, 2006 and expected to vest	7,509	$30.73	6.33	$51,293
Exercisable at December 30, 2006	4,965	$29.23	5.66	$42,115

Restricted Stock Units	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Vesting Term	Aggregate Intrinsic Value
	(000s)			($000s)
Outstanding at December 31, 2005	1,151	$0.00
Granted	1,013	0.00
Issued	(137)	0.00
Cancelled or expired	(86)	0.00
Outstanding at December 30, 2006	1,941	$0.00	2.34	$67,272
Outstanding at December 30, 2006 and expected to vest	1,726	$0.00	2.26	$59,790
Exercisable at December 30, 2006	—	$—	—	$—

A summary of the Company's stock compensation activity with respect to fiscal 2004 and 2005 follows:

	Options and Awards	Weighted- Average Exercise Price
	(000s)
Outstanding at January 3, 2004	8,990	$23.77
Granted	1,949	39.50
Exercised	(797)	12.90
Cancelled	(161)	33.95
Outstanding at January 1, 2005	9,981	27.54
Options granted	1,630	31.09
Awards granted	1,154	—
Exercised	(1,209)	14.35
Options cancelled	(1,028)	33.25
Awards cancelled	(3)	—
Outstanding at December 31, 2005	10,525	$29.23

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

8.   Stockholders’ Equity and Stock-Based Compensation (Continued)

The following summarizes the Company’s weighted average fair value at the date of grant:

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Per grant of stock options	$19.73	$15.15	$22.41
Per grant of RSUs	$37.56	$32.17	$—

The following summarizes the Company’s stock-based payment and stock option values (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Intrinsic value of stock options exercised	$41,440	$22,491	$26,316
Intrinsic value of RSUs that vested	$4,653	$—	$—
Grant date fair value of RSUs that vested	$4,393	$—	$—

The Company had approximately $114 million of total unrecognized compensation costs related to stock options and RSUs at December 30, 2006 that are expected to be recognized over a weighted-average period of 2.3 years. There were no significant stock compensation costs capitalized into assets as of December 30, 2006.

The Company received cash of $34.8 million for the exercise of stock options during fiscal 2006. Cash was not used to settle any equity instruments previously granted. The Company issues shares from the 2000 Stock Incentive Plan reserve upon the exercise of stock options and vesting of RSUs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.

The following are the stock-based compensation costs recognized in the Company’s consolidated statements of income (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Cost of revenues	$904	$98	$90
Research and development	19,298	2,802	3,139
Selling, general and administrative	19,198	4,374	1,008
Total decrease in income before income taxes	39,400	7,274	4,237
Decrease in provision for income taxes	(6,983)	(2,626)	(1,883)
Decrease in net income	$32,417	$4,648	$2,354

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

8.   Stockholders’ Equity and Stock-Based Compensation (Continued)

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company’s stock option plans for fiscal 2005 and 2004. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods (in thousands, except per-share amounts):

	Year End
	December 31, 2005	January 1, 2005
Net income—as reported	$47,506	$76,693
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	4,648	2,354
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(30,693)	(29,998)
Pro forma net income	$21,461	$49,049
Net income per share:
Basic—as reported	$0.89	$1.49
Basic—pro forma	$0.40	$0.95
Diluted—as reported	$0.86	$1.39
Diluted—pro forma	$0.39	$0.90

9.   Employee Benefit Plan

The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company’s contributions to the 401(k) Plan vest over four years at a rate of 25% per year. The Company contributed $2.4 million, $0.7 million and $0.7 million to the 401(k) Plan during fiscal 2006, 2005 and 2004, respectively. The increase in fiscal 2006 is primarily due to the Company increasing the amount of matching contributions per employee in 2006.

10.   Commitments and Contingencies

Operating Leases

The Company leases its facilities under operating lease agreements that expire at various dates through 2013. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

Rent expense under operating leases was $5.8 million, $3.4 million and $3.0 million for fiscal 2006, 2005 and 2004, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

10.   Commitments and Contingencies (Continued)

The minimum annual future rentals under the terms of these leases at December 30, 2006 are as follows (in thousands):

Fiscal Year
2007	$7,182
2008	6,737
2009	5,981
2010	3,476
2011	2,895
Thereafter	3,619
Total minimum lease payments	29,890
Minimum sublease rental income	(7,289)
Total net minimum lease payments	$22,601

The Company has an accrual of $2.3 million at December 30, 2006 for the present value of estimated future obligations for non-cancelable lease payments (net of estimated sublease income) related to vacating certain leased facilities. See Note 13, “Headquarter Relocation Costs” for further information.

In March 2006, the Company entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for its corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $17.9 million over the remaining term assuming LIBOR averages 5.36% during such term).

The Company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel the Company to purchase the facility. The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million and a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 1.5 to 1. As of December 30, 2006, the Company believes it was in compliance with all covenants of the lease.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

10.   Commitments and Contingencies (Continued)

In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company determined that the fair value associated with the guaranteed residual value was $1.0 million. The amount was recorded in “Other assets, net” and “Long-term obligations and other liabilities” in the consolidated balance sheets and is being amortized over the term of the lease.

The Company is required to periodically evaluate the expected fair value of the facility at the end of the lease term. If the Company determines that it is estimable and probable that the expected fair value will be less than $44.3 million, it will ratably accrue the loss up to a maximum of approximately $35.3 million over the remaining lease term. As of December 30, 2006, the Company has determined that a loss contingency accrual is not required.

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock. The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies. A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in the Silicon Laboratories case.

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing by the full court. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing by the full court on January 5, 2007.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

10.   Commitments and Contingencies (Continued)

Pursuant to the settlement and related agreements, if the settlement receives final approval by the Court, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the Plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JP Morgan Chase preliminary agreement, if approved, will only offset the insurers’ obligation to cover the remainder of the Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan Chase settlement, or $212.5 million. Therefore, if the JP Morgan Chase preliminary agreement to settle is preliminarily and then finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. However, future settlements with other underwriters would further reduce that liability. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan Chase preliminary agreement.

The Company anticipates that its potential financial obligation to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. The Company is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers appear to be solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, the Company does not expect that the settlement would involve any material payment by it. Furthermore, even if the Company’s insurance was unavailable due to insurer insolvency or otherwise, the Company expects that its maximum financial obligation to plaintiffs pursuant to the settlement agreement would be approximately $3.4 million. However, if the JPMorgan Chase settlement is preliminarily and then finally approved, the Company’s maximum financial obligation to the plaintiffs pursuant to the settlement agreement would be approximately $2.7 million.

There is no assurance that the Court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, or whether the outcome would have a material impact on the Company’s results of operations or financial position.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

10.   Commitments and Contingencies (Continued)

Patent and Copyright Infringement Litigation

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

On December 14, 2006, Analog Devices, Inc. (Analog Devices), a Massachusetts corporation, filed a lawsuit against the Company, in the United States District Court in the District of Massachusetts, alleging infringement of United States Patents 7,075,329, 6,262,600, 6,525,566, 6,903,578 and 6,873,065, and copyright infringement of certain Analog Devices datasheets. The lawsuit relates to the Company’s Si843x and Si844x family of digital isolator products and alleges that the infringement was and continues to be willful. At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

Other Litigation

The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

11.   Income Taxes

Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Current:
Domestic	$17,966	$21,110	$38,925
International	2,071	820	917
Total Current	20,037	21,930	39,842
Deferred:
Domestic	(8,284)	(4,132)	(4,449)
International	(179)	337	(510)
Total Deferred	(8,463)	(3,795)	(4,959)
	$11,574	$18,135	$34,883

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

11.   Income Taxes (Continued)

The Company’s provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Federal statutory rate	35.0%	35.0%	35.0%
Stock compensation	16.1	—	—
Foreign tax rate benefit	(12.1)	(5.7)	—
Tax-exempt interest income	(10.2)	(3.3)	(0.8)
Research and development tax credits	(9.1)	(4.6)	(3.0)
Acquired & in-process research and development	2.5	7.3	—
State tax expense	2.1	0.9	1.0
Other	2.8	(2.0)	(0.9)
	27.1%	27.6%	31.3%

Income before income taxes included approximately $21.0 million, $19.0 million, and $1.9 million related to foreign operations in fiscal 2006, 2005, and 2004, respectively.

At the end of fiscal 2006, undistributed earnings of the Company’s foreign subsidiaries of approximately $42.8 million are considered permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

Significant components of the Company’s deferred taxes as of December 30, 2006 and December 31, 2005 are as follows (in thousands):

	December 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$6,315	$6,559
Stock compensation	5,920	594
Depreciable assets	19,277	—
Research and development tax credit carryforwards	2,480	2,062
Reserves and allowances	492	1,193
Deferred income on shipments to distributors	4,473	8,063
Accrued liabilities and other	3,503	2,309
	42,460	20,780
Less: Valuation allowance	(337)	(517)
	42,123	20,263
Deferred tax liabilities:
Acquired intangibles	7,699	3,973
Depreciable assets	—	621
Long term obligations for tax purposes	15,167	—
Prepaid expenses and other	690	615
	23,556	5,209
Net deferred tax assets	$18,567	$15,054

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

11.   Income Taxes (Continued)

As of December 30, 2006, the Company had federal net operating loss and research and development credit carryforwards of approximately $17.2 million and $0.6 million, respectively, as a result of the Cygnal Integrated Products and Silicon MAGIKE acquisitions. These carryforwards expire in fiscal years 2019 through 2025. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used. In fiscal 2005, the Company eliminated $3.1 million of the remaining valuation allowance related to Cygnal net operating loss carryforwards based on its expectations of the future realizability of the net operating loss carryforwards. The elimination of this valuation allowance plus other adjustments reduced goodwill by $2.9 million.

The Company also had state research and development credit carryforwards of approximately $3.2 million which expire in fiscal years 2023 through 2026 and are projected to be utilized against state income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Upon the acquisition of Silembia in May 2006 and StackCom in July 2006, the Company recorded net deferred tax liabilities of approximately $3.2 million and $0.7 million, respectively, due to differences between book and tax bases of acquired assets and assumed liabilities. Upon the acquisition of Silicon MAGIKE in August 2005, the Company recorded a net deferred tax liability of approximately $0.7 million due to differences between book and tax bases of acquired assets and assumed liabilities.

The Company’s operations in Singapore are subject to reduced tax rates through 2019, as long as certain conditions are met. The income tax benefit reflected in earnings was approximately $4.1 million (representing $0.07 per diluted share) in 2006, and $3.2 million (representing $0.06 per diluted share) in 2005.

The examination of the Company’s 2002 and 2003 federal income tax returns by the U.S. Internal Revenue Service was completed in fiscal 2006 and there was no material adverse effect on the Company’s financial statements. In fiscal 2006, the 2003, 2004 and 2005 corporate income tax returns for the Company’s operations in France were selected for audit and are currently under examination by the French tax authorities. The Company’s provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of the Company’s corporate tax returns that have been filed with federal, state or foreign taxing authorities. The Company establishes tax reserves when it determines that the related tax contingency meets the probable and estimable criteria of SFAS No. 5, “Accounting for Contingencies.”  The amounts ultimately paid upon resolution of these contingencies could be materially different from the amounts included in the provision for income taxes and result in additional tax benefit or expense depending on the ultimate outcome.

12.   Segment Information

The Company has one operating segment, mixed-signal analog intensive ICs, consisting of numerous product areas. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 30, 2006

12.   Segment Information (Continued)

Revenue is attributed to a geographic area based on the end customer’s shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
United States	$49,233	$39,812	$51,591
China	104,357	93,424	46,553
Taiwan	96,921	71,359	70,799
South Korea	87,663	71,711	129,179
Rest of world	126,423	149,383	158,103
Total	$464,597	$425,689	$456,225

The following summarizes the Company’s long-lived assets by geographic area (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005
United States	$142,716	$125,035
France	24,971	5,066
Rest of world	7,052	1,747
Total	$174,739	$131,848

The following summarizes the Company’s revenue by product category (in thousands):

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
Broad-based mixed-signal	$258,138	$237,101	$227,469
Mobile handset	206,459	188,588	228,756
Total	$464,597	$425,689	$456,225

13.   Headquarter Relocation Costs

In fiscal 2006, the Company relocated most of its Austin, Texas employees to a new corporate headquarters. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a charge of $3.0 million related to vacating certain leased facilities, consisting of the following:

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

The charges were recorded in the “selling, general and administrative” line of the consolidated statements of income. The remaining accrual balance for the vacated facilities was $2.3 million as of December 30, 2006.

Supplementary Financial Information (Unaudited)

Quarterly financial information for fiscal 2006 and 2005 is as follows. All quarterly periods reported here had thirteen weeks (in thousands, except per share amounts):

	Fiscal 2006
	Fourth Quarter	Third Quarter		Second Quarter	First Quarter
Revenues	$111,012	$115,540		$123,504	$114,540
Cost of revenues	51,778	52,142		52,996	51,300
Gross profit	59,234	63,398		70,508	63,240
Operating expenses:
Research and development	32,419	31,264		30,467	27,557
Selling, general and administrative	24,185	27,308	(1)	26,163	24,702
In-process research and development	—	600		2,600	—
Operating expenses	56,604	59,172		59,230	52,259
Operating income	2,630	4,226		11,278	10,981
Other income (expense):
Interest income	3,394	3,525		3,623	3,202
Interest expense	(237)	(236)		(225)	(175)
Other income (expense), net	400	53		45	247
Income before income taxes	6,187	7,568		14,721	14,255
Provision for income taxes	964	2,834		4,584	3,191
Net income	$5,223	$4,734		$10,137	$11,064
Net income per share:
Basic	$0.10	$0.08		$0.18	$0.20
Diluted	$0.09	$0.08		$0.18	$0.19
Weighted-average common shares outstanding:
Basic	54,715	55,725		55,842	55,066
Diluted	56,109	57,151		57,858	57,656

	Fiscal 2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$109,856	$103,913	$107,156	$104,764
Cost of revenues	49,499	47,269	48,576	48,560
Gross profit	60,357	56,644	58,580	56,204
Operating expenses:
Research and development	23,692	36,604 (2)	21,374	19,553
Selling, general and administrative	18,898	17,480	19,297 (3)	16,878
Operating expenses	42,590	54,084	40,671	36,431
Operating income	17,767	2,560	17,909	19,773
Other income (expense):
Interest income	2,743	2,138	1,992	1,412
Interest expense	(191)	(30)	(45)	(56)
Other income (expense), net	(91)	(48)	(178)	(15)
Income before income taxes	20,228	4,620	19,678	21,114
Provision for income taxes	4,965	5,365	4,064	3,741
Net income (loss)	$15,263	$(745)	$15,614	$17,373
Net income (loss) per share:
Basic	$0.28	$(0.01)	$0.29	$0.33
Diluted	$0.27	$(0.01)	$0.28	$0.31
Weighted-average common shares outstanding:
Basic	54,210	53,770	53,149	52,468
Diluted	56,206	53,770	55,027	55,365

(1)           Includes $3.0 million related to the relocation of our corporate headquarters.

(2)           Includes $13.7 million for acquired research and development related to our acquisition of Silicon MAGIKE.

(3)           Includes $1.9 million in connection with certain modifications of non-employee stock compensation.