Form 10-Q
period 2007-03-31
SILICON LABORATORIES INC
filed 2007-05-03
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

☐ Yes ☒ No

     As of April 27, 2007, 54,766,495 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$213,594	$68,188
Short-term investments	452,686	318,104
Accounts receivable, net of allowance for doubtful accounts of $617 at March 31, 2007 and $421 at December 30, 2006	33,311	36,657
Inventories	21,465	22,016
Deferred income taxes	8,263	12,118
Prepaid expenses and other	27,552	12,944
Current assets of discontinued operations	21,346	33,680
Total current assets	778,217	503,707
Property, equipment and software, net	32,669	34,070
Goodwill	65,840	65,680
Other intangible assets, net	19,206	20,271
Other assets, net	25,929	24,528
Non-current assets of discontinued operations	—	38,739
Total assets	$921,861	$686,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,997	$26,438
Accrued expenses	20,716	23,051
Deferred income on shipments to distributors	23,825	20,568
Income taxes	42,907	15,063
Current liabilities of discontinued operations	21,611	16,502
Total current liabilities	139,056	101,622
Long-term obligations and other liabilities	53,045	15,641
Non-current liabilities of discontinued operations	—	1,050
Total liabilities	192,101	118,313

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 54,716 and 54,802 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	5	5
Additional paid-in capital	379,120	373,655
Retained earnings	350,635	195,022
Total stockholders’ equity	729,760	568,682
Total liabilities and stockholders’ equity	$921,861	$686,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenues	$73,814	$66,652
Cost of revenues	28,439	21,127
Gross profit	45,375	45,525
Operating expenses:
Research and development	24,807	21,069
Selling, general and administrative	24,292	20,731
Operating expenses	49,099	41,800
Operating income (loss)	(3,724)	3,725
Other income (expense):
Interest income	3,835	3,202
Interest expense	(231)	(175)
Other income (expense), net	(119)	247
Income (loss) from continuing operations before income taxes	(239)	6,999
Provision for income taxes	507	1,801
Income (loss) from continuing operations	(746)	5,198
Income from discontinued operations, net of income taxes	156,359	5,866
Net income	$155,613	$11,064

Basic earnings per share:
Income (loss) from continuing operations	$(0.01)	$0.09
Net income	$2.84	$0.20

Diluted earnings per share:
Income (loss) from continuing operations	$(0.01)	$0.09
Net income	$2.84	$0.19

Weighted-average common shares outstanding:
Basic	54,806	55,066
Diluted	54,806	57,656

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Operating Activities
Net income	$155,613	$11,064
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	(156,359)	(5,866)
Depreciation and amortization of property, equipment and software	2,787	3,960
Loss (gain) on disposal of property, equipment and software	153	(129)
Amortization of other intangible assets and other assets	1,234	982
Stock compensation expense	11,770	7,706
Additional income tax benefit from employee stock-based awards	756	5,648
Excess income tax benefit from employee stock-based awards	(478)	(2,848)
Changes in operating assets and liabilities:
Accounts receivable	3,346	(916)
Inventories	734	266
Prepaid expenses and other assets	2,416	(7,768)
Accounts payable	1,160	3,696
Accrued expenses	(5,102)	17
Deferred income on shipments to distributors	3,257	1,747
Deferred income taxes	26	(1,610)
Income taxes	1,038	5,382
Net cash provided by operating activities of continuing operations	22,351	21,331
Investing Activities
Purchases of short-term investments	(181,435)	(80,452)
Sales and maturities of short-term investments	46,853	42,164
Purchases of property, equipment and software	(1,522)	(625)
Proceeds from sales of assets	270,750	49
Purchases of other assets	—	(1,412)
Net cash provided by (used in) investing activities of continuing operations	134,646	(40,276)
Financing Activities
Proceeds from exercises of stock options	1,995	19,967
Excess income tax benefit from employee stock-based awards	478	2,848
Repurchases of common stock	(13,149)	—
Net cash provided by (used in) financing activities of continuing operations	(10,676)	22,815
Discontinued Operations
Operating activities	(833)	279
Investing activities	(633)	(2,363)
Financing activities	551	3,305
Net cash provided by (used in) discontinued operations	(915)	1,221

Increase in cash and cash equivalents	145,406	5,091
Cash and cash equivalents at beginning of period	68,188	100,504
Cash and cash equivalents at end of period	$213,594	$105,595
Supplemental Disclosure of Cash Flow Information:
Interest paid	$112	$144
Income taxes paid	$16	$807
Supplemental Disclosure of Non-Cash Activity:
Proceeds from sale of assets held in escrow	$14,250	$—
Receivable for sale of property, equipment and software	$—	$2,172

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2007 and December 30, 2006, the condensed consolidated results of its operations for the three months ended March 31, 2007 and April 1, 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and April 1, 2006.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles.  Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 30, 2006, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 7, 2007.

Reclassifications

     A portion of the Company’s sales are made to distributors under agreements allowing for price protection.  The Company defers revenue and the related costs on such sales until the distributors sell the product to the end customer.  The Company has reclassified estimated credits for price protection in prior periods to conform to the current year presentation.  Accordingly, the Company has reclassified estimated credits for price protection in its condensed consolidated statement of cash flows for the three months ended April 1, 2006, which affected cash flows as follows (in thousands):

April 1, 2006
Accounts receivable	$1,403
Accrued expenses	(1,174)
Deferred income on shipments to distributors	$(229)

     The reclassifications had no impact on the Company’s results of operations or its overall cash flows from operating activities in its condensed consolidated statements of cash flows.

Comprehensive Income

     Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments.  There were no significant differences between net income and comprehensive income during any of the periods presented.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Recent Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items.  The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.

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

2. Discontinued Operation

      On February 8, 2007, the Company entered into a Sale and Purchase Agreement (“Purchase Agreement”)  pursuant to which it sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”) in exchange for $285 million in cash, including $14.3 million held in escrow, with additional earn-out potential of up to an aggregate of $65 million over the next three years.  The sale was completed on March 23, 2007.

      The financial results of the sold product lines have been presented as discontinued operations in the condensed consolidated financial statements.  As a result, the footnote disclosures have also been revised to exclude amounts related to the discontinued operations.  The following summarizes results from the discontinued operations (in thousands, except per share data):

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenues	$37,988	$47,888
Costs of revenues and operating expenses	36,691	40,633
	1,297	7,255
Gain on sale of discontinued operations	222,338	—
Income from discontinued operations before income taxes	223,635	7,255
Provision for income taxes	67,276	1,389
Income from discontinued operations, net of income taxes	$156,359	$5,866

Income from discontinued operations per common share:
Basic	$2.85	$0.11
Diluted	$2.85	$0.10

Weighted-average common shares outstanding:
Basic	54,806	55,066
Diluted	54,806	57,656

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The following are the assets and liabilities from discontinued operations that have been retained by the Company and that are included in the condensed consolidated balance sheet (in thousands):

March 31, 2007
Assets
Accounts receivable	$21,241
Other assets	105
Total assets	$21,346

Liabilities
Accounts payable	$9,916
Accrued expenses	10,115
Deferred income on shipments to distributors	1,580
Total liabilities	$21,611

Continuing Involvement

     In connection with the closing of the sale, the Company entered into certain ancillary agreements with NXP, including a Transition Services Agreement (“TSA”) and an Intellectual Property License Agreement (“IPLA”).  Through the TSA, the Company agreed to sublease certain premises to NXP and to provide various temporary support services, such as IT support services.  Such services are expected to be provided for approximately three to six months from the closing date.  The fees for these services will be generally equivalent to the Company’s cost.  Through the IPLA, the Company granted NXP a license with respect to retained intellectual property and NXP granted a license to the Company with respect to transferred intellectual property.  However, these cross-license agreements do not involve the receipt or payment of any royalties and therefore are not considered to be a component of continuing involvement.

     Although the services provided under the TSA generate continuing cash flows between the Company and NXP, the amounts are not considered to be significant to the ongoing operations of either entity.  In addition, the Company has no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of NXP. Under the provisions of EITF Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the Company therefore has no significant continuing involvement in the operations of the former product lines sold to NXP and has classified such operating results as discontinued operations.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended
	March 31, 2007	April 1, 2006
Income (loss) from continuing operations	$(746)	$5,198

Shares used in computing basic earnings per share	54,806	55,066

Effect of dilutive securities:
Stock options and awards	—	2,590
Shares used in computing diluted earnings per share	54,806	57,656

Income (loss) from continuing operations
Basic earnings per share	$(0.01)	$0.09
Diluted earnings per share	$(0.01)	$0.09

     Approximately 4.9 million and 2.5 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended March 31, 2007 and April 1, 2006, respectively, as they are anti-dilutive.  Further, shares used in calculating diluted earnings per share for the three months ended March 31, 2007 exclude 1.5 million shares due to the Company’s loss from continuing operations for the period.  The Company issued 0.4 million shares of common stock and repurchased 0.5 million shares during the three months ended March 31, 2007 as part of the previously announced share repurchase program.  Almost 0.1 million shares were withheld by the Company during the period to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s 2000 Stock Incentive Plan.

4. Balance Sheet Details

Inventories

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Inventories (excluding discontinued operations) consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Work in progress	$18,280	$16,332
Finished goods	3,185	5,684
	$21,465	$22,016

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Long-term obligations and other liabilities

Long-term obligations and other liabilities consist of the following (in thousands):

	March 31, 2007	December 30, 2006
Unrecognized tax benefits	$37,771	$—
Other	15,274	15,641
	$53,045	$15,641

5. Stock-Based Compensation and Share Repurchase Program

Stock-Based Compensation

     The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan (the “Purchase Plan”).  Effective January 1, 2006, the Company adopted FASB SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified-prospective-transition method.

Accounting for Stock Compensation

     Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Purchase Plan.  Restricted stock unit (RSU) fair values generally equal their intrinsic value on the date of grant.  The weighted-average fair value of share-based payments was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31, 2007	April 1, 2006
2000 Stock Incentive Plan:
Expected volatility	53.5%	—
Risk-free interest rate %	4.8%	—
Expected term (in years)	5.0	—
Dividend yield	—	—

     There were no stock options granted during the three months ended April 1, 2006 and no enrollments into the Purchase Plan during the three months ended March 31, 2007 or April 1, 2006.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Cost of revenues	$307	$144
Research and development	5,371	2,916
Selling, general and administrative	6,092	4,894
	11,770	7,954
Provision for income taxes	2,068	1,547
Decrease in income (loss) from continuing operations	9,702	6,407
Discontinued operations , net of income tax	5,897	1,681
Decrease in net income	$15,599	$8,088

     The Company recorded  $3.3 million of stock compensation expense in continuing operations during the three months ended March 31, 2007 for a one-time equity award to employees retained by the Company after the sale of the Aero product lines.

     The Company recorded an additional $5.5 million in “Income from discontinued operations, net of income taxes” during the three months ended March 31, 2007 in connection with modifications of equity grants to employees who were hired by NXP associated with the sale of the Aero product lines.  As of the closing date of the sale, the Company accelerated the vesting of 0.5 million shares of options and awards, and extended the exercise period of 0.9 million shares of options through December 31, 2007.  Further, the Company cancelled 0.3 million shares of unvested and outstanding options and awards related to the terminated employees.  There were no significant modifications made to any other stock grants during this period.

     The Company had approximately $101.8 million of total unrecognized compensation costs related to stock options and RSUs at March 31, 2007 that are expected to be recognized over a weighted-average period of 2.3 years.

Share Repurchase Program

     In July 2006, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock from time to time over a twelve-month period.  The program allows for repurchases to be made in the open market subject to applicable legal requirements and other factors.  As of March 31, 2007, the Company had repurchased 2.0 million shares of its common stock under this plan for $64.7 million at an average purchase price of $31.57 per share.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6.  Commitments and Contingencies

Securities Litigation

     On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  On February 19, 2003, the District Court denied the motion to dismiss the complaint against the Company.  On October 13, 2004, the District Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  The Underwriter Defendants appealed the decision and a panel of the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006.  Plaintiffs filed a petition for rehearing on January 5, 2007.  On April 6, 2007, the Second Circuit denied the petition for rehearing, but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

     Prior to the Second Circuit’s decision, the Company had approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the purported plaintiff class and the vast majority of the other approximately 300 issuer defendants.  It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement (which has not yet been finally approved by the Court) because the proposed settlement involves the certification of the case as a class action as part of the approval process.  The District Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on plaintiffs’ petition for rehearing.

     The Company anticipates that its potential financial obligation to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements would be covered by existing insurance.  There is no assurance that the Court will grant final approval to the issuers’ settlement.  If the settlement agreement is not approved and the Company is found liable, the Company is unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, or whether the outcome would have a material impact on the Company’s results of operations or financial position.

Patent and Copyright Infringement Litigation

     On December 14, 2006, Analog Devices, Inc. (Analog Devices), a Massachusetts corporation, filed a lawsuit against the Company, in the United States District Court in the District of Massachusetts, alleging infringement of United States Patents 7,075,329, 6,262,600, 6,525,566, 6,903,578 and 6,873,065, and copyright infringement of certain Analog Devices datasheets.  On January 31, 2007, the Company filed its answer to Analog Devices’ complaint, in which the Company denied infringement and asserted that Analog Devices’ patents are invalid.  The Company also filed counterclaims in which it alleged that Analog Devices has engaged in unfair competition under both state and federal law.  The Court has scheduled a trial date in May 2008.  The lawsuit relates to the Company’s Si843x and Si844x family of digital isolator products and alleges that the infringement was and continues to be willful.  At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Other Litigation

     The Company is involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations.

Discontinued Operations Indemnification

     In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to (a) liabilities for breach of the Company’s representations and warranties in the Purchase Agreement, (b) liabilities for breach of the Company’s covenants or agreements pursuant to the Purchase Agreement, (c) liabilities of the Company that were not assumed by NXP and (d) liabilities for certain tax matters.  With respect to breaches of representations and warranties, the Company’s maximum potential exposure is limited to $14.3 million (the amount of cash proceeds held in escrow).  There is no contractual limit on exposure with respect to the other liabilities.  As of March 31, 2007, the Company had no material liabilities recorded under these indemnification obligations.

7. Income Taxes

     The Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” at the beginning of fiscal year 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits.  As of the date of adoption, the Company had $20.9 million of unrecognized tax benefits, of which $20.1 million would affect the effective tax rate if recognized.  Also as of the date of adoption, it was deemed reasonably possible that the Company would recognize tax benefits in the amount of $7.0 million in the next twelve months due to the closing of open tax years.  The nature of the uncertainty relates to deductions taken on returns that had previously been examined by the applicable tax authority.

     At March 31, 2007, the Company had $37.8 million of unrecognized tax benefits, of which $36.9 million would affect the effective tax rate if recognized.  During the quarter ended March 31, 2007, the Company had additions of $16.9 million to its unrecognized tax benefits, primarily related to tax consequences associated with discontinued operations.

     The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.  As of the date of adoption, the Company had approximately $2.3 million of accrued interest related to uncertain tax positions.

     The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st.  Fiscal year 2007 will have 52 weeks.  Our first quarter of fiscal year 2007 ended March 31, 2007.  Our first quarter of fiscal year 2006 ended April 1, 2006.  All of the quarterly periods reported in this quarterly report on Form 10-Q had thirteen weeks.  Except as noted, financial results are for continuing operations.  Our former Aero product lines are reported as discontinued operations.  The sale of these product lines closed on March 23, 2007.

Overview

     We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process.  Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management.  Our major customers include 2Wire, Echostar, LSI, Motorola, Panasonic,  Sagem, Samsung, Tellabs, Thomson and Toshiba.

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

     Our product set addresses a variety of broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets.  We group our products into the following categories: ISOmodem® embedded modems; broadcast products, which include our broadcast radio tuners and transmitters, satellite receivers and satellite radio tuner; voice over IP products, which include our ProSLIC® subscriber line interface circuits and voice direct access arrangement (DAA); microcontrollers; timing products, which include our precision clock & data recovery ICs and oscillators; power products, which include our Power over Ethernet controller; and mature products, which include our silicon DAA, DSL analog front end ICs, optical physical layer transceivers and RF Synthesizers.

      Through acquisitions and internal development efforts, we have continued to further diversify our product portfolio, and we continue to introduce next generation ICs with added functionality and further integration.  In 2006, we introduced a family of highly integrated FM transmitters, a family of digital isolator products, a Power over Ethernet controller and we expanded our microcontroller portfolio with the addition of new USB microcontrollers, Embedded Ethernet solutions and a family of highly-integrated microcontrollers designed specifically for automotive electronics.  In the first quarter of 2007, we introduced a fully integrated AM/FM radio receiver and families of jitter-attenuating clock multipliers, single-chip FM radio transceivers and small form factor microcontrollers.  We plan to continue to introduce products that increase the content we provide for existing applications and enable us to serve markets we do not currently address, thereby expanding our total available market opportunity.

     We had no customers that accounted for more than 10% of our revenues during the three months ended March 31, 2007.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Avnet, represented 42% and 12% of our revenues during the three months ended March 31, 2007, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended March 31, 2007.

     The percentage of our revenues derived from customers located outside of the United States was 84% in fiscal 2006, which reflects our product and customer diversification and market penetration for our products, as many of our customers manufacture and design their products in Asia.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

     Because many of our ICs are designed for use in consumer products such as personal computers, personal video recorders, set-top boxes and mobile handsets, we expect that the demand for our products will be typically subject to some degree of seasonal demand.  However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

Discontinued Operation

     On February 8, 2007, we entered into a Sale and Purchase Agreement pursuant to which we sold our Aero transceiver, AeroFONE single-chip phone and power amplifier product lines to NXP in exchange for $285 million in cash, with additional earn-out potential of up to an aggregate of $65 million over the next three years.  The sale was completed on March 23, 2007.  The results of operations of the sold product lines have been presented as discontinued operations.

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

     Selling, general and administrative.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, directors’ and officers’ liability insurance, patent litigation legal fees, reserves for bad debt and other promotional and marketing expenses.

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

     The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31, 2007	April 1, 2006

Revenues	100.0%	100.0%
Cost of revenues	38.5	31.7
Gross profit	61.5	68.3

Operating expenses:
Research and development	33.6	31.6
Selling, general and administrative	32.9	31.1
Operating expenses	66.5	62.7

Operating income (loss)	(5.0)	5.6

Other income (expense):
Interest income	5.2	4.8
Interest expense	(0.3)	(0.3)
Other income (expense), net	(0.2)	0.4
Income (loss) from continuing operations before income taxes	(0.3)	10.5
Provision for income taxes	0.7	2.7
Income (loss) from continuing operations	(1.0)	7.8
Income from discontinued operations, net of income taxes	211.8	8.8
Net income	210.8%	16.6%

First Quarter 2007 Results

Revenues

	Three Months Ended
(in millions)	March 31, 2007	April 1, 2006	Change	% Change
Revenues	$73.8	$66.7	$7.1	10.7%

     The growth in the sales of our products for the recent three month period was primarily driven by increased revenues from our FM broadcast radio tuners and microcontroller products.  Such growth was offset in part by a decline in revenues from our modem products.  Unit volumes of our products increased compared to the first quarter of  2006 by 27.8%.  Average selling prices decreased by 13.4%.  As our products become more mature, we expect to experience decreases in average selling prices.  We anticipate that newly announced higher priced, next generation products and product extensions will offset these decreases to some degree.

Gross Profit

	Three Months Ended
(in millions)	March 31, 2007	April 1, 2006	Change	% Change
Gross profit	$45.4	$45.5	$(0.1)	(0.3)%
Percent of revenue	61.5%	68.3%

     The decrease in gross profit as a percent of revenue for the recent three month period was primarily due to changes in product mix, certain write-downs of inventory and increases in fixed manufacturing spending.  We may experience declines in the average selling prices of certain of our products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer foundries and third-party assembly and test subcontractors.

Research and Development

	Three Months Ended
(in millions)	March 31, 2007	April 1, 2006	Change	% Change
Research and development	$24.8	$21.1	$3.7	17.7%
Percent of revenue	33.6%	31.6%

     The increase in research and development expense for the recent three month period was principally due to increases of: (1) $3.9 million for stock compensation and other personnel-related expenses; and (2) $0.6 million for occupancy costs.  This increase was offset in part by a decrease of $1.0 million for equipment depreciation.  Significant recent development projects include a fully integrated AM/FM radio receiver, our Power over Ethernet controller, the expansion of our microcontroller portfolio and families of jitter-attenuating clock multipliers, single-chip FM radio transceivers and highly integrated FM transmitters.  We expect that research and development expense will remain relatively flat in absolute dollars in future periods and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, General and Administrative

	Three Months Ended
(in millions)	March 31, 2007	April 1, 2006	Change	% Change
Selling, general and administrative	$24.3	$20.7	$3.6	17.2%
Percent of revenue	32.9%	31.1%

     The increase in selling, general and administrative expense for the recent three month period was principally due to increases of: (1) $1.9 million for stock compensation and other personnel-related expenses; and (2) $0.6 million of higher legal fees related to litigation.  We expect that selling, general and administrative expense will decline slightly in absolute dollars in the next quarter and remain relatively stable the remainder of the year.

Interest Income

	Three Months Ended
(in millions)	March 31, 2007	April 1, 2006	Change
Interest income	$3.8	$3.2	$0.6

     The increase in interest income for the recent three month period was due to a greater amount of cash and short-term investments balances and to an increase in the interest rates of the underlying instruments during the period.

Interest Expense

     Interest expense was $0.2 million for the three months ended March 31, 2007 and April 1, 2006.

Other Income (Expense), Net

     Other income (expense), net for the three months ended March 31, 2007 was $(0.1) million compared to $0.2 million for the three months ended April 1, 2006.

Provision for Income Taxes

	Three Months Ended
(in millions)	March 31, 2007	April 1, 2006	Change
Provision for income taxes	$0.5	$1.8	$(1.3)
Effective tax rate	(211.7)%	25.7%

     The effective tax rate for the three months ended March 31, 2007 was impacted due to the small pre-tax loss from continuing operations.

     The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax exempt interest income, non-deductible stock compensation expense and stock compensation deductible at a rate lower than the federal statutory tax rate, and other permanent items.

Discontinued Operations

     Revenues from our discontinued operation were $38.0 million for the first quarter of 2007 compared with $47.9 million for the first quarter of 2006.  Income from discontinued operations, net of income taxes, was $156.4 million (including a gain on sale of $222.3 million and a provision for income taxes of  $67.3 million) for the first quarter of 2007 compared with $5.9 million for the first quarter of 2006.  See Note 2 for additional information.

Business Outlook

     We expect revenues in the second quarter of fiscal 2007 to be in the range of $74 to $77 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.10 to $0.13.

Liquidity and Capital Resources

     Our principal sources of liquidity as of March 31, 2007 consisted of $666.3 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal bonds and commercial paper.

     Net cash provided by operating activities was $22.4 million during the three months ended March 31, 2007, compared to net cash provided of $21.3 million during the three months ended April 1, 2006.  Operating cash flows during the three months ended March 31, 2007 reflect our net income of $155.6 million, adjustments of $140.1 million for income from discontinued operations, depreciation, amortization and stock compensation, and a net decrease in the components of our working capital of $6.9 million.

     Net cash provided by investing activities was $134.6 million during the three months ended March 31, 2007, compared to net cash used of $40.3 million during the three months ended April 1, 2006.  The increase was principally due to cash proceeds of $270.7 million from the sale of our Aero product lines (which excludes $14.3 million held in escrow) offset by an increase of $96.3 million in net purchases of short-term investments

     We anticipate capital expenditures of approximately $15 to $20 million for fiscal 2007.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

     Net cash used in financing activities was $10.7 million during the three months ended March 31, 2007, compared to net cash provided of $22.8 million during the three months ended April 1, 2006.  The decrease was principally due to a decrease of $18.0 million of proceeds from the exercise of employee stock options and payments of $13.1 million for repurchases of our common stock in the recent three month period.

     Net cash used in discontinued operations was $0.9 million during the three months ended March 31, 2007, compared to net cash provided of $1.2 million during the three months ended April 1, 2006.

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

     Inventory valuation — We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates.  In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than nine months.  We also adjust the valuation of inventory when its standard cost exceeds the estimated market value.  We assess the potential for any unusual customer returns based on known quality or business issues and establish reserves based on the estimated inventory losses for scrap or non-saleable material.  Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand.  The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels.  Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project.  In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

     Stock compensation — Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25.  Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method.  SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income.  The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock.  The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.  In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest.  If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.  We had approximately $101.8 million of total unrecognized compensation costs related to stock options and RSUs at March 31, 2007 that are expected to be recognized over a weighted-average period of 2.3 years.  See Note 5 for a further discussion on stock-based compensation.

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

Recent Accounting Pronouncements

     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”.  SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items.  The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations.

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

Qualitative and Quantitative Disclosures about Market Risk

     Our financial instruments include cash, cash equivalents and short-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our cash, cash equivalents and short-term investments holdings as of March 31, 2007, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $6.7 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

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

Item 4.  Controls and Procedures

     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in our internal controls during the fiscal quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Securities Litigation

     On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases.  The Underwriter Defendants appealed the decision and a panel of the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006.  Plaintiffs filed a petition for rehearing on January 5, 2007.  On April 6, 2007, the Second Circuit denied the petition for rehearing, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

     Prior to the Second Circuit’s decision, we had approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the purported plaintiff class and the vast majority of the other approximately 300 issuer defendants.  It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement (which has not yet been finally approved by the Court) because our proposed settlement involves the certification of the case as a class action as part of the approval process.  The District Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on plaintiffs’ petition for rehearing.

     We anticipate that our potential financial obligation to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements would be covered by existing insurance.  There is no assurance that the Court will grant final approval to the issuers’ settlement.  If the settlement agreement is not approved and we are found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

Patent and Copyright Infringement Litigation

     On December 14, 2006, Analog Devices, Inc. (Analog Devices), a Massachusetts corporation, filed a lawsuit against us, in the United States District Court in the District of Massachusetts, alleging infringement of United States Patents 7,075,329, 6,262,600, 6,525,566, 6,903,578 and 6,873,065, and copyright infringement of certain Analog Devices datasheets.  On January 31, 2007, we filed our answer to Analog Devices’ complaint, in which we denied infringement and asserted that Analog Devices’ patents are invalid.  We also filed counterclaims in which we alleged that Analog Devices has engaged in unfair competition under both state and federal law.  The Court has scheduled a trial date in May 2008.  The lawsuit relates to our Si843x and Si844x family of digital isolator products and alleges that the infringement was and continues to be willful.  At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

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

•                  Changing requirements of customers;

•                  Accurate prediction of market and technical requirements;

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

     Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Excluding discontinued operations, research and development expense during the three months ended March 31, 2007 was $24.8 million, or 33.6% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

     The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the three months ended March 31, 2007, our ten largest customers accounted for 38% of our revenues from continuing operations.  Some of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

     We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and the Pacific Rim region.  This has included the establishment of a headquarters in Singapore for non-U.S. operations.  The percentage of our revenues from continuing operations derived from customers located outside of the United States was 84% in fiscal 2006.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

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

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.  From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties.  The exploratory nature of these inquiries has become relatively common in the semiconductor industry.  We respond when we deem appropriate and as advised by legal counsel.  We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future.  For example, in December 2006, Analog Devices, Inc. filed a lawsuit against us alleging willful infringement of certain intellectual property rights owned by them - see “Part II, Item 1. Legal Proceedings.”  In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers.  Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights.  Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us.  Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention.  Most intellectual property litigation also could force us to take specific actions, including:

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

We rely on third parties to manufacture, assemble and test our products and the failure to successfully manage our relationships with our manufacturers and subcontractors would negatively impact our ability to sell our products

     We do not have our own wafer fab manufacturing facilities.  Therefore, we rely principally on one third-party vendor, Taiwan Semiconductor Manufacturing Co. (TSMC), to manufacture the ICs we design.  We also currently rely on Asian third-party assembly subcontractors, principally Advanced Semiconductor Engineering (ASE), to assemble and package the silicon chips provided by the wafers for use in final products.  Additionally, we rely on these offshore subcontractors for a substantial portion of the testing requirements of our products prior to shipping.  We expect utilization of third-party subcontractors to continue in the future.

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

Our inability to manage growth could materially and adversely affect our business

     Our past growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements.  In April 2007, we implemented a global enterprise resource planning (ERP) system to help us improve our planning and management processes.  We may experience challenges in implementing the new ERP system and other related systems that could adversely affect our business by disrupting our ability to timely and accurately process and report key components of our financial position, affecting our ability to complete the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 or disrupting our ability to process certain transactions necessary for our operations.  To the extent our business grows, our internal management systems and processes will need to improve to ensure that we remain in compliance.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, including our international headquarters in Singapore, our business could be materially and adversely affected.

We are subject to risks relating to product concentration and lack of revenue diversification

     We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term.  Continued market acceptance of these products, is therefore, critical to our future success.  In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents.  If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.  Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

•                  A decline in demand for any of our more significant products, including our modem products, FM tuner or ProSLIC;

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

•                  Tax issues associated with acquisitions;

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

Any dispositions we make could harm our financial condition

     In connection with our sale of the Aero product lines, we incurred various risks.  This disposition and any disposition that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

•                  Diversion of management’s time and attention from our core business;

•                  Difficulties separating the divested business;

•                  Risks to relations with customers who previously purchased products from our disposed product lines;

•                  Reduced leverage with suppliers due to reduced aggregate volume;

•                  Risks related to employee relations;

•                  Risks associated with the transfer and licensing of intellectual property;

•                  Security risks and other liabilities related to the transition services provided in connection with the disposition;

•                  Tax issues associated with dispositions; and

•                  Disposition-related disputes, including disputes over earn-outs and escrows.

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

Most of our current manufacturers, assemblers, test service providers and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

     Most of TSMC’s foundries and one of our assembly and test subcontractor’s sites are primarily located in Taiwan and our other assembly and test subcontractors are located in the Pacific Rim region.  In addition, many of our customers are located in the Pacific Rim region.  The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area.  We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable.  Earthquakes, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity.  There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

     A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.  North Korea’s geopolitical maneuverings have created unrest.  Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results.  In addition, a significant portion of the assembly and testing of our products occurs in South Korea.  Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

     In certain products such as the DAA, some of our customers offer their own competitive products.  These customers may find it advantageous to support their own offerings in the marketplace in lieu of promoting our products.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

     The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  We compete with Atmel, Analog Devices, Broadcom, Conexant, Cypress, Epson, Freescale, Fujitsu, Infineon Technologies, Legerity, LSI, Maxim Integrated Products, MediaTek, Microchip, National Semiconductor, NXP Semiconductors, Renesas, Texas Instruments, Vectron International and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.  In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

     Products for certain applications are based on industry standards that are continually evolving.  Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards.  The emergence of new industry standards could render our products incompatible with products developed by other suppliers.  As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards.  If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins.

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

     The following table summarizes repurchases of our common stock during the three months ended March 31, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2006 — January 27, 2007	420	$34.46	—	$50,000,000

January 28, 2007 — February 24, 2007	1,165	$32.11	—	$50,000,000

February 25, 2007 — March 31, 2007	583,455	$29.73	493,335	$35,370,412
Total	585,040	$29.73	493,335

(1)             Includes 91,705 shares of  our common stock withheld by us to satisfy employee tax obligations upon vesting of certain stock grants made under our 2000 Stock Incentive Plan.

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

10.1*

Sale and Purchase Agreement dated February 8, 2007 by and between NXP B.V., NXP Semiconductors France SAS, Silicon Laboratories Inc. and Silicon Laboratories International Pte. Ltd. stock (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2007).

10.2*

Intellectual Property License Agreement dated as of March 23, 2007, by and among Silicon Laboratories Inc., Silicon Laboratories International Pte. Ltd., NXP B.V. and NXP Semiconductors France SAS (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 29, 2007).

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

SILICON LABORATORIES INC.

May 3, 2007	/s/ Necip Sayiner
Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

May 3, 2007	/s/ William G. Bock
Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)