Form 10-Q
period 2007-06-30
SILICON LABORATORIES INC
filed 2007-07-25
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 18, 2007, 55,205,960 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$162,066	$68,188
Short-term investments	481,930	318,104
Accounts receivable, net of allowance for doubtful accounts of $501 at June 30, 2007 and $421 at December 30, 2006	42,171	36,657
Inventories	18,982	22,016
Deferred income taxes	5,229	12,118
Prepaid expenses and other	31,989	12,944
Current assets of discontinued operations	—	33,680
Total current assets	742,367	503,707
Property, equipment and software, net	29,824	34,070
Goodwill	65,519	65,680
Other intangible assets, net	18,109	20,271
Other assets, net	24,070	24,528
Non-current assets of discontinued operations	—	38,739
Total assets	$879,889	$686,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,051	$26,438
Accrued expenses	18,148	23,051
Deferred income on shipments to distributors	18,341	20,568
Income taxes	—	15,063
Current liabilities of discontinued operations	10,099	16,502
Total current liabilities	76,639	101,622
Long-term obligations and other liabilities	49,641	15,641
Non-current liabilities of discontinued operations	—	1,050
Total liabilities	126,280	118,313

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 55,114 and 54,802 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	6	5
Additional paid-in capital	395,495	373,655
Retained earnings	358,108	195,022
Total stockholders’ equity	753,609	568,682
Total liabilities and stockholders’ equity	$879,889	$686,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$75,597	$73,936	$149,411	$140,588
Cost of revenues	30,233	24,442	58,672	45,569
Gross profit	45,364	49,494	90,739	95,019
Operating expenses:
Research and development	22,145	22,619	46,952	43,688
Selling, general and administrative	21,282	22,822	45,574	43,552
In-process research and development	—	2,600	—	2,600
Operating expenses	43,427	48,041	92,526	89,840
Operating income (loss)	1,937	1,453	(1,787)	5,179
Other income (expense):
Interest income	7,032	3,624	10,867	6,826
Interest expense	(167)	(225)	(398)	(400)
Other income (expense), net	(51)	45	(170)	291
Income from continuing operations before income taxes	8,751	4,897	8,512	11,896
Provision for income taxes	1,859	1,892	2,366	3,693
Income from continuing operations	6,892	3,005	6,146	8,203
Income from discontinued operations, net of income taxes	581	7,132	156,940	12,998

Net income	$7,473	$10,137	$163,086	$21,201
Basic earnings per share:
Income from continuing operations	$0.13	$0.05	$0.11	$0.15
Net income	$0.14	$0.18	$2.97	$0.38

Diluted earnings per share:
Income from continuing operations	$0.12	$0.05	$0.11	$0.14
Net income	$0.13	$0.18	$2.90	$0.37

Weighted-average common shares outstanding:
Basic	54,901	55,842	54,856	55,460
Diluted	56,312	57,858	56,308	57,761

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Operating Activities
Net income	$163,086	$21,201
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	(156,940)	(12,998)
Depreciation and amortization of property, equipment and software	5,794	7,113
Loss (gain) on disposal of property, equipment and software	187	(129)
Amortization of other intangible assets and other assets	2,450	2,145
Stock compensation expense	20,390	15,625
In-process research and development	—	2,600
Additional income tax benefit from employee stock-based awards	1,106	9,724
Excess income tax benefit from employee stock-based awards	(782)	(5,509)
Changes in operating assets and liabilities:
Accounts receivable	(5,514)	(5,368)
Inventories	3,213	(5,544)
Prepaid expenses and other assets	1,848	(11,440)
Accounts payable	(594)	11,861
Accrued expenses	(7,908)	2,355
Deferred income on shipments to distributors	(2,227)	2,788
Deferred income taxes	2,639	(2,617)
Income taxes	(43,361)	(236)
Net cash provided by (used in) operating activities of continuing operations	(16,613)	31,571
Investing Activities
Purchases of short-term investments	(301,640)	(120,506)
Sales and maturities of short-term investments	137,814	155,948
Purchases of property, equipment and software	(1,735)	(5,742)
Proceeds from sales of assets	270,750	839
Purchases of other assets	(345)	(3,513)
Acquisition of businesses, net of cash acquired	—	(16,011)
Net cash provided by investing activities of continuing operations	104,844	11,015
Financing Activities
Proceeds from Employee Stock Purchase Plan	1,399	1,228
Proceeds from exercises of stock options	5,802	27,436
Excess income tax benefit from employee stock-based awards	782	5,509
Repurchases of common stock	(18,474)	—
Payments on debt	—	(774)
Net cash provided by (used in) financing activities of continuing operations	(10,491)	33,399
Discontinued Operations
Operating activities	11,004	3,151
Investing activities	(1,654)	(4,899)
Financing activities	6,788	4,464
Net cash provided by discontinued operations	16,138	2,716

Increase in cash and cash equivalents	93,878	78,701
Cash and cash equivalents at beginning of period	68,188	100,504
Cash and cash equivalents at end of period	$162,066	$179,205
Supplemental Disclosure of Cash Flow Information:
Interest paid	$617	$336
Income taxes paid	$42,834	$5,680
Supplemental Disclosure of Non-Cash Activity:
Proceeds from the sale of assets held in escrow	$14,250	$—
Receivable for sale of property, equipment and software	$—	$1,381

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2007 and December 30, 2006, the condensed consolidated results of its operations for the three and six months ended June 30, 2007 and July 1, 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and July 1, 2006.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

     A portion of the Company’s sales are made to distributors under agreements allowing for price protection.  The Company defers revenue and the related costs on such sales until the distributors sell the product to the end customer.  The Company has reclassified estimated credits for price protection in prior periods to conform to the current year presentation.  Accordingly, the Company has reclassified estimated credits for price protection in its condensed consolidated statement of cash flows for the six months ended July 1, 2006, which affected cash flows as follows (in thousands):

July 1, 2006
Accounts receivable	$323
Accrued expenses	(639)
Deferred income on shipments to distributors	$316

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

 The financial results of the sold product lines have been presented as discontinued operations in the condensed consolidated financial statements.  As a result, the footnote disclosures have also been revised to exclude amounts related to the discontinued operations.  The following summarizes results from the discontinued operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$5,178	$49,568	$43,166	$97,456
Costs of revenues and operating expenses	4,485	39,744	41,176	80,376
	693	9,824	1,990	17,080
Gain on sale of discontinued operations	86	—	222,424	—
Income from discontinued operations before income taxes	779	9,824	224,414	17,080
Provision for income taxes	198	2,692	67,474	4,082
Income from discontinued operations, net of income taxes	$581	$7,132	$156,940	$12,998

Income from discontinued operations per common share:
Basic	$0.01	$0.13	$2.86	$0.23
Diluted	$0.01	$0.12	$2.79	$0.23

Weighted-average common shares outstanding:
Basic	54,901	55,842	54,856	55,460
Diluted	56,312	57,858	56,308	57,761

     Current liabilities of discontinued operations consisted of $10.1 million of accrued expenses at June 30, 2007.  In June 2007, the Company made a $40.0 million estimated tax payment due to the gain on the sale of our Aero product lines.

Continuing Involvement

     In connection with the closing of the sale, the Company entered into certain ancillary agreements with NXP, including a Transition Services Agreement (“TSA”) and an Intellectual Property License Agreement (“IPLA”).  Through the TSA, the Company agreed to sublease certain premises to NXP and to provide various temporary support services, such as IT support services.  Such services are expected to be provided for approximately six months from the closing date.  The fees for these services will be generally equivalent to the Company’s cost.  The TSA fees were approximately $2.0 million for the three months ended June 30, 2007.  Through the IPLA, the Company granted NXP a license with respect to retained intellectual property and NXP granted a license to the Company with respect to transferred intellectual property.  However, these cross-license agreements do not involve the receipt or payment of any royalties and therefore are not considered to be a component of continuing involvement.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

3.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Income from continuing operations	$6,892	$3,005	$6,146	$8,203

Shares used in computing basic earnings per share	54,901	55,842	54,856	55,460

Effect of dilutive securities:
Stock options and awards	1,411	2,016	1,452	2,301
Shares used in computing diluted earnings per share	56,312	57,858	56,308	57,761

Income from continuing operations
Basic earnings per share	$0.13	$0.05	$0.11	$0.15
Diluted earnings per share	$0.12	$0.05	$0.11	$0.14

     Approximately 4.1 million, 3.4 million, 4.4 million and 2.9 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended June 30, 2007 and July 1, 2006, and for the six months ended June 30, 2007 and July 1, 2006, respectively, as they are anti-dilutive.  The Company issued 1.0 million shares of common stock and repurchased 0.6 million shares during the six months ended June 30, 2007 as part of the previously announced share repurchase program.  Approximately 0.1 million shares were withheld by the Company during the six month period to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s 2000 Stock Incentive Plan.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Balance Sheet Details

Inventories

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Inventories (excluding discontinued operations) consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Work in progress	$17,689	$16,332
Finished goods	1,293	5,684
	$18,982	$22,016

Long-term obligations and other liabilities

Long-term obligations and other liabilities consist of the following (in thousands):

	June 30, 2007	December 30, 2006
Unrecognized tax benefits	$38,430	$—
Other	11,211	15,641
	$49,641	$15,641

5.  Stock-Based Compensation and Share Repurchase Program

Stock-Based Compensation

     The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan (the “Purchase Plan”).  Effective January 1, 2006, the Company adopted FASB SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified-prospective-transition method.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

	Six Months Ended
	June 30, 2007	July 1, 2006
2000 Stock Incentive Plan:
Expected volatility	53.0%	60.8%
Risk-free interest rate %	4.7%	4.9%
Expected term (in years)	4.8	5.0
Dividend yield	—	—

Employee Stock Purchase Plan:
Expected volatility	36.7%	49.7%
Risk-free interest rate %	4.9%	4.9%
Expected term (in months)	15	9
Dividend yield	—	—

     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Cost of revenues	$379	$317	$686	$461
Research and development	4,078	3,187	9,449	6,103
Selling, general and administrative	4,164	4,414	10,256	9,308
	$8,621	$7,918	$20,391	$15,872

     The Company recorded  $3.3 million of stock compensation expense in continuing operations during the three months ended March 31, 2007 for a one-time equity award to employees retained by the Company after the sale of the Aero product lines.

     The Company recorded an additional $5.5 million in “Income from discontinued operations, net of income taxes” during the three months ended March 31, 2007 in connection with modifications of equity grants to employees who were hired by NXP associated with the sale of the Aero product lines.  As of the closing date of the sale, the Company accelerated the vesting of 0.5 million shares of options and awards, and extended the exercise period of 0.9 million shares of options through December 31, 2007.  Further, the Company cancelled 0.3 million shares of unvested options and awards related to the terminated employees.  There were no significant modifications made to any other stock grants during this period.

     The Company had approximately $92.7 million of total unrecognized compensation costs related to stock options and RSUs at June 30, 2007 that are expected to be recognized over a weighted-average period of 2.2 years.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Share Repurchase Program

     In July 2006, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock from time to time over a twelve-month period.  The program allowed for repurchases to be made in the open market subject to applicable legal requirements and other factors.  As of June 30, 2007, the Company had repurchased 2.2 million shares of its common stock under this plan for $68.5 million at an average purchase price of $31.51 per share.

6.  Commitments and Contingencies

Securities Litigation

     On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  On February 19, 2003, the District Court denied the motion to dismiss the complaint against the Company.  On October 13, 2004, the District Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision was intended to provide strong guidance to all parties regarding class certification in the remaining cases.  The Underwriter Defendants appealed the decision and a panel of the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006.  Plaintiffs filed a petition for rehearing on January 5, 2007.  On April 6, 2007, the Second Circuit denied the petition for rehearing, but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

     Prior to the Second Circuit’s decision, the Company had approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the purported plaintiff class and the vast majority of the other approximately 300 issuer defendants.   These agreements were submitted to the Court for approval.  In light of the Second Circuit opinion, the parties agreed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  On June 22, 2007, the plaintiffs and the issuers agreed to a stipulation terminating the proposed settlement, subject to court approval.  The Court approved the stipulation terminating the settlement on June 25, 2007.  The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

     The Company is unable to estimate or predict the potential damages that might be awarded as a result of this litigation, whether such damages would be greater than the Company’s insurance coverage, or whether the outcome would have a material impact on the Company’s results of operations or financial position.

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

Discontinued Operations Indemnification

     In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to (a) liabilities for breach of the Company’s representations and warranties in the Purchase Agreement, (b) liabilities for breach of the Company’s covenants or agreements pursuant to the Purchase Agreement, (c) liabilities of the Company that were not assumed by NXP and (d) liabilities for certain tax matters.  With respect to breaches of representations and warranties, the Company’s maximum potential exposure is limited to $14.3 million (the amount of cash proceeds held in escrow).  There is no contractual limit on exposure with respect to the other liabilities.  As of June 30, 2007, the Company had no material liabilities recorded under these indemnification obligations.

7.  Income Taxes

     The Company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” at the beginning of fiscal 2007. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits.  As of the date of adoption, the Company had $20.9 million of unrecognized tax benefits, of which $20.1 million would affect the effective tax rate if recognized.  Also as of the date of adoption, it was deemed reasonably possible that the Company would recognize tax benefits in the amount of $7.0 million in the next twelve months due to the closing of open tax years.  The nature of the uncertainty relates to deductions taken on returns that had previously been examined by the applicable tax authority.

     At June 30, 2007, the Company had $38.4 million of unrecognized tax benefits, of which $37.4 million would affect the effective tax rate if recognized.  During the six months ended June 30, 2007, the Company had gross increases of $18.1 million to its current year unrecognized tax benefits, primarily related to tax consequences associated with discontinued operations.  In addition, during the three months ended June 30, 2007, the Company had gross decreases of $0.5 million to its unrecognized tax benefits for the prior year related to the closure of an income tax audit.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

     The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.  As of the date of adoption, the Company had accrued approximately $2.3 million of interest related to uncertain tax positions.  During the six months ended June 30, 2007, the Company recognized approximately $0.5 million of interest, net of tax, in the provision for income taxes.  As of June 30, 2007, the Company had accrued approximately $3.0 million of interest related to uncertain tax positions.

     The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

8.  Acquisition

Silembia

     In May 2006, the Company completed its acquisition of Silembia, a privately held company based in Rennes, France.  Silembia developed semiconductor intellectual property for digital demodulation and channel decoding.  The Company acquired all of the outstanding capital stock of Silembia in exchange for approximately $20.5 million, which includes direct acquisition costs.  Of such consideration, $2.8 million was withheld as security for breaches of representations and warranties and certain other expressly enumerated matters.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations” (SFAS 141), and accordingly, the results of Silembia’s operations are included in the Company’s consolidated results of operations from the date of the acquisition.  Through the acquisition, the Company acquired engineering expertise and reduced the time required to develop new technologies and products.  These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.  None of the goodwill is deductible for tax purposes.  The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core & developed technology	$9,400	7.9
Employment-related	100	1.9
In-process research and development	2,600
	12,100
Fair value of net tangible assets	(1,463)
Goodwill	9,883
Total purchase price	$20,520

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st.  Fiscal 2007 will have 52 weeks.  Our second quarter of fiscal 2007 ended June 30, 2007.  Our second quarter of fiscal 2006 ended July 1, 2006.  All of the quarterly periods reported in this quarterly report on Form 10-Q had thirteen weeks.  Except as noted, financial results are for continuing operations.  Our former Aero product lines are reported as discontinued operations.  The sale of these product lines closed on March 23, 2007.

Overview

     We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process.  Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management.  Our major customers include 2Wire, Compal, LSI, Motorola, Panasonic, Philips, Sagem, Samsung, Tellabs and Thomson.

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

     Our product set addresses a variety of broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets.  We group our products into the following categories:

•                  ISOmodem® embedded modems;

•                  Broadcast products, which include our broadcast radio tuners and transmitters, satellite set-top box receivers and satellite radio tuner;

•                  Voice over IP products, which include our ProSLIC® subscriber line interface circuits and voice direct access arrangement (DAA);

•                  Microcontrollers;

•                  Timing products, which include our precision clock & data recovery ICs and oscillators;

•                  Power products, which include our isolators and Power over Ethernet controller; and

•                  Mature products, which include our silicon DAA for PC modems, DSL analog front end ICs, optical physical layer transceivers and RF Synthesizers.

      Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration.  In 2006, we introduced a family of highly integrated FM transmitters, a family of digital isolator products, a Power over Ethernet controller and we expanded our microcontroller portfolio with the addition of new USB microcontrollers, Embedded Ethernet solutions and a family of highly-integrated microcontrollers designed specifically for automotive electronics.  In the first six months of 2007, we introduced a fully integrated AM/FM radio receiver, a dual ProSLIC for VoIP equipment and families of jitter-attenuating clock multipliers, single-chip FM radio transceivers and small form factor microcontrollers.  We plan to continue to introduce products that increase the content we provide for existing applications and enable us to serve markets we do not currently address, thereby expanding our total available market opportunity.

     We had no customers that accounted for more than 10% of our revenues during the six months ended June 30, 2007.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Avnet, represented 41% and 11% of our revenues during the six months ended June 30, 2007, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended June 30, 2007.

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

     Selling, general and administrative.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, directors’ and officers’ liability insurance, patent litigation legal fees, reserves for bad debt and promotional and marketing expenses.

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

     Provision for Income Taxes.  We accrue a provision for domestic and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses (including stock compensation), research and development tax credits and interest income from tax-exempt short-term investments.

     The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.0	33.1	39.3	32.4
Gross profit	60.0	66.9	60.7	67.6

Operating expenses:
Research and development	29.3	30.6	31.4	31.1
Selling, general and administrative	28.2	30.9	30.5	31.0
In-process research and development	—	3.5	—	1.8
Operating expenses	57.5	65.0	61.9	63.9
Operating income (loss)	2.5	1.9	(1.2)	3.7

Other income (expense):
Interest income	9.4	5.0	7.3	4.9
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Other income (expense), net	(0.1)	0.1	(0.1)	0.2
Income from continuing operations before income taxes	11.6	6.7	5.8	8.5
Provision for income taxes	2.5	2.6	1.6	2.6
Income from continuing operations	9.1	4.1	4.2	5.9
Income from discontinued operations, net of income taxes	0.8	9.6	105.0	9.2
Net income	9.9%	13.7%	109.2%	15.1%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	% Change	June 30, 2007	July 1, 2006	Change	% Change
Revenues	$75.6	$73.9	$1.7	2.2%	$149.4	$140.6	$8.8	6.3%

     The growth in the sales of our products for the recent three and six month periods was primarily driven by increased revenues from our FM broadcast radio tuners and microcontroller products.  Such growth was offset in part by a decline in revenues from our modem and ProSLIC products.  Unit volumes of our products increased compared to the three and six months ended July 1, 2006 by 18.3% and 22.5%, respectively.  Average selling prices decreased during the same periods by 13.7% and 13.4%, respectively.  As our products become more mature, we expect to experience decreases in average selling prices.  We anticipate that newly announced higher priced, next generation products and product extensions will offset these decreases to some degree.

Gross Profit

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	% Change	June 30, 2007	July 1, 2006	Change	% Change
Gross profit	$45.4	$49.5	$(4.1)	(8.3)%	$90.7	$95.0	$(4.3)	(4.5)%
Percent of revenue	60.0%	66.9%			60.7%	67.6%

     The decrease in gross profit as a percent of revenue for the recent three and six month periods was primarily due to changes in product mix, certain write-downs of inventory and increases in fixed manufacturing spending.  We may experience declines in the average selling prices of certain of our products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer foundries and third-party assembly and test subcontractors.

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	% Change	June 30, 2007	July 1, 2006	Change	% Change
Research and development	$22.1	$22.6	$(0.5)	(2.1)%	$47.0	$43.7	$3.3	7.5%
Percent of revenue	29.3%	30.6%			31.4%	31.1%

     The decrease in research and development expense for the recent three month period was principally due to (a) $1.4 million of reduced occupancy and IT support costs, which were billed to NXP in connection with our transition services agreement, (b) decreased depreciation of $0.3 million, and (c) decreased product introduction costs of $0.5 million, offset in part by an increase of $1.7 million for stock compensation and other personnel-related expenses.  The increase in research and development expense for the recent six month period was principally due to an increase of $7.0 million for stock compensation and other personnel-related expenses, offset in part by (a) $1.4 million of reduced occupancy and IT support costs, which were billed to NXP in connection with our transition services agreement, (b) decreased depreciation of $1.5 million, and (c) decreased product introduction costs of $1.1 million.

     Significant recent development projects include a fully integrated AM/FM radio receiver, a dual ProSLIC for VoIP equipment, the expansion of our microcontroller portfolio and families of jitter-attenuating clock multipliers, single-chip FM radio transceivers and highly integrated FM transmitters.  We expect that research and development expense will increase moderately in absolute dollars and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	% Change	June 30, 2007	July 1, 2006	Change	% Change
Selling, general and administrative	$21.3	$22.8	$(1.5)	(6.7)%	$45.6	$43.6	$2.0	4.6%
Percent of revenue	28.2%	30.9%			30.5%	31.0%

     The decrease in selling, general and administrative expense for the recent three month period was principally due to a decrease of $1.0 million for stock compensation and other personnel-related expenses, offset in part by an increase of $0.7 million for depreciation.  Selling, general and administrative expense for the recent six month period increased primarily due to increases of $1.0 million in stock compensation and other personnel-related expenses, $1.0 million in legal fees related to litigation and $0.8 million for depreciation.  Selling, general and administrative expense also reflects a decrease of $0.5 million for the recent three and six month periods due to reduced occupancy costs, which were billed to NXP in connection with our TSA. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in future periods.

In-process research and development

     In-process research and development (IPR&D) related to the acquisition of Silembia was $2.6 million for the three and six months ended July 1, 2006.  There was no IPR&D for the three and six months ended June 30, 2007.

Interest Income

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006	Change
Interest income	$7.0	$3.6	$3.4	$10.9	$6.8	$4.1

    The increases in interest income for the recent three and six month periods were primarily due to greater cash and short-term investments balances, and to a lesser extent, an increase in interest rates of the underlying instruments.

Interest Expense

     Interest expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2007 and July 1, 2006, respectively.

Other Income (Expense), Net

     Other income (expense), for the three and six months ended June 30, 2007 was $(0.1) million and $(0.2) million, respectively, as compared to $45 thousand and $0.3 million for the three and six months ended July 1, 2006, respectively.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006	Change
Provision for income taxes	$1.9	$1.9	$0	$2.4	$3.7	$(1.3)
Effective tax rate	21.2%	38.6%		27.8%	31.0%

     The effective tax rate for the three months ended June 30, 2007 was lower than the three months ended July 1, 2006 primarily due to the non-deductibility of the write-off of in-process research and development expense in 2006.  This impact was partially offset by a decrease in the favorable impact of tax exempt interest income in 2007.

     The effective tax rate for the six months ended June 30, 2007 was also lower than the six months ended July 1, 2006 primarily due to the non-deductibility of the write-off of in-process research and development expense in 2006.  This impact was partially offset by a decrease in the tax benefit realized on income earned by foreign operations as well as a decrease in the favorable impact of tax exempt interest income in 2007.

     The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax exempt interest income, non-deductible stock compensation expense and other permanent items.

Income from discontinued operations, net of income taxes

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006	Change
Income from discontinued operations, net of income taxes	$0.6	$7.1	$(6.5)	$156.9	$13.0	$143.9

      Revenues from our discontinued operations for the three and six months ended June 30, 2007 were $5.2 million and $43.2 million, respectively, as compared to $49.6 million and $97.5 million for the three and six months ended July 1, 2006, respectively.  Income from our discontinued operations for the six months ended June 30, 2007 included a gain on sale of $154.9 million, net of related income taxes.  See Note 2 for additional information.

Business Outlook

     We expect revenues in the third quarter of fiscal 2007 to be in the range of $81 to $84 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.16 to $0.18.

Liquidity and Capital Resources

     Our principal sources of liquidity as of June 30, 2007 consisted of $644.0 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal bonds.

     Net cash used in operating activities was $16.6 million during the six months ended June 30, 2007, compared to net cash provided of $31.6 million during the six months ended July 1, 2006.  Operating cash flows during the six months ended June 30, 2007 reflect our net income of $163.1 million, adjustments of $127.8 million for income from discontinued operations, depreciation, amortization and stock compensation, and a net decrease in the change of our operating assets and liabilities of $51.9 million (including a $40.0 million estimated tax payment due to the gain on the sale of our Aero product lines).

     Net cash provided by investing activities was $104.8 million during the six months ended June 30, 2007, compared to net cash provided of $11.0 million during the six months ended July 1, 2006.  The increase was principally due to cash proceeds of $270.7 million from the sale of our Aero product lines (which excludes $14.3 million held in escrow) and a decrease of $16.0 million used for business acquisitions, offset by an increase of $199.3 million in net purchases of short-term investments.

     We anticipate capital expenditures of approximately $10 to $15 million for fiscal 2007.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

     Net cash used in financing activities was $10.5 million during the six months ended June 30, 2007, compared to net cash provided of $33.4 million during the six months ended July 1, 2006.  The decrease was principally due to a decrease of $21.6 million of proceeds from the exercise of employee stock options and payments of $18.5 million for repurchases of our common stock in the recent six month period.

     Net cash provided by discontinued operations was $16.1 million during the six months ended June 30, 2007, compared to net cash provided of $2.7 million during the six months ended July 1, 2006.

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

     Stock compensation — Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25.  Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method.  SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income.  The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock.  The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.  In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest.  If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.  We had approximately $92.7 million of total unrecognized compensation costs related to stock options and RSUs at June 30, 2007 that are expected to be recognized over a weighted-average period of 2.2 years.  See Note 5 for a further discussion on stock-based compensation.

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

Qualitative and Quantitative Disclosures about Market Risk

     Our financial instruments include cash, cash equivalents and short-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our cash, cash equivalents and short-term investments holdings as of June 30, 2007, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $6.4 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

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

Item 4.  Controls and Procedures

     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     In April 2007, we implemented a global enterprise resource planning (ERP) system to help us improve our planning and management processes.  The migration of certain legacy systems to the new ERP system required us to make significant changes to our internal controls over financial reporting.  We believe we have taken the necessary steps to monitor and maintain appropriate internal controls during this implementation.  There were no other changes in our internal controls during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Securities Litigation

     On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  On February 19, 2003, the Court denied the motion to dismiss the complaint against us.  On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision was intended to provide strong guidance to all parties regarding class certification in the remaining cases.  The Underwriter Defendants appealed the decision and a panel of the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006.  Plaintiffs filed a petition for rehearing on January 5, 2007.  On April 6, 2007, the Second Circuit denied the petition for rehearing, but noted that plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected.

     Prior to the Second Circuit’s decision, we had approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the purported plaintiff class and the vast majority of the other approximately 300 issuer defendants.   These agreements were submitted to the Court for approval.  In light of the Second Circuit opinion, the parties agreed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  On June 22, 2007, the plaintiffs and the issuers agreed to a stipulation terminating the proposed settlement, subject to court approval.  The Court approved the stipulation terminating the settlement on June 25, 2007.  We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

     We are unable to estimate or predict the potential damages that might be awarded as a result of this litigation, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

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

     The markets for mobile handsets, personal computers, satellite set-top boxes and VoIP applications are characterized by rapid fluctuations in demand and seasonality that result in corresponding fluctuations in the demand for our products that are incorporated in such devices.  Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance.  Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth.  In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance.  Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

     Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Excluding discontinued operations, research and development expense during the six months ended June 30, 2007 was $47.0 million, or 31.4% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

     The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the six months ended June 30, 2007, our ten largest customers accounted for 35% of our revenues from continuing operations.  Some of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Our inability to manage growth could materially and adversely affect our business

     Our past growth has placed, and any future growth of our operations will continue to place, a significant strain on our management personnel, systems and resources.  We anticipate that we will need to implement a variety of new and upgraded sales, operational and financial enterprise-wide systems, information technology infrastructure, procedures and controls, including the improvement of our accounting and other internal management systems to manage this growth and maintain compliance with regulatory guidelines, including Sarbanes-Oxley Act requirements.  In April 2007, we implemented a global enterprise resource planning (ERP) system to help us improve our planning and management processes.  We have experienced, and may continue to experience, challenges in implementing the new ERP system and other related systems that could adversely affect our business by disrupting our ability to timely and accurately process and report key components of our financial position, affecting our ability to complete the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 or disrupting our ability to process certain transactions necessary for our operations.  To the extent our business grows, our internal management systems and processes will need to improve to ensure that we remain in compliance.  We also expect that we will need to continue to expand, train, manage and motivate our workforce.  All of these endeavors will require substantial management effort, and we anticipate that we will require additional management personnel and internal processes to manage these efforts and to plan for the succession from time to time of certain persons who have been key management and technical personnel.  If we are unable to effectively manage our expanding global operations, including our international headquarters in Singapore, our business could be materially and adversely affected.

We are subject to risks relating to product concentration and lack of revenue diversification

     We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term.  Continued market acceptance of these products, is therefore, critical to our future success.  In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents.  If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products.  Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

•                  A decline in demand for any of our more significant products, including our modem products, FM tuners or ProSLIC;

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

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

     Most of TSMC’s foundries and several of our assembly and test subcontractors’ sites are located in Taiwan and our other assembly and test subcontractors are located in the Pacific Rim region.  In addition, many of our customers are located in the Pacific Rim region.  The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area.  We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable.  Earthquakes, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity.  There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

     The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  We compete with Analog Devices, Atmel, Broadcom, Conexant, Cypress, Epson, Freescale, Fujitsu, Infineon Technologies, Legerity, LSI, Maxim Integrated Products, MediaTek, Microchip, National Semiconductor, NXP Semiconductors, Renesas, Texas Instruments, Vectron International and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.  In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

     The following table summarizes repurchases of our common stock during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 — April 28, 2007	96,502	$29.86	95,000	$32,535,982

April 29, 2007 — May 26, 2007	4,201	$34.62	—-	$32,535,982

May 27, 2007 — June 30, 2007	31,090	$32.99	30,000	$31,547,681
Total	131,793	$30.75	125,000

(1)             Includes 6,793 shares of  our common stock withheld by us to satisfy employee tax obligations upon vesting of certain stock grants made under our 2000 Stock Incentive Plan.

     In July 2006, our board of directors authorized a program to repurchase up to $100 million of our common stock over a twelve-month period.  The program allowed for repurchases to be made in the open market subject to market conditions, applicable legal requirements and other factors.

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 19, 2007, we held our Annual Meeting of Shareholders.  The matters voted upon at the meeting and the results of those votes were as follows:

Election of Class III Director

	Total Votes For Director	Total Votes Withheld From Director
Robert Ted Enloe, III	52,711,991	175,078

Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 29, 2007.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
52,616,989	264,240	5,840	—

     The following individuals, who were not up for election at this Annual Meeting of Shareholders, continue to serve as directors: Navdeep S. Sooch, Necip Sayiner, David R. Welland, Harvey B. Cash, Laurence G. Walker and William P. Wood.

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

SILICON LABORATORIES INC.

July 25, 2007	/s/ Necip Sayiner
Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

July 25, 2007	/s/ William G. Bock
Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)