Form 10-Q
period 2007-09-29
SILICON LABORATORIES INC
filed 2007-10-24
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

     As of October 17, 2007, 55,125,304 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$151,554	$68,188
Short-term investments	486,023	318,104
Accounts receivable, net of allowance for doubtful accounts of $573 at September 29, 2007 and $421 at December 30, 2006	56,693	36,657
Inventories	24,182	22,016
Deferred income taxes	6,642	12,118
Prepaid expenses and other current assets	27,149	12,944
Current assets of discontinued operations	—	33,680
Total current assets	752,243	503,707
Property, equipment and software, net	28,700	34,070
Goodwill	65,519	65,680
Other intangible assets, net	17,089	20,271
Other assets, net	28,420	24,528
Non-current assets of discontinued operations	—	38,739
Total assets	$891,971	$686,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,227	$26,438
Accrued expenses	15,836	23,051
Deferred income on shipments to distributors	24,288	20,568
Income taxes	957	15,063
Current liabilities of discontinued operations	2,479	16,502
Total current liabilities	78,787	101,622
Long-term obligations and other liabilities	44,676	15,641
Non-current liabilities of discontinued operations	—	1,050
Total liabilities	123,463	118,313

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 55,129 and 54,802 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	6	5
Additional paid-in capital	389,960	373,655
Retained earnings	378,542	195,022
Total stockholders’ equity	768,508	568,682
Total liabilities and stockholders’ equity	$891,971	$686,995

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues	$87,938	$72,956	$237,349	$213,544
Cost of revenues	34,986	25,880	93,658	71,449
Gross profit	52,952	47,076	143,691	142,095
Operating expenses:
Research and development	20,844	23,007	67,796	66,695
Selling, general and administrative	21,693	24,210	67,267	67,763
In-process research and development	—	—	—	2,600
Operating expenses	42,537	47,217	135,063	137,058
Operating income (loss)	10,415	(141)	8,628	5,037
Other income (expense):
Interest income	7,136	3,525	18,003	10,352
Interest expense	(129)	(236)	(527)	(636)
Other income (expense), net	(214)	53	(384)	344
Income from continuing operations before income taxes	17,208	3,201	25,720	15,097
Provision (benefit) for income taxes	(416)	412	1,950	4,105
Income from continuing operations	17,624	2,789	23,770	10,992
Income from discontinued operations, net of income taxes	2,810	1,945	159,750	14,943

Net income	$20,434	$4,734	$183,520	$25,935
Basic earnings per share:
Income from continuing operations	$0.32	$0.05	$0.43	$0.20
Net income	$0.37	$0.08	$3.34	$0.47

Diluted earnings per share:
Income from continuing operations	$0.31	$0.05	$0.42	$0.19
Net income	$0.36	$0.08	$3.25	$0.45

Weighted-average common shares outstanding:
Basic	55,215	55,725	54,996	55,557
Diluted	56,767	57,151	56,481	57,566

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

 (Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Operating Activities
Net income	$183,520	$25,935
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	(159,750)	(14,943)
Depreciation and amortization of property, equipment and software	8,429	10,391
Loss on disposal of property, equipment and software	248	563
Amortization of other intangible assets and other assets	3,640	3,398
Stock compensation expense	28,928	23,262
In-process research and development	—	2,600
Additional income tax benefit from employee stock-based awards	2,068	11,811
Excess income tax benefit from employee stock-based awards	(1,499)	(6,637)
Changes in operating assets and liabilities:
Accounts receivable	(20,036)	3,487
Inventories	(2,116)	(12,311)
Prepaid expenses and other assets	5,952	(9,312)
Accounts payable	2,431	5,420
Accrued expenses	(12,088)	9,177
Deferred income on shipments to distributors	3,720	9,320
Deferred income taxes	1,131	(3,708)
Income taxes	(44,118)	(4,649)
Net cash provided by operating activities of continuing operations	460	53,804
Investing Activities
Purchases of short-term investments	(444,638)	(296,902)
Sales and maturities of short-term investments	276,719	252,913
Purchases of property, equipment and software	(3,409)	(17,510)
Proceeds from sales of assets	270,750	1,570
Purchases of other assets	(6,691)	(3,598)
Acquisition of businesses, net of cash acquired	—	(16,019)
Net cash provided by (used in) investing activities of continuing operations	92,731	(79,546)
Financing Activities
Proceeds from Employee Stock Purchase Plan	1,399	1,228
Proceeds from exercises of stock options	13,361	28,697
Excess income tax benefit from employee stock-based awards	1,499	6,637
Repurchases of common stock	(46,599)	(35,396)
Payments on debt	—	(774)
Net cash provided by (used in) financing activities of continuing operations	(30,340)	392
Discontinued Operations
Operating activities	3,800	19,616
Investing activities	(1,654)	(15,346)
Financing activities	18,369	5,320
Net cash provided by discontinued operations	20,515	9,590

Increase (decrease) in cash and cash equivalents	83,366	(15,760)
Cash and cash equivalents at beginning of period	68,188	100,504
Cash and cash equivalents at end of period	$151,554	$84,744
Supplemental Disclosure of Cash Flow Information:
Interest paid	$683	$521
Income taxes paid	$42,990	$8,088
Supplemental Disclosure of Non-Cash Activity:
Proceeds from the sale of assets held in escrow	$14,250	$—
Receivable for sale of property, equipment and software	$—	$691

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at September 29, 2007 and December 30, 2006, the condensed consolidated results of its operations for the three and nine months ended September 29, 2007 and September 30, 2006, and the condensed consolidated statements of cash flows for the nine months ended September 29, 2007 and September 30, 2006.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three and nine months ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

     A portion of the Company’s sales are made to distributors under agreements allowing for price protection.  The Company defers revenue and the related costs on such sales until the distributors sell the product to the end customer.  The Company has reclassified estimated credits for price protection in prior periods to conform to the current year presentation.  Accordingly, the Company has reclassified estimated credits for price protection in its condensed consolidated statement of cash flows for the nine months ended September 30, 2006, which affected cash flows as follows (in thousands):

September 30, 2006
Accounts receivable	$(2,360)
Accrued expenses	6,612
Deferred income on shipments to distributors	(4,252)

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

2. Discontinued Operation

      On February 8, 2007, the Company entered into a Sale and Purchase Agreement (“Purchase Agreement”)  pursuant to which it sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”) for $285 million in cash, including $14.3 million held in escrow, with additional earn-out potential of up to an aggregate of $65 million over the next three years.  The sale was completed on March 23, 2007.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

     The financial results of the sold product lines have been presented as discontinued operations in the condensed consolidated financial statements.  As a result, the footnote disclosures have also been revised to exclude amounts related to the discontinued operations.  The following summarizes results from the discontinued operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenues	$118	$42,584	$43,284	$140,040
Costs of revenues and operating expenses	(68)	38,217	41,107	118,594
	186	4,367	2,177	21,446
Gain on sale of discontinued operations	92	—	222,515	—
Income from discontinued operations before income taxes	278	4,367	224,692	21,446
Provision (benefit) for income taxes	(2,532)	2,422	64,942	6,503
Income from discontinued operations, net of income taxes	$2,810	$1,945	$159,750	$14,943

Income from discontinued operations per common share:
Basic	$0.05	$0.03	$2.91	$0.27
Diluted	$0.05	$0.03	$2.83	$0.26

Weighted-average common shares outstanding:
Basic	55,215	55,725	54,996	55,557
Diluted	56,767	57,151	56,481	57,566

     In the three months ended September 29, 2007, the Company recognized $2.5 million in tax benefits related to its discontinued operations due primarily to the closure of open tax years.  During the nine months ended September 29, 2007, the Company made a $40.0 million estimated tax payment due to the gain on the sale of its Aero products and received $18.3 million for the exercise of stock options from employees who were hired by NXP associated with the sale of the Aero products.  Current liabilities of discontinued operations consisted of $2.5 million of accrued expenses at September 29, 2007.  The Company expects to record an additional $2.7 million gain on such sale of discontinued operations during the three months ended December 29, 2007 related to the settlement of certain liabilities associated with the sale of its Aero products.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Continuing Involvement

     In connection with the closing of the sale, the Company entered into certain ancillary agreements with NXP, including a Transition Services Agreement (“TSA”) and an Intellectual Property License Agreement (“IPLA”).  Through the TSA, the Company subleased certain premises to NXP and provided various temporary support services, such as IT support services.  Such services were provided for approximately six months from the closing date and are no longer being provided.  The fees for these services were generally equivalent to the Company’s cost.  The TSA fees were approximately $1.9 million and $3.9 million for the three and nine months ended September 29, 2007, respectively.  Through the IPLA, the Company granted NXP a license with respect to retained intellectual property and NXP granted a license to the Company with respect to transferred intellectual property.  However, these cross-license agreements do not involve the receipt or payment of any royalties and therefore are not considered to be a component of continuing involvement.

     Although the services provided under the TSA generated continuing cash flows between the Company and NXP, the amounts were not considered to be significant to the ongoing operations of either entity.  In addition, the Company has no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of NXP. Under the provisions of EITF Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” the Company therefore has no significant continuing involvement in the operations of the former product lines sold to NXP and has classified such operating results as discontinued operations.

3. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Income from continuing operations	$17,624	$2,789	$23,770	$10,992

Shares used in computing basic earnings per share	55,215	55,725	54,996	55,557

Effect of dilutive securities:
Stock options and awards	1,552	1,426	1,485	2,009
Shares used in computing diluted earnings per share	56,767	57,151	56,481	57,566

Income from continuing operations
Basic earnings per share	$0.32	$0.05	$0.43	$0.20
Diluted earnings per share	$0.31	$0.05	$0.42	$0.19

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

     Approximately 3.6 million, 4.9 million, 4.2 million and 3.9 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended September 29, 2007 and September 30, 2006, and for the nine months ended September 29, 2007 and September 30, 2006, respectively, as they are anti-dilutive.  The Company issued 1.8 million shares of common stock during the nine months ended September 29, 2007.  Approximately 0.2 million shares were withheld by the Company during the nine month period to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s 2000 Stock Incentive Plan.  The Company repurchased 1.5 million shares during the nine months ended September 29, 2007 as part of previously announced share repurchase programs.

4. Balance Sheet Details

Inventories

     Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Inventories (excluding discontinued operations) consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Work in progress	$21,376	$16,332
Finished goods	2,806	5,684
	$24,182	$22,016

Long-term obligations and other liabilities

Long-term obligations and other liabilities (excluding discontinued operations) consist of the following (in thousands):

	September 29, 2007	December 30, 2006
Unrecognized tax benefits	$32,223	$—
Other	12,453	15,641
	$44,676	$15,641

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

	Nine Months Ended
	September 29, 2007	September 30, 2006
2000 Stock Incentive Plan:
Expected volatility	48.1%	60.8%
Risk-free interest rate %	4.7%	4.9%
Expected term (in years)	4.9	5.0
Dividend yield	—	—

Employee Stock Purchase Plan:
Expected volatility	36.7%	49.7%
Risk-free interest rate %	4.9%	4.9%
Expected term (in months)	14.5	9.0
Dividend yield	—	—

     The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Cost of revenues	$414	$265	$1,099	$726
Research and development	3,472	3,362	12,921	9,464
Selling, general and administrative	4,651	3,763	14,908	13,072
	$8,537	$7,390	$28,928	$23,262

     The Company recorded  $3.3 million of stock compensation expense in continuing operations during the three months ended March 31, 2007 for a one-time equity award to employees retained by the Company after the sale of the Aero product lines.

     The Company recorded an additional $5.5 million of stock compensation expense in “Income from discontinued operations, net of income taxes” during the three months ended March 31, 2007 in connection with modifications of equity grants to employees who were hired by NXP associated with the sale of the Aero product lines.  As of the closing date of the sale, the Company accelerated the vesting of 0.5 million shares of options and awards, and extended the exercise period of 0.9 million shares of options through December 31, 2007.  Further, the Company cancelled 0.3 million shares of unvested options and awards related to the terminated employees.  There were no significant modifications made to any other stock grants during any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

     The Company had approximately $91.4 million of total unrecognized compensation costs related to stock options and RSUs at September 29, 2007 that are expected to be recognized over a weighted-average period of 2.1 years.

Share Repurchase Program

     In July 2007, the Company’s Board of Directors authorized a program to repurchase up to $400 million of the Company’s common stock from time to time over a 24-month period.  The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.  The Company’s previous $100 million share repurchase program expired in July 2007.  The Company repurchased 1.5 million shares and 1.2 million shares of its common stock for $51.2 million and $40.0 million during the nine months ended September 29, 2007 and September 30, 2006, respectively.

6.  Commitments and Contingencies

Securities Litigation

     On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  On February 19, 2003, the District Court denied the motion to dismiss the complaint against the Company.  On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six “focus” cases, which are intended to serve as test cases.  The plaintiffs selected these six cases, which do not include the Company.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

     Prior to the Second Circuit’s decision, the Company had approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the purported plaintiff class and the vast majority of the other approximately 300 issuer defendants.   These agreements were submitted to the District Court for approval.  In light of the Second Circuit opinion, the parties agreed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  On June 22, 2007, the plaintiffs and the issuers agreed to a stipulation terminating the proposed settlement, subject to court approval.  The District Court approved the stipulation terminating the settlement on June 25, 2007.  On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  The amended complaints against the focus case issuers include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants.  On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases.  If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against the Company and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in each such case.  The Company cannot predict whether it will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.

     The Company is unable to estimate or predict the potential damages that might be awarded as a result of this litigation, whether such damages would be greater than the Company’s insurance coverage, or whether the outcome would have a material impact on the Company’s results of operations or financial position.

Patent and Copyright Infringement Litigation

     On December 14, 2006, Analog Devices, Inc. (Analog Devices), a Massachusetts corporation, filed a lawsuit against the Company, in the United States District Court in the District of Massachusetts, alleging infringement of United States Patents Nos. 7,075,329, 6,262,600, 6,525,566, 6,903,578 and 6,873,065, and copyright infringement of certain Analog Devices datasheets.  On January 31, 2007, the Company filed its answer to Analog Devices’ complaint, in which the Company denied infringement and asserted that Analog Devices’ patents are invalid.  The Company also filed counterclaims in which it alleged that Analog Devices has engaged in unfair competition under both state and federal law.  The District Court has scheduled a trial date in May 2008.  The lawsuit relates to the Company’s Si843x and Si844x family of digital isolator products and alleges that the infringement was and continues to be willful.  At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

     On September 17, 2007, the Company filed a lawsuit against Analog Devices in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of United States Patent No. 7,171,542.  This patent relates to the Company’s proprietary technology for a reconfigurable processor system.  On October 9, 2007, the Company amended the complaint to further allege infringement of U.S. Patents Nos. 6,137,372, 7,209,061, and 7,199,650.  The patents relate to the Company’s proprietary technology for radio frequency transceivers.  In the lawsuit, the Company requests an injunction against further infringement and payment of actual damages, interest and costs.  At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Operating Leases

     In March 2006, the Company entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for its corporate headquarters.  During the term of the lease, the Company has an on-going option to purchase the building for a total purchase price of approximately $44.3 million. Alternatively, the Company can cause the property to be sold to third parties provided it is not in default under the lease. The Company is contingently liable on a first dollar loss basis for the guaranteed residual value associated with this property in the event that the net sale proceeds are less than the original financed cost of the facility up to approximately $35.3 million.

Discontinued Operations Indemnification

     In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to (a) liabilities for breach of the Company’s representations and warranties in the Purchase Agreement, (b) liabilities for breach of the Company’s covenants or agreements pursuant to the Purchase Agreement, (c) liabilities of the Company that were not assumed by NXP and (d) liabilities for certain tax matters.  With respect to breaches of representations and warranties, the Company’s maximum potential exposure is limited to $14.3 million (the amount of cash proceeds held in escrow).  There is no contractual limit on exposure with respect to the other liabilities.  As of September 29, 2007, the Company had no material liabilities recorded under these indemnification obligations.

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

     At September 29, 2007, the Company had $32.2 million of unrecognized tax benefits, of which $31.6 million would affect the effective tax rate if recognized.  During the nine months ended September 29, 2007, the Company had gross increases of $19.3 million to its current year unrecognized tax benefits, primarily related to tax consequences associated with discontinued operations.  In addition, during the nine months ended September 29, 2007, the Company had gross decreases of $8.0 million to its unrecognized tax benefits related to both the closure of an income tax audit and the closure of open tax years.

     The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.  As of the date of adoption, the Company had accrued approximately $2.3 million of interest related to uncertain tax positions.  During the nine months ended September 29, 2007, the Company recognized approximately $0.7 million of interest, net of tax, in the provision for income taxes.  As of September 29, 2007, the Company had accrued approximately $3.4 million of interest related to uncertain tax positions.

     The tax years 2004 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Acquisition

Silembia

     In May 2006, the Company completed its acquisition of Silembia, a privately held company based in Rennes, France.  Silembia developed semiconductor intellectual property for digital demodulation and channel decoding.  The Company acquired all of the outstanding capital stock of Silembia in exchange for approximately $20.5 million, which includes direct acquisition costs.  Of such consideration, $2.8 million was withheld as security for breaches of representations and warranties and certain other expressly enumerated matters.  The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations” (SFAS 141), and accordingly, the results of Silembia’s operations are included in the Company’s consolidated results of operations from the date of the acquisition.  Through the acquisition, the Company acquired engineering expertise and reduced the time required to develop new technologies and products.  These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.  None of the goodwill is deductible for tax purposes.  The purchase price was allocated as follows: goodwill—$9.9 million; intangible assets—$9.5 million; IPR&D—$2.6 million; and net tangible assets—$(1.5) million.

9.  Headquarter Relocation Costs

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

     The charges were recorded in the “selling, general and administrative” line of the condensed consolidated statements of income.  The remaining accrual balance for the vacated facilities was $2.0 million as of September 29, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st.  Fiscal 2007 will have 52 weeks.  Our third quarter of fiscal 2007 ended September 29, 2007.  Our third quarter of fiscal 2006 ended September 30, 2006.  All of the quarterly periods reported in this quarterly report on Form 10-Q had thirteen weeks.  Except as noted, financial results are for continuing operations.  Our former Aero product lines are reported as discontinued operations.  The sale of these product lines closed on March 23, 2007.

Overview

     We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process.  Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management.  Our major customers include 2Wire, Compal, LG Electronics, LSI, Motorola, Panasonic, Philips, Sagem, Samsung and Thomson.

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

•                  Voice over IP products (VoIP), which include our ProSLIC® subscriber line interface circuits and voice direct access arrangement (DAA);

•                  Microcontrollers;

•                  Timing products, which include our any-rate clocks, precision clock & data recovery ICs and oscillators;

•                  Power products, which include our isolators, current sensors and Power over Ethernet controller; and

•                  Mature products, which include our silicon DAA for PC modems, DSL analog front end ICs, optical physical layer transceivers and RF Synthesizers.

      Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration.  In 2006, we introduced a family of highly integrated FM transmitters, a family of digital isolator products, a Power over Ethernet controller and we expanded our microcontroller portfolio with the addition of new USB microcontrollers, Embedded Ethernet solutions and a family of highly-integrated microcontrollers designed specifically for automotive electronics.  In the first nine months of 2007, we introduced a fully integrated AM/FM radio receiver, a dual ProSLIC for VoIP equipment, families of jitter-attenuating any-rate clock multipliers and oscillators, single-chip FM radio transceivers, single-chip AC current sensors and we further expanded our small form factor family of microcontrollers.  We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

     We had no customers that accounted for more than 10% of our revenues during the nine months ended September 29, 2007.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Avnet, represented 38% and 10% of our revenues during the nine months ended September 29, 2007, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended September 29, 2007.

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

     The sales cycle for the test and evaluation of our ICs can be as long as 12 months or more.  An additional three to six months or more are usually required before a customer ships a significant volume of devices that incorporate our ICs.  Due to this lengthy sales cycle, we typically experience a significant delay between incurring research and development and selling, general and administrative expenses, and the corresponding sales.  Consequently, if sales in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters would be adversely affected.  Moreover, the amount of time between initial research and development and commercialization of a product, if ever, can be substantially longer than the sales cycle for the product.  Accordingly, if we incur substantial research and development costs without developing a commercially successful product, our operating results, as well as our growth prospects, could be adversely affected.

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

Discontinued Operation

     On February 8, 2007, we entered into a Sale and Purchase Agreement pursuant to which we sold our Aero transceiver, AeroFONE single-chip phone and power amplifier product lines to NXP for $285 million in cash, with additional earn-out potential of up to an aggregate of $65 million over the next three years.  The sale was completed on March 23, 2007.  The results of operations of the sold product lines have been presented as discontinued operations.

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

     Selling, general and administrative.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, directors’ and officers’ liability insurance, patent litigation legal fees, reserves for bad debt, costs related to relocating our headquarters and promotional and marketing expenses.

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

     Provision (benefit) for income taxes.  We accrue a provision (benefit) for domestic and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses (including stock compensation), research and development tax credits and interest income from tax-exempt short-term investments.

     The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.8	35.5	39.5	33.5
Gross profit	60.2	64.5	60.5	66.5

Operating expenses:
Research and development	23.7	31.5	28.6	31.2
Selling, general and administrative	24.7	33.2	28.3	31.7
In-process research and development	—	—	—	1.2
Operating expenses	48.4	64.7	56.9	64.1

Operating income (loss)	11.8	(0.2)	3.6	2.4

Other income (expense):
Interest income	8.1	4.8	7.6	4.8
Interest expense	(0.2)	(0.3)	(0.2)	(0.3)
Other income (expense), net	(0.2)	0.1	(0.2)	0.1
Income from continuing operations before income taxes	19.5	4.4	10.8	7.0
Provision (benefit) for income taxes	(0.5)	0.6	0.8	1.9
Income from continuing operations	20.0	3.8	10.0	5.1
Income from discontinued operations, net of income taxes	3.2	2.7	67.3	7.0
Net income	23.2%	6.5%	77.3%	12.1%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	September 29, 2007	September 30, 2006	Change	% Change	September 29, 2007	September 30, 2006	Change	% Change
Revenues	$87.9	$73.0	$14.9	20.5%	$237.3	$213.5	$23.8	11.1%

     The growth in the sales of our products for the recent three and nine month periods was primarily driven by increased revenues from our broadcast and microcontroller products.  Such growth was offset in part by a decline in revenues from our mature and VoIP products.  Unit volumes of our products increased compared to the three and nine months ended September 30, 2006 by 40.9% and 29.0%, respectively.  Average selling prices decreased during the same periods by 14.7% and 14.0%, respectively.  As our products become more mature, we expect to experience decreases in average selling prices.  We anticipate that newly announced higher priced, next generation products and product extensions will offset these decreases to some degree.

Gross Profit

	Three Months Ended				Nine Months Ended
(in millions)	September 29, 2007	September 30, 2006	Change	% Change	September 29, 2007	September 30, 2006	Change	% Change
Gross profit	$53.0	$47.1	$5.9	12.5%	$143.7	$142.1	$1.6	1.1%
Percent of revenue	60.2%	64.5%			60.5%	66.5%

     The decrease in gross profit as a percent of revenue for the recent three and nine month periods was primarily due to changes in product mix.  We may experience declines in the average selling prices of certain of our products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer foundries and third-party assembly and test subcontractors.

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	September 29, 2007	September 30, 2006	Change	% Change	September 29, 2007	September 30, 2006	Change	% Change
Research and development	$20.8	$23.0	$(2.2)	(9.4)%	$67.8	$66.7	$1.1	1.7%
Percent of revenue	23.7%	31.5%			28.6%	31.2%

     The decrease in research and development expense for the recent three month period was principally due to (a) $1.3 million of reduced occupancy and IT support costs, which were billed to NXP in connection with our transition services agreement (which has now expired), and (b) $0.8 million of reduced stock compensation and other personnel-related expenses.  The increase in research and development expense for the recent nine month period was principally due to an increase of $6.2 million for stock compensation and other personnel-related expenses, offset in part by (a) $2.7 million of reduced occupancy and IT support costs, which were billed to NXP in connection with our expired transition services agreement, (b) decreased depreciation of $1.8 million, and (c) decreased product introduction costs of $0.6 million.

     Significant recent development projects include a fully integrated AM/FM radio receiver, a dual ProSLIC for VoIP equipment, families of jitter-attenuating any-rate clock multipliers and oscillators, single-chip FM radio transceivers, single-chip AC current sensors and our expanded small form factor family of microcontrollers.  We expect that research and development expense will increase with revenue in absolute dollars and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, General and Administrative

	Three Months Ended					Nine Months Ended
(in millions)	September 29, 2007	September 30, 2006	Change	% Change		September 29, 2007	September 30, 2006	Change	% Change
Selling, general and administrative	$21.7	$24.2	$(2.5)	(10.4	) %	$67.3	$67.8	$(0.5)	(0.7)%
Percent of revenue	24.7%	33.2%				28.3%	31.7%

     The decrease in selling, general and administrative expense for the recent three and nine month periods was principally due to (a) a $3.0 million charge related to relocating our corporate headquarters in the three months ended September 30, 2006, and (b) decreases of $0.6 million and $1.5 million, respectively, for sales commissions.  The decreases were offset in part by increases of (a) $0.5 million and $2.3 million, respectively, for stock compensation and other personnel-related expenses, and (b) $0.5 million and $1.3 million, respectively, for depreciation.  Selling, general and administrative expense for the recent nine month period also reflects an increase of $1.0 million in legal fees primarily related to litigation. We expect that selling, general and administrative expense will increase slightly in absolute dollars in future periods.

In-Process Research and Development

     In-process research and development (IPR&D) related to the acquisition of Silembia was $2.6 million for the nine months ended September 30, 2006.  There was no IPR&D for the three months ended September 30, 2006 or the three and nine months ended September 29, 2007.

Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2007	September 30, 2006	Change	September 29, 2007	September 30, 2006	Change
Interest income	$7.1	$3.5	$3.6	$18.0	$10.4	$7.6

    The increases in interest income for the recent three and nine month periods were primarily due to greater cash and short-term investments balances, and to a lesser extent, an increase in interest rates of the underlying instruments.

Interest Expense

     Interest expense was $0.1 million and $0.5 million for the three and nine months ended September 29, 2007, respectively.   Interest expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively.

Other Income (Expense), Net

     Other income (expense), for the three and nine months ended September 29, 2007 was $(0.2) million and $(0.4) million, respectively, as compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2007	September 30, 2006	Change	September 29, 2007	September 30, 2006	Change
Provision (benefit) for income taxes	$(0.4)	$0.4	$(0.8)	$2.0	$4.1	$(2.1)
Effective tax rate	(2.4)%	12.9%		7.6%	27.2%

     The effective tax rate for the three months ended September 29, 2007 was lower than the three months ended September 30, 2006 due to an increase in the tax deductibility of stock compensation expense as well as the current quarter reduction of the liability for unrecognized tax benefits due to the closure of open tax years.  This impact was partially offset by a decrease in the tax benefit realized on income earned by foreign operations as well as a decrease in the favorable impact of tax exempt interest income in 2007.

     The effective tax rate for the nine months ended September 29, 2007 was also lower than the nine months ended September 30, 2006 due to the reduction of the liability for unrecognized tax benefits due to the closure of open tax years as well as an increase in the tax deductibility of stock compensation expense.  This impact was partially offset by a decrease in the tax benefit realized on income earned by foreign operations as well as a decrease in the favorable impact of tax exempt interest income in 2007.

     The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax exempt interest income, the limited deductibility of stock compensation expense and other permanent items.  In addition, for the three and nine month periods ended September 29, 2007, the effective tax rate differs from the federal statutory rate of 35% as a result of the reduction of the liability for unrecognized tax benefits due to the closure of open tax years.

Income from Discontinued Operations, Net of Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2007	September 30, 2006	Change	September 29, 2007	September 30, 2006	Change
Income from discontinued operations, net of income taxes	$2.8	$1.9	$0.9	$159.8	$14.9	$144.9

     Revenues from our discontinued operations for the three and nine months ended September 29, 2007 were $0.1 million and $43.3 million, respectively, as compared to $42.6 million and $140.0 million for the three and nine months ended September 30, 2006, respectively.  Income from our discontinued operations for the nine months ended September 29, 2007 included a gain on sale of $155.2 million, net of related income taxes.  We expect to record an additional $2.7 million gain on such sale of discontinued operations during the three months ended December 29, 2007 related to the settlement of certain liabilities associated with the sale of our Aero products. See Note 2 for additional information.

Business Outlook

     We expect revenues in the fourth quarter of fiscal 2007 to be in the range of $93 to $97 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.25 to $0.27.

Liquidity and Capital Resources

     Our principal sources of liquidity as of September 29, 2007 consisted of $637.6 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal bonds.

     Net cash provided by operating activities was $0.5 million during the nine months ended September 29, 2007, compared to net cash provided of $53.8 million during the nine months ended September 30, 2006.  Operating cash flows during the nine months ended September 29, 2007 reflect our net income of $183.5 million, adjustments of $117.9 million for income from discontinued operations, depreciation, amortization and stock compensation, and a net increase in the change of our operating assets and liabilities of $65.1 million.

     Accounts receivable increased to $56.7 million at September 29, 2007 from $36.7 million at December 30, 2006.  The increase in accounts receivable resulted primarily from non-linear shipments during the three months ended September 29, 2007.  Our average days sales outstanding (DSO) increased to 58 days at September 29, 2007 from 44 days at December 31, 2006.

     Inventory increased to $24.2 million at September 29, 2007 from $22.0 million at December 30, 2006.  Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand.  Our average days of inventory (DOI) was 68 days at September 29, 2007 and 63 days at December 31, 2006.

     Also contributing to the use of cash in operating activities during the nine months ended September  29, 2007 was a $40.0 million estimated tax payment due to the gain on the sale of our Aero product lines.

     Net cash provided by investing activities was $92.7 million during the nine months ended September 29, 2007, compared to net cash used of $79.5 million during the nine months ended September 30, 2006.  The increase was principally due to cash proceeds of $270.7 million from the sale of our Aero product lines (which excludes $14.3 million held in escrow) and a decrease of $16.0 million used for business acquisitions, offset by an increase of $123.9 million in net purchases of short-term investments.

     We anticipate capital expenditures of approximately $8 to $12 million for fiscal 2007.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

     Net cash used in financing activities was $30.3 million during the nine months ended September 29, 2007, compared to net cash provided of $0.4 million during the nine months ended September 30, 2006.  The decrease was principally due to a decrease of $15.3 million of proceeds from the exercise of employee stock options and an increase of $11.2 million for repurchases of our common stock in the recent nine month period.  In July 2007, our board of directors authorized a program to repurchase up to $400 million of our common stock over a 24-month period.

     Net cash provided by discontinued operations was $20.5 million during the nine months ended September 29, 2007, compared to net cash provided of $9.6 million during the nine months ended September 30, 2006.

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

     Stock compensation — Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25.  Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method.  SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income.  The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock.  The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.  In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest.  If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.  We had approximately $91.4 million of total unrecognized compensation costs related to stock options and RSUs at September 29, 2007 that are expected to be recognized over a weighted-average period of 2.1 years.  See Note 5 for a further discussion on stock-based compensation.

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

Qualitative and Quantitative Disclosures about Market Risk

     Our financial instruments include cash, cash equivalents and short-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our cash, cash equivalents and short-term investments holdings as of September 29, 2007, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $6.4 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

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

Item 4.  Controls and Procedures

     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 29, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There were no changes in our internal controls during the fiscal quarter ended September 29, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Securities Litigation

     On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  On February 19, 2003, the District Court denied the motion to dismiss the complaint against us.   On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six “focus” cases, which are intended to serve as test cases.  The plaintiffs selected these six cases, which do not include us.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

     Prior to the Second Circuit’s decision, we had approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the purported plaintiff class and the vast majority of the other approximately 300 issuer defendants.   These agreements were submitted to the District Court for approval.  In light of the Second Circuit opinion, the parties agreed that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified.  On June 22, 2007, the plaintiffs and the issuers agreed to a stipulation terminating the proposed settlement, subject to court approval.  The District Court approved the stipulation terminating the settlement on June 25, 2007.  On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  The amended complaints against the focus case issuers include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants.  On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases.  If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against us and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in each such case.  We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.

     We are unable to estimate or predict the potential damages that might be awarded as a result of this litigation, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

Patent and Copyright Infringement Litigation

     On December 14, 2006, Analog Devices, Inc. (Analog Devices), a Massachusetts corporation, filed a lawsuit against us, in the United States District Court in the District of Massachusetts, alleging infringement of United States Patents Nos. 7,075,329, 6,262,600, 6,525,566, 6,903,578 and 6,873,065, and copyright infringement of certain Analog Devices datasheets.  On January 31, 2007, we filed our answer to Analog Devices’ complaint, in which we denied infringement and asserted that Analog Devices’ patents are invalid.  We also filed counterclaims in which we alleged that Analog Devices has engaged in unfair competition under both state and federal law.  The District Court has scheduled a trial date in May 2008.  The lawsuit relates to our Si843x and Si844x family of digital isolator products and alleges that the infringement was and continues to be willful.  At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

     On September 17, 2007, we filed a lawsuit against Analog Devices in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of United States Patent No. 7,171,542.  This patent relates to our proprietary technology for a reconfigurable processor system.  On October 9, 2007, we amended the complaint to further allege infringement of U.S. Patents Nos. 6,137,372, 7,209,061, and 7,199,650.  The patents relate to our proprietary technology for radio frequency transceivers.   In the lawsuit, we request an injunction against further infringement and payment of actual damages, interest and costs.  At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

Other

     We are involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on the consolidated financial position or results of operations.

Item 1A.  Risk Factors

Risks Related to our Business

We may not be able to maintain our historical growth and may experience significant period-to-period fluctuations in our revenues and operating results, which may result in volatility in our stock price

     Although we have generally experienced revenue growth in our history, we may not be able to sustain this growth.  We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate.  In some future period our revenues or operating results may be below the expectations of public market analysts or investors.  If this occurs, our stock price may drop, perhaps significantly.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

     Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Excluding discontinued operations, research and development expense during the nine months ended September 29, 2007 was $67.8 million, or 28.6% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

     The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the nine months ended September 29, 2007, our ten largest customers accounted for 35% of our revenues from continuing operations.  Some of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

     The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  We compete with Analog Devices, Atmel, Broadcom, Conexant, Cypress, Epson, Freescale, Fujitsu, Infineon Technologies, Zarlink Semiconductor, LSI, Maxim Integrated Products, Microchip, National Semiconductor, NXP Semiconductors, Renesas, Texas Instruments, Vectron International and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.  In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

     The following table summarizes repurchases of our common stock during the three months ended September 29, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 — July 28, 2007	1,236	$35.64	—	$31,547,681

July 29, 2007 — August 25, 2007	412,987	$35.24	398,440	$385,952,495

August 26, 2007 — September 29, 2007	520,478	$38.91	481,795	$367,203,203
Total	934,701	$37.29	880,235

 (1) Includes 54,466 shares of  our common stock withheld by us to satisfy employee tax obligations upon vesting of certain stock grants made under our 2000 Stock Incentive Plan.

    On July 25, 2007, we announced that our board of directors authorized a program to repurchase up to $400 million of our common stock.  Such repurchases may occur over a 24-month period ending July 31, 2009.  The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.  Our prior repurchase program, which was announced on July 24, 2006 and authorized the repurchase of up to $100 million of our common stock over a 12-month period, expired in July 2007.

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

  10.1*              Amendment to Stock Options Agreement between Silicon Laboratories Inc. and William G. Bock dated July 19, 2007 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2007).

  31.1                     Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2                     Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1                     Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

  * Incorporated herein by reference to the indicated filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

October 24, 2007	/s/ Necip Sayiner
Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

October 24, 2007	/s/ William G. Bock
Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)