Form 10-K
period 2007-12-29
SILICON LABORATORIES INC
filed 2008-02-07
CIK 1038074

Use these links to rapidly review the document
Table of Contents
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-29823

SILICON LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2793174 (I.R.S. Employer Identification No.)
400 West Cesar Chavez, Austin, Texas (Address of principal executive offices)	78701 (Zip Code)
(512) 416-8500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 29, 2007) was $1,836,586,615 (assuming, for this purpose, that only directors and officers are deemed affiliates).

        There were 52,707,703 shares of the registrant's common stock issued and outstanding as of January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the registrant's 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement

        Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of Silicon Laboratories Inc. and its management and may be signified by the words "expects," "anticipates," "intends," "believes" or similar language. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under "Risk Factors" and elsewhere in this report. Silicon Laboratories disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Our world-class, mixed-signal design ICs use standard complementary metal oxide semiconductor (CMOS) technology to dramatically reduce the cost, size and system power requirements of devices that our customers sell to their end-user customers. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products that are highly integrated, which simplifies our customers' designs and improves their time-to-market.

Industry Background

        Communications, computing and consumer electronics continue to drive semiconductor consumption. Growth in these markets has been driven primarily by the increasing pervasiveness of Internet usage, development of new communications technologies and the availability of improved communication services at lower costs over high-speed, highly reliable networks. This demand has fueled tremendous growth in the number of electronic devices. Demand for functionality in mobile, handheld devices such as mobile phones, portable media players and personal navigation devices, has increased as manufacturers attempt to further differentiate their products. Consumer and enterprise demand for Internet connectivity, the availability of alternative telephony services and the transition to digital video are also key trends driving demand for innovative, mixed-signal ICs.

        All of these applications are characterized by an intersection between the analog world we live in and the digital world of computing, and therefore require analog-intensive, mixed-signal circuits. Traditional mixed-signal designs relied upon solutions built with numerous, complex discrete analog and digital components. While these traditional designs provide the required functionality, they are often inefficient and inadequate for use in markets where size, cost, power consumption and performance are increasingly important product differentiators. In order to improve their competitive position, electronics manufacturers need to reduce the cost of their systems, reduce the complexity of their systems and enable new features or functionality to differentiate themselves from their competitors.

        Simultaneously, these manufacturers face accelerating time-to-market demands and must be able to rapidly adapt to evolving industry standards and new technologies. Because analog-intensive, mixed-signal IC design expertise is difficult to find, these manufacturers increasingly are turning to third parties, like us, to provide advanced mixed-signal solutions. Mixed-signal design requires specific expertise and relies on creative, experienced engineers to deliver solutions that optimize speed, power, amplitude and resolution despite the noisy digital environment and within the constraints of standard manufacturing processes. The development of this design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

        Many third-party IC providers lack sufficient analog expertise to develop compelling mixed-signal ICs. As a result, manufacturers of electronic devices value third-party providers that can supply them with mixed-signal ICs with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

Products

        We provide analog-intensive, mixed-signal ICs for use in a variety of electronic products in a broad range of applications including portable devices, satellite set top boxes, motor control and sensors, FM/AM radios, test and measurement equipment, personal video recorders, industrial monitoring and control, central office telephone equipment, customer premises equipment and networking equipment. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competitive products into single chips or chipsets. By doing so, we are able to create products that when compared to many competitive products:

  •
  Require less board space;

  •
  Reduce the use of external components lowering the system cost and simplifying design;

  •
  Can offer superior performance improving our customers' end products;

  •
  Provide increased reliability and manufacturability, improving customer yields; and/or

  •
  Reduce system power requirements enabling smaller form factors and/or longer battery life;

        We group our products into the following categories:

  •
  Broadcast products, which include our broadcast radio receivers and transmitters, satellite set-top box receivers and satellite radio tuner;

  •
  ISOmodem® embedded modems;

  •
  Voice over IP (VoIP) products, which include our ProSLIC® subscriber line interface circuits and voice direct access arrangement (DAA);

  •
  Microcontrollers;

  •
  Timing products, which include our clocks, precision clock & data recovery ICs and oscillators;

  •
  Power products, which include our isolators, current sensors and Power over Ethernet devices; and

  •
  Mature products, which include our silicon DAA for PC modems, DSL analog front end ICs, optical physical layer transceivers and RF Synthesizers.

        The following table summarizes the diverse product areas and applications for the various ICs that we have introduced to customers:

Product Areas and Description	Applications
Broadcast Products
Broadcast Radio Receivers and Transmitters
Our FM and AM receivers deliver the entire tuner from antenna input to audio output in a single chip. Ideal for portable audio applications, the broadcast audio products are based on an innovative digital architecture that enables significant improvements in performance, which translates to a better consumer experience, while reducing system cost and board space for our customers. The AM/FM receivers enable AM and/or FM radio in virtually any device and the transmitters allow customers to cost effectively add wireless AM/FM audio playback capability to any portable media device.	• Mobile phones • Stand-alone AM/FM radios • Personal computers • Portable audio devices • MP3/digital media players • Navigation/GPS devices • Satellite radios
ISOmodem Embedded Modems

The ISOmodem embedded modems leverage innovative silicon DAA technology and a digital signal processor to deliver a globally compliant, very small analog modem for embedded applications like set-top boxes, Personal Video Recorders (PVRs) and fax capability in multi-function printers.
•  Set-top and digital cable boxes
•  Industrial monitoring
•  Postage meters
•  Security systems
•  Remote medical monitoring
•  Gaming consoles
•  PVRs
•  Point of sale (POS) terminals
• Fax machines and multi-function printers
Voice over IP Products
ProSLIC Subscriber Line Interface Circuits
The ProSLIC provides the analog subscriber line interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Our ProSLIC product family has offerings for short-haul applications suitable for the customer premises as well as long-haul applications suitable for the traditional telephone company central office.	• Wireless local loop providing remote access for a wireline system • Voice over broadband modems and terminal adapters • VoIP residential gateways • PBXs • Wired long loop and central office systems
Voice Direct Access Arrangement
Our DAA provides electrical isolation to guard against power surges in the telephone line, while the codec provides analog-to-digital and digital-to-analog conversion. In a voice over DSL application, our voice DAA also enables emergency backup telephone service in the event the data network goes down.	• PBXs and IP telephony products

Microcontrollers

Our C8051F family of 8-bit mixed-signal microcontrollers integrates intelligent data capture in the form of high-resolution data converters, a traditional MCU computing function, Flash memory and a highly programmable set of communication interfaces in a single system on a chip. The combination of configurable high-performance analog, up to 100 Million Instructions Per Second (MIPS), 8051 core and in-system field programmability provides the user with design flexibility, improved time-to-market, superior system performance and greater end product differentiation. These products are designed for use in a large variety of end-markets, including the automotive, communications, consumer, industrial, medical and power management markets.	• Industrial automation and control • Automotive sensors and controls • Medical instrumentation • Electronic test and measurement equipment • Consumer electronics • Computer peripherals • White goods
Timing Products
Precision Clock Integrated Circuits
Our precision clock product family includes various products ranging from general purpose clock multiplier products up to high performance multi-port, redundant, multiple frequency range clock multipliers and regenerators. Our Any-Rate Precision Clock product family offers the additional flexibility of generating any output frequency from any input frequency with 0.3 picosecond jitter performance. Leveraging our DSPLL® technology to offer frequency agile, extremely low jitter clock products, these devices replace traditional solutions implemented using expensive, bulky modules, numerous crystal sources, complicated discrete circuitry requiring numerous components, or hybrid IC/discrete solutions that offer limited functionality.	• Next-generation networking equipment • Telecommunications • Wireless base stations • Test and measurement equipment • HDTV video • High-speed data acquisition • SONET/SDH line cards
Oscillators
Our families of oscillators (XOs) and voltage-controlled oscillators (VCXOs) for applications up to 1.4 GHz include the industry's first quad frequency XO and VCXO devices. Leveraging our patented DSPLL technology, both families are easy to design in and provide superior reliability, manufacturability and performance.	• Networking equipment • Base stations • Test and measurement equipment • Storage area networks • Video systems
Power Products
Isolators
Our digital isolator product family leverages an innovative technology to enable up to four channels of isolation in a single device, simplifying design and reducing system cost. These products are still in the early stages of customer adoption.	• Switch mode power supplies • Ethernet/CAN networks • Isolated analog data acquisition

Current Sensors
Our low-loss, high-accuracy alternating current sensor family measures up to 20 amps of current for control and protection in power systems. Our current sensors integrate the functional equivalent of a current transformer circuit into a tiny package, including the current transformer, blocking diode, burden resistor and output RC filter, thereby decreasing board space and reducing enclosure volume requirements. These products are still in the early stages of customer adoption.	• AC-DC switching power supplies • Isolated dc-dc supplies • Motor control • Electronic ballasts for lighting
Power over Ethernet
Our Power over Ethernet (PoE) Power Source Equipment and Powered Device ICs offer highly differentiated solutions with a reduced total bill of materials (BOM) cost and improved performance and reliability. Our solutions also offer an integration level that enables functionality not available with competing solutions. These devices are still in the early stages of customer adoption.	• Wireless access points (WAP) • VoIP phones • Radio frequency identification (RFID) tag readers • POS terminals • Security systems • Cameras
Mature Products
Silicon DAA for PC Modems
Our DAA provides the functionality of both a direct access arrangement and a codec in a single chipset. A direct access arrangement provides electrical isolation between a wireline device, such as a modem, and the telephone line to guard against power surges in the telephone line, while the codec provides analog-to-digital and digital-to-analog conversion.	• Desktop and notebook modems • Modem Riser Cards • Mobile Daughter Cards • Modem on motherboard • Mini PCI cards • Handheld organizers • Set-top boxes • Video conferencing systems
DSL Analog Front End
The DSL AFE is designed to provide the connectivity functions for business or residential asymmetric digital subscriber line (ADSL) connection at the user end in customer premises equipment. Such a connection addresses the business and residential demand for high-speed connectivity. The DSL AFE supports several ADSL communication standards enabling various upload and download data rates.	• Personal computer modems • External modems • Residential gateways • Network interface devices

        During fiscal 2007, 2006 and 2005, sales of our mixed-signal products accounted for substantially all of our revenue from continuing operations.

Divestiture

        On March 23, 2007, we sold our Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the "Aero product lines") to NXP B.V. and NXP Semiconductors France SAS (collectively "NXP") for $285 million in cash, including $14.3 million held in escrow, plus additional earn-out potential of up to an aggregate of $65 million over the following three years. These products represented about one third of our quarterly revenue at the time of the divestiture. We view the divestiture as a strategic inflection point for us, enabling a sharper focus on our high-margin, mixed-signal business and improving our profitability and revenue growth potential. The research and development investments made during the past two years have driven the expansion of several key product lines, establishing the growth potential for this remaining mixed-signal business.

        We intend to selectively compete in wireless applications and have retained a substantial portion of our core RF intellectual property. However, our focus has moved to areas where the return on investment is commensurate with our business model targets. We believe this divestiture improved our ability to achieve our profitability targets.

Customers, Sales and Marketing

        We market our products in various markets through our direct sales force, a network of independent sales representatives and distributors. Direct and distributor customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

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

        Two of our distributors, Edom Technology and Avnet, represented 36% and 10% of our fiscal 2007 revenues, respectively. Distributors are not considered end customers, but rather serve as a sales channel to our end customers. No other distributor accounted for 10% or more of revenues for fiscal 2007.

        During fiscal 2007, our ten largest end customers accounted for 37% of our revenues. No single end customer accounted for more than 10% of our revenues during this period. Our major customers include 2Wire, Garmin, Global Navigation Systems, LG Electronics, Motorola, Panasonic, Philips, Sagem, Samsung, and Thomson.

        We maintain numerous sales offices in North America, Europe and Asia. Revenue is attributed to a geographic area based on the end customer's shipped-to location. The percentage of our revenues to customers located outside of the United States was 87% in fiscal 2007. For further information regarding our revenues and long-lived assets by geographic area, see Note 14, "Segment Information," to the Consolidated Financial Statements.

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

        Research and development expenses, excluding discontinued operations, were $89.3 million, $89.8 million and $76.4 million in fiscal 2007, 2006 and 2005, respectively.

Technology

        Our product development process facilitates the design of highly-innovative, analog-intensive, mixed-signal ICs. Our senior engineers start the product development process by forming an understanding of our customers' products and needs and then design alternatives with increased functionality and with decreasing power, size and cost requirements. Our engineers' deep knowledge of existing and emerging standards and performance requirements help us to assess the technical feasibility of a particular IC. We target areas where we can provide compelling product improvements. Once we have solved the primary challenges, our field application engineers continue to work closely with our customers' design teams to maintain and develop an understanding of our customers' needs, allowing us to formulate derivative products and refined features.

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

Analog Design Expertise in CMOS

        We believe that our most significant core competency is our world-class analog design capability. Additionally, we strive to design substantially all of our ICs in CMOS processes. There are several modern process technologies for manufacturing semiconductors including CMOS, Bipolar, BiCMOS, silicon germanium and gallium arsenide. While it is significantly more difficult to design analog ICs in CMOS, CMOS provides multiple benefits versus existing alternatives, including significantly reduced cost, reduced technology risk and greater worldwide foundry capacity. CMOS is the most commonly used process technology for manufacturing digital ICs and as a result is most likely to be used for the manufacturing of ICs with finer line geometries. These finer line geometries can enable smaller and faster ICs. By designing our ICs in CMOS, we enable our products to benefit from this trend towards finer line geometries, which allows us to integrate more digital functionality into our mixed-signal ICs.

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

Digital Signal Processing Design Expertise

        We consider the partitioning of a circuit's functionality to be a proprietary and creative design technique. Our digital signal processing design expertise maximizes the price/performance characteristics of both the analog and digital functions and allows our ICs to work in an optimized manner to accomplish particular tasks. Generally, we surround core analog circuitry with digital CMOS transistors, which allows our ICs to perform the required analog functions with increased digital capabilities. For example, our broadcast audio products use a proven digital low-IF receiver and transmitter architecture to deliver superior RF performance and interference rejection compared to traditional, analog-only approaches. Digital signal processing is utilized to optimize sound quality under varying signal conditions, enabling a better consumer experience.

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

Manufacturing

        As a fabless IC manufacturer, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs typically use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products' life cycles. We currently partner principally with Taiwan Semiconductor Manufacturing Co. (TSMC) to manufacture our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities in Singapore or Austin, Texas, prior to shipping to our customers. We have increasingly utilized offshore third-party test subcontractors, typically in Asia where the parts are assembled and where the products are frequently delivered to our customers. During fiscal 2007, more than 98% of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain at about this level during fiscal 2008.

Backlog

        As of December 29, 2007, our backlog from continuing operations was approximately $70.2 million, compared to approximately $63.0 million as of December 30, 2006. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Backlog from distributors is not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 29, 2007, we had approximately 800 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

        We claim copyright protection for proprietary documentation for our products. We have filed for registration, or are in the process of filing for registration, the visual images of certain ICs with the U.S. Copyright Office. We have registered the "Silicon Laboratories" logo and a variety of other product and product family names as trademarks in the United States and selected foreign jurisdictions. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other customary security measures. We intend to protect our rights vigorously, but there can be no assurance that our efforts will be successful. In addition, the laws of other countries in which our products are sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Employees

        As of December 29, 2007, we employed 562 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our employee relations to be good.

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

  •
  The time lag and realization rate between "design wins" and production orders;

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

  •
  The software used in our products and provided by third-party software providers may not meet the needs of our customers;

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

        Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Excluding discontinued operations, research and development expense during fiscal 2007 was $89.3 million, or 26.5% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2007, our ten largest customers accounted for 37% of our revenues from continuing operations. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

  •
  Some of our customers may have efforts underway to actively diversify their vendor base which could reduce purchases of our ICs; and

  •
  Some of our customers have developed or acquired products that compete directly with products these customers purchase from us, which could affect our customers' purchasing decisions in the future.

        While we have been a significant supplier of ICs used in many of our customers' products, our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and protects their ability to secure these components. We believe that any expansion of our customers' supplier bases could have an adverse effect on the prices we are able to charge and volume of product that we are able to sell to our customers, which would negatively affect our revenues and operating results.

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

        We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and the Pacific Rim region. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues from continuing operations derived from customers located outside of the United States was 87% in fiscal 2007. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

  •
  Increased complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;

  •
  Protectionist laws and business practices that favor local competition in some countries;

  •
  Difficulties related to the protection of our intellectual property rights in some countries;

  •
  Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs;

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

Failure to manage our distribution channel relationships could impede our future growth

        The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management's time and system resources to manage properly.

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

        Product liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved. Furthermore, product liability risks are particularly significant with respect to medical and automotive applications because of the risk of serious harm to users of these products. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business

        In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers requesting indemnification for claims brought against them by third parties. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We respond when we deem appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. For example, in December 2006, Analog Devices, Inc. filed a lawsuit against us alleging willful infringement of certain intellectual property rights owned by them—see "Part I, Item 3. Legal Proceedings." In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management's time and attention. Most intellectual property litigation also could force us to take specific actions, including:

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

Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales

        Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer's system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the IC or software, changes in the IC's manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

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

        The cyclical nature of the semiconductor industry drives wide fluctuations in available capacity at third-party vendors. On occasion, we have been unable to adequately respond to unexpected increases in customer demand due to capacity constraints and, therefore, were unable to benefit from this incremental demand. We may be unable to obtain adequate foundry, assembly or test capacity from our third-party subcontractors to meet our customers' delivery requirements even if we adequately forecast customer demand.

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

Our products incorporate technology licensed from third parties

        We incorporate technology (including software) licensed from third parties in our products. We could be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology. Although a third party licensor is typically obligated to indemnify us if the licensed technology infringes on another party's intellectual property rights, such indemnification is typically limited in amount and may be worthless if the licensor becomes insolvent. See "Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business." Furthermore, any failure of third party technology to perform properly would adversely affect sales of our products incorporating such technology.

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

  •
  New technological standards or changes to existing standards that we are unable to address with our products;

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

  •
  Diversion of management's time and attention from our core business;

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

  •
  Diversion of management's time and attention from our core business;

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

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

        Most of TSMC's foundries and several of our assembly and test subcontractors' sites are located in Taiwan and our other assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that such alternate capacity could be obtained on favorable terms, if at all.

        A natural disaster, epidemic, labor strike, war or political unrest where our customers' facilities are located would likely reduce our sales to such customers. North Korea's geopolitical maneuverings have created unrest. Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results. In addition, a significant portion of the assembly and testing of our products occurs in South Korea. Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner and may decrease our gross margins due to higher unit costs

        The manufacturing of our products is a highly complex and technologically demanding process. Although we work closely with our foundries to minimize the likelihood of reduced manufacturing yields, our foundries from time to time have experienced lower than anticipated manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by our foundries could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies, which could lower our gross profits. If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers' demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships.

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

We are a relatively small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share

        Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our competitors may also offer bundled chipset kit arrangements offering a more complete product despite the technical merits or advantages of our products. These competitors may elect not to support our products which could complicate our sales efforts. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross profits and/or decrease our market share.

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

Risks related to our industry

We are subject to the cyclical nature of the semiconductor industry, which has been subject to significant fluctuations

        The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant fluctuations, often connected with, or in anticipation of, maturing product cycles and new product introductions of both semiconductor companies' and their customers' products and fluctuations in general economic conditions.

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

The average selling prices of our products could decrease rapidly which may negatively impact our revenues and gross profits

        We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We have reduced the average unit price of our products in anticipation of or in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, increasing our sales content per application or reducing production costs, our gross profits and revenues will suffer. To maintain our gross profit percentage, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so could cause our revenues and gross profit percentage to decline.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary facilities, housing engineering, sales and marketing, administration and test operations, are located in Austin, Texas. These facilities consist of approximately 150,000 square feet of leased floor space with lease terms expiring at various dates through 2013. In addition to these properties, we lease smaller facilities in various locations in the United States, China, France, Germany, Japan, South Korea, Singapore, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.    Legal Proceedings

Securities Litigation

        On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock. The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies. A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually. On February 19, 2003, the District Court denied the motion to dismiss the complaint against us. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six "focus" cases, which are intended to serve as test cases. The plaintiffs selected these six cases, which do not include us. The Court has indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

        Prior to the Second Circuit's December 5, 2006 decision, we had approved a settlement agreement and related agreements which set forth the terms of a settlement between us, the purported plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the District Court for approval. In light of the Second Circuit's opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the District Court approved a stipulation filed by the issuers and plaintiffs which terminated the settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed a motion to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed a motion opposing plaintiffs' class certification motion, and the plaintiffs filed an opposition to defendants' motions to dismiss.

        We are unable to estimate or predict the potential damages that might be awarded as a result of this litigation, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

Patent and Copyright Infringement Litigation

        On December 14, 2006, Analog Devices, Inc. (Analog Devices), a Massachusetts corporation, filed a lawsuit against us, in the United States District Court in the District of Massachusetts, alleging infringement of United States Patents Nos. 7,075,329, 6,262,600, 6,525,566, 6,903,578 and 6,873,065, and copyright infringement of certain Analog Devices datasheets. On January 31, 2007, we filed our answer to Analog Devices' complaint, in which we denied infringement and asserted that Analog Devices' patents are invalid. We also filed counterclaims in which we alleged that Analog Devices has engaged in unfair competition under both state and federal law. The District Court has scheduled a trial date in May 2008. The Court held a Markman patent claim construction hearing in November 2007. Following that hearing, Analog Devices withdrew United States Patent No. 6,903,578 from the lawsuit on December 6, 2007. The lawsuit relates to our Si843x and Si844x family of digital isolator products and alleges that the infringement was and continues to be willful. At this time, we cannot estimate the outcome of this matter or resulting financial impact to us, if any.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 31, 2008, there were 155 holders of record of our common stock.

	High	Low
Fiscal Year 2006
First Quarter	$56.06	$36.20
Second Quarter	60.00	31.30
Third Quarter	38.75	28.43
Fourth Quarter	36.55	29.77
Fiscal Year 2007
First Quarter	$35.34	$28.90
Second Quarter	35.51	29.75
Third Quarter	42.76	34.13
Fourth Quarter	44.46	35.79

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

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended December 29, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2007 - October 27, 2007	368,909	$42.41	368,063	$351,593,126
October 28, 2007 - November 24, 2007	946,124	$37.97	940,874	$315,877,720
November 28, 2007 - December 29, 2007	1,660,879	$37.16	1,629,274	$255,364,793

Total	2,975,912	$38.07	2,938,211

(1)
Includes 37,701 shares of our common stock withheld by us to satisfy employee tax obligations upon vesting of certain stock grants made under our 2000 Stock Incentive Plan.

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

Item 6.    Selected Financial Data

        You should read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes to those statements included in this Form 10-K. Financial data for fiscal years 2003 through 2006 has been reclassified to reflect the sale of our former Aero product lines as discontinued operations. The sale of these product lines closed on March 23, 2007. See Note 3, "Discontinued Operation," to the Consolidated Financial Statements for additional information.

	Fiscal Year
	2007		2006		2005		2004	2003
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$337,461		$288,156		$238,587		$235,967	$188,649
Operating income	23,097		6,052	(3)	18,945	(4)	40,235	27,232
Income from continuing operations	39,687		15,343	(3)	17,699	(4)	31,979	19,511
Income from discontinued operations, net of income taxes	165,149	(1)	15,815		29,807		44,714	25,205
Net income	$204,836	(1)	$31,158	(3)	$47,506	(4)	$76,693	$44,716
Income from continuing operations per share:
Basic	$0.72		$0.28		$0.33		$0.62	$0.40
Diluted	$0.70		$0.27		$0.32		$0.58	$0.37
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$572,974	(2)	$386,292		$363,710		$277,106	$190,313
Working capital	599,300	(2)	402,085		369,304		294,557	202,712
Total assets	840,246	(2)	686,995		601,062		481,122	378,095
Long-term obligations	43,309		16,691		7,418		2,570	9,962
Total stockholders' equity	703,545		568,682		498,048		399,484	287,205

(1)
Includes a gain on the sale of our Aero product lines, net of related income taxes.

(2)
Includes proceeds from the sale of our Aero product lines.

(3)
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, we changed our method of accounting for stock-based compensation to conform to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), "Share-Based Payment", (SFAS 123R).

(4)
Includes a charge for acquired research and development costs in connection with our acquisition of Silicon MAGIKE.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal years 2007, 2006 and 2005 were 52-week years and ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Fiscal year 2008 will have 53 weeks with the extra week occurring in the first quarter of the year. Except as noted, financial results are for continuing operations. Our former Aero product lines are reported as discontinued operations. The sale of these product lines closed on March 23, 2007.

Overview

        We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include 2Wire, Garmin, Global Navigation Systems, LG Electronics, Motorola, Panasonic, Philips, Sagem, Samsung and Thomson.

        As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We rely on third-parties in Asia to assemble, package, and, in the substantial majority of cases, test these devices and ship these units to our customers. We have increased the portion of testing performed by such third parties, which facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

        Our product set addresses a variety of broad-based mixed-signal applications. Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

  •
  Broadcast products, which include our broadcast radio receivers and transmitters, satellite set-top box receivers and satellite radio tuner;

  •
  ISOmodem embedded modems;

  •
  Voice over IP (VoIP) products, which include our ProSLIC subscriber line interface circuits and voice direct access arrangement (DAA);

  •
  Microcontrollers;

  •
  Timing products, which include our clocks, precision clock & data recovery ICs and oscillators;

  •
  Power products, which include our isolators, current sensors and Power over Ethernet devices; and

  •
  Mature products, which include our silicon DAA for PC modems, DSL analog front end ICs, optical physical layer transceivers and RF Synthesizers.

        Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In fiscal 2007, we introduced a dual-function, single-port Power over Ethernet (PoE) controller with an integrated dc-dc controller for power sourcing equipment, fully-integrated AM/FM radio receivers with short-wave and long-wave band coverage, a family of single-chip AC current sensors, a dual ProSLIC for VoIP equipment, families of jitter-attenuating any-rate clock multipliers and oscillators, single-chip FM radio transceivers and we further expanded our small form factor family of microcontrollers. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

        We had no customers that accounted for more than 10% of our revenues from continuing operations during fiscal 2007 or 2006. During fiscal 2005, LSI represented 11% of our revenues from continuing operations and no other single end customer accounted for more than 10%. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 36% and 10% of our revenues from continuing operations during fiscal 2007, and 33% and 13% of our revenues from continuing operations during fiscal 2006, respectively. Edom represented 33% of our revenues from continuing operations during fiscal 2005. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues from continuing operations in fiscal 2007, 2006 or 2005.

        The percentage of our revenues from continuing operations derived from customers located outside of the United States was 87% in fiscal 2007, 84% in fiscal 2006 and 85% in fiscal 2005, which reflects our product and customer diversification and market penetration for our products, as many of our customers manufacture and design their products in Asia. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Discontinued Operation

        On March 23, 2007, we sold our Aero transceiver, AeroFONE single-chip phone and power amplifier product lines to NXP for $285 million in cash, plus additional earn-out potential of up to an aggregate of $65 million over the following three years. The results of operations of the sold product lines have been presented as discontinued operations.

Results of Operations

        The following describes the line items set forth in our consolidated statements of income:

        Revenues.    Revenues are generated almost exclusively by sales of our ICs. We recognize revenue on sales when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, we recognize revenue from product sales to direct customers and contract manufacturers upon shipment. Certain of our sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, we defer the revenue and cost of revenue on such sales until the distributors sell the product to the end customer. Our products typically carry a one-year replacement warranty. Replacements have been insignificant to date. Our revenues are subject to variation from period to period due to the volume of shipments made within a period and the prices we charge for our products. The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products. These discounts are made for a variety of reasons, including: 1) to establish a relationship with a new customer, 2) as an incentive for customers to purchase products in larger volumes, 3) to provide profit margin to our distributors who resell our products or 4) in response to competition. In addition, as a product matures, we expect that the average selling price for such product will decline due to the greater availability of competing products. Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products.

        Cost of revenues.    Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software, other intellectual property license costs, and certain acquired intangible assets; an allocated portion of our occupancy costs; allocable depreciation of testing equipment and leasehold improvements; and impairment charges related to certain manufacturing equipment held for sale or abandoned. Generally, we depreciate equipment over four years on a straight-line basis and leasehold improvements over the shorter of the estimated useful life or the applicable lease term. Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations. As production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and test suppliers achieve greater economies of scale for that product. Additionally, the cost of wafer procurement and assembly and test services, which are significant components of cost of goods sold, vary cyclically with overall demand for semiconductors and our suppliers' available capacity of such products and services.

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

        Selling, general and administrative.    Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, directors' and officers' liability insurance, patent litigation legal fees, costs related to relocating our headquarters and promotional and marketing expenses.

        In-process research and development.    In-process research and development represents acquired technology resulting from business combinations that has not achieved technological feasibility and has no alternative future use. These costs are expensed on the date of acquisition.

        Interest income.    Interest income reflects interest earned on our cash, cash equivalents and investment balances.

        Interest expense.    Interest expense consists of interest on our short and long-term obligations.

        Other income (expense), net.    Other income (expense), net reflects foreign currency remeasurement adjustments and gains on the disposal of fixed assets.

        Provision for Income Taxes.    We accrue a provision for domestic and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses (including stock compensation), research and development tax credits and interest income from tax-exempt short-term investments. We recognize interest and penalties related to unrecognized tax benefits in the provision for income tax.

        The following table sets forth our consolidated statements of income data as a percentage of revenues for the periods indicated:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	38.6	34.9	33.5

Gross profit	61.4	65.1	66.5
Operating expenses:
Research and development	26.5	31.2	32.0
Selling, general and administrative	28.1	30.9	26.5
In-process research and development	—	0.9	—

Operating expenses	54.6	63.0	58.5

Operating income	6.8	2.1	8.0
Other income (expense):
Interest income	7.3	4.7	3.4
Interest expense	(0.2)	(0.3)	(0.1)
Other income (expense), net	(0.1)	0.3	(0.1)

Income from continuing operations before income taxes	13.8	6.8	11.2
Provision for income taxes	2.0	1.5	3.7

Income from continuing operations	11.8	5.3	7.5
Income from discontinued operations, net of income taxes	48.9	5.5	12.4

Net income	60.7%	10.8%	19.9%

Comparison of Fiscal 2007 to Fiscal 2006

Revenues

	Year Ended
	December 29, 2007	December 30, 2006	Change	% Change
	(in millions)
Revenues	$337.5	$288.2	$49.3	17.1%

        The growth in the sales of our products in fiscal 2007 was primarily driven by increased revenues from our broadcast and microcontroller products. Such growth was offset in part by a decline in revenues from our VoIP products. Unit volumes of our products increased compared to fiscal 2006 by 36.6%. Average selling prices decreased during the same period by 14.6%. As our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced higher priced, next generation products and product extensions will offset these decreases to some degree.

Gross profit

	Year Ended
	December 29, 2007	December 30, 2006	Change	% Change
	(in millions)
Gross profit	$207.2	$187.5	$19.7	10.5%
Percent of revenue	61.4%	65.1%

        The decrease in gross profit as a percent of revenue in fiscal 2007 was primarily due to changes in product mix.

        We may experience declines in the average selling prices of certain of our products. This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors.

Research and development

	Year Ended
	December 29, 2007	December 30, 2006	Change	% Change
	(in millions)
Research and development	$89.3	$89.8	$(0.5)	(0.5)%
Percent of revenue	26.5%	31.2%

        The decrease in research and development expense in fiscal 2007 was principally due to (a) a $2.7 million reduction in occupancy and IT support costs allocated to research and development, due to our transition services agreement (TSA) with NXP (which has now expired), (b) decreased depreciation of $1.6 million, and (c) decreased product introduction costs of $1.5 million. This decrease was offset in part by $5.1 million of increased stock compensation and other personnel-related expenses.

        Significant recent development projects include a dual-function, single-port Power over Ethernet (PoE) controller with an integrated dc-dc controller for power sourcing equipment, fully-integrated AM/FM radio receivers with short-wave and long-wave band coverage, a family of single-chip AC current sensors, a dual ProSLIC for VoIP equipment, families of jitter-attenuating any-rate clock multipliers and oscillators, single-chip FM radio transceivers and we further expanded our small form factor family of microcontrollers. We expect that research and development expense will increase with revenue in absolute dollars and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, general and administrative

	Year Ended
	December 29, 2007	December 30, 2006	Change	% Change
	(in millions)
Selling, general and administrative	$94.8	$89.0	$5.8	6.5%
Percent of revenue	28.1%	30.9%

        The increase in selling, general and administrative expense in fiscal 2007 was principally due to (a) $5.6 million for stock compensation and other personnel-related expenses, (b) $2.4 million in legal fees primarily related to litigation, and (c) $1.9 million for depreciation. The increase was offset in part by decreases of (a) $2.2 million for charges related to relocating our corporate headquarters, (b) $1.5 million for sales commissions, and (c) $1.0 million due to reduced occupancy costs, in connection with our TSA with NXP. We expect that selling, general and administrative expense will increase slightly in absolute dollars in future periods.

In-process research and development

        In-process research and development (IPR&D) related to the acquisition of Silembia was $2.6 million in fiscal 2006. There was no IPR&D in fiscal 2007.

Interest income

	Year Ended
	December 29, 2007	December 30, 2006	Change
	(in millions)
Interest income	$24.5	$13.7	$10.8

        The increase in interest income in fiscal 2007 was primarily due to greater cash and short-term investments balances, and to a lesser extent, an increase in interest rates of the underlying instruments.

Interest expense

        Interest expense in fiscal 2007 was $0.6 million compared to $0.9 million in fiscal 2006.

Other income (expense), net

        Other income (expense), net in fiscal 2007 was $(0.5) million compared to $0.7 million in fiscal 2007.

Provision for Income Taxes

	Year Ended
	December 29, 2007	December 30, 2006	Change
	(in millions)
Provision for income taxes	$6.8	$4.3	$2.5
Effective tax rate	14.7%	22.0%

        The effective tax rate for fiscal 2007 was lower than fiscal 2006 due to an increase in the ratio of tax deductible stock compensation expense as a percentage of income from continuing operations before income taxes as well as the reduction of the liability for unrecognized tax benefits (and associated interest) due to the closure of open tax years. These decreases were partially offset by a decrease in research and development tax credits as well as a decrease in the favorable impact of tax exempt interest income in fiscal 2007.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax exempt interest income, the limited deductibility of stock compensation expense, research and development tax credits and other permanent items. In addition, for fiscal 2007, the effective tax rate differs from the federal statutory rate of 35% as a result of the reduction of the liability for unrecognized tax benefits (and associated interest) due to the closure of open tax years.

Income from discontinued operations, net of income taxes

	Year Ended
	December 29, 2007	December 30, 2006	Change
	(in millions)
Income from discontinued operations, net of income taxes	$165.1	$15.8	$149.3

        Revenues from our discontinued operations in fiscal 2007 were $46.3 million, as compared to $176.4 million in fiscal 2006. Income from our discontinued operations in fiscal 2007 included a gain on the sale of our Aero product lines of $224.9 million and a provision for income taxes of $62.2 million. We do not expect to recognize any additional revenue from our discontinued operations. See Note 3, "Discontinued Operation," to the Consolidated Financial Statements for additional information.

Comparison of Fiscal 2006 to Fiscal 2005

Revenues

	Year Ended
	December 30, 2006	December 31, 2005	Change	% Change
	(in millions)
Revenues	$288.2	$238.6	$49.6	20.8%

        The growth in the sales of our products in fiscal 2006 was primarily driven by increased revenues from our broadcast, VoIP and microcontroller products. Such growth was offset in part by a decline in revenues from our mature products. Unit volumes of our products increased compared to fiscal 2006 by 17.5%. Average selling prices increased during the same period by 2.7%.

Gross profit

	Year Ended
	December 30, 2006	December 31, 2005	Change	% Change
	(in millions)
Gross profit	$187.5	$158.6	$28.9	18.2%
Percent of revenue	65.1%	66.5%

        The decrease in gross profit as a percent of revenue in fiscal 2006 was primarily due to changes in product mix.

Research and development

	Year Ended
	December 30, 2006	December 31, 2005	Change	% Change
	(in millions)
Research and development	$89.8	$76.4	$13.4	17.6%
Percent of revenue	31.2%	32.0%

        The increase in research and development expense in fiscal 2006 was principally due to increases of: (1) $10.0 million for stock compensation expense resulting from our adoption of SFAS 123R and the issuance of restricted stock awards; (2) $11.9 million for other personnel-related expenses; and (3) $3.0 million for equipment depreciation, offset by a $13.7 million charge for acquired research and development costs related to the acquisition of Silicon MAGIKE in fiscal 2005.

Selling, general and administrative

	Year Ended
	December 30, 2006	December 31, 2005	Change	% Change
	(in millions)
Selling, general and administrative	$89.0	$63.3	$25.7	40.6%
Percent of revenue	30.9%	26.5%

        The increase in selling, general and administrative expense in fiscal 2006 was principally due to increases of: (1) $12.8 million for stock compensation expense; (2) $5.1 million for other personnel-related expenses; and (3) $3.0 million related to relocating our corporate headquarters.

In-process research and development

        In-process research and development (IPR&D) was $2.6 million in fiscal 2006. The IPR&D was related to our acquisition of Silembia. There was no IPR&D in fiscal 2005.

Interest income

	Year Ended
	December 30, 2006	December 31, 2005	Change
	(in millions)
Interest income	$13.7	$8.3	$5.4

        The increase in interest income in fiscal 2006 was due to a greater amount of cash and short-term investments balances and an increase in the interest rates of the underlying instruments during the period.

Interest expense

        Interest expense in fiscal 2006 was $0.9 million compared to $0.3 million in fiscal 2005.

Other income (expense), net

        Other income (expense), net in fiscal 2006 was $0.7 million compared to $(0.3) million in fiscal 2005.

Provision for Income Taxes

	Year Ended
	December 30, 2006	December 31, 2005	Change
	(in millions)
Provision for income taxes	$4.3	$8.9	$(4.6)
Effective tax rate	22.0%	33.4%

        The effective tax rate for fiscal 2006 was lower than the effective tax rate for fiscal 2005 due to an increase in the favorable impact of tax exempt interest income, a decrease in the non-deductible write off of acquired and in process research and development costs, an increase in the foreign tax benefit and an increase in research and development tax credits. These decreases were partially offset by the recording of stock compensation expense at a lower than average effective tax rate.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to tax-exempt interest income, the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits, non-deductible write offs of acquired and in process research and development costs, state income taxes and other permanent items. The effective rate for fiscal 2006 also differs from the federal statutory rate of 35% due to the limited deductibility of stock compensation expense.

Income from discontinued operations, net of income taxes

	Year Ended
	December 30, 2006	December 31, 2005	Change
	(in millions)
Income from discontinued operations, net of income taxes	$15.8	$29.8	$(14.0)

        Revenues from our discontinued operations for fiscal 2006 were $176.4 million, as compared to $187.1 million for fiscal 2005. See Note 3, "Discontinued Operation," to the Consolidated Financial Statements for additional information.

Business Outlook

        We expect revenues in the first quarter of fiscal 2008 to be in the range of $93 to $97 million. Furthermore, we expect our diluted net income per share to be in the range of $0.17 to $0.19.

Liquidity and Capital Resources

        Our principal sources of liquidity as of December 29, 2007 consisted of $573.0 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of auction-rate securities and variable-rate demand notes.

        Net cash provided by operating activities was $44.0 million during fiscal 2007, compared to net cash provided of $56.3 million during fiscal 2006. Operating cash flows during fiscal 2007 reflect our net income of $204.8 million, adjustments of $108.1 million for income from discontinued operations, depreciation, amortization, deferred income taxes and stock compensation, and a net cash outflow of $52.7 million due to changes in our operating assets and liabilities.

        Accounts receivable increased to $51.2 million at December 29, 2007 from $36.7 million at December 30, 2006. The increase in accounts receivable resulted primarily due to an increase in revenues during the three months ended December 29, 2007 over the three months ended December 30, 2006. Our average days sales outstanding (DSO) increased to 46 days at December 29, 2007 from 44 days at December 30, 2006.

        Inventory increased to $28.6 million at December 29, 2007 from $22.0 million at December 30, 2006. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 70 days at December 29, 2007 and 68 days at December 30, 2006.

        Also contributing to the use of cash in operating activities during fiscal 2007 was $45.0 million of estimated tax payments due primarily to the gain on the sale of our Aero product lines.

        Net cash provided by investing activities was $256.9 million during fiscal 2007, compared to net cash used of $94.6 million during fiscal 2006. The increase was principally due to cash proceeds of $270.7 million from the sale of our Aero product lines (which excludes $14.3 million held in escrow), an increase of $64.4 million in net maturities of short-term investments and a decrease of $16.9 million used for purchases of property, equipment and software.

        We anticipate capital expenditures of approximately $10 to $15 million for fiscal 2008. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

        Net cash used in financing activities was $140.0 million during fiscal 2007, compared to net cash used of $12.5 million during fiscal 2006. The decrease was principally due to an increase of $107.3 million for repurchases of our common stock and a decrease of $11.4 million of proceeds from the exercise of employee stock options. In July 2007, our Board of Directors authorized a program to repurchase up to $400 million of our common stock over a 24-month period.

        Net cash provided by discontinued operations was $35.4 million during fiscal 2007, compared to net cash provided of $18.4 million during fiscal 2006. The increase was principally due to an increase of $20.3 million of proceeds from the exercise of employee stock options from employees who were hired by NXP in connection with the sale of the Aero product lines.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 29, 2007 (in thousands):

		Payments due by period
	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease obligations(1)	$19,402	$5,219	$4,975	$3,283	$2,537	$2,518	$870
Purchase obligations(2)	23,715	23,597	118	—	—	—	—
Other long-term obligations(3)	6,718	—	5,824	894	—	—	—

(1)
Operating lease obligations include amounts for leased facilities.

(2)
Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(3)
We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See Note 13, "Income Taxes," to the Consolidated Financial Statements for additional information.

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

Off-Balance Sheet Arrangements

        In March 2006, we entered into an operating lease agreement and a related participation agreement (collectively, the "lease") for a facility in Austin, Texas for our corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $13.8 million over the remaining term assuming LIBOR averages 4.83% during such term).

        We have granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel us to purchase the facility. The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million and a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 1.5 to 1. As of December 29, 2007, we believe we were in compliance with all covenants of the lease.

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

        In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," we determined that the fair value associated with the guaranteed residual value was $1.0 million. The amount was recorded in "Other assets, net" and "Long-term obligations and other liabilities" in the consolidated balance sheets and is being amortized over the term of the lease.

        We are required to periodically evaluate the expected fair value of the facility at the end of the lease term. If we determine that it is estimable and probable that the expected fair value will be less than $44.3 million, we will ratably accrue the loss up to a maximum of approximately $35.3 million over the remaining lease term. As of December 29, 2007, we have determined that a loss contingency accrual is not required.

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

        Inventory valuation—We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates. In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than nine or twelve months, depending on the product. We also adjust the valuation of inventory when its standard cost exceeds the estimated market value. We assess the potential for any unusual customer returns based on known quality or business issues and establish reserves based on the estimated inventory losses for scrap or non-saleable material. Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand. The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

        Stock compensation—Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 10, "Stockholders' Equity and Stock-Based Compensation," to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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

        We adopted FASB Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," at the beginning of fiscal 2007. As a result of the adoption of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

        Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations", (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Based on our current operations, we do not expect that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Based on our current operations, we do not expect that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our financial instruments include cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our cash, cash equivalents and short-term investments holdings as of December 29, 2007 and December 30, 2006, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $5.7 million and $3.9 million, respectively. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 29, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There was no change in our internal controls during the fiscal quarter ended December 29, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 29, 2007, our internal control over financial reporting is effective based on those criteria.

        Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-1.

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

Item 10.    Directors, Executive Officers and Corporate Governance

        Set forth below is information regarding the executive officers and directors of Silicon Laboratories as of January 31, 2007.

Name	Age	Position
Navdeep S. Sooch	45	Chairman of the Board
Necip Sayiner	42	Chief Executive Officer, President and Director
William G. Bock	57	Chief Financial Officer and Senior Vice President
Kurt W. Hoff	50	Vice President of Worldwide Sales
Jonathan D. Ivester	52	Vice President of Worldwide Operations
Paul V. Walsh, Jr.	43	Chief Accounting Officer and Vice President of Finance
David R. Welland	52	Vice President and Director
Harvey B. Cash	69	Director
Nelson C. Chan	46	Director
R. Ted Enloe III	69	Director
Kristen M. Onken	58	Director
Laurence G. Walker	59	Director
William P. Wood	52	Director

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

        Necip Sayiner has served as director, President and Chief Executive Officer since September 2005. Prior to joining Silicon Laboratories, Mr. Sayiner held various leadership positions at Agere Systems Inc. From August 2004 to September 2005, Mr. Sayiner served as Vice President and General Manager of Agere's Enterprise and Networking Division and from March 2002 to August 2004 he served as Vice President and General Manager of Agere's Networking IC Division. Mr. Sayiner holds a B.S. in electrical engineering and physics from Bosphorus University in Turkey, a M.S. in Electrical Engineering from Southern Illinois University, and a Ph.D. in Electrical Engineering from the University of Pennsylvania.

        William G. Bock has served as Senior Vice President of Finance and Administration and Chief Financial Officer since November 2006. Mr. Bock joined Silicon Laboratories as a director in March 2000, and served as Chairman of the audit committee until November 2006 when he stepped down from the Board of Directors to assume his current role. From April 2001 to November 2006, Mr. Bock participated in the venture capital industry, principally as a partner with CenterPoint Ventures. From February 1997 to March 2001, Mr. Bock led DAZEL Corporation, a provider of electronic information delivery systems, initially as its President and Chief Executive Officer and subsequent to its acquisition by Hewlett-Packard in June 1999 as a HP Vice President and General Manager. Prior to 1997, Mr. Bock served as Chief Operating Officer of Tivoli Systems, a client server software company acquired by IBM in March 1996, in senior sales and financial management positions with Convex Computer Corporation and began his career with Texas Instruments. Mr. Bock holds a B.S. in Computer Science from Iowa State University and a M.S. in Industrial Administration from Carnegie Mellon University.

        Kurt W. Hoff has served as Vice President of Worldwide Sales since July 2007. Mr. Hoff joined Silicon Laboratories in 2005 to manage the company's European sales and operations. Prior to joining Silicon Laboratories, Mr. Hoff served as president, chief executive officer and director of Cognio, a spectrum management company. Mr. Hoff also managed the operations and sales of C-Port Corporation, a network processor company acquired by Motorola in May 2000. Additionally, Mr. Hoff spent 10 years in various positions at AMD, including vice president of sales. Mr. Hoff holds a master's M.B.A. from the University of Chicago and a B.S. degree in Physics from the University of Illinois.

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

        Paul V. Walsh Jr. joined Silicon Laboratories in January 2004 as Director of Finance, Worldwide Operations, and appointed Corporate Controller in May 2005. Most recently, Mr. Walsh served as Interim CFO from May 2006 to November 2006 before being promoted to Vice President and Chief Accounting Officer in November 2006. Prior to joining Silicon Laboratories, Mr. Walsh was Site Controller from February 2003 to January 2004 with PerkinElmer, a supplier to the health sciences and photonics markets, Manufacturing Controller from 2000 to 2003 at Teradyne, a semiconductor equipment supplier, and various operational and finance roles from 1992 to 2000 at Analog Devices, a semiconductor manufacturer. Mr. Walsh also served in a technical capacity from 1987 to 1990 at R.G. Vanderweil Engineers. Mr. Walsh received his B.S. in Mechanical Engineering from the University of Maine, and a M.B.A from Boston University.

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

        Harvey B. Cash has served as a director of Silicon Laboratories since June 1997. Mr. Cash has served as general partner of InterWest Partners, a venture capital firm, since 1986. Mr. Cash currently serves on the Board of Directors of the following public companies: i2 Technologies, a provider of intelligent e-business and marketplace solutions; Ciena Corporation, a designer and manufacturer of dense wavelength division multiplexing systems for fiber optic networks; Argo Group International Holdings, Ltd., a specialty insurance company; First Acceptance Corp, a provider of low-cost auto insurance; and Staktek, Inc., a semiconductor assembly company. Mr. Cash holds a B.S. in Electrical Engineering from Texas A&M University and a M.B.A. from Western Michigan University.

        Nelson C. Chan was recently appointed as a director of Silicon Laboratories in September 2007. Mr. Chan is currently president and chief executive officer of Magellan, a leading maker of GPS devices for consumer and professional applications. He also serves on the board of directors of Synaptics Incorporated, a provider of user interface solutions for mobile electronic appliances. From 1992 through 2006, Mr. Chan served in various senior management positions with SanDisk Corporation, including most recently as Executive Vice President and General Manager of the Consumer Business. From 1983 to 1992, Mr. Chan held various marketing and engineering positions at Chips and Technologies, Signetics, and Delco Electronics. Mr. Chan holds a B.S. in Electrical and Computer Engineering from the University of California at Santa Barbara, and a M.B.A. from Santa Clara University.

        R. Ted Enloe III has served as a director of Silicon Laboratories since April 2003. Mr. Enloe is currently the Managing General Partner of Balquita Partners, Ltd., a family investment firm. Previously, Mr. Enloe served as President and Chief Executive Officer of Optisoft, Inc., a provider of intelligent traffic signal platforms. Mr. Enloe formerly served as Vice Chairman and member of the office of chief executive of Compaq Computer Corporation. He also served as President of Lomas Financial Corporation and Liberté Investors for more than 15 years. Mr. Enloe co-founded a number of other publicly held firms, including Capstead Mortgage Corp., Tyler Cabot Mortgage Securities Corp., and Seaman's Corp. Mr. Enloe currently serves on the Board of Directors of Leggett & Platt, Inc. and Live Nation, Inc. Mr. Enloe holds a B.S. in Engineering from Louisiana Polytechnic University and a J.D. from Southern Methodist University.

        Kristen M. Onken was recently appointed as a director of Silicon Laboratories in September 2007. Ms. Onken recently retired from Logitech International, a multi-billion dollar maker of electronics peripherals, where she served as Senior Vice President, Finance, and Chief Financial Officer from February 1999 to May 2006. From September 1996 to February 1999, Ms. Onken served as Vice President of Finance at Fujitsu PC Corporation, the U.S. subsidiary of the Japanese electronics manufacturer. From 1991 to September 1996, Ms. Onken was employed by Sun Microsystems initially as Controller of the Southwest Area, and later as Director of Finance, Sun Professional Services. Ms. Onken holds a B.S. from Southern Illinois University, and a M.B.A. in Finance from the University of Chicago.

        Laurence G. Walker has served as a director of Silicon Laboratories since June 2003. Previously, Mr. Walker co-founded and served as Chief Executive Officer of C-Port Corporation, a pioneer in the network processor industry, which was acquired by Motorola in 2000. Following the acquisition, Mr. Walker served as Vice President of Strategy for Motorola's Network and Computing Systems Group and then as Vice President and General Manager of the Network and Computing Systems Group until 2002. From August 1996 to May 1997, Mr. Walker served as Chief Executive Officer of CertCo, a digital certification supplier. Mr. Walker served as Vice President and General Manager, Network Products Business Unit, of Digital Equipment Corporation, a computer hardware company, from January 1994 to July 1996. From 1981 to 1994, he held a variety of other management positions at Digital Equipment Corporation. Mr. Walker holds a B.S. in Electrical Engineering from Princeton University and a M.S. and Ph.D. in Electrical Engineering from the Massachusetts Institute of Technology.

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

        The remaining information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal One: Election of Director", "Executive Compensation", "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Code of Ethics."

Item 11.    Executive Compensation

        The information under the caption "Executive Compensation" and "Proposal One: Election of Director" appearing in the Proxy Statement, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information under the caption "Ownership of Securities" and "Equity Compensation Plan Information" appearing in the Proxy Statement, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information under the caption "Certain Relationships and Related Transactions, and Director Independence" appearing in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information under the caption "Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm" appearing in the Proxy Statement is incorporated herein by reference.

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

(b)
Exhibits

Exhibit Number
2.1*	Share Purchase Agreement, dated May 11, 2006, by and between Silicon Laboratories France and the shareholders of Silembia (filed as Exhibit 10.1 to the Form 8-K filed May 15, 2006).
3.1*
Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).
3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004).
4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).
10.1*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).
10.2*
Silicon Laboratories Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-60794) filed on May 11, 2001).
10.3*
Form of Stock Option Agreement and Notice of Grant of Stock Option under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).
10.4*	Form of Addendum to Stock Option Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).
10.5*	Form of Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).
10.6*	Form of Addendum to Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).
10.7*	Silicon Laboratories Inc. Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.8*	Lease Agreement dated June 26, 1998 by and between Silicon Laboratories Inc. and S.W. Austin Office Building Ltd. (filed as Exhibit 10.5 to the IPO Registration Statement).

10.9*	Lease Agreement dated October 27, 1999 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture (filed as Exhibit 10.6 to the IPO Registration Statement).
10.10*
Lease Agreement dated June 29, 2000 by and between Silicon Laboratories Inc. and Stratus 7000 West Joint Venture. (filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).
10.11*	Employment Agreement dated August 30, 2005 between Silicon Laboratories Inc. and Dr. Necip Sayiner (filed as Exhibit 10.1 to the Form 8-K filed September 12, 2005).
10.12*	Employment Agreement dated November 3, 2006 between Silicon Laboratories Inc. and William Bock (filed as Exhibit 10.1 to the Form 8-K filed November 8, 2006).
10.13*
Lease, Deed of Trust and Security Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc. and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2006).
10.14*
Participation Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc., Wells Fargo Bank Northwest, National Association and various other financial institutions named therein filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 5, 2006).
10.15*
Sale and Purchase Agreement dated February 8, 2007 by and between NXP B.V., NXP Semiconductors France SAS, Silicon Laboratories Inc. and Silicon Laboratories International Pte. Ltd. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007).
10.16*
Intellectual Property License Agreement dated as of March 23, 2007, by and among Silicon Laboratories Inc., Silicon Laboratories International Pte. Ltd., NXP B.V. and NXP Semiconductors France SAS (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2007).
10.17*
Amendment to Stock Options Agreement between Silicon Laboratories Inc. and William G. Bock dated July 19, 2007 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 20, 2007).
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 5, 2008.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	February 5, 2008
/s/ NECIP SAYINER Necip Sayiner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2008
/s/ WILLIAM G. BOCK William G. Bock	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 5, 2008
/s/ PAUL V. WALSH, JR. Paul V. Walsh, Jr.	Vice President (Principal Accounting Officer)	February 5, 2008
/s/ DAVID R. WELLAND David R. Welland	Vice President and Director	February 5, 2008

/s/ HARVEY B. CASH Harvey B. Cash	Director	February 5, 2008
/s/ NELSON C. CHAN Nelson C. Chan	Director	February 5, 2008
/s/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	February 5, 2008
/s/ KRISTEN M. ONKEN Kristen M. Onken	Director	February 5, 2008
/s/ LAURENCE G. WALKER Laurence G. Walker	Director	February 5, 2008
/s/ WILLIAM P. WOOD William P. Wood	Director	February 5, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited Silicon Laboratories Inc.'s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silicon Laboratories Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows of Silicon Laboratories Inc. for each of the three fiscal years in the period ended December 29, 2007 and our report dated February 5, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 5, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Laboratories Inc.'s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2008 expressed an unqualified opinion thereon.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

/s/ ERNST & YOUNG LLP

Austin, Texas
February 5, 2008

Silicon Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 29, 2007	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$264,408	$68,188
Short-term investments	308,566	318,104
Accounts receivable, net of allowance for doubtful accounts of $517 at December 29, 2007 and $421 at December 30, 2006	51,211	36,657
Inventories	28,587	22,016
Deferred income taxes	6,025	12,118
Prepaid expenses and other current assets	33,895	12,944
Current assets of discontinued operations	—	33,680

Total current assets	692,692	503,707
Property, equipment and software, net	28,157	34,070
Goodwill	73,199	65,680
Other intangible assets, net	18,077	20,271
Other assets, net	28,121	24,528
Non-current assets of discontinued operations	—	38,739

Total assets	$840,246	$686,995

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,321	$26,438
Accrued expenses	26,397	23,051
Deferred income on shipments to distributors	28,448	20,568
Income taxes	5,226	15,063
Current liabilities of discontinued operations	—	16,502

Total current liabilities	93,392	101,622
Long-term obligations and other liabilities	43,309	15,641
Non-current liabilities of discontinued operations	—	1,050

Total liabilities	136,701	118,313
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 52,810 and 54,802 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	5	5
Additional paid-in capital	303,682	373,655
Retained earnings	399,858	195,022

Total stockholders' equity	703,545	568,682

Total liabilities and stockholders' equity	$840,246	$686,995

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Revenues	$337,461	$288,156	$238,587
Cost of revenues	130,225	100,678	79,950

Gross profit	207,236	187,478	158,637
Operating expenses:
Research and development	89,320	89,804	76,377
Selling, general and administrative	94,819	89,022	63,315
In-process research and development	—	2,600	—

Operating expenses	184,139	181,426	139,692

Operating income	23,097	6,052	18,945
Other income (expense):
Interest income	24,525	13,745	8,285
Interest expense	(628)	(872)	(322)
Other income (expense), net	(469)	744	(332)

Income from continuing operations before income taxes	46,525	19,669	26,576
Provision for income taxes	6,838	4,326	8,877

Income from continuing operations	39,687	15,343	17,699
Income from discontinued operations, net of income taxes	165,149	15,815	29,807

Net income	$204,836	$31,158	$47,506
Basic earnings per share:
Income from continuing operations	$0.72	$0.28	$0.33
Net income	$3.74	$0.56	$0.89
Diluted earnings per share:
Income from continuing operations	$0.70	$0.27	$0.32
Net income	$3.64	$0.54	$0.86
Weighted-average common shares outstanding:
Basic	54,826	55,346	53,399
Diluted	56,321	57,201	55,485

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings	Total Stockholders' Equity
Balance as of January 1, 2005	52,508	$5	$287,908	$(4,787)	$116,358	$399,484
Exercises of stock options	1,208	—	17,339	—	—	17,339
Income tax benefit from employee stock-based awards	—	—	4,615	—	—	4,615
Repurchase and cancellation of unvested shares	(31)	—	(12)	—	—	(12)
Employee Stock Purchase Plan	133	—	2,862	—	—	2,862
Deferred stock compensation	—	—	(697)	697	—	—
Stock compensation	—	—	4,289	2,985	—	7,274
Purchase acquisition	712	—	18,980	—	—	18,980
Net income	—	—	—	—	47,506	47,506

Balance as of December 31, 2005	54,530	5	335,284	(1,105)	163,864	498,048
Stock issuances under employee plans, net of shares withheld for taxes	1,677	—	33,504	—	—	33,504
Income tax benefit from employee stock-based awards	—	—	13,044	—	—	13,044
Repurchases of common stock	(1,554)	—	(50,046)	—	—	(50,046)
Employee Stock Purchase Plan	149	—	3,357	—	—	3,357
Reclass due to the adoption of SFAS 123R	—	—	(1,105)	1,105	—	—
Stock compensation	—	—	39,617	—	—	39,617
Net income	—	—	—	—	31,158	31,158

Balance as of December 30, 2006	54,802	5	373,655	—	195,022	568,682
Stock issuances under employee plans, net of shares withheld for taxes	2,329	—	38,589	—	—	38,589
Income tax benefit from employee stock-based awards	—	—	4,696	—	—	4,696
Repurchases of common stock	(4,437)	—	(163,182)	—	—	(163,182)
Employee Stock Purchase Plan	116	—	2,947	—	—	2,947
Stock compensation	—	—	46,977	—	—	46,977
Net income	—	—	—	—	204,836	204,836

Balance as of December 29, 2007	52,810	$5	$303,682	$—	$399,858	$703,545

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Operating Activities
Net income	$204,836	$31,158	$47,506
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	(165,149)	(15,815)	(29,807)
Depreciation and amortization of property, equipment and software	11,105	13,270	15,861
Loss on disposal of property, equipment and software	64	712	21
Amortization of other intangible assets and other assets	4,980	4,720	2,818
Stock compensation expense	39,978	31,029	6,955
Acquired and in-process research and development	—	2,600	13,687
Additional income tax benefit from employee stock-based awards	2,997	11,870	3,142
Excess income tax benefit from employee stock-based awards	(1,959)	(6,634)	—
Deferred income taxes	(153)	(7,923)	(5,734)
Changes in operating assets and liabilities:
Accounts receivable	(14,554)	(2,621)	(8,371)
Inventories	(6,393)	(10,351)	4,147
Prepaid expenses and other assets	9,271	(6,876)	(11,486)
Accounts payable	(3,129)	(1,348)	12,878
Accrued expenses	3,060	9,962	(2,894)
Deferred income on shipments to distributors	7,880	5,919	3,351
Income taxes	(48,847)	(3,335)	10,141

Net cash provided by operating activities of continuing operations	43,987	56,337	62,215
Investing Activities
Purchases of short-term investments	(555,798)	(404,664)	(385,552)
Sales and maturities of short-term investments	565,336	349,766	350,816
Purchases of property, equipment and software	(5,387)	(22,315)	(17,951)
Proceeds from the sale of assets	270,750	2,032	266
Purchases of other assets	(9,502)	(3,653)	(14,686)
Acquisitions of businesses, net of cash acquired	(8,540)	(15,717)	(6)

Net cash provided by (used in) investing activities of continuing operations	256,859	(94,551)	(67,113)
Financing Activities
Proceeds from Employee Stock Purchase Plan	2,947	2,641	2,295
Proceeds from exercises of stock options	18,920	30,298	15,682
Excess income tax benefit from employee stock-based awards	1,959	6,634	—
Repurchases of common stock	(157,332)	(50,046)	—
Repurchases of stock to satisfy employee tax withholding	(6,505)	(1,295)	—
Payments on debt	—	(774)	—

Net cash provided by (used in) financing activities of continuing operations	(140,011)	(12,542)	17,977

Discontinued Operations
Operating activities	10,794	28,061	41,672
Investing activities	(1,654)	(15,606)	(5,095)
Financing activities	26,245	5,985	2,212

Net cash provided by discontinued operations	35,385	18,440	38,789

Increase (decrease) in cash and cash equivalents	196,220	(32,316)	51,868
Cash and cash equivalents at beginning of period	68,188	100,504	48,636

Cash and cash equivalents at end of period	$264,408	$68,188	$100,504

Supplemental Disclosure of Cash Flow Information:
Interest paid	$703	$631	$344

Income taxes paid	$49,191	$8,519	$6,622

Supplemental Disclosure of Non-Cash Activity:
Proceeds from the sale of assets held in escrow	$14,250	$—	$—

Accrued other assets	$—	$—	$8,126

Stock issued for acquisition of business	$—	$—	$18,980

The accompanying notes are an integral part of these consolidated financial statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2007

1. Description of Business

        Silicon Laboratories Inc. (the Company), a Delaware corporation, develops and markets mixed-signal analog intensive integrated circuits (ICs) for a broad range of applications for global markets. Within the semiconductor industry, the Company is known as a "fabless" company meaning that the ICs are manufactured by third-party foundry semiconductor companies.

        On March 23, 2007, the Company sold its Aero transceiver, AeroFONE single-chip phone and power amplifier product lines (the "Aero product lines") to NXP B.V. and NXP Semiconductors France SAS (collectively "NXP"). The financial results of the sold product lines have been presented as discontinued operations in the consolidated financial statements. Prior period financial statements have been reclassified to reflect these changes for all periods presented. As a result, the footnote disclosures have also been revised to exclude amounts related to the discontinued operations. See Note 3, "Discontinued Operations," to the Consolidated Financial Statements for additional information.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal years 2007, 2006 and 2005 were 52-week years and ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar; accordingly, all gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in net income.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, stock compensation, goodwill, long-lived assets and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

Fair Value of Financial Instruments

        The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The Company believes all of these financial instruments are recorded at amounts that approximate their current market values.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

2. Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash deposits and investments with maturities of ninety days or less when purchased.

Short-Term Investments

        The Company's short-term investments have original maturities greater than ninety days as of the date of purchase and have been classified as available-for-sale securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has the ability and intent, if necessary, to liquidate any of its short-term investments in order to support its current operations . Accordingly, such investments (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term investments on the consolidated balance sheets. The carrying value of all available-for-sale securities approximates their fair value due to how they trade in the marketplace with frequent resets of their interest rates. The Company reviews these investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded as an impairment charge in the consolidated statement of income.

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

Long-Lived Assets

        Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from two to nine years.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

2. Significant Accounting Policies (Continued)

        The Company evaluates its long-lived assets in accordance with FASB SFAS No. 144, "Accounting for the Impairment of Long-lived Assets". Long-lived assets "held and used" by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives, against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made. Long-lived assets held for sale by the Company are adjusted to fair value less cost to sell in the period the "held for sale" criteria are met and reclassified to a current asset. The fair value less cost to sell amount is evaluated each period to determine if it has changed. Changes are recognized as gains or losses in the period in which they occur.

        Carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually by the Company for possible impairment in accordance with FASB SFAS No. 142, "Goodwill and Other Intangible Assets". The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. In determining fair value, SFAS 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. If the results of the first step demonstrate that the net book value is less than the fair value, the Company must proceed to step two of the analysis. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company tests goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if events occur that would indicate that the carrying value of goodwill may be impaired.

Revenue Recognition

        Revenues are generated almost exclusively by sales of the Company's ICs. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Revenue from product sales to direct customers and contract manufacturers is generally recognized upon shipment. Certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, the Company defers revenue and cost of revenue on such sales until the distributors sell the product to the end customer.

Shipping and Handling

        Shipping and handling costs are classified as a component of cost of revenues in the consolidated statements of income.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

2. Significant Accounting Policies (Continued)

Stock-Based Compensation

        The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan. Prior to fiscal 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by FASB SFAS No. 123, "Accounting for Stock-Based Compensation". Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income. Compensation costs related to restricted stock, restricted stock units (RSUs) and stock options granted below fair value were recognized in the consolidated statements of income. In December 2004, FASB issued SFAS 123 (revised 2004), "Share-Based Payment", (SFAS 123R). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their statement of income.

        Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. See Note 10, "Stockholders' Equity and Stock-Based Compensation," to the Consolidated Financial Statements for additional information.

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.1 million, $1.6 million and $1.4 million in fiscal 2007, 2006 and 2005, respectively.

Income Taxes

        The Company accounts for income taxes in accordance with FASB SFAS No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax laws and related rates that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

2. Significant Accounting Policies (Continued)

Comprehensive Income

        Comprehensive income consists of net income and net unrealized gains (losses) on available-for-sale investments. There were no significant differences between net income and comprehensive income during any of the periods presented.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations", (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Based on the Company's current operations, it does not expect that the adoption of SFAS 157 will have a material impact on its financial position or results of operations.

        In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Based on the Company's current operations, it does not expect that the adoption of SFAS 159 will have a material impact on its financial position or results of operations.

3. Discontinued Operation

        On March 23, 2007, the Company sold its Aero product lines to NXP for $285 million in cash, (including $14.3 million held in escrow recorded in the "prepaid expenses and other current assets" line of the consolidated balance sheet), plus additional earn-out potential of up to an aggregate of $65 million over the next three years.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

3. Discontinued Operation (Continued)

        The financial results of the sold product lines have been presented as discontinued operations in the consolidated financial statements. The following summarizes results from the discontinued operations (in thousands, except per share data):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Revenues	$46,310	$176,441	$187,102
Costs of revenues and operating expenses	43,810	153,378	148,037

	2,500	23,063	39,065
Gain on sale of discontinued operations	224,887	—	—

Income from discontinued operations before income taxes	227,387	23,063	39,065
Provision for income taxes	62,238	7,248	9,258

Income from discontinued operations, net of income taxes	$165,149	$15,815	$29,807

Income from discontinued operations per common share:
Basic	$3.02	$0.28	$0.56
Diluted	$2.94	$0.27	$0.54
Weighted-average common shares outstanding:
Basic	54,826	55,346	53,399
Diluted	56,321	57,201	55,485

        During fiscal 2007, the Company made $45.0 million of estimated tax payments due primarily to the gain on the sale of its Aero product lines and received $26.2 million for the exercise of stock options from employees who were hired by NXP associated with the sale of the Aero products.

Continuing Involvement

        In connection with the closing of the sale, the Company entered into certain ancillary agreements with NXP, including a Transition Services Agreement ("TSA") and an Intellectual Property License Agreement ("IPLA"). Through the TSA, the Company subleased certain premises to NXP and provided various temporary support services, such as IT support services. Such services were provided for approximately six months from the closing date and are no longer being provided. The fees for these services were generally equivalent to the Company's cost. The TSA fees were approximately $3.9 million in fiscal 2007. Through the IPLA, the Company granted NXP a license with respect to retained intellectual property and NXP granted a license to the Company with respect to transferred intellectual property. However, these cross-license agreements do not involve the receipt or payment of any royalties and therefore are not considered to be a component of continuing involvement.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

3. Discontinued Operation (Continued)

        Although the services provided under the TSA generated continuing cash flows between the Company and NXP, the amounts were not considered to be significant to the ongoing operations of either entity. In addition, the Company has no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of NXP. Under the provisions of Emerging Issues Task Force (EITF) Issue No. 03-13, "Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations," the Company therefore has no significant continuing involvement in the operations of the former product lines sold to NXP and has classified such operating results as discontinued operations.

4. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Income from continuing operations	$39,687	$15,343	$17,699

Shares used in computing basic net income per share	54,826	55,346	53,399
Effect of dilutive securities:
Stock options and awards	1,495	1,855	1,721
Weighted-average shares of common stock subject to repurchase	—	—	98
Contingent shares, acquisition	—	—	267

Shares used in computing diluted earnings per share	56,321	57,201	55,485

Income from continuing operations
Basic earnings per share	$0.72	$0.28	$0.33
Diluted earnings per share	$0.70	$0.27	$0.32

        Approximately 4.0 million, 3.9 million and 3.7 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively, as they are anti-dilutive.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

5. Short-Term Investments

        Short-term investments consist of the following (in thousands):

Debt Security	December 29, 2007	December 30, 2006
Auction-rate securities	$172,000	$175,235
Variable-rate demand notes	100,470	133,654
Municipal	8,037	9,215
U.S. government agency	16,115	—
Commercial paper	11,944	—

	$308,566	$318,104

        The Company's short-term investments include primarily auction-rate securities and variable-rate demand notes. These securities trade in the money market, but have long-term underlying maturities. The Company's intent is not to hold these securities to their underlying maturities, but to sell these securities to provide liquidity as needed. The following summarizes the contractual underlying maturities of short-term investments (in thousands):

December 29, 2007
Due in less than one year	$43,546
Due between one year through ten years	12,625
Due after ten years through twenty years	63,675
Due after twenty years	188,720

$308,566

6. Balance Sheet Details

        Balance sheet details (excluding discontinued operations) consist of the following (in thousands):

Inventories

	December 29, 2007	December 30, 2006
Work in progress	$25,605	$16,332
Finished goods	2,982	5,684

	$28,587	$22,016

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

6. Balance Sheet Details (Continued)

Property, Equipment and Software

	December 29, 2007	December 30, 2006
Equipment	$30,506	$32,238
Computers and purchased software	37,734	37,040
Furniture and fixtures	2,650	2,937
Leasehold improvements	11,054	10,037

	81,944	82,252
Accumulated depreciation	(53,787)	(48,182)

	$28,157	$34,070

Accrued Expenses

	December 29, 2007	December 30, 2006
Accrued compensation and benefits	$10,230	$9,268
Accrued price protection credits	9,482	8,548
Other	6,685	5,235

	$26,397	$23,051

Long-term obligations and other liabilities

	December 29, 2007	December 30, 2006
Unrecognized tax benefits (including interest)	$29,447	$—
Other	13,862	15,641

	$43,309	$15,641

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

7. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in market rate accounts. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consist of the following:

	December 29, 2007	December 30, 2006
Edom	43%	48%
Avnet	**	10%
Motorola	**	13%

  **
  Less than 10% of accounts receivable

        The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for potential credit losses based upon the expected collectibility of such receivables. Losses have not been significant for any of the periods presented.

Suppliers

        A significant portion of the Company's products are fabricated by Taiwan Semiconductor Manufacturing Co. (TSMC). The inability of TSMC to deliver wafers to the Company on a timely basis could impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. The Company's end customers and distributors that accounted for greater than 10% of revenue consists of the following:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
End Customers
LSI	**	**	11%
Distributors
Edom	36%	33%	33%
Avnet	10%	13%	**

  **
  Less than 10% of revenue

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

8. Acquisitions

SourceCore

        On October 9, 2007, the Company completed its acquisition of substantially all of the assets of SourceCore, a privately held mixed-signal design company for approximately $10.7 million, which includes direct acquisition costs. Of such consideration, $2.0 million was withheld as security for breaches of representations and warranties and certain other expressly enumerated matters. The acquisition was accounted for as a purchase business combination in accordance with FASB SFAS No. 141, "Business Combinations" and, accordingly, the results of SourceCore's operations are included in the Company's consolidated results of operations from the date of the acquisition. Through the acquisition, the Company acquired RF designers as well as an applications and software team in close proximity to our customer base in China. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. None of the goodwill is deductible for tax purposes. The purchase price was allocated as follows: goodwill—$7.7 million; intangible assets—$2.6 million; and net tangible assets—$0.4 million.

Silembia

        In May 2006, the Company completed its acquisition of Silembia, a privately held company based in Rennes, France. Silembia developed semiconductor intellectual property for digital demodulation and channel decoding. The Company acquired all of the outstanding capital stock of Silembia in exchange for approximately $20.5 million, which includes direct acquisition costs. Of such consideration, $2.8 million was withheld as security for breaches of representations and warranties and certain other expressly enumerated matters. The acquisition was accounted for as a purchase business combination in accordance with SFAS 141 and accordingly, the results of Silembia's operations are included in the Company's consolidated results of operations from the date of the acquisition. Through the acquisition, the Company acquired engineering expertise and reduced the time required to develop new technologies and products. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. None of the goodwill is deductible for tax purposes. The purchase price was allocated as follows: goodwill—$9.9 million; intangible assets—$9.5 million; IPR&D—$2.6 million; and net tangible assets—$(1.5) million.

Silicon MAGIKE, Inc.

        In August 2005, the Company completed its acquisition of Silicon MAGIKE, Inc. (Silicon MAGIKE), a mixed-signal development-stage enterprise that develops high-voltage, high-performance, mixed-signal ICs. The Company acquired all of the outstanding capital stock of Silicon MAGIKE for initial consideration of $15.9 million. Through the acquisition, the Company acquired engineering expertise and significant development progress on high-voltage products. In accordance with EITF Issue No. 98-3, "Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business," this transaction was accounted for as a purchase of assets. The purchase price was allocated as follows: acquired research and development—$13.7 million; intangible assets—$2.1 million; and net tangible assets—$48 thousand.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

9. Goodwill and Other Intangible Assets

        The gross carrying amount and accumulated amortization of goodwill and other intangible assets are as follows (in thousands):

		December 29, 2007		December 30, 2006
	Weighted- Average Amortization Period (Years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Unamortized intangible assets:
Goodwill	Not amortized	$73,199	$—	$65,680	$—

Amortized intangible assets:
Core & developed technology	8.4	$18,950	$(6,163)	$18,650	$(3,923)
Customer relationships	5.0	4,400	(1,553)	2,100	(1,069)
Patents	7.0	4,663	(2,612)	4,763	(2,022)
Internal use software	6.8	680	(413)	1,000	(525)
Employment-related	4.6	718	(593)	2,493	(1,196)

Total		$29,411	$(11,334)	$29,006	$(8,735)

        The increases in goodwill and amortized intangible assets are primarily due to the acquisitions of SourceCore and Silembia in fiscal 2007 and 2006, respectively. Amortization expense related to intangible assets for fiscal 2007, 2006 and 2005 was $4.3 million, $4.1 million and $2.7 million, respectively. Fully amortized assets are written off against accumulated amortization. The estimated aggregate amortization expense for intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2008	$4,131
2009	$3,931
2010	$3,294
2011	$2,978
2012	$2,177

10. Stockholders' Equity and Stock-Based Compensation

Common Stock

        The Company had 52.8 million shares of common stock issued and outstanding as of December 29, 2007. The Company issued 2.4 million shares of common stock during fiscal 2007. Approximately 0.2 million shares were withheld by the Company during fiscal 2007 to satisfy employee tax obligations for the vesting of certain stock grants made under the Company's 2000 Stock Incentive Plan.

        As of December 29, 2007, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	15,118
Employee Stock Purchase Plan	1,361

Total shares reserved	16,479

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

10. Stockholders' Equity and Stock-Based Compensation (Continued)

Share Repurchase Program

        In July 2007, the Company's Board of Directors authorized a program to repurchase up to $400 million of the Company's common stock from time to time over a 24-month period. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company's previous $100 million share repurchase program expired in July 2007. The Company repurchased 4.4 million shares and 1.6 million shares of its common stock for $163.2 million and $50.0 million during fiscal 2007 and 2006, respectively.

Stock-Based Compensation

        The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan, which are described below. Prior to fiscal 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS 123. Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Results for prior periods have not been restated.

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

        The shares issuable under the 2000 Stock Incentive Plan and Employee Stock Purchase Plan automatically increase on the first stock market trading day of each calendar year. On January 2, 2007 the amount of shares reserved for the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan increased by 2.7 million and 250,000 shares, respectively.

2000 Stock Incentive Plan

        In fiscal 2000, the Company's Board of Directors and stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan). The 2000 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's common stock, (ii) the discretionary issuance of common stock directly (as granted under direct issuance shares in stock awards and RSUs), (iii) the granting of special below-market stock options to executive officers and other highly compensated employees of the Company for which the exercise price can be paid using payroll deductions and (iv) the automatic issuance of stock options to non-employee board members. The discretionary issuance of common stock, RSUs and stock options generally contain vesting provisions ranging from three to eight years. If permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule. The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

10. Stockholders' Equity and Stock-Based Compensation (Continued)

        The Company granted to its employees (including employees who were hired by NXP associated with the sale of the Aero products) 0.5 million, 0.3 million and 1.6 million stock options, and 1.0 million, 1.0 million and 1.2 million of stock awards and RSUs from the 2000 Plan during fiscal 2007, 2006 and 2005, respectively. The Company recorded $5.5 million of stock compensation expense in "Income from discontinued operations, net of income taxes" during fiscal 2007 in connection with modifications of equity grants to employees who were hired by NXP in connection with the sale of the Aero product lines. As of the closing date of the sale, the Company accelerated the vesting of 0.5 million shares of options and awards, and extended the exercise period of 0.9 million shares of options through December 31, 2007. Further, the Company cancelled 0.3 million shares of unvested options and awards related to the terminated employees. An additional $2.5 million was recorded in selling, general and administrative expense during fiscal 2005 in connection with certain modifications of non-employee stock compensation. The Company accelerated the vesting of certain options and stock awards and extended the exercise period of the options pursuant to a separation agreement between the Company and its former CEO in fiscal 2005. There were no other significant modifications made to any stock grants during these periods.

Employee Stock Purchase Plan

        The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company's Board of Directors in fiscal 2000. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value during a series of offering periods. Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months. During fiscal 2007, 2006 and 2005, the Company issued a total of 116,000, 149,000 and 133,000 shares under the Purchase Plan to its employees (including employees who were hired by NXP associated with the sale of the Aero products). The weighted-average fair value for purchase rights granted under the Purchase Plan for fiscal 2007 was $10.72 per share.

Accounting for Stock Compensation

        Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Purchase Plan. The fair values of stock awards and RSUs generally equal their intrinsic value on the date of grant.

        The fair values of stock options and RSUs are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The fair values of stock awards are fully expensed in the period of grant, when shares are immediately issued. Compensation expense from continuing operations recognized is shown in the operating activities section of the consolidated statements of cash flows.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

10. Stockholders' Equity and Stock-Based Compensation (Continued)

        In anticipation of adopting SFAS 123R, the Company evaluated the assumptions used in the Black-Scholes model. As a result, the Company changed its methodology for computing expected volatility and expected term. Calculation of expected volatility was changed from being based solely on historical volatility to a combination of both historical volatility and implied volatility derived from traded options on the Company's stock in the marketplace. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility. The expected term was previously calculated based on an analysis of historical exercises of stock options. The Company believes that an analysis of historical exercises and remaining contractual life of options provides a better estimate of future exercise pattern.

        The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

        As part of the requirements of SFAS 123R, the Company must estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

        The weighted-average fair value of share-based payments was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
2000 Stock Incentive Plan:
Expected volatility	48%	59%	53%
Risk-free interest rate %	4.6%	4.6%	3.9%
Expected term (in years)	4.9	5.3	4.8
Dividend yield	—	—	—
Employee Stock Purchase Plan:
Expected volatility	37%	50%	55%
Risk-free interest rate %	4.8%	5.0%	3.5%
Expected term (in months)	14	8	15
Dividend yield	—	—	—

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

10. Stockholders' Equity and Stock-Based Compensation (Continued)

        A summary of the Company's stock compensation activity with respect to fiscal 2007 follows:

Stock Options	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at December 30, 2006	7,708	$30.79
Granted	480	$35.11
Exercised	(1,854)	$24.32
Cancelled or expired	(536)	$36.44

Outstanding at December 29, 2007	5,798	$32.70	5.44	$42,710
Vested at December 29, 2007 and expected to vest	5,498	$32.62	5.31	$41,400
Exercisable at December 29, 2007	4,193	$32.00	4.50	$35,989

Stock Awards and RSUs	Shares (000s)	Weighted-Average Exercise Price	Weighted-Average Remaining Vesting Term	Aggregate Intrinsic Value ($000s)
Outstanding at December 30, 2006	1,941	$0.00
Granted	983	$0.00
Issued	(666)	$0.00
Cancelled or expired	(457)	$0.00

Outstanding at December 29, 2007	1,801	$0.00	1.67	$67,856
Outstanding at December 29, 2007 and expected to vest	1,464	$0.00	1.59	$55,140
Exercisable at December 29, 2007	—	$—	—	$—

        The following summarizes the Company's weighted average fair value at the date of grant (including activity related to discontinued operations):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Per grant of stock options	$16.18	$19.73	$15.15
Per grant of stock award or RSUs	$34.28	$37.56	$32.17

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

10. Stockholders' Equity and Stock-Based Compensation (Continued)

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Intrinsic value of stock options exercised	$23,684	$41,440	$22,491
Intrinsic value of stock awards issued and RSUs that vested	$22,661	$4,653	$—
Grant date fair value of RSUs that vested	$22,416	$4,393	$—

        The Company had approximately $88.6 million of total unrecognized compensation costs related to stock options and RSUs at December 29, 2007 that are expected to be recognized over a weighted-average period of 2.0 years. There were no significant stock compensation costs capitalized into assets as of December 29, 2007.

        The Company received cash of $45.1 million for the exercise of stock options during fiscal 2007, including $26.2 million from employees included in discontinued operations. Cash was not used to settle any equity instruments previously granted. The Company issues shares from the shares reserved under the 2000 Stock Incentive Plan upon the exercise of stock options, issuance of stock awards, and vesting of RSUs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.

        The following are the stock-based compensation costs recognized in the Company's consolidated statements of income (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Cost of revenues	$1,539	$1,025	$98
Research and development	16,385	12,790	2,645
Selling, general and administrative	22,054	17,214	4,212

	39,978	31,029	6,955
Provision for income taxes	(6,755)	(5,693)	(2,511)

	$33,223	$25,336	$4,444

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

10. Stockholders' Equity and Stock-Based Compensation (Continued)

        As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock options granted under the Company's stock option plans for fiscal 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods (in thousands, except per-share amounts):

Year Ended December 31, 2005
Net income—as reported	$47,506
Total stock-based compensation cost, net of related tax effects included in the determination of net income as reported	4,648
The stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(30,693)

Pro forma net income	$21,461
Net income per share:
Basic—as reported	$0.89
Basic—pro forma	$0.40
Diluted—as reported	$0.86
Diluted—pro forma	$0.39

11. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company's contributions to the 401(k) Plan vest over two years at a rate of 50% per year. The Company contributed $1.8 million, $2.1 million and $0.6 million to the 401(k) Plan during fiscal 2007, 2006 and 2005, respectively. The increase in fiscal 2006 and 2007 is primarily due to the Company increasing the amount of matching contributions per employee beginning in 2006.

12. Commitments and Contingencies

Operating Leases

        The Company leases its facilities under operating lease agreements that expire at various dates through 2013. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

        Rent expense under operating leases was $4.6 million, $5.7 million and $3.4 million for fiscal 2007, 2006 and 2005, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

12. Commitments and Contingencies (Continued)

        The minimum annual future rentals under the terms of these leases at December 29, 2007 are as follows (in thousands):

Fiscal Year
2008	$7,203
2009	6,418
2010	3,840
2011	3,113
2012	3,113
Thereafter	1,019

Total minimum lease payments	24,706
Minimum sublease rental income	(5,304)

Total net minimum lease payments	$19,402

        The Company has an accrual of $2.6 million at December 29, 2007 for the present value of estimated future obligations for non-cancelable lease payments (net of estimated sublease income) related to vacating certain leased facilities. See Note 15, "Headquarter Relocation Costs," to the Consolidated Financial Statements for additional information.

        In March 2006, the Company entered into an operating lease agreement and a related participation agreement (collectively, the "lease") for a facility in Austin, Texas for its corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $13.8 million over the remaining term assuming LIBOR averages 4.83% during such term).

        The Company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel the Company to purchase the facility. The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million and a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 1.5 to 1. As of December 29, 2007, the Company believes it was in compliance with all covenants of the lease.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

12. Commitments and Contingencies (Continued)

        In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Company determined that the fair value associated with the guaranteed residual value was $1.0 million. The amount was recorded in "Other assets, net" and "Long-term obligations and other liabilities" in the consolidated balance sheets and is being amortized over the term of the lease.

        The Company is required to periodically evaluate the expected fair value of the facility at the end of the lease term. If the Company determines that it is estimable and probable that the expected fair value will be less than $44.3 million, it will ratably accrue the loss up to a maximum of approximately $35.3 million over the remaining lease term. As of December 29, 2007, the Company has determined that a loss contingency accrual is not required.

Securities Litigation

        On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company's initial public offering of common stock. The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company's initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies. A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually. On February 19, 2003, the District Court denied the motion to dismiss the complaint against the Company. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six "focus" cases, which are intended to serve as test cases. The plaintiffs selected these six cases, which do not include the Company. The Court has indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

12. Commitments and Contingencies (Continued)

        Prior to the Second Circuit's December 5, 2006 decision, the Company had approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the purported plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the District Court for approval. In light of the Second Circuit's opinion, the parties agreed that the settlement could not be approved. On June 25, 2007, the District Court approved a stipulation filed by the issuers and plaintiffs which terminated the settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. The six focus case issuers and the underwriters named as defendants in the focus cases filed a motion to dismiss the amended complaints against them on November 14, 2007. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On December 21, 2007, the issuers and the underwriters filed a motion opposing plaintiffs' class certification motion, and the plaintiffs filed an opposition to defendants' motions to dismiss.

        The Company is unable to estimate or predict the potential damages that might be awarded as a result of this litigation, whether such damages would be greater than the Company's insurance coverage, or whether the outcome would have a material impact on the Company's results of operations or financial position.

Patent and Copyright Infringement Litigation

        On December 14, 2006, Analog Devices, Inc. (Analog Devices), a Massachusetts corporation, filed a lawsuit against the Company, in the United States District Court in the District of Massachusetts, alleging infringement of United States Patents Nos. 7,075,329, 6,262,600, 6,525,566, 6,903,578 and 6,873,065, and copyright infringement of certain Analog Devices datasheets. On January 31, 2007, the Company filed its answer to Analog Devices' complaint, in which the Company denied infringement and asserted that Analog Devices' patents are invalid. The Company also filed counterclaims in which it alleged that Analog Devices has engaged in unfair competition under both state and federal law. The District Court has scheduled a trial date in May 2008. The Court held a Markman patent claim construction hearing in November 2007. Following that hearing, Analog Devices withdrew United States Patent No. 6,903,578 from the lawsuit on December 6, 2007. The lawsuit relates to the Company's Si843x and Si844x family of digital isolator products and alleges that the infringement was and continues to be willful. At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

        On September 17, 2007, the Company filed a lawsuit against Analog Devices in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of United States Patent No. 7,171,542. This patent relates to the Company's proprietary technology for a reconfigurable processor system. On October 9, 2007, the Company amended the complaint to further allege infringement of U.S. Patents Nos. 6,137,372, 7,209,061, and 7,199,650. The patents relate to the Company's proprietary technology for radio frequency transceivers. In the lawsuit, the Company requests an injunction against further infringement and payment of actual damages, interest and costs. At this time, the Company cannot estimate the outcome of this matter or resulting financial impact to it, if any.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

12. Commitments and Contingencies (Continued)

Other

        The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its consolidated financial position or results of operations.

Discontinued Operations Indemnification

        In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to (a) liabilities for breach of the Company's representations and warranties in the Purchase Agreement, (b) liabilities for breach of the Company's covenants or agreements pursuant to the Purchase Agreement, (c) liabilities of the Company that were not assumed by NXP and (d) liabilities for certain tax matters. With respect to breaches of representations and warranties, the Company's maximum potential exposure is limited to $14.3 million (the amount of cash proceeds held in escrow). There is no contractual limit on exposure with respect to the other liabilities. As of December 29, 2007, the Company had no material liabilities recorded under these indemnification obligations.

13. Income Taxes—

        Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Current:
Domestic	$5,182	$10,178	$13,302
International	1,809	2,071	1,309

Total Current	6,991	12,249	14,611
Deferred:
Domestic	(177)	(7,744)	(6,031)
International	24	(179)	297

Total Deferred	(153)	(7,923)	(5,734)

	$6,838	$4,326	$8,877

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

13. Income Taxes— (Continued)

        The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Federal statutory rate	35.0%	35.0%	35.0%
Stock compensation	15.6	26.9	—
Foreign tax rate benefit	(13.1)	(12.5)	(2.0)
Tax-exempt interest income	(11.6)	(22.3)	(8.3)
Research and development tax credits	(3.4)	(14.8)	(9.7)
Acquired & in-process research and development	—	4.4	18.0
State tax expense	0.4	2.8	1.6
Release of prior year unrecognized tax benefits	(8.7)	—	—
Other	0.5	2.5	(1.2)

	14.7%	22.0%	33.4%

        Income before income taxes included approximately $28.7 million, $10.7 million and $7.6 million related to foreign operations in fiscal 2007, 2006 and 2005, respectively.

        At the end of fiscal 2007, undistributed earnings of the Company's foreign subsidiaries of approximately $177.8 million are considered permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

13. Income Taxes— (Continued)

        Significant components of the Company's deferred taxes as of December 29, 2007 and December 30, 2006 are as follows (in thousands):

	December 29, 2007	December 30, 2006
Deferred tax assets:
Net operating loss carryforwards	$2,719	$6,315
Stock compensation	6,529	5,920
Depreciable assets	20,484	19,935
Research and development tax credit carryforwards	2,513	2,480
Reserves and allowances	226	422
Deferred income on shipments to distributors	1,775	4,006
Accrued liabilities and other	3,865	2,491

	38,111	41,569
Less: Valuation allowance	—	(337)

	38,111	41,232
Deferred tax liabilities:
Acquired intangibles	4,635	7,105
Depreciable assets	—	—
Long term obligations for tax purposes	15,487	15,487
Prepaid expenses and other	54	690

	20,176	23,282

Net deferred tax assets	$17,935	$17,950

        As of December 29, 2007, the Company had federal net operating loss and research and development credit carryforwards of approximately $5.9 million and $0.6 million, respectively, as a result of the Cygnal Integrated Products and Silicon MAGIKE acquisitions. These carryforwards expire in fiscal years 2019 through 2025. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        The Company also had state loss and research and development credit carryforwards of approximately $19.3 million and $3.0 million, respectively. These carryforwards expire in fiscal years 2025 through 2027 and are projected to be utilized against state income taxes.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Upon the acquisition of Silembia in May 2006, the Company recorded net deferred tax liabilities of approximately $3.2 million due to differences between book and tax bases of acquired assets and assumed liabilities.

        The Company's operations in Singapore are subject to reduced tax rates through 2019, as long as certain conditions are met. The income tax benefit reflected in earnings was approximately $2.7 million (representing $0.05 per diluted share) in 2007, and $2.2 million (representing $0.04 per diluted share) in 2006.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

13. Income Taxes— (Continued)

        The Company adopted FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" at the beginning of fiscal 2007. As a result of the adoption of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$18,882
Additions based on tax positions related to the current year	14,769
Reductions for tax positions of prior years	(442)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(5,908)

Balance at December 29, 2007	$27,301

        As of the date of adoption, the Company had $18.9 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. As of December 29, 2007 the Company had $27.3 million of unrecognized tax benefits, which would affect the effective tax rate if recognized. During the year, the Company had gross increases of $14.8 million to its current year unrecognized tax benefits, primarily related to tax consequences associated with discontinued operations. In addition, the Company had gross decreases of $6.4 million to its unrecognized tax benefits related to both the closure of an income tax audit and the closure of open tax years (of which $2.2 million related to our discontinued operations).

        The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal years 2007, 2006 and 2005, the company recognized approximately ($0.1) million, $0.5 million and $0.3 million, respectively, net of tax, in the provision for income taxes. The Company had accrued approximately $2.1 million and $2.3 million for the payment of interest at the end of fiscal 2007 and 2006, respectively.

        The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

14. Segment Information

        The Company has one operating segment, mixed-signal analog intensive ICs, consisting of numerous product areas. The Company's chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 29, 2007

14. Segment Information (Continued)

        Revenue is attributed to a geographic area based on the end customer's shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
United States	$43,743	$46,449	$36,976
Taiwan	83,176	56,784	48,670
China	79,261	61,385	54,058
South Korea	36,571	26,012	4,902
Rest of world	94,710	97,526	93,981

Total	$337,461	$288,156	$238,587

        The following summarizes the Company's long-lived assets by geographic area (in thousands):

	December 29, 2007	December 30, 2006
United States	$101,400	$110,820
France	21,188	20,482
Rest of world	9,750	4,103

Total	$132,338	$135,405

15. Headquarter Relocation Costs

        In fiscal 2006, the Company relocated most of its Austin, Texas employees to a new corporate headquarters. In fiscal 2007, the Company relocated the remainder of its Austin employees to its headquarters. The Company recorded $3.8 million for the expected costs related to vacating certain leased facilities (including $0.7 million for impairment of leasehold improvements and furniture and fixtures). The charges were recorded in the "selling, general and administrative" line of the consolidated statements of income. The following table summarizes the accrued relocation costs activity (in thousands):

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expenses	Deductions(1)	Balance at End of Year
2007	$2,261	$704	$(347)	$2,618
2006	$—	$2,398	$(137)	$2,261

  (1)
  Deductions represent lease and brokerage commission payments.

Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2007 and 2006 is as follows. The financial data for fiscal 2006 has been reclassified to reflect the sale of the Company's former Aero product lines as discontinued operations. The sale of these product lines closed on March 23, 2007. See Note 3, "Discontinued Operation," to the Consolidated Financial Statements for additional information. All quarterly periods reported here had thirteen weeks (in thousands, except per share amounts):

	Fiscal 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$100,111	$87,938	$75,597	$73,814
Gross profit	63,546	52,952	45,364	45,375
Operating income (loss)	14,471	10,415	1,937	(3,724)
Income (loss) from continuing operations	15,918	17,624	6,892	(746)
Income from discontinued operations, net of tax	5,399	2,810	581	156,359 (1)
Net income	$21,317	$20,434	$7,473	$155,613 (1)
Basic earnings per share:
Income (loss) from continuing operations	$0.29	$0.32	$0.13	$(0.01)
Net income	$0.39	$0.37	$0.14	$2.84
Diluted earnings per share:
Income (loss) from continuing operations	$0.28	$0.31	$0.12	$(0.01)
Net income	$0.38	$0.36	$0.13	$2.84

	Fiscal 2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$74,612	$72,956	$73,936	$66,652
Gross profit	45,383	47,076	49,494	45,525
Operating income (loss)	1,015	(141)	1,453	3,725
Income from continuing operations	4,350	2,789	3,005	5,198
Income from discontinued operations, net of tax	873	1,945	7,132	5,866
Net income	$5,223	$4,734	$10,137	$11,064
Basic earnings per share:
Income from continuing operations	$0.08	$0.05	$0.05	$0.09
Net income	$0.10	$0.08	$0.18	$0.20
Diluted earnings per share:
Income from continuing operations	$0.08	$0.05	$0.05	$0.09
Net income	$0.09	$0.08	$0.18	$0.19

(1)
Includes a gain on the sale of our Aero product lines, net of related income taxes.