Form 10-Q
period 2008-04-05
SILICON LABORATORIES INC
filed 2008-04-30
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                        to

Commission file number 000-29823

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of April 23, 2008, 48,709,580 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	April 5, 2008	December 29, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$330,871	$264,408
Short-term investments	70,185	308,566
Accounts receivable, net of allowance for doubtful accounts of $515 at April 5, 2008 and $517 at December 29, 2007	46,355	51,211
Inventories	26,918	28,587
Deferred income taxes	6,261	6,025
Prepaid expenses and other current assets	20,026	33,895
Total current assets	500,616	692,692
Long-term investments	65,950	—
Property, equipment and software, net	26,814	28,157
Goodwill	73,096	73,199
Other intangible assets, net	17,045	18,077
Other assets, net	30,028	28,121
Total assets	$713,549	$840,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,583	$33,321
Accrued expenses	21,846	26,397
Deferred income on shipments to distributors	27,606	28,448
Income taxes	5,302	5,226
Total current liabilities	78,337	93,392
Long-term obligations and other liabilities	46,264	43,309
Total liabilities	124,601	136,701

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 48,700 and 52,810 shares issued and outstanding at April 5, 2008 and December 29, 2007, respectively	5	5
Additional paid-in capital	180,124	303,682
Retained earnings	410,672	399,858
Accumulated other comprehensive loss	(1,853)	—
Total stockholders’ equity	588,948	703,545
Total liabilities and stockholders’ equity	$713,549	$840,246

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 5, 2008	March 31, 2007
Revenues	$98,179	$73,814
Cost of revenues	37,832	28,439
Gross profit	60,347	45,375
Operating expenses:
Research and development	24,673	24,807
Selling, general and administrative	24,609	24,292
Operating expenses	49,282	49,099
Operating income (loss)	11,065	(3,724)
Other income (expense):
Interest income	4,798	3,835
Interest expense	(145)	(231)
Other income (expense), net	(142)	(119)
Income (loss) from continuing operations before income taxes	15,576	(239)
Provision for income taxes	4,762	507
Income (loss) from continuing operations	10,814	(746)
Income from discontinued operations, net of income taxes	—	156,359

Net income	$10,814	$155,613

Basic earnings per share:
Income (loss) from continuing operations	$0.21	$(0.01)
Net income	$0.21	$2.84

Diluted earnings per share:
Income (loss) from continuing operations	$0.21	$(0.01)
Net income	$0.21	$2.84

Weighted-average common shares outstanding:
Basic	51,109	54,806
Diluted	52,000	54,806

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 5, 2008	March 31, 2007
Operating Activities
Net income	$10,814	$155,613
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	—	(156,359)
Depreciation and amortization of property, equipment and software	2,621	2,787
Loss (gain) on disposal of property, equipment and software	(15)	153
Amortization of other intangible assets and other assets	1,032	1,234
Stock compensation expense	10,221	11,770
Additional income tax benefit from employee stock-based awards	602	756
Excess income tax benefit from employee stock-based awards	(411)	(478)
Deferred income taxes	(262)	26
Changes in operating assets and liabilities:
Accounts receivable	4,856	3,346
Inventories	1,666	734
Prepaid expenses and other assets	2,440	2,416
Accounts payable	(4,435)	1,160
Accrued expenses	(4,989)	(2,336)
Deferred income on shipments to distributors	(842)	3,257
Income taxes	351	1,038
Net cash provided by operating activities of continuing operations	23,649	25,117
Investing Activities
Purchases of available-for-sale investments	(79,237)	(181,435)
Sales and maturities of available-for-sale investments	248,818	46,853
Purchases of property, equipment and software	(1,278)	(1,522)
Proceeds from the sale of assets	14,265	270,750
Purchases of other assets	(183)	—
Net cash provided by investing activities of continuing operations	182,385	134,646
Financing Activities
Proceeds from exercises of stock options	4,534	1,995
Excess income tax benefit from employee stock-based awards	411	478
Repurchases of common stock	(143,022)	(13,149)
Repurchases of stock to satisfy employee tax withholding	(1,494)	(2,766)
Net cash used in financing activities of continuing operations	(139,571)	(13,442)
Discontinued Operations
Operating activities	—	(833)
Investing activities	—	(633)
Financing activities	—	551
Net cash used in discontinued operations	—	(915)

Increase in cash and cash equivalents	66,463	145,406
Cash and cash equivalents at beginning of period	264,408	68,188
Cash and cash equivalents at end of period	$330,871	$213,594
Supplemental Disclosure of Non-Cash Activity:
Proceeds from the sale of assets held in escrow	$—	$14,250

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of December 29, 2007, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 5, 2008 and December 29, 2007, the condensed consolidated results of its operations for the three months ended April 5, 2008 and March 31, 2007, and the condensed consolidated statements of cash flows for the three months ended April 5, 2008 and March 31, 2007.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three months ended April 5, 2008 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles.  Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 29, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 7, 2008.

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal year 2008 will have 53 weeks with the extra week occurring in the first quarter of the year.  Fiscal 2007 had 52 weeks.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS 141R).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position (FSP) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FAS 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements.  FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  The Company adopted certain provisions of SFAS 157 effective December 30, 2007 (see Note 4, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information).  The Company is currently evaluating the effect that the adoption of the provisions deferred by FSP FAS 157-2 will have on its financial position and results of operations.

2. Discontinued Operation

On March 23, 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”) for $285 million in cash, (including $14.3 million held in escrow recorded in the “prepaid expenses and other current assets” line of the consolidated balance sheet at December 29, 2007), plus additional earn-out potential of up to an aggregate of $65 million over the next three years.  In March 2008, the full amount previously held in escrow was distributed to the Company.

The financial results of the sold product lines have been presented as discontinued operations in the condensed consolidated financial statements.  The following summarizes results from the discontinued operations (in thousands, except per share data):

Three Months Ended March 31, 2007
Revenues	$37,988
Costs of revenues and operating expenses	36,691
1,297
Gain on sale of discontinued operations	222,338
Income from discontinued operations before income taxes	223,635
Provision for income taxes	67,276
Income from discontinued operations, net of income taxes	$156,359

Income from discontinued operations per common share:
Basic	$2.85
Diluted	$2.85

Weighted-average common shares outstanding:
Basic	54,806
Diluted	54,806

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended
	April 5, 2008	March 31, 2007
Income (loss) from continuing operations	$10,814	$(746)

Shares used in computing basic earnings per share	51,109	54,806

Effect of dilutive securities:
Stock options and awards	891	—
Shares used in computing diluted earnings per share	52,000	54,806

Income (loss) from continuing operations
Basic earnings per share	$0.21	$(0.01)
Diluted earnings per share	$0.21	$(0.01)

Approximately 4.6 million and 4.9 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended April 5, 2008 and March 31, 2007, respectively, as they are anti-dilutive.  Further, shares used in calculating diluted earnings per share for the three months ended March 31, 2007 exclude 1.5 million shares due to the Company’s loss from continuing operations for the period.

4. Fair Value of Financial Instruments

The Company’s financial instruments are recorded at amounts that reflect the Company’s estimate of their fair values.  SFAS 157, Fair Value Measurement, provides a hierarchal disclosure framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.  The three levels defined by the SFAS 157 hierarchy are as follows:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s own data.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the valuation of the Company’s financial instruments measured under the SFAS 157 hierarchy (in thousands):

	Fair Value Measurements at April 5, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$310,685	$—	$310,685
Short-term investments	70,185	—	70,185
Long-term investments	—	65,950	65,950

The Company’s cash equivalents and short-term investments are valued using quoted prices and other relevant information generated by market transactions involving identical assets.  The Company’s long-term investments are valued using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows and expected holding periods of the securities.  See Note 5, Investments, to the Condensed Consolidated Financial Statements for additional information on the Company’s investments.

The following summarizes the activity in Level 3 financial instruments for the three months ended April 5, 2008 (in thousands):

Long-term Investments
Balance at December 29, 2007	$—
Net transfers into Level 3	68,800
Unrealized losses	(2,850)
Balance at April 5, 2008	$65,950

5. Investments

The Company’s short-term investments consist primarily of municipal bonds, U.S. government agency notes and certain auction-rate securities.  These securities typically have original maturities greater than ninety days as of the date of purchase and are classified as available-for-sale.  Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term.  The Company’s long-term investments consist of auction-rate securities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Prior to fiscal 2008, the Company classified all auction-rate securities as short-term investments.  Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders.  As of April 5, 2008, the Company held $72.8 million of auction-rate securities, of which $70.8 million experienced failed auctions during the first quarter.  The underlying assets of the Company’s auction rate securities consisted of student loans and municipal bonds, had credit ratings of AAA or Aaa and were guaranteed by the U.S. government or were insured.  The funds associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.  Certain issuers have notified the Company that they expect to redeem their auction-rate securities within the next 12 months.  As such, the Company has classified $4.0 million of its auction-rate securities at April 5, 2008 as short-term.  The remainder of the Company’s auction-rate securities have been classified as long-term investments as of April 5, 2008.

The Company reviews its investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method.  The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery and its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded as an impairment charge in the consolidated statement of income.  The Company has determined that no other-than-temporary impairment losses existed as of April 5, 2008.

The carrying value of the Company’s short-term investments approximates its fair value.  Long-term investments as of April 5, 2008 consist of the following (in thousands):

	Cost	Gross Unrealized Losses	Estimated Fair Value
Auction-rate securities	$68,800	$(2,850)	$65,950

6. Balance Sheet Details

Balance sheet details consist of the following (in thousands):

Inventories

	April 5, 2008	December 29, 2007
Work in progress	$23,184	$25,605
Finished goods	3,734	2,982
	$26,918	$28,587

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company issued 0.4 million shares of common stock during the three months ended April 5, 2008.  Approximately 47,000 shares were withheld by the Company during the three months ended April 5, 2008 to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s 2000 Stock Incentive Plan.

Share Repurchase Program

In July 2007, the Company’s Board of Directors authorized a program to repurchase up to $400 million of the Company’s common stock from time to time over a 24-month period.  The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.  During the three months ended April 5, 2008, the Company repurchased 4.5 million shares of its common stock for $137.1 million under its current repurchase program.  During the three months ended March 31, 2007, the Company repurchased 0.5 million shares for $14.6 million under its previous share repurchase program that expired in July 2007.  .

Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended
	April 5, 2008	March 31, 2007
Net income	$10,814	$155,613
Change in net unrealized losses on available-for-sale securities	(1,853)	—
Comprehensive income	$8,961	$155,613

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	April 5, 2008	December 29, 2007
Net unrealized losses on available-for-sale securities	$(1,853)	$—
Accumulated other comprehensive loss	$(1,853)	$—

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Stock-Based Compensation

The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan (the “Purchase Plan”).  Effective January 1, 2006, the Company adopted FASB SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified-prospective-transition method.

Accounting for Stock Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Purchase Plan.  The fair values of stock awards and restricted stock units (RSUs) generally equal their intrinsic value on the date of grant.  The weighted-average fair value of share-based payments was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	April 5, 2008	March 31, 2007
2000 Stock Incentive Plan:
Expected volatility	44.0%	53.5%
Risk-free interest rate %	2.7%	4.8%
Expected term (in years)	5.0	5.0
Dividend yield	—	—

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended
	April 5, 2008	March 31, 2007
Cost of revenues	$370	$307
Research and development	3,942	5,371
Selling, general and administrative	5,909	6,092
	10,221	11,770
Provision for income taxes	1,247	2,068
	$8,974	$9,702

During the three months ended March 31, 2007, the Company recorded  $3.3 million of stock compensation expense in continuing operations for a one-time equity award to employees retained by the Company after the sale of the Aero product lines.

The Company had approximately $98.8 million of total unrecognized compensation costs related to stock options and RSUs at April 5, 2008 that are expected to be recognized over a weighted-average period of 2.1 years.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Commitments and Contingencies

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six “focus” cases, which are intended to serve as test cases.  The plaintiffs selected these six cases, which do not include the Company.  The Court has indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases.  On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them.  On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  The Company is awaiting a decision from the Court on the class certification motion.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Patent and Copyright Infringement Litigation

On December 14, 2006, Analog Devices, Inc. (Analog Devices), a Massachusetts corporation, filed a lawsuit against the Company, in the United States District Court in the District of Massachusetts, alleging infringement of United States Patents Nos. 7,075,329, 6,262,600, 6,525,566, 6,903,578 and 6,873,065, and copyright infringement of certain Analog Devices datasheets.  On September 17, 2007, the Company filed a lawsuit against Analog Devices in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of United States Patent No. 7,171,542.  On March 7, 2008, the Company settled both lawsuits with Analog Devices.  In connection with the settlement, each company agreed to dismiss the lawsuits.

Other

The Company is involved in various other legal proceedings that have arisen in the normal course of business.  While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its consolidated financial position or results of operations.

Operating Leases

400 W. Cesar Chavez Building

In March 2006, the Company entered into an operating lease agreement and a related participation agreement for a facility in Austin, Texas for its corporate headquarters.  During the term of the lease, the Company has an on-going option to purchase the building for a total purchase price of approximately $44.3 million. Alternatively, the Company can cause the property to be sold to third parties provided it is not in default under the lease. The Company is contingently liable on a first dollar loss basis for the guaranteed residual value associated with this property in the event that the net sale proceeds are less than the original financed cost of the facility up to approximately $35.3 million.

200 W. Cesar Chavez Building

In March 2008, the Company entered into an operating lease agreement and a related participation agreement for a facility in Austin, Texas for the expansion of its corporate headquarters.  The lease has a term of five years.  The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $11.3 million over the five year term assuming LIBOR averages 2.97% during such term).

The Company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel the Company to purchase the facility.  The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million.  If the Company’s unencumbered cash and highly-rated short-term investments is less than $150 million, it must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1.  As of April 5, 2008, the Company believes it was in compliance with all covenants of the lease.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

During the term of the lease, the Company has an on-going option to purchase the building for a total purchase price of approximately $50.1 million.  Alternatively, the Company can cause the property to be sold to third parties provided it is not in default under the lease.  The Company is contingently liable for up to $40.0 million to the extent that the sale proceeds are less than the $50.1 million purchase option.  To the extent that the net proceeds generated from the sale of the facility to a third party exceed the purchase option, the Company would have the right to receive substantially all of such excess proceeds if the sale occurs prior to the end of the term of the lease. If the property is sold after the term of the lease, the Company would have the right to recover its $40.0 million guarantee, to the extent such sale proceeds exceed $10.1 million.

In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company determined that the fair value associated with the guaranteed residual value was $1.2 million.  The amount was recorded in “Other assets, net” and “Long-term obligations and other liabilities” in the condensed consolidated balance sheets and is being amortized over the term of the lease.

The Company is required to periodically evaluate the expected fair value of the facility at the end of the lease term.  If the Company determines that it is estimable and probable that the expected fair value will be less than $50.1 million, it will ratably accrue the loss up to a maximum of approximately $40.0 million over the remaining lease term.  As of April 5, 2008, the Company has determined that a loss contingency accrual is not required.

Discontinued Operations Indemnification

In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters.  There is no contractual limit on exposure with respect to such matters.  As of April 5, 2008, the Company had no material liabilities recorded with respect to this indemnification obligation.

9. Income Taxes

At April 5, 2008, the Company had unrecognized tax benefits of $28.4 million which would affect the effective tax rate if recognized.  During the three months ended April 5, 2008, the Company had gross increases of $1.1 million to its current year unrecognized tax benefits, primarily due to uncertainty related to intercompany transfer pricing.  During the three months ended March 31, 2007, the Company had gross increases of $16.7 million to its unrecognized tax benefits, primarily due to tax consequences associated with discontinued operations.  The Company believes it is reasonably possible that the unrecognized tax benefits will decrease in the amount of $6.6 million in the next twelve months due to the closing of an open tax year.  The nature of the uncertainty relates primarily to deductions taken on a prior year tax return.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognized approximately $0.2 million of interest, net of tax, in the provision for income taxes for each of the three months ended April 5, 2008 and March 31, 2007.  As of April 5, 2008, the Company had accrued approximately $2.4 million for the payment of interest related to unrecognized tax positions.

The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company is not currently under audit in any major taxing jurisdiction, but the Company is participating in the Advance Pricing Agreement program with the U.S. Internal Revenue Service.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.  Headquarter Relocation Costs

In fiscal 2006, the Company relocated most of its Austin, Texas employees to a new corporate headquarters.  In fiscal 2007, the Company relocated the remainder of its Austin employees to its headquarters.   The following table summarizes the accrued relocation costs activity for the three months ended April 5, 2008 (in thousands):

Balance at December 29, 2007	Additions Charged to Expenses	Deductions (1)	Balance at April 5, 2008
$2,618	$—	$(882)	$1,736

(1) Deductions represent lease payments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal year 2008 will have 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2007 had 52 weeks. Our first quarter of fiscal 2008 ended April 5, 2008.  Our first quarter of fiscal 2007 ended March 31, 2007.  Except as noted, financial results are for continuing operations.  Our former Aero product lines are reported as discontinued operations.  The sale of these product lines closed on March 23, 2007.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration.  In the first three months of 2008, we introduced a single-chip digital video demodulator, a single input, single output jitter-attenuating clock multiplier IC, two high-performance radio data system (RDS) receivers for portable and in-car navigation devices, a family of fully-integrated AM/FM radio receivers with weather band coverage and expanded our microcontroller portfolio with the addition of low voltage microcontrollers capable of operating down to 0.9 volts and new small form factor microcontrollers with EPROM.  We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

We had no customers that accounted for more than 10% of our revenues during the three months ended April 5, 2008.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  One of our distributors, Edom Technology, represented 32% of our revenues during the three months ended April 5, 2008.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended April 5, 2008.

The percentage of our revenues derived from customers located outside of the United States was 86% during the three months ended April 5, 2008, which reflects our product and customer diversification and market penetration for our products, as many of our customers manufacture and design their products in Asia.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Selling, general and administrative.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, directors’ and officers’ liability insurance, patent litigation legal fees, costs related to relocating our headquarters and promotional and marketing expenses.

Interest income.  Interest income reflects interest earned on our cash, cash equivalents and investment balances.

Interest expense.  Interest expense consists of interest on our short and long-term obligations.

Other income (expense), net.  Other income (expense), net reflects foreign currency remeasurement adjustments and gains on the disposal of fixed assets.

Provision for Income Taxes.  We accrue a provision for domestic and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses (including stock compensation), research and development tax credits and interest income from tax-exempt investments.  We recognize interest and penalties related to unrecognized tax benefits in the provision for income tax.

The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 5, 2008	March 31, 2007

Revenues	100.0%	100.0%
Cost of revenues	38.5	38.5
Gross profit	61.5	61.5
Operating expenses:
Research and development	25.1	33.6
Selling, general and administrative	25.1	32.9
Operating expenses	50.2	66.5
Operating income (loss)	11.3	(5.0)
Other income (expense):
Interest income	4.9	5.2
Interest expense	(0.2)	(0.3)
Other income (expense), net	(0.1)	(0.2)
Income (loss) from continuing operations before income taxes	15.9	(0.3)
Provision for income taxes	4.9	0.7
Income (loss) from continuing operations	11.0	(1.0)
Income from discontinued operations, net of income taxes	—	211.8
Net income	11.0%	210.8%

Revenues

	Three Months Ended
(in millions)	April 5, 2008	March 31, 2007	Change	% Change
Revenues	$98.2	$73.8	$24.4	33.0%

The growth in the sales of our products for the recent three month period was primarily driven by increased revenues from our broadcast and microcontroller products.  Unit volumes of our products increased compared to fiscal 2007 by 52.7%.  Average selling prices decreased during the same period by 14.3%.  As our products become more mature, we expect to experience decreases in average selling prices.  We anticipate that newly announced higher priced, next generation products and product extensions will offset these decreases to some degree.

Gross Profit

	Three Months Ended
(in millions)	April 5, 2008	March 31, 2007	Change	% Change
Gross profit	$60.3	$45.4	$14.9	33.0%
Percent of revenue	61.5%	61.5%

In the recent three month period, gross profit did not change as a percent of revenues, but increased in absolute dollars as a result of our increased sales.

We may experience declines in the average selling prices of certain of our products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors.

Research and Development

	Three Months Ended
(in millions)	April 5, 2008	March 31, 2007	Change	% Change
Research and development	$24.7	$24.8	$(0.1)	(0.5)%
Percent of revenue	25.1%	33.6%

The decrease in research and development expense in absolute dollars for the recent three month period was principally due to decreased stock compensation and other personnel-related expenses of $1.3 million.  This impact was partially offset by increased product introduction costs of $1.0 million.

Significant recent development projects include a single-chip digital video demodulator, a single input, single output jitter-attenuating clock multiplier IC, two high-performance radio data system (RDS) receivers for portable and in-car navigation devices, a dual-function, single-port Power over Ethernet (PoE) controller with an integrated dc-dc controller for power sourcing equipment, fully-integrated AM/FM radio receivers with short-wave and long-wave band coverage, a family of single-chip AC current sensors, a dual ProSLIC for VoIP equipment, families of jitter-attenuating any-rate clock multipliers and oscillators and we further expanded our microcontroller portfolio.  We expect that research and development expense will increase with revenue in absolute dollars and may fluctuate as a percentage of revenues due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, General and Administrative

	Three Months Ended
(in millions)	April 5, 2008	March 31, 2007	Change	% Change
Selling, general and administrative	$24.6	$24.3	$0.3	1.3%
Percent of revenue	25.1%	32.9%

The increase in selling, general and administrative expense in absolute dollars for the recent three month period was principally due to (a) the $0.5 million increase in sales commissions, and (b) the $0.3 million increase in depreciation.  The increase was offset in part by a decrease of $0.5 million in legal fees primarily related to litigation.  We expect that selling, general and administrative expense will increase slightly in absolute dollars in future periods.  The decrease in selling, general and administrative expense as a percent of revenues is principally due to our increased sales.

Interest Income

	Three Months Ended
(in millions)	April 5, 2008	March 31, 2007	Change
Interest income	$4.8	$3.8	$1.0

The increase in interest income for the recent three month period was primarily due to greater cash and investments balances, and to a lesser extent, higher interest rates of the underlying instruments.

Interest Expense

Interest expense was $0.1 million for the three months ended April 5, 2008 compared to $0.2 million for the three months ended March 31, 2007.

Other Income (Expense), Net

Other income (expense), net was $(0.1) million for the three months ended April 5, 2008 and March 31, 2007.

Provision for Income Taxes

	Three Months Ended
(in millions)	April 5, 2008	March 31, 2007	Change
Provision for income taxes	$4.8	$0.5	$4.3
Effective tax rate	30.6%	(211.7)%

The effective tax rate for the three months ended April 5, 2008 was higher than the three months ended March 31, 2007 primarily due to the recognition of pre-tax book income as compared to the small pre-tax book loss realized during the three months ended March 31, 2007.  Additionally, the effective tax rate for the three months ended April 5, 2008 was higher due to the reduction in tax exempt interest income and the non-renewal of the federal research and development tax credit.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax exempt interest income, the limited deductibility of stock compensation expense and other permanent items.

Income from discontinued operations, net of income taxes

	Three Months Ended
(in millions)	April 5, 2008	March 31, 2007	Change
Income from discontinued operations, net of income taxes	$—	$156.4	$(156.4)

Revenues from our discontinued operations were zero and $38.0 million for three months ended April 5, 2008 and March 31, 2007, respectively.  Income from our discontinued operations for the three months ended March 31, 2007 included a gain on the sale of our Aero product lines of $222.3 million and a provision for income taxes of $67.3 million.  We do not expect to recognize any additional revenue from our discontinued operations.  See Note 2, Discontinued Operation, to the Condensed Consolidated Financial Statements for additional information.

Business Outlook

We expect revenues in the second quarter of fiscal 2008 to be in the range of $98 to $101 million.  Furthermore, we expect our diluted net income per share to be in the range of $0.20 to $0.22.

Liquidity and Capital Resources

Our principal sources of liquidity as of April 5, 2008 consisted of $401.1 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal bonds and U.S government agency notes.

Our long-term investments consist of auction-rate securities.  Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of April 5, 2008, we held $72.8 million of auction-rate securities, of which $70.8 million experienced failed auctions.  The funds associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature.  Certain issuers have notified us that they expect to redeem their auction-rate securities within the next 12 months.  As such, we have classified $4.0 million of our auction-rate securities at April 5, 2008 as short-term.  The remainder of our auction-rate securities have been classified as long-term investments as of April 5, 2008.  We do not expect to need access to the capital represented by any of these auction-rate securities for at least the next 12 months.  See Note 5, Investments, to the Condensed Consolidated Financial Statements for additional information.

Net cash provided by operating activities was $23.6 million during the three months ended April 5, 2008, compared to net cash provided of $25.1 million during the three months ended March 31, 2007.  Operating cash flows during the three months ended April 5, 2008 reflect our net income of $10.8 million, adjustments of $13.8 million for depreciation, amortization, deferred income taxes and stock compensation, and a net cash outflow of $1.0 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $46.4 million at April 5, 2008 from $51.2 million at December 29, 2007.  The decrease in accounts receivable resulted primarily due to a decrease in revenues during the three months ended April 5, 2008 compared to the three months ended December 29, 2007.  Our average days sales outstanding (DSO) decreased to 42 days at April 5, 2008 from 46 days at December 29, 2007.

Inventory decreased to $26.9 million at April 5, 2008 from $28.6 million at December 29, 2007.  Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand.  Our average days of inventory (DOI) was 64 days at April 5, 2008 and 70 days at December 29, 2007.

Net cash provided by investing activities was $182.4 million during the three months ended April 5, 2008, compared to net cash provided of $134.6 million during the three months ended March 31, 2007.  The increase was principally due to an increase of $304.2 million in net maturities of available-for-sale investments offset by a decrease in cash proceeds of $256.5 million from the sale of our Aero product lines. Net cash provided by investing activities during the three months ended April 5, 2008 includes our receipt of the $14.3 million previously held in escrow in connection with the sale of the Aero product lines.

We anticipate capital expenditures of approximately $10 to $15 million for fiscal 2008.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $140.0 million during the three months ended April 5, 2008, compared to net cash used of $13.4 million during the three months ended March 31, 2007.  The increase was principally due to an increase of $129.9 million for repurchases of our common stock.  In July 2007, our Board of Directors authorized a program to repurchase up to $400 million of our common stock over a 24-month period, of which $281.7 million had been purchased through April 5, 2008.

Net cash provided by discontinued operations was zero during the three months ended April 5, 2008, compared to net cash used of $0.9 million during the three months ended March 31, 2007.

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

Off-Balance Sheet Arrangements

In March 2008, we entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for the expansion of our corporate headquarters.  The lease has a term of five years.  The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $11.3 million over the five year term assuming LIBOR averages 2.97% during such term).  We entered into a lease for a similar building in Austin in March 2006.

We have granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel us to purchase the facility.  The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million.  If our unencumbered cash and highly-rated short-term investments is less than $150 million, we must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1.  As of April 5, 2008, we believe we were in compliance with all covenants of the lease.

During the term of the lease, we have an on-going option to purchase the building for a total purchase price of approximately $50.1 million.  Alternatively, we can cause the property to be sold to third parties provided we are not in default under the lease.  We are contingently liable for up to $40.0 million to the extent that the sale proceeds are less than the $50.1 million purchase option.  To the extent that the net proceeds generated from the sale of the facility to a third party exceed the purchase option, we would have the right to receive substantially all of such excess proceeds if the sale occurs prior to the end of the term of the lease. If the property is sold after the term of the lease, we would have the right to recover our $40.0 million guarantee, to the extent such sale proceeds exceed $10.1 million.

In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we determined that the fair value associated with the guaranteed residual value was $1.2 million.  The amount was recorded in “Other assets, net” and “Long-term obligations and other liabilities” in the condensed consolidated balance sheets and is being amortized over the term of the lease.

We are required to periodically evaluate the expected fair value of the facility at the end of the lease term.  If we determine that it is estimable and probable that the expected fair value will be less than $50.1 million, we will ratably accrue the loss up to a maximum of approximately $40.0 million over the remaining lease term.  As of April 5, 2008, we have determined that a loss contingency accrual is not required.

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

Inventory valuation – We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates.  In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than  nine or twelve months, depending on the product.  We also adjust the valuation of inventory when its standard cost exceeds the estimated market value.  We assess the potential for any unusual customer returns based on known quality or business issues and establish reserves based on the estimated inventory losses for scrap or non-saleable material.  Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand.  The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels.  Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project.  In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

Stock compensation – We recognize the fair-value of stock-based compensation transactions in the statement of income in accordance with SFAS 123R.  We adopted the provisions of SFAS 123R using the modified-prospective-transition method effective January 1, 2006. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock.  The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.  In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest.  If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.  See Note 7, Stockholders’ Equity and Stock-Based Compensation, to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Long-term investments – Our long-term investments consist of auction-rate securities.  We determine the fair value of our long-term auction-rate securities using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows and expected holding periods of the securities.  If the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary.  We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is recorded as an impairment charge in the consolidated statement of income.  Impairments that we conclude are temporary are recorded in accumulated other comprehensive income.  See Note 5, Investments, to the Condensed Consolidated Financial Statements for additional information.

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

We adopted FASB Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, at the beginning of fiscal 2007.  As a result of the adoption of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation.  The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes.  We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141R).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB amended SFAS 157 by issuing FASB Staff Position (FSP) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FAS 157-2, Effective Date of FASB Statement No. 157.  FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements.  FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We adopted certain provisions of SFAS 157 effective December 30, 2007 (see Note 4, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information).  We are currently evaluating the effect that the adoption of the provisions deferred by FSP FAS 157-2 will have on our financial position and results of operations.

Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our investment portfolio holdings as of April 5, 2008, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $4.7 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Our long-term investments consist of auction-rate securities.  Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of April 5, 2008, we held  $72.8 million of auction-rate securities, of which $70.8 million experienced failed auctions.  The funds associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.  Additionally, if we determine that an other-than-temporary decline in the fair value of any of our auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.  See Note 5, Investments, to the Condensed Consolidated Financial Statements for additional information.

In March 2006 and March 2008, we entered into operating lease agreements for facilities in Austin, Texas for our corporate headquarters.  The leases have terms of seven and five years.  The base rents for the terms of the leases are amounts equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR and $50.1 million at 155 basis points over the three-month LIBOR.  LIBOR is sensitive to changes in the general level of U.S. interest rates.  An immediate 100 basis point increase in the three-month LIBOR would increase our annual base rent by approximately $0.9 million.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 5, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in our internal controls during the fiscal quarter ended April 5, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six “focus” cases, which are intended to serve as test cases.  The plaintiffs selected these six cases, which do not include us.  The Court has indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases.  On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them.  On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  We are awaiting a decision from the Court on the class certification motion.

We are unable to estimate or predict the potential damages that might be awarded as a result of this litigation, whether such damages would be greater than our insurance coverage, or whether the outcome would have a material impact on our results of operations or financial position.

Patent and Copyright Infringement Litigation

On December 14, 2006, Analog Devices, Inc. (Analog Devices), a Massachusetts corporation, filed a lawsuit against us, in the United States District Court in the District of Massachusetts, alleging infringement of United States Patents Nos. 7,075,329, 6,262,600, 6,525,566, 6,903,578 and 6,873,065, and copyright infringement of certain Analog Devices datasheets.  On September 17, 2007, we filed a lawsuit against Analog Devices in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of United States Patent No. 7,171,542.  On March 7, 2008, we settled both lawsuits with Analog Devices.  In connection with the settlement, each company agreed to dismiss the lawsuits.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense during the three months ended April 5, 2008 was $24.7 million, or 25.1% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the three months ended April 5, 2008, our ten largest customers accounted for 40% of our revenues.  Some of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and the Pacific Rim region.  This has included the establishment of a headquarters in Singapore for non-U.S. operations.  The percentage of our revenues derived from customers located outside of the United States was 86% during the three months ended April 5, 2008.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

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

In certain products, some of our customers offer their own competitive products.  These customers may find it advantageous to support their own offerings in the marketplace in lieu of promoting our products.

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

The following table summarizes repurchases of our common stock during the three months ended April 5, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2007 – January 26, 2008	147,592	$36.82	143,953	$250,030,790

January 27, 2008 – February 23, 2008	1,841,297	$31.18	1,798,789	$193,979,158

February 24, 2008 – April 5, 2008	2,518,017	$30.08	2,516,776	$118,285,981
Total	4,506,906	$30.75	4,459,518

(1) Includes 47,000 shares of our common stock withheld by us to satisfy employee tax obligations upon vesting of certain stock grants made under our 2000 Stock Incentive Plan.

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

3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1*	Silicon Laboratories Inc. 2008 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2008).

10.2*

Lease, Deed of Trust and Security Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

10.3*

Participation Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC, Wells Fargo Bank Northwest, National Association and various other financial institutions named therein (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2008).

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

SILICON LABORATORIES INC.

April 30, 2008	/s/ Necip Sayiner

Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

April 30, 2008	/s/ William G. Bock

Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)