Form 10-Q
period 2008-07-05
SILICON LABORATORIES INC
filed 2008-07-30
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2008

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

As of July 23, 2008, 47,813,033 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	July 5, 2008	December 29, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$274,054	$264,408
Short-term investments	118,381	308,566
Accounts receivable, net of allowance for doubtful accounts of $612 at July 5, 2008 and $517 at December 29, 2007	51,732	51,211
Inventories	29,608	28,587
Deferred income taxes	6,274	6,025
Prepaid expenses and other current assets	16,906	33,895
Total current assets	496,955	692,692
Long-term investments	57,960	—
Property, equipment and software, net	27,984	28,157
Goodwill	73,096	73,199
Other intangible assets, net	16,004	18,077
Other assets, net	31,149	28,121
Total assets	$703,148	$840,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,121	$33,321
Accrued expenses	19,136	26,397
Deferred income on shipments to distributors	24,796	28,448
Income taxes	976	5,226
Total current liabilities	76,029	93,392
Long-term obligations and other liabilities	47,801	43,309
Total liabilities	123,830	136,701
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 47,917 and 52,810 shares issued and outstanding at July 5, 2008 and December 29, 2007, respectively	5	5
Additional paid-in capital	156,494	303,682
Retained earnings	425,315	399,858
Accumulated other comprehensive loss	(2,496)	—
Total stockholders’ equity	579,318	703,545
Total liabilities and stockholders’ equity	$703,148	$840,246

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007
Revenues	$104,620	$75,597	$202,799	$149,411
Cost of revenues	38,587	30,233	76,419	58,672
Gross profit	66,033	45,364	126,380	90,739
Operating expenses:
Research and development	23,378	22,145	48,051	46,952
Selling, general and administrative	24,486	21,282	49,095	45,574
Operating expenses	47,864	43,427	97,146	92,526
Operating income (loss)	18,169	1,937	29,234	(1,787)
Other income (expense):
Interest income	2,406	7,032	7,204	10,867
Interest expense	(109)	(167)	(254)	(398)
Other income (expense), net	(355)	(51)	(497)	(170)
Income from continuing operations before income taxes	20,111	8,751	35,687	8,512
Provision for income taxes	5,468	1,859	10,230	2,366
Income from continuing operations	14,643	6,892	25,457	6,146
Income from discontinued operations, net of income taxes	—	581	—	156,940

Net income	$14,643	$7,473	$25,457	$163,086
Basic earnings per share:
Income from continuing operations	$0.30	$0.13	$0.51	$0.11
Net income	$0.30	$0.14	$0.51	$2.97

Diluted earnings per share:
Income from continuing operations	$0.29	$0.12	$0.50	$0.11
Net income	$0.29	$0.13	$0.50	$2.90

Weighted-average common shares outstanding:
Basic	48,510	54,901	49,858	54,856
Diluted	49,705	56,312	50,901	56,308

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 5, 2008	June 30, 2007
Operating Activities
Net income	$25,457	$163,086
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Income from discontinued operations	—	(156,940)
Depreciation and amortization of property, equipment and software	5,234	5,794
Loss (gain) on disposal of property, equipment and software	(15)	187
Amortization of other intangible assets and other assets	2,073	2,450
Stock compensation expense	20,397	20,391
Additional income tax benefit from employee stock-based awards	828	1,106
Excess income tax benefit from employee stock-based awards	(625)	(782)
Deferred income taxes	(1,183)	2,639
Changes in operating assets and liabilities:
Accounts receivable	(521)	(5,514)
Inventories	(1,017)	3,213
Prepaid expenses and other assets	5,093	1,847
Accounts payable	1,396	(594)
Accrued expenses	(7,980)	(4,912)
Deferred income on shipments to distributors	(3,652)	(2,227)
Income taxes	(216)	(43,361)
Net cash provided by (used in) operating activities of continuing operations	45,269	(13,617)
Investing Activities
Purchases of available-for-sale investments	(140,439)	(301,640)
Sales and maturities of available-for-sale investments	268,823	137,814
Purchases of property, equipment and software	(5,060)	(1,735)
Proceeds from the sale of assets	14,265	270,750
Purchases of other assets	(3,681)	(345)
Net cash provided by investing activities of continuing operations	133,908	104,844
Financing Activities
Proceeds from exercises of stock options	5,785	5,802
Proceeds from Employee Stock Purchase Plan	1,569	1,399
Excess income tax benefit from employee stock-based awards	625	782
Repurchases of common stock	(175,369)	(18,474)
Repurchases of stock to satisfy employee tax withholding	(2,141)	(2,996)
Net cash used in financing activities of continuing operations	(169,531)	(13,487)
Discontinued Operations
Operating activities	—	11,004
Investing activities	—	(1,654)
Financing activities	—	6,788
Net cash provided by discontinued operations	—	16,138

Increase in cash and cash equivalents	9,646	93,878
Cash and cash equivalents at beginning of period	264,408	68,188
Cash and cash equivalents at end of period	$274,054	$162,066
Supplemental Disclosure of Non-Cash Activity:
Proceeds from the sale of assets held in escrow	$—	$14,250

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements, other than the condensed consolidated balance sheet as of December 29, 2007, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 5, 2008 and December 29, 2007, the condensed consolidated results of its operations for the three and six months ended July 5, 2008 and June 30, 2007, and the condensed consolidated statements of cash flows for the six months ended July 5, 2008 and June 30, 2007.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three and six months ended July 5, 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal 2008 will have 53 weeks with the extra week occurring in the first quarter of the year.  Fiscal 2007 had 52 weeks.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Based on its current operations, the Company does not expect that the adoption of SFAS 162 will have a material impact on its financial position or results of operations.

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

2. Discontinued Operation

In March 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”) for $285 million in cash, (including $14.3 million held in escrow recorded in the “prepaid expenses and other current assets” line of the consolidated balance sheet at December 29, 2007), plus additional earn-out potential of up to an aggregate of $65 million over the next three years.  In March 2008, the full amount previously held in escrow was distributed to the Company.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The financial results of the sold product lines have been presented as discontinued operations in the condensed consolidated financial statements.  The following summarizes results from the discontinued operations (in thousands, except per share data):

	June 30, 2007
	Three Months Ended	Six Months Ended
Revenues	$5,178	$43,166
Costs of revenues and operating expenses	4,485	41,176
	693	1,990
Gain on sale of discontinued operations	86	222,424
Income from discontinued operations before income taxes	779	224,414
Provision for income taxes	198	67,474
Income from discontinued operations, net of income taxes	$581	$156,940

Income from discontinued operations per common share:
Basic	$0.01	$2.86
Diluted	$0.01	$2.79

Weighted-average common shares outstanding:
Basic	54,901	54,856
Diluted	56,312	56,308

In connection with the closing of the sale, the Company entered into certain ancillary agreements with NXP, including a Transition Services Agreement (“TSA”).  Through the TSA, the Company subleased certain premises to NXP and provided various temporary support services, such as IT support services. Such services were provided for approximately six months from the closing date and are no longer being provided. The fees for these services were generally equivalent to the Company’s cost. The TSA fees were $2.0 million for the three and six months ended June 30, 2007.

In June 2007, the Company made a $40.0 million estimated tax payment due to the gain on the sale of the Aero product lines.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007
Income from continuing operations	$14,643	$6,892	$25,457	$6,146

Shares used in computing basic earnings per share	48,510	54,901	49,858	54,856

Effect of dilutive securities:
Stock options and awards	1,195	1,411	1,043	1,452
Shares used in computing diluted earnings per share	49,705	56,312	50,901	56,308

Income from continuing operations
Basic earnings per share	$0.30	$0.13	$0.51	$0.11
Diluted earnings per share	$0.29	$0.12	$0.50	$0.11

Approximately 3.3 million, 4.1 million, 3.7 million and 4.4 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended July 5, 2008 and June 30, 2007, and for the six months ended July 5, 2008 and June 30, 2007, respectively, as they are anti-dilutive.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

     The following summarizes the valuation of the Company’s financial instruments measured under the SFAS 157 hierarchy (in thousands):

	Fair Value Measurements at July 5, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$258,443	$—	$258,443
Short-term investments	118,381	—	118,381
Long-term investments	—	57,960	57,960

The Company’s cash equivalents and short-term investments are valued using quoted prices and other relevant information generated by market transactions involving identical assets.  The Company’s long-term investments are valued using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company’s ability to liquidate the securities.  See Note 5, Investments, to the Condensed Consolidated Financial Statements for additional information on the Company’s investments.

The following summarizes the activity in Level 3 financial instruments for the six months ended July 5, 2008 (in thousands):

Long-term Investments
Balance at December 29, 2007	$—
Net transfers into Level 3 (1)	68,800
Net purchases, sales, issuances and settlements	(7,000)
Unrealized losses	(3,840)
Balance at July 5, 2008	$57,960

(1) Early in fiscal 2008, quoted prices for the Company’s long-term investments were no longer observable.  As such, the Company changed its fair value measurement methodology from quoted prices in active markets to a cash flow model. Accordingly, these securities were reclassified from Level 1 to Level 3.

5. Investments

The Company’s short-term investments consist primarily of municipal bonds and U.S. government agency notes.  These securities typically have original maturities greater than ninety days as of the date of purchase and are classified as available-for-sale.  Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term.  The Company’s long-term investments consist of auction-rate securities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Prior to fiscal 2008, the Company classified all auction-rate securities as short-term investments.  Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders.  As of July 5, 2008, the Company held $61.8 million of auction-rate securities at cost, of which $59.8 million experienced failed auctions during the first six months of the year.  The underlying assets of the securities consisted of student loans and municipal bonds, of which $51.6 million were guaranteed by the U.S. government and the remaining $10.2 million were insured.  $55.6 million of the auction-rate securities had credit ratings of AAA and $6.2 million had credit ratings of AA.  The securities had contractual maturity dates ranging from 2025 to 2046 and with yields of 2.4% to 7.0% per year at July 5, 2008.  The Company is receiving the underlying cash flows on all of its auction-rate securities.  The funds associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.  The Company is unable to predict if these funds will become available before their maturity dates.  As such, the Company’s auction-rate securities have been classified as long-term investments as of July 5, 2008.

The Company reviews its investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method.  The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery and its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded as an impairment charge in the consolidated statement of income.  The Company does not expect to need access to the capital represented by any of its auction-rate securities due to its ability and intent to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value .  In addition, the Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value.  As such, the Company has determined that no other-than-temporary impairment losses existed as of July 5, 2008.

The carrying value of the Company’s short-term investments approximates its fair value.  Long-term investments as of July 5, 2008 consist of the following (in thousands):

	Cost	Gross Unrealized Losses	Estimated Fair Value
Auction-rate securities	$61,800	$(3,840)	$57,960

6. Balance Sheet Details

Balance sheet details consist of the following (in thousands):

Inventories

	July 5, 2008	December 29, 2007
Work in progress	$25,425	$25,605
Finished goods	4,183	2,982
	$29,608	$28,587

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Acquisition

On June 24, 2008, the Company entered into an agreement to acquire Integration Associates Incorporated (“Integration Associates”).  Under the terms of the Agreement, the Company will acquire Integration Associates for $80.0 million plus an amount equal to the excess of Integration Associates’ cash and other assets minus liabilities as of the closing date.  Of such consideration, $9.0 million will be withheld as security for breaches of representations and warranties and certain other expressly enumerated matters.  Integration Associates develops silicon solutions for wireless, wireline and power system management applications for a wide range of systems.  The transaction closed on July 29, 2008.

8. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company issued 0.7 million shares of common stock during the six months ended July 5, 2008.  Approximately 66 thousand shares were withheld by the Company during the six months ended July 5, 2008 to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s 2000 Stock Incentive Plan.

Share Repurchase Program

In July 2007, the Company’s Board of Directors authorized a program to repurchase up to $400 million of the Company’s common stock from time to time over a 24-month period.  The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.  During the six months ended July 5, 2008, the Company repurchased 5.5 million shares of its common stock for $173.3 million under its current repurchase program.  During the six months ended June 30, 2007, the Company repurchased 0.6 million shares for $18.5 million under its previous share repurchase program that expired in July 2007.

Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007
Net income	$14,643	$7,473	$25,457	$163,086
Change in net unrealized losses on available-for-sale securities	(643)	—	(2,496)	—
Comprehensive income	$14,000	$7,473	$22,961	$163,086

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	July 5, 2008	December 29, 2007
Net unrealized losses on available-for-sale securities	$(2,496)	$—
Accumulated other comprehensive loss	$(2,496)	$—

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

	Six Months Ended
	July 5, 2008	June 30, 2007
2000 Stock Incentive Plan:
Expected volatility	43.7%	53.0%
Risk-free interest rate %	2.8%	4.7%
Expected term (in years)	5.0	4.8
Dividend yield	—	—

Employee Stock Purchase Plan:
Expected volatility	37.1%	36.7%
Risk-free interest rate %	1.8%	4.9%
Expected term (in months)	9	15
Dividend yield	—	—

The following are the stock-based compensation costs recognized in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007
Cost of revenues	$380	$379	$750	$686
Research and development	3,976	4,078	7,918	9,449
Selling, general and administrative	5,820	4,164	11,729	10,256
	10,176	8,621	20,397	20,391
Provision for income taxes	1,465	1,137	2,712	3,206
	$8,711	$7,484	$17,685	$17,185

During the three months ended March 31, 2007, the Company recorded $3.3 million of stock compensation expense in continuing operations for a one-time equity award to employees retained by the Company after the sale of the Aero product lines.

The Company had approximately $90.5 million of total unrecognized compensation costs related to stock options and RSUs at July 5, 2008 that are expected to be recognized over a weighted-average period of 2.1 years.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9.  Commitments and Contingencies

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

200 W. Cesar Chavez Building

In March 2008, the Company entered into an operating lease agreement and a related participation agreement for a facility in Austin, Texas for the expansion of its corporate headquarters.  The lease has a term of five years.  The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $10.3 million over the remaining term assuming LIBOR averages 2.79% during such term).

The Company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel the Company to purchase the facility.  The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million.  If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1.  As of July 5, 2008, the Company believes it was in compliance with all covenants of the lease.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The Company is required to periodically evaluate the expected fair value of the facility at the end of the lease term.  If the Company determines that it is estimable and probable that the expected fair value will be less than $50.1 million, it will ratably accrue the loss up to a maximum of approximately $40.0 million over the remaining lease term.  As of July 5, 2008, the Company has determined that a loss contingency accrual is not required.

Discontinued Operations Indemnification

In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters.  There is no contractual limit on exposure with respect to such matters.  As of July 5, 2008, the Company had no material liabilities recorded with respect to this indemnification obligation.

10. Income Taxes

At July 5, 2008, the Company had gross unrecognized tax benefits of $29.4 million which would affect the effective tax rate if recognized.  During the six months ended July 5, 2008, the Company had gross increases of $2.1 million to its current year unrecognized tax benefits, primarily due to uncertainty related to intercompany transfer pricing.  During the six months ended June 30, 2007, the Company had gross increases of $17.4 million to its unrecognized tax benefits, primarily due to tax consequences associated with discontinued operations.  The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease in the amount of $6.6 million in the next twelve months due to the closing of an open tax year.  The nature of the uncertainty relates primarily to deductions taken on a prior year tax return.  Additionally, the Company believes it is reasonably possible that the gross unrecognized tax benefits will change in the next twelve months due to the Company’s participation in the Advance Pricing Agreement program with the U.S. Internal Revenue Service.  The Company is unable to estimate the range of reasonably possible change to the unrecognized tax benefits at this time.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognized $0.5 million of interest, net of tax, in the provision for income taxes for each of the six months ended July 5, 2008 and June 30, 2007.  As of July 5, 2008, the Company had accrued $2.9 million for the payment of interest related to unrecognized tax positions.

The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company is not currently under audit in any major taxing jurisdiction.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.  Headquarter Relocation Costs

In fiscal 2006, the Company relocated most of its Austin, Texas employees to a new corporate headquarters.  In fiscal 2007, the Company relocated the remainder of its Austin employees to its headquarters.   The following table summarizes the accrued relocation costs activity for the six months ended July 5, 2008 (in thousands):

Balance at December 29, 2007	Deductions	Balance at July 5, 2008
$2,618	$1,032	$1,586

Deductions represent lease payments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2008 will have 53 weeks with the extra week occurring in the first quarter of the year.  Fiscal 2007 had 52 weeks. Our second quarter of fiscal 2008 ended July 5, 2008.  Our second quarter of fiscal 2007 ended June 30, 2007.  Except as noted, financial results are for continuing operations.  Our former Aero product lines are reported as discontinued operations.  The sale of these product lines closed in March 2007.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process.  Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management.  Our major customers include 2Wire, Garmin, Huawei, LG Electronics, Motorola, Panasonic, Philips, Sagem, Samsung and Thomson.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration.  In the first six months of 2008, we introduced a family of integrated isolated gate drivers, four new FM receivers with embedded antenna support, a single-chip digital video demodulator, a single input, single output jitter-attenuating clock multiplier IC, two high-performance radio data system (RDS) receivers for portable and in-car navigation devices, a family of fully-integrated AM/FM radio receivers with weather band coverage and expanded our microcontroller portfolio with the addition of low voltage microcontrollers capable of operating down to 0.9 volts and new small form factor microcontrollers with EPROM.  We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

We had no customers that accounted for more than 10% of our revenues during the six months ended July 5, 2008.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  One of our distributors, Edom Technology, represented 33% of our revenues during the six months ended July 5, 2008.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended July 5, 2008.

The percentage of our revenues derived from customers located outside of the United States was 88% during the six months ended July 5, 2008, which reflects our product and customer diversification and market penetration for our products, as many of our customers manufacture and design their products in Asia.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

The sales cycle for our ICs can be as long as 12 months or more.  An additional three to six months or more are usually required before a customer ships a significant volume of devices that incorporate our ICs.  Due to this lengthy sales cycle, we typically experience a significant delay between incurring research and development and selling, general and administrative expenses, and the corresponding sales.  Consequently, if sales in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters would be adversely affected.  Moreover, the amount of time between initial research and development and commercialization of a product, if ever, can be substantially longer than the sales cycle for the product.  Accordingly, if we incur substantial research and development costs without developing a commercially successful product, our operating results, as well as our growth prospects, could be adversely affected.

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

Discontinued Operation

In March 2007, we sold our Aero transceiver, AeroFONE single-chip phone and power amplifier product lines to NXP for $285 million in cash, plus additional earn-out potential of up to an aggregate of $65 million over the following three years.  The results of operations of the sold product lines have been presented as discontinued operations.

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

The following table sets forth our condensed consolidated statements of income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 5, 2008	June 30, 2007	July 5, 2008	June 30, 2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.9	40.0	37.7	39.3
Gross profit	63.1	60.0	62.3	60.7
Operating expenses:
Research and development	22.3	29.3	23.7	31.4
Selling, general and administrative	23.4	28.2	24.2	30.5
Operating expenses	45.7	57.5	47.9	61.9
Operating income (loss)	17.4	2.5	14.4	(1.2)
Other income (expense):
Interest income	2.2	9.4	3.5	7.3
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Other income (expense), net	(0.3)	(0.1)	(0.2)	(0.1)
Income from continuing operations before income taxes	19.2	11.6	17.6	5.8
Provision for income taxes	5.2	2.5	5.0	1.6
Income from continuing operations	14.0	9.1	12.6	4.2
Income from discontinued operations, net of income taxes	0.0	0.8	0.0	105.0
Net income	14.0%	9.9%	12.6%	109.2%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	July 5, 2008	June 30, 2007	Change	% Change	July 5, 2008	June 30, 2007	Change	% Change
Revenues	$104.6	$75.6	$29.0	38.4%	$202.8	$149.4	$53.4	35.7%

The growth in the sales of our products for the recent three and six month periods was primarily driven by increased revenues from substantially all of our product groups.  Unit volumes of our products increased compared to the three and six months ended June 30, 2007 by 46.1% and 49.2%, respectively.  Average selling prices decreased during the same periods by 6.0% and 10.1%, respectively.  As our products become more mature, we expect to experience decreases in average selling prices.  We anticipate that newly announced higher priced, next generation products and product extensions will offset these decreases to some degree.

Gross Profit

	Three Months Ended				Six Months Ended
(in millions)	July 5, 2008	June 30, 2007	Change	% Change	July 5, 2008	June 30, 2007	Change	% Change
Gross profit	$66.0	$45.4	$20.6	45.6%	$126.4	$90.7	$35.6	39.3%
Percent of revenue	63.1%	60.0%			62.3%	60.7%

     The increase in gross profit as a percent of revenue for the recent three and six month periods was primarily due to changes in product mix, improvements in our inventory management and product cost reductions.

We may experience declines in the average selling prices of certain of our products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors.

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	July 5, 2008	June 30, 2007	Change	% Change	July 5, 2008	June 30, 2007	Change	% Change
Research and development	$23.4	$22.1	$1.3	5.6%	$48.1	$47.0	$1.1	2.3%
Percent of revenue	22.3%	29.3%			23.7%	31.4%

The increase in research and development expense for the recent three and six month periods was principally due to $1.4 million of reduced occupancy and IT support costs during the three and six months ended June 30, 2007, which were billed to NXP in connection with our transition services agreement (which has now expired).  This impact was partially offset by increased research credits of $0.6 million for the recent three and six month periods.  Research and development expense for the recent three month period also reflects an increase of $1.3 million in stock compensation and other personnel-related expenses.  The decrease in research and development expense as a percent of revenues is principally due to our increased sales.

Significant recent development projects include a family of integrated isolated gate drivers, four new FM receivers with embedded antenna support, a single-chip digital video demodulator, a single input, single output jitter-attenuating clock multiplier IC, two high-performance radio data system (RDS) receivers for portable and in-car navigation devices, a family of fully-integrated AM/FM radio receivers with weather band coverage, a dual-function, single-port Power over Ethernet (PoE) controller with an integrated dc-dc controller for power sourcing equipment, fully-integrated AM/FM radio receivers with short-wave and long-wave band coverage, a family of single-chip AC current sensors and we further expanded our microcontroller portfolio.  We expect that research and development expense will increase with revenue in absolute dollars due to increases in hiring and may fluctuate as a percentage of revenue due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	July 5, 2008	June 30, 2007	Change	% Change	July 5, 2008	June 30, 2007	Change	% Change
Selling, general and administrative	$24.5	$21.3	$3.2	15.1%	$49.1	$45.6	$3.5	7.7%
Percent of revenue	23.4%	28.2%			24.2%	30.5%

The increase in selling, general and administrative expense for the recent three and six month periods was principally due to increases of $2.6 million and $2.5 million for stock compensation and other personnel-related expenses, respectively.  The decrease in selling, general and administrative expense as a percent of revenues is principally due to our increased sales.  We expect that selling, general and administrative expense will increase slightly in absolute dollars in future periods.

Interest Income

	Three Months Ended			Six Months Ended
(in millions)	July 5, 2008	June 30, 2007	Change	July 5, 2008	June 30, 2007	Change
Interest income	$2.4	$7.0	$(4.6)	$7.2	$10.9	$(3.7)

The decrease in interest income for the recent three and six month periods was primarily due to lower cash and investments balances and lower interest rates of the underlying instruments.

Interest Expense

Interest expense was $0.1 million and $0.3 million for the three and six months ended July 5, 2008, respectively, as compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2007, respectively.

Other Income (Expense), Net

Other income (expense), net was $(0.4) million and $(0.5) million for the three and six months ended July 5, 2008, respectively, as compared to $(0.1) million and $(0.2) million for the three and six months ended June 30, 2007, respectively.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	July 5, 2008	June 30, 2007	Change	July 5, 2008	June 30, 2007	Change
Provision for income taxes	$5.5	$1.9	$3.6	$10.2	$2.4	$7.8
Effective tax rate	27.2%	21.2%		28.7%	27.8%

The effective tax rates for both the three and six month periods ended July 5, 2008 were higher than the three and six month periods ended June 30, 2007 primarily due to the reduction in tax exempt interest income in 2008 and the non-renewal of the federal research and development tax credit in 2008.  The impact was partially offset by an increase in the ratio of tax deductible stock compensation expense as a percentage of income before income taxes.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax exempt interest income, the limited deductibility of stock compensation expense and other permanent items.

Income from discontinued operations, net of income taxes

	Three Months Ended			Six Months Ended
(in millions)	July 5, 2008	June 30, 2007	Change	July 5, 2008	June 30, 2007	Change
Income from discontinued operations, net of income taxes	$—	$0.6	$(0.6)	$—	$156.9	$(156.9)

Revenues from our discontinued operations for the three and six months ended July 5, 2008 were zero, as compared to $5.2 million and $43.2 million for the three and six months ended June 30, 2007, respectively.  Income from our discontinued operations for the six months ended June 30, 2007 included a gain on the sale of our Aero product lines of $222.4 million and a provision for income taxes of $67.5 million.  We do not expect to recognize any additional revenue from our discontinued operations.  See Note 2, Discontinued Operation, to the Condensed Consolidated Financial Statements for additional information.

Business Outlook

We expect revenues in the third quarter of fiscal 2008 to be in the range of $111 to $115 million.  Furthermore, we expect our diluted net loss per share to be in the range of $(0.09) to $(0.12).

Liquidity and Capital Resources

Our principal sources of liquidity as of July 5, 2008 consisted of $392.4 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal bonds and U.S government agency notes.

Our long-term investments consist of auction-rate securities.  Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of July 5, 2008, we held $61.8 million of auction-rate securities, of which $59.8 million experienced failed auctions.  The securities had previously been valued using quoted prices in active markets.  When the auctions began to fail, quoted prices for the securities were no longer observable.  As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our ability to liquidate the securities.

The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $51.6 million were guaranteed by the U.S. government and the remaining $10.2 million were insured.  $55.6 million of the auction-rate securities had credit ratings of AAA and $6.2 million had credit ratings of AA.  The securities had contractual maturity dates ranging from 2025 to 2046 and yielded 2.4% to 7.0% per year.  We are receiving the underlying cash flows on all of our auction-rate securities.  The funds associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature.  We are unable to predict if these funds will become available before their maturity dates.  As such, our auction-rate securities have been classified as long-term investments as of July 5, 2008.  We do not expect to need access to the capital represented by any of these auction-rate securities due to our ability and intent to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.  See Note 5, Investments, to the Condensed Consolidated Financial Statements for additional information.

Net cash provided by operating activities was $45.3 million during the six months ended July 5, 2008, compared to net cash used of $13.6 million during the six months ended June 30, 2007.  Operating cash flows during the six months ended July 5, 2008 reflect our net income of $25.5 million, adjustments of $26.7 million for depreciation, amortization, deferred income taxes and stock compensation, and a net cash outflow of $6.9 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $51.7 million at July 5, 2008 from $51.2 million at December 29, 2007.  Our average days sales outstanding (DSO) decreased to 45 days at July 5, 2008 from 46 days at December 29, 2007.

Inventory increased to $29.6 million at July 5, 2008 from $28.6 million at December 29, 2007.  Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand.  Our average days of inventory (DOI) was 69 days at July 5, 2008 and 70 days at December 29, 2007.

Net cash provided by investing activities was $133.9 million during the six months ended July 5, 2008, compared to net cash provided of $104.8 million during the six months ended June 30, 2007.  The increase was principally due to an increase of $292.2 million in net maturities of available-for-sale investments offset by a decrease in cash proceeds of $256.5 million from the sale of our Aero product lines. Net cash provided by investing activities during the six months ended July 5, 2008 includes receipt of the $14.3 million previously held in escrow in connection with the sale of the Aero product lines.

We anticipate capital expenditures of approximately $10 to $15 million for fiscal 2008.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.  On June 24, 2008, we entered into an agreement to acquire Integration Associates.  Under the terms of the Agreement, we will acquire Integration Associates for $80.0 million plus an amount equal to the excess of Integration Associates’ cash and other assets minus liabilities as of the closing date.  See Note 7, Acquisition, to the Condensed Consolidated Financial Statements for additional information.

Net cash used in financing activities was $169.5 million during the six months ended July 5, 2008, compared to net cash used of $13.5 million during the six months ended June 30, 2007.  The increase was principally due to an increase of $156.9 million for repurchases of our common stock.  In July 2007, our Board of Directors authorized a program to repurchase up to $400 million of our common stock over a 24-month period, of which $317.9 million had been purchased through July 5, 2008.

Net cash provided by discontinued operations was zero during the six months ended July 5, 2008.  Net cash provided by discontinued operations during the six months ended June 30, 2007 was $16.1 million, which included adjustments of $7.4 million for stock compensation and $6.8 million for proceeds from the exercise of stock options from employees who were hired by NXP in connection with the sale of the Aero product lines.

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

Off-Balance Sheet Arrangements

In March 2008, we entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for the expansion of our corporate headquarters.  The lease has a term of five years.  The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $10.3 million over the remaining term assuming LIBOR averages 2.79% during such term).  We entered into a lease for a similar building in Austin in March 2006.

We have granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel us to purchase the facility.  The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million.  If our unencumbered cash and highly-rated short-term investments are less than $150 million, we must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1.  As of July 5, 2008, we believe we were in compliance with all covenants of the lease.

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

We are required to periodically evaluate the expected fair value of the facility at the end of the lease term.  If we determine that it is estimable and probable that the expected fair value will be less than $50.1 million, we will ratably accrue the loss up to a maximum of approximately $40.0 million over the remaining lease term.  As of July 5, 2008, we have determined that a loss contingency accrual is not required.

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

Inventory valuation – We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates.  In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than 12 months.  We also adjust the valuation of inventory when its standard cost exceeds the estimated market value.  We assess the potential for any unusual customer returns based on known quality or business issues and establish reserves based on the estimated inventory losses for scrap or non-saleable material.  Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand.  The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels.  Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project.  In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

Stock compensation – We recognize the fair-value of stock-based compensation transactions in the statement of income in accordance with SFAS 123R.  We adopted the provisions of SFAS 123R using the modified-prospective-transition method effective January 1, 2006. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock.  The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.  In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest.  If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.  See Note 8, Stockholders’ Equity and Stock-Based Compensation, to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Long-term investments – Our long-term investments consist of auction-rate securities.  We determine the fair value of our long-term auction-rate securities using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our ability to liquidate the securities.  If the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary.  We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is recorded as an impairment charge in the consolidated statement of income.  Impairments that we conclude are temporary are recorded in accumulated other comprehensive income.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  Based on our current operations, we do not expect that the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

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

Qualitative and Quantitative Disclosures about Market Risk

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our investment portfolio holdings as of July 5, 2008, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $4.5 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Our long-term investments consist of auction-rate securities.  Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of July 5, 2008, we held $61.8 million of auction-rate securities, of which $59.8 million experienced failed auctions during the first six months of the year.  The funds associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates.  Additionally, if we determine that an other-than-temporary decline in the fair value of any of our auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.  See Note 5, Investments, to the Condensed Consolidated Financial Statements for additional information.

In March 2006 and March 2008, we entered into operating lease agreements for facilities in Austin, Texas for our corporate headquarters.  The leases have terms of seven and five years, respectively.  The base rents for the terms of the leases are amounts equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR and $50.1 million at 155 basis points over the three-month LIBOR.  LIBOR is sensitive to changes in the general level of U.S. interest rates.  An immediate 100 basis point increase in the three-month LIBOR would increase our annual base rent by approximately $0.9 million.

Available Information

Our internet website address is www.silabs.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 above.  Such information is incorporated by reference herein.

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 5, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in our internal controls during the fiscal quarter ended July 5, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense during the six months ended July 5, 2008 was $48.1 million, or 23.7% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the six months ended July 5, 2008, our ten largest customers accounted for 39% of our revenues.  Some of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and the Pacific Rim region.  This has included the establishment of a headquarters in Singapore for non-U.S. operations.  The percentage of our revenues derived from customers located outside of the United States was 88% during the six months ended July 5, 2008.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

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

•                  Their inability to supply or support new or changing packaging technologies; and

•                  Low test yields.

We typically do not have long-term supply contracts with our third-party vendors which obligate the vendor to perform services and supply products to us for a specific period, in specific quantities, and at specific prices. Our third-party foundry, assembly and test subcontractors typically do not guarantee that adequate capacity will be available to us within the time required to meet demand for our products. In the event that these vendors fail to meet our demand for whatever reason, we expect that it would take up to 12 months to transition performance of these services to new providers. Such a transition may also require qualification of the new providers by our customers or their end customers.

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

Any acquisitions we make could disrupt our business and harm our financial condition

As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. The acquisitions that we have made and may make in the future, including our acquisition of Integration Associates, entail a number of risks that could materially and adversely affect our business and operating results, including:

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

The following table summarizes repurchases of our common stock during the three months ended July 5, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 6, 2008 – May 3, 2008	2,298	$31.83	—	$118,285,981

May 4, 2008 – May 31, 2008	363,586	$36.09	350,585	$105,639,227

June 1, 2008 – July 5, 2008	676,390	$34.98	673,255	$82,092,655
Total	1,042,274	$35.36	1,023,840

(1)   Includes 18,434 shares of our common stock withheld by us to satisfy employee tax obligations upon vesting of certain stock grants made under our 2000 Stock Incentive Plan.

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2008, we held our Annual Meeting of Shareholders. The matters voted upon at the meeting and the results of those votes were as follows:

Election of Class I Directors

	Total Votes For Director	Total Votes Withheld From Director
Navdeep S. Sooch	46,861,528	534,324
Laurence G. Walker	47,244,433	151,419
William P. Wood	46,861,689	534,163

Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending January 3, 2009.

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
46,940,030	448,504	7,317	—

The following individuals, who were not up for election at this Annual Meeting of Shareholders, continue to serve as directors: Necip Sayiner, David R. Welland, Harvey B. Cash, Nelson C. Chan, Robert Ted Enloe, III and Kristen M. Onken.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number

2.1	*

Agreement and Plan of Reorganization, dated June 24, 2008, by and among Silicon Laboratories Inc., Irving Merger Sub, Inc., Integration Associates Incorporated and Shareholder Representative Services, LLC (filed as Exhibit 2.1 to the Form 8-K filed June 25, 2008).

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

SILICON LABORATORIES INC.

July 30, 2008	/s/ Necip Sayiner
Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

July 30, 2008	/s/ William G. Bock
Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)