Form 10-Q
period 2008-10-04
SILICON LABORATORIES INC
filed 2008-10-29
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2008

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

As of October 22, 2008, 46,259,339 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	October 4, 2008	December 29, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,311	$264,408
Short-term investments	131,496	308,566
Accounts receivable, net of allowance for doubtful accounts of $1,004 at October 4, 2008 and $517 at December 29, 2007	61,601	51,211
Inventories	34,360	28,587
Deferred income taxes	6,003	6,025
Prepaid expenses and other current assets	11,451	33,895
Total current assets	396,222	692,692
Long-term investments	53,367	—
Property, equipment and software, net	29,372	28,157
Goodwill	107,494	73,199
Other intangible assets, net	51,707	18,077
Other assets, net	22,194	28,121
Total assets	$660,356	$840,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,407	$33,321
Accrued expenses	23,137	26,397
Deferred income on shipments to distributors	29,413	28,448
Income taxes	4,688	5,226
Total current liabilities	89,645	93,392
Long-term obligations and other liabilities	45,537	43,309
Total liabilities	135,182	136,701
Commitments and contingencies
Stockholders’ equity:
Preferred stock–$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock–$0.0001 par value; 250,000 shares authorized; 46,251 and 52,810 shares issued and outstanding at October 4, 2008 and December 29, 2007, respectively	5	5
Additional paid-in capital	102,736	303,682
Retained earnings	426,469	399,858
Accumulated other comprehensive loss	(4,036)	—
Total stockholders’ equity	525,174	703,545
Total liabilities and stockholders’ equity	$660,356	$840,246

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2008	September 29, 2007	October 4, 2008	September 29, 2007
Revenues	$113,483	$87,938	$316,282	$237,349
Cost of revenues	44,174	34,986	120,593	93,658
Gross profit	69,309	52,952	195,689	143,691
Operating expenses:
Research and development	25,785	20,844	73,836	67,796
Selling, general and administrative	25,940	21,693	75,035	67,267
In-process research and development	10,250	—	10,250	—
Operating expenses	61,975	42,537	159,121	135,063
Operating income	7,334	10,415	36,568	8,628
Other income (expense):
Interest income	2,073	7,136	9,277	18,003
Interest expense	(71)	(129)	(325)	(527)
Other income (expense), net	(43)	(214)	(540)	(384)
Income from continuing operations before income taxes	9,293	17,208	44,980	25,720
Provision (benefit) for income taxes	8,139	(416)	18,369	1,950
Income from continuing operations	1,154	17,624	26,611	23,770
Income from discontinued operations, net of income taxes	—	2,810	—	159,750

Net income	$1,154	$20,434	$26,611	$183,520
Basic earnings per share:
Income from continuing operations	$0.02	$0.32	$0.54	$0.43
Net income	$0.02	$0.37	$0.54	$3.34

Diluted earnings per share:
Income from continuing operations	$0.02	$0.31	$0.53	$0.42
Net income	$0.02	$0.36	$0.53	$3.25

Weighted-average common shares outstanding:
Basic	47,331	55,215	49,036	54,996
Diluted	48,385	56,767	50,083	56,481

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 4, 2008	September 29, 2007
Operating Activities
Net income	$26,611	$183,520
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	—	(159,750)
Depreciation and amortization of property, equipment and software	7,927	8,429
Loss (gain) on disposal of property, equipment and software	(15)	248
Amortization of other intangible assets and other assets	5,118	3,640
Stock compensation expense	30,393	28,928
In-process research and development	10,250	—
Additional income tax benefit from employee stock-based awards	1,108	2,068
Excess income tax benefit from employee stock-based awards	(810)	(1,499)
Deferred income taxes	339	1,131
Changes in operating assets and liabilities:
Accounts receivable	(5,838)	(20,036)
Inventories	(1,367)	(2,116)
Prepaid expenses and other assets	8,930	5,952
Accounts payable	(1,258)	2,431
Accrued expenses	(6,922)	(7,035)
Deferred income on shipments to distributors	965	3,720
Income taxes	5,654	(44,118)
Net cash provided by operating activities of continuing operations	81,085	5,513
Investing Activities
Purchases of available-for-sale investments	(151,470)	(444,638)
Sales and maturities of available-for-sale investments	271,824	276,719
Purchases of property, equipment and software	(7,861)	(3,409)
Proceeds from the sale of assets	14,265	270,750
Purchases of other assets	(4,828)	(6,691)
Acquisition of businesses, net of cash acquired	(74,560)	—
Net cash provided by investing activities of continuing operations	47,370	92,731
Financing Activities
Proceeds from exercises of stock options	6,080	13,361
Proceeds from Employee Stock Purchase Plan	1,569	1,399
Excess income tax benefit from employee stock-based awards	810	1,499
Repurchases of common stock	(246,031)	(46,599)
Repurchases of stock to satisfy employee tax withholding	(3,980)	(5,053)
Net cash used in financing activities of continuing operations	(241,552)	(35,393)
Discontinued Operations
Operating activities	—	3,800
Investing activities	—	(1,654)
Financing activities	—	18,369
Net cash provided by discontinued operations	—	20,515
Increase (decrease) in cash and cash equivalents	(113,097)	83,366
Cash and cash equivalents at beginning of period	264,408	68,188
Cash and cash equivalents at end of period	$151,311	$151,554
Supplemental Disclosure of Non-Cash Activity:
Stock issued for acquisition of business	$6,521	$—
Proceeds from the sale of assets held in escrow	$—	$14,250

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements, other than the Condensed Consolidated Balance Sheet as of December 29, 2007, included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at October 4, 2008 and December 29, 2007, the condensed consolidated results of its operations for the three and nine months ended October 4, 2008 and September 29, 2007, and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 4, 2008 and September 29, 2007.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three and nine months ended October 4, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets.   FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  Based on its current operations, the Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Based on its current operations, the Company does not expect that the adoption of SFAS 161 will have a material impact on its financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FAS 157-2, Effective Date of FASB Statement No. 157.  In October 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements.  FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The Company adopted certain provisions of SFAS 157 effective December 30, 2007 (see Note 5, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information).  The Company is currently evaluating the effect that the adoption of the provisions deferred by FSP FAS 157-2 will have on its financial position and results of operations.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial position or results of operations.

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

The financial results of the sold product lines have been presented as discontinued operations in the Condensed Consolidated Financial Statements.  The following summarizes results from the discontinued operations (in thousands, except per share data):

	September 29, 2007
	Three Months Ended	Nine Months Ended
Revenues	$118	$43,284
Costs of revenues and operating expenses	(68)	41,107
	186	2,177
Gain on sale of discontinued operations	92	222,515
Income from discontinued operations before income taxes	278	224,692
Provision (benefit) for income taxes	(2,532)	64,942
Income from discontinued operations, net of income taxes	$2,810	$159,750

Income from discontinued operations per common share:
Basic	$0.05	$2.91
Diluted	$0.05	$2.83

Weighted-average common shares outstanding:
Basic	55,215	54,996
Diluted	56,767	56,481

In connection with the closing of the sale, the Company entered into certain ancillary agreements with NXP, including a Transition Services Agreement (“TSA”).  Through the TSA, the Company subleased certain premises to NXP and provided various temporary support services, such as IT support services. Such services were provided for approximately six months from the closing date and are no longer being provided. The fees for these services were generally equivalent to the Company’s cost. The TSA fees were $1.9 million and $3.9 million for the three and nine months ended September 29, 2007, respectively.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 4, 2008	September 29, 2007	October 4, 2008	September 29, 2007
Income from continuing operations	$1,154	$17,624	$26,611	$23,770

Shares used in computing basic earnings per share	47,331	55,215	49,036	54,996

Effect of dilutive securities:
Stock options and awards	1,054	1,552	1,047	1,485
Shares used in computing diluted earnings per share	48,385	56,767	50,083	56,481

Income from continuing operations
Basic earnings per share	$0.02	$0.32	$0.54	$0.43
Diluted earnings per share	$0.02	$0.31	$0.53	$0.42

Approximately 3.9 million, 3.6 million, 3.7 million and 4.2 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended October 4, 2008 and September 29, 2007, and for the nine months ended October 4, 2008 and September 29, 2007, respectively, as they are anti-dilutive.

4. Financial Instruments

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s long-term investments consist of auction-rate securities.  Prior to fiscal 2008, the Company classified all auction-rate securities as short-term investments.  Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders.  As of October 4, 2008, the Company held $57.9 million of auction-rate securities at cost, all of which experienced failed auctions during the first nine months of the year.  The underlying assets of the securities consisted of student loans and municipal bonds, of which $52.7 million were guaranteed by the U.S. government and the remaining $5.2 million were insured.  $54.7 million of the auction-rate securities had credit ratings of AAA and $3.2 million had credit ratings of AA.  These securities had contractual maturity dates ranging from 2025 to 2047 and with current yields of 2.1% to 11.9% per year at October 4, 2008.  The Company is receiving the underlying cash flows on all of its auction-rate securities.  The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.  The Company is unable to predict if these funds will become available before their maturity dates.  As such, the Company’s auction-rate securities have been classified as long-term investments as of October 4, 2008.

The Company reviews its investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method.  The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery and its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded as an impairment charge in the Consolidated Statement of Income.  The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities and it has the ability and intent to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.  In addition, the Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value.  As such, the Company has determined that no other-than-temporary impairment losses existed as of October 4, 2008.

The carrying value of the Company’s investments as of October 4, 2008 consist of the following (in thousands):

	Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term investments	$132,011	$(515)	$131,496
Long-term investments	57,901	(4,534)	53,367
	$189,912	$(5,049)	$184,863

Derivative Financial Instruments

The Company is exposed to interest rate fluctuations in the normal course of its business, including through its corporate headquarters leases.  The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR.  The Company has entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively.  The Company’s objective is to offset gains and losses resulting from changes in the three-month LIBOR with losses and gains on the derivative contracts, thereby reducing volatility of earnings.  The Company does not use derivative contracts for speculative purposes.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The interest rate swap agreements are designated and qualify as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  The Company recognizes derivatives in the Consolidated Balance Sheet at fair value and reports them in other assets, net or long-term obligations and other liabilities.  The fair value of the interest rate swap agreements at October 4, 2008 was a $1.2 million obligation.  The effective portion of the gain or loss on interest rate swaps is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity.  Cash flows from derivatives are classified as cash flows from operating activities in the Consolidated Statement of Cash Flows.

The Company estimates the fair values of derivatives based on quoted prices and market observable data of similar instruments.  The effective portion of the interest rate swaps recorded in accumulated other comprehensive loss was $0.8 million, net of tax at October 4, 2008.  None of this amount is expected to be reclassified to earnings in the next 12 months.  However, if the lease agreements or the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive loss will be recognized in the Consolidated Statement of Income.  During the nine months ended October 4, 2008, the Company did not discontinue any cash flow hedges.

Hedge Effectiveness

For interest rate swaps designated as cash flow hedges, the Company measures effectiveness by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap.  The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income.  As of October 4, 2008, no portion of hedging instruments’ gains or losses were excluded from the assessment of effectiveness.  Hedge ineffectiveness was not material for any of the periods presented.

5. Fair Value of Financial Instruments

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the valuation of the Company’s financial instruments measured under the SFAS 157 hierarchy (in thousands):

	Fair Value Measurements at October 4, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$124,203	$—	$—	$124,203
Short-term investments	131,496	—	—	131,496
Long-term investments	—	—	53,367	53,367
	$255,699	$—	$53,367	$309,066

Liabilities
Derivative instruments	$—	$1,160	$—	$1,160
	$—	$1,160	$—	$1,160

The Company’s cash equivalents and short-term investments are valued using quoted prices and other relevant information generated by market transactions involving identical assets.  The Company’s derivative instruments are valued using quoted prices and market observable data of similar instruments.  The Company’s long-term investments are valued using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company’s ability to liquidate the securities.

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended October 4, 2008 (in thousands):

	Three Months Ended	Nine Months Ended
Beginning balance	$57,960	$—
Net transfers into Level 3 (1)	—	68,800
Net purchases, sales, issuances and settlements	(3,899)	(10,899)
Unrealized losses	(694)	(4,534)
Balance at October 4, 2008	$53,367	$53,367

(1) Early in fiscal 2008, quoted prices for the Company’s long-term investments were no longer observable.  As such, the Company changed its fair value measurement methodology from quoted prices in active markets to a cash flow model. Accordingly, these securities were reclassified from Level 1 to Level 3.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Details

Balance sheet details consist of the following (in thousands):

Inventories

	October 4, 2008	December 29, 2007
Work in progress	$27,745	$25,605
Finished goods	6,615	2,982
	$34,360	$28,587

7. Acquisition

On July 29, 2008, the Company completed its acquisition of Integration Associates Incorporated (“Integration Associates”), a privately held company that designs and develops silicon solutions for wireless, wireline and power system management applications for a wide range of systems.  The Company acquired Integration Associates for approximately $87.1 million, including $80.6 million in cash and approximately 202,000 shares of Silicon Laboratories’ common stock valued at $6.5 million on the closing date.  The shares vest over a two-year period.  Of such consideration, $9.0 million in cash was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters.  The acquisition price includes $1.0 million for amounts currently in dispute in the calculation of the surplus consideration.

The acquisition was recorded using the purchase method of accounting and accordingly, the results of Integration Associates’ operations are included in the Company’s consolidated results of operations beginning with the date of the acquisition.  Pro forma financial information has not been presented since the effect of the acquisition was not material.  The Company believes that the acquisition enables the Company to address new product vectors, accelerates its entry into certain markets and further scales the Company’s engineering team.  These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill.  The goodwill is not expected to be deductible for tax purposes.  The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core and developed technology	$36,270	9.7
Customer relationships	1,080	10.0
In-process research and development	10,250
	47,600
Cash and cash equivalents	2,644
Accounts receivable	4,552
Inventories	5,925
Other current assets	3,502
Goodwill	34,398
Other non-current assets	3,005
Accounts payable	(3,039)
Other current liabilities	(4,538)
Deferred tax liabilities	(6,908)
Total purchase price	$87,141

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The purchase price allocation for this acquisition is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available.  Adjustments in the fair value of the net assets acquired may affect the calculation of goodwill.

In-process research and development (IPR&D) represents acquired technology that had not achieved technological feasibility as of the acquisition closing date and that had no alternative future use.  These costs are expensed on the date of acquisition.  The fair value of each project was determined using the income approach. The discount rate applicable to the cash flows was 20%.  This rate reflects the weighted-average cost of capital and the risks inherent in the development process.  The IPR&D recorded in connection with the acquisition consisted of the following (in thousands):

Projects	Fair Value	Costs to Complete
Radio transmitters and transceivers	$7,740	$2,839
Optoelectronic	2,020	578
Power	490	436
	$10,250	$3,853

The radio transmitters and transceivers projects enable the delivery of data over proprietary, short range wireless links.  The optoelectronic projects are used for infrared data communications and proximity sensing.  The power projects enable ac/dc conversion in power supply systems.  The Company does not expect the products in design derived from these technologies to begin to contribute to revenues prior to fiscal 2009.

8. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company issued 1.1 million shares of common stock during the nine months ended October 4, 2008.  Approximately 124 thousand shares were withheld by the Company during the nine months ended October 4, 2008 to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s 2000 Stock Incentive Plan.

Share Repurchase Program

In July 2007, the Company’s Board of Directors authorized a program to repurchase up to $400 million of the Company’s common stock from time to time over a 24-month period.  The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.  During the nine months ended October 4, 2008, the Company repurchased 7.6 million shares of its common stock for $242 million under its current repurchase program.  During the nine months ended September 29, 2007, the Company repurchased 1.5 million shares for $51 million under its current repurchase program and its previous share repurchase program that expired in July 2007.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Comprehensive Income (Loss)

The changes in the components of other comprehensive income (loss), net of taxes, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2008	September 29, 2007	October 4, 2008	September 29, 2007
Net income	$1,154	$20,434	$26,611	$183,520
Change in net unrealized losses on available-for-sale securities	(786)	—	(3,282)	—
Change in net unrealized losses on cash flow hedges	(754)	—	(754)	—
Comprehensive income (loss)	$(386)	$20,434	$22,575	$183,520

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	October 4, 2008	December 29, 2007
Net unrealized losses on available-for-sale securities	$(3,282)	$—
Net unrealized losses on cash flow hedges	(754)	—
Accumulated other comprehensive loss	$(4,036)	$—

Stock-Based Compensation

The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan (the “Purchase Plan”).  At the beginning of fiscal 2006, the Company adopted FASB SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) using the modified-prospective-transition method.

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

	Nine Months Ended
	October 4, 2008	September 29, 2007
2000 Stock Incentive Plan:
Expected volatility	43.7%	48.1%
Risk-free interest rate %	2.8%	4.7%
Expected term (in years)	5.0	4.9
Dividend yield	—	—

Employee Stock Purchase Plan:
Expected volatility	37.1%	36.7%
Risk-free interest rate %	1.8%	4.9%
Expected term (in months)	9.0	14.5
Dividend yield	—	—

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2008	September 29, 2007	October 4, 2008	September 29, 2007
Cost of revenues	$100	$414	$850	$1,099
Research and development	3,514	3,472	11,432	12,921
Selling, general and administrative	6,382	4,651	18,111	14,908
	9,996	8,537	30,393	28,928
Provision for income taxes	1,350	1,524	4,062	4,729
	$8,646	$7,013	$26,331	$24,199

During the nine months ended September 29, 2007, the Company recorded $3.3 million of stock compensation expense in continuing operations for a one-time equity award to employees retained by the Company after the sale of the Aero product lines.

The Company had approximately $91.2 million of total unrecognized compensation costs related to stock options, stock and RSUs at October 4, 2008 that are expected to be recognized over a weighted-average period of 2 years.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases.  On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them.  On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

200 W. Cesar Chavez Building

In March 2008, the Company entered into an operating lease agreement and a related participation agreement for a facility in Austin, Texas for the expansion of its corporate headquarters.  The lease has a term of five years.  The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $13.3 million over the remaining term assuming LIBOR averages 4.33% during such term).

The Company has granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel the Company to purchase the facility.  The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million.  If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1.  As of October 4, 2008, the Company believes it was in compliance with all covenants of the lease.

During the term of the lease, the Company has an on-going option to purchase the building for a total purchase price of approximately $50.1 million.  Alternatively, the Company can cause the property to be sold to third parties provided it is not in default under the lease.  The Company is contingently liable on a first dollar basis for up to $40.0 million to the extent that the sale proceeds are less than the $50.1 million purchase option.  To the extent that the net proceeds generated from the sale of the facility to a third party exceed the purchase option, the Company would have the right to receive substantially all of such excess proceeds if the sale occurs prior to the end of the term of the lease. If the property is sold after the term of the lease, the Company would have the right to recover its $40.0 million guarantee, to the extent such sale proceeds exceed $10.1 million.

In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company determined that the fair value associated with the guaranteed residual value was $1.2 million.  This amount was recorded in “Other assets, net” and “Long-term obligations and other liabilities” in the Condensed Consolidated Balance Sheets and is being amortized over the term of the lease.

The Company is required to periodically evaluate the expected fair value of the facility at the end of the lease term.  If the Company determines that it is estimable and probable that the expected fair value will be less than $50.1 million, it will ratably accrue the loss up to a maximum of approximately $40.0 million over the remaining lease term.  As of October 4, 2008, the Company has determined that a loss contingency accrual is not required.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Interest Rate Swap Agreements

In connection with its headquarters leases, the Company has entered into interest rate swap agreements as a hedge against the variable rent under the leases.  Under the terms of the swap agreements, the Company has effectively converted the variable rents to fixed rents through March 2011 for its 400 W. Cesar Chavez building and March 2013 for its 200 W. Cesar Chavez building.  See Note 4, Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Discontinued Operations Indemnification

In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters.  There is no contractual limit on exposure with respect to such matters.  As of October 4, 2008, the Company had no material liabilities recorded with respect to this indemnification obligation.

10. Income Taxes

Income tax expense was $8.1 million and a benefit of $0.4 million for the three months ended October 4, 2008 and September 29, 2007, respectively, resulting in effective tax rates of 87.6% and (2.4)%, respectively. Income tax expense was $18.4 million and $2.0 million for the nine months ended October 4, 2008 and September 29, 2007, respectively, resulting in effective tax rates of 40.8% and 7.6%, respectively.

The increase in the effective rate for the current three month and nine month periods was primarily attributable to a current period tax charge of $11.8 million related to the intercompany license of certain technology obtained in the acquisition of Integration Associates and an increase in the liability for unrecognized tax benefits.  Additionally, the effective tax rate for these periods increased due to the non-deductible write-off of in-process research and development cost related to the acquisition.

For both the current three and nine month periods, these increases were partially offset by the reduction of the liability for unrecognized tax benefits further described below.  Additionally, for the current three month period, the increases were offset by the renewal of the federal research and development credit.

At October 4, 2008, the Company had gross unrecognized tax benefits of $28.0 million which would affect the effective tax rate if recognized.  During the nine months ended October 4, 2008, the Company had gross increases of $7.3 million to its current year unrecognized tax benefits, primarily due to uncertainty related to intercompany transfer pricing, and gross decreases of $6.6 million to its unrecognized tax benefits related to the closure of an open tax year.  During the nine months ended September 29, 2007, the Company had gross increases of $18.2 million to its unrecognized tax benefits, primarily due to tax consequences associated with discontinued operations, and gross decreases of $6.4 million to its unrecognized tax benefits related to the closure of an income tax audit and the closure of open tax years.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will change in the next twelve months due to the Company’s participation in the Advance Pricing Agreement program with the U.S. Internal Revenue Service.  The Company is unable to estimate the range of the possible change to the unrecognized tax benefits at this time.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes.  The Company recognized $ 0.7 million of interest, net of tax, in the provision (benefit) for income taxes for the nine months ended October 4, 2008.  In addition, during the nine months ended October 4, 2008, the Company had decreases, net of tax, of $1.2 million related to the closure of an open tax year.  The Company also recognized $ 0.7 million of interest, net of tax, in the provision (benefit) for income taxes for the nine months ended September 29, 2007.  In addition, during the nine months ended September 29, 2007 the Company had decreases, net of tax, of $1.1 million related to the closure of an income tax audit and the closure of open tax years.  As of October 4, 2008, the Company had accrued $1.4 million for the payment of interest related to unrecognized tax positions.

The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company is not currently under audit in any major taxing jurisdiction.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.  Headquarter Relocation Costs

In fiscal 2006, the Company relocated most of its Austin, Texas employees to a new corporate headquarters.  In fiscal 2007, the Company relocated the remainder of its Austin employees to its headquarters.  The following table summarizes the accrued relocation costs activity for the nine months ended October 4, 2008 (in thousands):

Balance at December 29, 2007	Deductions	Balance at October 4, 2008
$2,618	$1,347	$1,271

Deductions represent lease payments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2008 will have 53 weeks with the extra week occurring in the first quarter of the year.  Fiscal 2007 had 52 weeks. Our third quarter of fiscal 2008 ended October 4, 2008.  Our third quarter of fiscal 2007 ended September 29, 2007.  Except as noted, financial results are for continuing operations.  Our former Aero product lines are reported as discontinued operations.  The sale of these product lines closed in March 2007.

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

Our product set addresses a variety of broad-based mixed-signal applications.  Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets.  We group our products into the following categories:

•                  RF products, which include our broadcast radio receivers and transmitters, short-range wireless transceivers, video demodulators, satellite set-top box receivers and satellite radio tuners;

•                  Access products, which include our ISOmodem® embedded modems and Voice over IP (VoIP) products, such as our ProSLIC® subscriber line interface circuits and voice direct access arrangement (DAA);

•                  Broad-based products, which include microcontrollers, timing products (including clocks, precision clock & data recovery ICs and oscillators) and power products (including our isolators, current sensors, ac/dc converters and Power over Ethernet devices); and

•                  Mature products, which include our silicon DAA for PC modems, DSL analog front end ICs, optical physical layer transceivers and RF Synthesizers.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration.  In July 2008, we completed our acquisition of Integration Associates, a privately-held company that designs and develops silicon solutions for wireless, wireline and power system management applications for a wide range of systems.  Products acquired include ac/dc converters and the EZRadio® family of short range wireless ICs designed for point to point data transmission for consumer and industrial monitoring and control, such as remote keyless entry, security monitoring and other near range wireless applications.

In the first nine months of 2008, we introduced a 100% CMOS oscillator, a highly integrated automotive communications controller, a family of integrated isolated gate drivers, four new FM receivers with embedded antenna support, a single-chip digital video demodulator, a single input, single output jitter-attenuating clock multiplier IC, two high-performance radio data system (RDS) receivers for portable and in-car navigation devices, a family of fully-integrated AM/FM radio receivers with weather band coverage and expanded our microcontroller portfolio with the addition of low voltage microcontrollers capable of operating down to 0.9 volts and new small form factor microcontrollers with EPROM.  We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

We had no customers that accounted for more than 10% of our revenues during the nine months ended October 4, 2008.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  One of our distributors, Edom Technology, represented 31% of our revenues during the nine months ended October 4, 2008.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended October 4, 2008.

The percentage of our revenues derived from customers located outside of the United States was 87% during the nine months ended October 4, 2008, which reflects our product and customer diversification and market penetration for our products, as many of our customers manufacture and design their products in Asia.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Cost of Revenues.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software, other intellectual property license costs, certain acquired intangible assets and adjustments to record inventory acquired from Integration Associates at fair value; an allocated portion of our occupancy costs; and allocable depreciation of testing equipment and leasehold improvements.  Generally, we depreciate equipment over four years on a straight-line basis and leasehold improvements over the shorter of the estimated useful life or the applicable lease term.  Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations.  As production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and test suppliers achieve greater economies of scale for that product.  Additionally, the cost of wafer procurement and assembly and test services, which are significant components of cost of goods sold, vary cyclically with overall demand for semiconductors and our suppliers’ available capacity of such products and services.

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

In-Process Research and Development.  In-process research and development (IPR&D) represents acquired technology resulting from business combinations that had not achieved technological feasibility as of the acquisition closing date and had no alternative future use. These costs are expensed on the date of acquisition.

Interest Income.  Interest income reflects interest earned on our cash, cash equivalents and investment balances.

Interest Expense.  Interest expense consists of interest on our short and long-term obligations.

Other Income (Expense), Net.  Other income (expense), net reflects foreign currency remeasurement adjustments and gains on the disposal of fixed assets.

Provision (Benefit) for Income Taxes.  We accrue a provision (benefit) for domestic and foreign income tax at the applicable statutory rates adjusted for non-deductible expenses (including a portion of our stock compensation), research and development tax credits and interest income from tax-exempt investments.  We recognize interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes.

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 4, 2008	September 29, 2007	October 4, 2008	September 29, 2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.9	39.8	38.1	39.5
Gross profit	61.1	60.2	61.9	60.5
Operating expenses:
Research and development	22.7	23.7	23.3	28.6
Selling, general and administrative	22.9	24.7	23.7	28.3
In-process research and development	9.0	—	3.2	—
Operating expenses	54.6	48.4	50.2	56.9
Operating income	6.5	11.8	11.7	3.6
Other income (expense):
Interest income	1.8	8.1	2.8	7.6
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Other income (expense), net	(0.0)	(0.2)	(0.2)	(0.2)
Income from continuing operations before income taxes	8.2	19.5	14.2	10.8
Provision (benefit) for income taxes	7.2	(0.5)	5.8	0.8
Income from continuing operations	1.0	20.0	8.4	10.0
Income from discontinued operations, net of income taxes	—	3.2	—	67.3
Net income	1.0%	23.2%	8.4%	77.3%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	October 4, 2008	September 29, 2007	Change	% Change	October 4, 2008	September 29, 2007	Change	% Change
Revenues	$113.5	$87.9	$25.6	29.0%	$316.3	$237.3	$79.0	33.3%

The growth in the sales of our products for the recent three and nine month periods was primarily driven by (a) increased revenues from substantially all of our product groups and (b) product revenues from the acquisition of Integration Associates in July 2008.  Unit volumes of our products increased compared to the three and nine months ended September 29, 2007 by 70.9% and 57.6%, respectively.  Average selling prices decreased during the same periods by 25.5% and 16.5%, respectively.  Unit volumes and average selling prices were substantially affected by the addition of certain high volume, low average selling price products through the Integration Associates acquisition.  Excluding the Integration Associates products, during the same periods, unit volumes increased by 28.0% and 41.0% and average selling prices decreased by only 5.7% and 8.4%.  In general, as our products become more mature, we expect to experience decreases in average selling prices.  We anticipate that newly announced higher priced, next generation products and product extensions will offset these decreases to some degree.

Gross Profit

	Three Months Ended				Nine Months Ended
(in millions)	October 4, 2008	September 29, 2007	Change	% Change	October 4, 2008	September 29, 2007	Change	% Change
Gross profit	$69.3	$53.0	$16.3	30.9%	$195.7	$143.7	$52.0	36.2%
Percent of revenue	61.1%	60.2%			61.9%	60.5%

The increase in gross profit as a percent of revenue for the recent three and nine month periods was primarily due to changes in product mix, improvements in our inventory management and product cost reductions.  Gross profit for the recent three and nine month periods includes a charge of $1.4 million to record inventory acquired from Integration Associates at fair value.

We may experience declines in the average selling prices of certain of our products.  This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors.

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	October 4, 2008	September 29, 2007	Change	% Change	October 4, 2008	September 29, 2007	Change	% Change
Research and development	$25.8	$20.8	$5.0	23.7%	$73.8	$67.8	$6.0	8.9%
Percent of revenue	22.7%	23.7%			23.3%	28.6%

The increase in research and development expense for the recent three and nine month periods was principally due to increases of $4.4 million and $4.5 million for personnel-related expenses, respectively, and to $1.3 million and $2.7 million of reduced occupancy and IT support costs during the three and nine months ended September 29, 2007, respectively, which were billed to NXP in connection with our transition services agreement (which has now expired).  This impact was partially offset by decreased product introduction costs of $0.8 million for the recent three month period and increased research credits of $0.9 million for the recent nine month period.  The decrease in research and development expense as a percent of revenues is due to our increased sales.

Significant recent development projects include a 100% CMOS oscillator, a highly integrated automotive communications controller, a family of integrated isolated gate drivers, four new FM receivers with embedded antenna support, a single-chip digital video demodulator, a single input, single output jitter-attenuating clock multiplier IC, two high-performance radio data system (RDS) receivers for portable and in-car navigation devices, a family of fully-integrated AM/FM radio receivers with weather band coverage, a dual-function, single-port Power over Ethernet (PoE) controller with an integrated dc-dc controller for power sourcing equipment, fully-integrated AM/FM radio receivers with short-wave and long-wave band coverage and we further expanded our microcontroller portfolio.  We expect that research and development expense will increase with revenue in absolute dollars due to increases in hiring and may fluctuate as a percentage of revenue due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	October 4, 2008	September 29, 2007	Change	% Change	October 4, 2008	September 29, 2007	Change	% Change
Selling, general and administrative	$25.9	$21.7	$4.2	19.6%	$75.0	$67.3	$7.7	11.5%
Percent of revenue	22.9%	24.7%			23.7%	28.3%

The increase in selling, general and administrative expense for the recent three and nine month periods was principally due to increases of $3.4 million and $6.7 million for personnel-related expenses, respectively, and to $0.5 million and $1.0 million of reduced occupancy costs during the three and nine months ended September 29, 2007, respectively, which were billed to NXP in connection with our TSA.  Selling, general and administrative expense for the recent nine month period also reflects an increase of $0.8 million for sales commissions and a decrease of $1.6 million in legal fees, primarily related to litigation.  The decrease in selling, general and administrative expense as a percent of revenues is due to our increased sales.  We expect that selling, general and administrative expense will increase slightly in absolute dollars in future periods.

In-Process Research and Development

In-process research and development (IPR&D) recorded in connection with the acquisition of Integration Associates was $10.3 million for the three and nine months ended October 4, 2008.  The IPR&D projects included optoelectronic, power, and radio transmitter and transceiver technologies.  The optoelectronic projects are used for infrared data communications and proximity sensing.  The power projects enable ac/dc conversion in power supply systems.  The radio transmitters and transceivers projects enable the delivery of data over proprietary, short range wireless links.  The fair value of each project was determined using the income approach.  The discount rate applicable to the cash flows was 20%.  This rate reflects the weighted-average cost of capital and the risks inherent in the development process.

We estimate that these projects ranged from 30% to 84% complete at the date of acquisition.  The remaining research and development efforts include additional design, integration and testing.  We project the costs to complete the projects will be $3.9 million.  The significant risks associated with the successful completion of these projects include our potential inability to finish the product designs, produce working models and gain customer acceptance.  Failure to complete these projects in a timely manner could result in lost revenues.  We do not expect the products in design derived from these technologies to begin to contribute to revenues prior to fiscal 2009.

There was no IPR&D for the three and nine months ended September 29, 2007.

Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	October 4, 2008	September 29, 2007	Change	October 4, 2008	September 29, 2007	Change
Interest income	$2.1	$7.1	$(5.0)	$9.3	$18.0	$(8.7)

The decrease in interest income for the recent three and nine month periods was due to lower average cash and investment balances and lower interest rates of the underlying instruments.

Interest Expense

Interest expense was $0.1 million and $0.3 million for the three and nine months ended October 4, 2008, respectively, as compared to $0.1 million and $0.5 million for the three and nine months ended September 29, 2007, respectively.

Other Income (Expense), Net

Other income (expense), net was $(43) thousand and $(0.5) million for the three and nine months ended October 4, 2008, respectively, as compared to $(0.2) million and $(0.4) million for the three and nine months ended September 29, 2007, respectively.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	October 4, 2008	September 29, 2007	Change	October 4, 2008	September 29, 2007	Change
Provision (benefit) for income taxes	$8.1	$(0.4)	$8.6	$18.4	$2.0	$16.4
Effective tax rate	87.6%	(2.4)%		40.8%	7.6%

The effective tax rate for the three months ended October 4, 2008 was higher than the three months ended September 29, 2007 primarily due to a one-time tax cost associated with the current quarter intercompany licensing of certain intellectual property, the non-deductible write-off of in-process research and development costs, a decrease in the ratio of tax deductible stock compensation expense as a percentage of income before income taxes, and the unfavorable impact of a reduction in tax exempt interest income.  The impact was partially offset by the current quarter reduction of the liability for unrecognized tax benefits due to the closure of an open tax year and the renewal of the federal research and development credit.

The effective tax rate for the nine months ended October 4, 2008 was higher than the nine months ended September 29, 2007 primarily due to a one-time tax cost associated with the current quarter intercompany licensing of certain intellectual property, the non-deductible write-off of in-process research and development costs, and the unfavorable impact of a reduction in tax exempt interest income.

In the third quarter of 2008, we aligned, through an intercompany license, the non-U.S. intellectual property rights associated with the acquisition of Integration Associates with existing non-U.S. rights currently owned by one of our non-U.S. manufacturing subsidiaries. This transfer resulted in a one-time increase in the 2008 effective tax rate.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax exempt interest income, the limited deductibility of stock compensation expense and other permanent items including non-deductible in-process research and development.

Income from Discontinued Operations, Net of Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	October 4, 2008	September 29, 2007	Change	October 4, 2008	September 29, 2007	Change
Income from discontinued operations, net of income taxes	$—	$2.8	$(2.8)	$—	$159.8	$(159.8)

Revenues from our discontinued operations for the three and nine months ended October 4, 2008 were zero, as compared to $0.1 million and $43.3 million for the three and nine months ended September 29, 2007, respectively.  Income from our discontinued operations for the nine months ended September 29, 2007 included a gain on the sale of our Aero product lines of $224.7 million and a provision for income taxes of $64.9 million.  We do not expect to recognize any additional revenue from our discontinued operations.  See Note 2, Discontinued Operation, to the Condensed Consolidated Financial Statements for additional information.

Business Outlook

We expect revenues in the fourth quarter of fiscal 2008 to be flat to down five percent sequentially.  Furthermore, we expect our diluted net income per share to be in the range of $0.21 to $0.26.

Liquidity and Capital Resources

Our principal sources of liquidity as of October 4, 2008 consisted of $282.8 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal bonds and U.S government agency notes.

Our long-term investments consist of auction-rate securities.  Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of October 4, 2008, we held $57.9 million of auction-rate securities at cost, all of which experienced failed auctions.  The securities had previously been valued using quoted prices in active markets.  When the auctions began to fail, quoted prices for the securities were no longer observable.  As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our ability to liquidate the securities.

The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $52.7 million were guaranteed by the U.S. government and the remaining $5.2 million were insured.  $54.7 million of the auction-rate securities had credit ratings of AAA and $3.2 million had credit ratings of AA.  These securities had contractual maturity dates ranging from 2025 to 2047 and were yielding 2.1% to 11.9% per year at October 4, 2008.  We are receiving the underlying cash flows on all of our auction-rate securities.  The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature.  We are unable to predict if these funds will become available before their maturity dates.  As such, our auction-rate securities have been classified as long-term investments as of October 4, 2008.  We do not expect to need access to the capital represented by any of these auction-rate securities prior to their maturities and we have the ability and intent to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.  See Note 4, Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Net cash provided by operating activities was $81.1 million during the nine months ended October 4, 2008, compared to net cash provided of $5.5 million during the nine months ended September 29, 2007.  Operating cash flows during the nine months ended October 4, 2008 reflect our net income of $26.6 million, adjustments of $54.3 million for depreciation, amortization, deferred income taxes, stock compensation and in-process research and development, and a net cash inflow of $0.2 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $61.6 million at October 4, 2008 from $51.2 million at December 29, 2007.  The increase in accounts receivable resulted primarily due to (a) an increase in revenues during the three months ended October 4, 2008 compared to the three months ended December 29, 2007 and (b) the accounts receivable acquired in the purchase of Integration Associates.  Our average days sales outstanding (DSO) increased to 49 days at October 4, 2008 from 46 days at December 29, 2007.

Inventory increased to $34.4 million at October 4, 2008 from $28.6 million at December 29, 2007.  Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand.  Our average days of inventory (DOI) was 70 days at October 4, 2008 and December 29, 2007.

Net cash provided by investing activities was $47.4 million during the nine months ended October 4, 2008, compared to net cash provided of $92.7 million during the nine months ended September 29, 2007.  The decrease was principally due to a decrease in cash proceeds of $256.5 million from the sale of our Aero product lines and an increase of $74.6 million used for the acquisition of Integration Associates (net of $2.6 million of cash acquired), offset by an increase of $288.3 million in net maturities of available-for-sale investments.  We expect to pay up to an additional $3.6 million in surplus consideration to the former shareholders of Integration Associates.   Net cash provided by investing activities during the nine months ended October 4, 2008 includes receipt of the $14.3 million previously held in escrow in connection with the sale of the Aero product lines.

We anticipate capital expenditures of approximately $10 to $15 million for fiscal 2008.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $241.6 million during the nine months ended October 4, 2008, compared to net cash used of $35.4 million during the nine months ended September 29, 2007.  The increase was principally due to an increase of $199.4 million for repurchases of our common stock.  In July 2007, our Board of Directors authorized a program to repurchase up to $400 million of our common stock over a 24-month period, of which $386.7 million had been purchased through October 4, 2008.

Net cash provided by discontinued operations was zero during the nine months ended October 4, 2008.  Net cash provided by discontinued operations during the nine months ended September 29, 2007 was $20.5 million , which included adjustments of $7.4 million for stock compensation and $18.3 million for proceeds from the exercise of stock options from employees who were hired by NXP in connection with the sale of the Aero product lines.

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

Off-Balance Sheet Arrangements

In March 2008, we entered into an operating lease agreement and a related participation agreement (collectively, the “lease”) for a facility in Austin, Texas for the expansion of our corporate headquarters.  The lease has a term of five years.  The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $13.3 million over the remaining term assuming LIBOR averages 4.33% during such term).  We entered into a lease for a similar building in Austin in March 2006.

We have granted certain rights and remedies to the lessor in the event of certain defaults, including the right to terminate the lease, to bring suit to collect damages, and to compel us to purchase the facility.  The lease contains other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million.  If our unencumbered cash and highly-rated short-term investments are less than $150 million, we must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1.  As of October 4, 2008, we believe we were in compliance with all covenants of the lease.

During the term of the lease, we have an on-going option to purchase the building for a total purchase price of approximately $50.1 million.  Alternatively,  we can cause the property to be sold to third parties provided we are not in default under the lease.  We are contingently liable on a first dollar loss basis for up to $40.0 million to the extent that the sale proceeds are less than the $50.1 million purchase option.  To the extent that the net proceeds generated from the sale of the facility to a third party exceed the purchase option, we would have the right to receive substantially all of such excess proceeds if the sale occurs prior to the end of the term of the lease. If the property is sold after the term of the lease, we would have the right to recover our $40.0 million guarantee, to the extent such sale proceeds exceed $10.1 million.

In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we determined that the fair value associated with the guaranteed residual value was $1.2 million.  This amount was recorded in “Other assets, net” and “Long-term obligations and other liabilities” in the Condensed Consolidated Balance Sheets and is being amortized over the term of the lease.

We are required to periodically evaluate the expected fair value of the facility at the end of the lease term.  If we determine that it is estimable and probable that the expected fair value will be less than $50.1 million, we will ratably accrue the loss up to a maximum of approximately $40.0 million over the remaining lease term.  As of October 4, 2008, we have determined that a loss contingency accrual is not required.

Interest Rate Swap Agreements

In connection with our headquarters leases, we have entered into interest rate swap agreements as a hedge against the variable rent under the leases.  Under the terms of the swap agreements, we have effectively converted the variable rents to fixed rents through March 2011 for our 400 W. Cesar Chavez building and March 2013 for our 200 W. Cesar Chavez building.  See Note 4, Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

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

Stock compensation – We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income in accordance with SFAS 123R.  We adopted the provisions of SFAS 123R using the modified-prospective-transition method at the beginning of fiscal 2006. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock.  The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.  In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest.  If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.  See Note 8, Stockholders’ Equity and Stock-Based Compensation, to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Long-term investments – Our long-term investments consist of auction-rate securities.  We determine the fair value of our long-term auction-rate securities using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our ability to liquidate the securities.  If the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary.  We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.  When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is recorded as an impairment charge in the Consolidated Statement of Income.  Impairments that we conclude are temporary are recorded in accumulated other comprehensive loss.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.   FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  Based on our current operations, we do not expect that the adoption of FSP FAS 142-3 will have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Based on our current operations, we do not expect that the adoption of SFAS 161 will have a material impact on our financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FAS 157-2, Effective Date of FASB Statement No. 157.  In October 2008, the FASB amended SFAS 157 by issuing FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements.  FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  We adopted certain provisions of SFAS 157 effective December 30, 2007 (see Note 5, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information).  We are currently evaluating the effect that the adoption of the provisions deferred by FSP FAS 157-2 will have on our financial position and results of operations.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on our financial position or results of operations.

Qualitative and Quantitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our investment portfolio holdings as of October 4, 2008, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $3.4 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases.  The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR.  We have entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively.  The fair value of the interest rate swap agreements at October 4, 2008 was a $1.2 million obligation.

Long-term Investments

Our long-term investments consist of auction-rate securities.  Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of October 4, 2008, we held $57.9 million of auction-rate securities at cost, all of which experienced failed auctions during the first nine months of the year.  The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates.  Additionally, if we determine that an other-than-temporary decline in the fair value of any of our auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.  See Note 4, Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 4, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There was no change in our internal controls during the fiscal quarter ended October 4, 2008 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases.  On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them.  On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice.

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

•	The time lag and realization rate between “design wins” and production orders;

•	The demand for, and life cycles of, the products incorporating our ICs;

•	The rate of adoption of mixed-signal ICs in the markets we target;

•	Deferrals or reductions of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of ICs;

•	Changes in product mix;

•	The average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing, especially with respect to our mobile handset and modem products;

•	The average selling prices for our products generally decline over time;

•	Changes in market standards;

•	Impairment charges related to inventory, equipment or other long-lived assets;

•	The software used in our products, including software provided by third-parties, may not meet the needs of our customers;

•	Significant legal costs to defend our intellectual property rights or respond to claims against us; and

•	The rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

The markets for mobile handsets, consumer electronics, satellite set-top boxes and VoIP applications are characterized by rapid fluctuations in demand and seasonality that result in corresponding fluctuations in the demand for our products that are incorporated in such devices.  Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance.  Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth.  In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance.  Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense during the nine months ended October 4, 2008 was $73.8 million, or 23.3% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the nine months ended October 4, 2008, our ten largest customers accounted for 39% of our revenues.  Some of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia.  This has included the establishment of a headquarters in Singapore for non-U.S. operations.  The percentage of our revenues derived from customers located outside of the United States was 87% during the nine months ended October 4, 2008.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

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

Risks related to our industry

We are subject to the cyclical nature of the semiconductor industry, which has been subject to significant fluctuations

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand.  The industry has experienced significant fluctuations, often connected with, or in anticipation of, maturing product cycles and new product introductions of both semiconductor companies’ and their customers’ products and fluctuations in general economic conditions.  Deteriorating general worldwide economic conditions, including reduced economic activity, concerns about credit and inflation, increased energy costs, decreased consumer confidence, reduced corporate profits, decreased spending and similar adverse business conditions, would make it very difficult for our customers, our vendors, and us to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to slow spending on our products.  We cannot predict the timing, strength, or duration of any economic slowdown or economic recovery.  If the economy or markets in which we operate deteriorate, our business, financial condition, and results of operations would likely be materially and adversely affected.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive.  We expect that the market for our products will continually evolve and will be subject to rapid technological change.  In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors.  We compete with Analog Devices, Atmel, Broadcom, Conexant, Cypress, Epson, Freescale, Infineon Technologies, LSI, Maxim Integrated Products, Microchip, NXP Semiconductors, Renesas, STMicroelectronics, Texas Instruments, Vectron International, Zarlink Semiconductor and others.  We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies.  As the markets for communications products grow, we also may face competition from traditional communications device companies.  These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products.  In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

The following table summarizes repurchases of our common stock during the three months ended October 4, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 6, 2008 – August 2, 2008	111,283	$34.21	111,283	$78,286,021

August 3, 2008 – August 30, 2008	816,651	$33.93	816,651	$50,573,511

August 31, 2008 – October 4, 2008	1,231,664	$30.27	1,229,664	$13,286,023
Total	2,159,598	$31.86	2,157,598

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

3.	2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.	1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

31.	1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

October 29, 2008	/s/ Necip Sayiner
Date	Necip Sayiner
President and
Chief Executive Officer
(Principal Executive Officer)

October 29, 2008	/s/ William G. Bock
Date	William G. Bock
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)