Form 10-K
period 2009-01-03
SILICON LABORATORIES INC
filed 2009-02-11
CIK 1038074

Use these links to rapidly review the document
Table of Contents
Index of Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (July 3, 2008) was $1,594,135,154 (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 44,753,259 shares of the registrant's common stock issued and outstanding as of January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

        Our world-class, mixed-signal ICs use standard complementary metal oxide semiconductor (CMOS) technology to dramatically reduce the cost, size and system power requirements of devices that our customers sell to their end-user customers. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products that are highly integrated, simplifying our customers' designs and improving their time-to-market.

Industry Background

        Communications, computing and consumer electronics continue to drive semiconductor consumption. Growth in these markets has been driven primarily by the increasing pervasiveness of Internet usage, development of new communications technologies and the availability of improved communication services at lower costs over high-speed, highly reliable networks. This demand has fueled tremendous growth in the number of electronic devices. Demand for functionality in mobile, handheld devices such as mobile phones, portable media players and personal navigation devices, has increased as manufacturers attempt to further differentiate their products. Consumer and enterprise demand for Internet connectivity, the availability of alternative telephony services and the transition to digital video are also key trends driving demand for innovative, mixed-signal ICs .

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

        Simultaneously, these manufacturers face accelerating time-to-market demands and must be able to rapidly adapt to evolving industry standards and new technologies. Because analog-intensive, mixed-signal IC design expertise is difficult to find, these manufacturers increasingly are turning to third parties, like us, to provide advanced mixed-signal solutions. Mixed-signal design requires specific expertise and relies on creative, experienced engineers to deliver solutions that optimize speed, power and performance despite the noisy digital environment and within the constraints of standard manufacturing processes. The development of this design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

        Many third-party IC providers lack sufficient analog expertise to develop compelling mixed-signal ICs. As a result, manufacturers of electronic devices value third-party providers that can supply them with mixed-signal ICs with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

Products

        We provide analog-intensive, mixed-signal ICs for use in a variety of electronic products in a broad range of applications including portable devices, satellite set top boxes, sensors, AM/FM radios, test and measurement equipment, personal video recorders, industrial monitoring and control, central office telephone equipment, customer premises equipment and networking equipment. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competitive products into single chips or chipsets. By doing so, we are able to create products that when compared to many competing products:

  •
  Require less board space;

  •
  Reduce the use of external components lowering the system cost and simplifying design;

  •
  Offer superior performance improving our customers' end products;

  •
  Provide increased reliability and manufacturability, improving customer yields; and/or

  •
  Reduce system power requirements enabling smaller form factors and/or longer battery life.

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

  •
  Broad-based products, which include 8-bit microcontroller products, timing products (including clocks, precision clock & data recovery ICs and oscillators) and power products (including our isolators, current sensors, AC-DC converters and Power over Ethernet devices); and

  •
  Mature products, which include our silicon DAA for PC modems, DSL analog front end ICs, optical physical layer transceivers and RF Synthesizers.

        The following table summarizes the diverse product areas and applications for the various ICs that we have introduced to customers:

Product Areas and Description	Applications
RF Products

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

• Mobile phones
• Stand-alone AM/FM radios
• Personal computers
• Portable audio devices
• MP3/digital media players
• Navigation/GPS devices
• Satellite radios
• Home stereos
• Automotive infotainment systems

Product Areas and Description	Applications

EZRadio® Short-Range Wireless Transceivers
Our EZRadio family of fully integrated, low power, low data rate and low cost short range wireless ICs are designed to meet the needs of customers developing applications requiring a secure, point to point transmission such as industrial monitoring and control.

• Remote keyless entry • Home security monitors • Automated Meter Readers • Remote controls
Access Products

ISOmodem Embedded Modems
The ISOmodem embedded modems leverage innovative silicon DAA technology and a digital signal processor to deliver a globally compliant, very small analog modem for embedded applications like set-top boxes, Personal Video Recorders (PVRs) and fax capability in multi-function printers.

• Set-top and digital cable boxes
• Industrial monitoring
• Postage meters
• Security systems
• Remote medical monitoring
• Gaming consoles
• PVRs
• Point of sale (POS) terminals
• Fax machines and multi-function
  printers

ProSLIC Subscriber Line Interface Circuits
Our ProSLIC provides the analog subscriber line interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Our ProSLIC product family has offerings for short-haul applications suitable for the customer premises as well as long-haul applications suitable for the traditional telephone company central office.

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

• PBXs and IP telephony products

Product Areas and Description	Applications
Broad-based Products

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

• Switch mode power supplies • Ethernet/CAN networks • Isolated analog data acquisition

Product Areas and Description	Applications

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

• External modems • Residential gateways • Network interface devices

        During fiscal 2008, 2007 and 2006, sales of our mixed-signal products accounted for substantially all of our revenue.

Divestiture

        In March 2007, we sold our Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the "Aero product lines") to NXP B.V. and NXP Semiconductors France SAS (collectively "NXP"). These products represented about one third of our quarterly revenue at the time of the divestiture. We intend to selectively compete in wireless applications and have retained a substantial portion of our core RF intellectual property.

Customers, Sales and Marketing

        We market our products through our direct sales force, a network of independent sales representatives and distributors. Direct and distributor customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

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

        One of our distributors, Edom Technology, represented 31% of our fiscal 2008 revenues. Distributors are not considered end customers, but rather serve as a sales channel to our end customers. No other distributor accounted for 10% or more of revenues for fiscal 2008.

        During fiscal 2008, our ten largest end customers accounted for 39% of our revenues. No single end customer accounted for more than 10% of our revenues during this period. Our major customers include 2Wire, Huawei, LG Electronics, Motorola, Panasonic, Philips, Sagem, Samsung, Sony Ericsson and Thomson.

        We maintain numerous sales offices in North America, Europe and Asia. Revenue is attributed to a geographic area based on the end customer's shipped-to location. The percentage of our revenues to customers located outside of the United States was 88% in fiscal 2008. For further information regarding our revenues and long-lived assets by geographic area, see Note 15, Segment Information, to the Consolidated Financial Statements.

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

        Research and development expenses were $101.2 million, $89.3 million and $89.8 million in fiscal 2008, 2007 and 2006, respectively.

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

Analog Design Expertise in CMOS

        We believe that our most significant core competency is world-class analog design capability. Additionally, we strive to design substantially all of our ICs in standard CMOS processes. There are several modern process technologies for manufacturing semiconductors including CMOS, Bipolar, BiCMOS, silicon germanium and gallium arsenide. While it is significantly more difficult to design analog ICs in CMOS, CMOS provides multiple benefits versus existing alternatives, including significantly reduced cost, reduced technology risk and greater worldwide foundry capacity. CMOS is the most commonly used process technology for manufacturing digital ICs and as a result is most likely to be used for the manufacturing of ICs with finer line geometries. These finer line geometries can enable smaller and faster ICs. By designing our ICs in CMOS, we enable our products to benefit from this trend towards finer line geometries, which allows us to integrate more digital functionality into our mixed-signal ICs.

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

  •
  Integration, which enables third-party software with our ICs to create combined solutions; and

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

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2008, more than 85% of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain at about this level during fiscal 2009.

Backlog

        As of January 3, 2009, our backlog was approximately $45.8 million, compared to approximately $70.2 million as of December 29, 2007. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Backlog from distributors is not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

Competition

        The markets for semiconductors generally, and for analog and mixed-signal ICs in particular, are intensely competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We believe the principal competitive factors in our industry are:

•	Product size;	•	Power requirement;
•	Level of integration;	•	Customer support;
•	Product capabilities;	•	Reputation;
•	Reliability;	•	Ability to rapidly introduce new products to market; and
•	Price;	•	Intellectual property.
•	Performance;

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of January 3, 2009, we had approximately 870 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

        We claim copyright protection for proprietary documentation for our products. We have filed for registration, or are in the process of filing for registration, the visual images of certain ICs with the U.S. Copyright Office. We have registered the "Silicon Labs" logo and a variety of other product and product family names as trademarks in the United States and selected foreign jurisdictions. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other customary security measures. We intend to protect our rights vigorously, but there can be no assurance that our efforts will be successful. In addition, the laws of other countries in which our products are sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

        While our ability to effectively compete depends in large part on our ability to protect our intellectual property, we believe that our technical expertise and ability to introduce new products in a timely manner will be an important factor in maintaining our competitive position.

        Many participants in the semiconductor and electronics industries have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, third parties may assert infringement claims against us. We may not prevail in any such litigation or may not be able to license any valid and infringed patents from third parties on commercially reasonable terms, if at all. Litigation, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management's time. Any such litigation could materially adversely affect us. For further information regarding patent litigation, please see Part I, Item 3. Legal Proceedings.

        Our licenses include industry standard licenses with our vendors, such as wafer fabrication tool libraries, third party core libraries, computer-aided design applications and business software applications.

Employees

        As of January 3, 2009, we employed 727 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

Environmental Regulation

        Federal, state and local regulations impose various environmental controls on the storage, use, discharge and disposal of certain chemicals and gases used in the semiconductor industry. Our compliance with these laws and regulations has not had a material impact on our financial position or results of operations.

Available Information

        Our website address is www.silabs.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

We are subject to credit risks related to our accounts receivable

        We do not generally obtain letters of credit or other security for payment from customers, distributors or contract manufacturers. Accordingly, we are not protected against accounts receivable default or bankruptcy by these entities. The current economic situation could increase the likelihood of such defaults and bankruptcies. Our ten largest customers or distributors represent a substantial majority of our accounts receivable. If any such customer or distributor, or a material portion of our smaller customers or distributors, were to become insolvent or otherwise not satisfy their obligations to us, we could be materially harmed.

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

        Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense in fiscal 2008 was $101.2 million, or 24.3% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2008, our ten largest customers accounted for 39% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

        We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from customers located outside of the United States was 88% in fiscal 2008. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

Our products incorporate technology licensed from third parties

        We incorporate technology (including software) licensed from third parties in our products. We could be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology. Although a third party licensor is typically obligated to indemnify us if the licensed technology infringes on another party's intellectual property rights, such indemnification is typically limited in amount and may be worthless if the licensor becomes insolvent. See Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business. Furthermore, any failure of third party technology to perform properly would adversely affect sales of our products incorporating such technology.

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

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

        Most of TSMC's foundries and several of our assembly and test subcontractors' sites are located in Taiwan and our other assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all.

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

The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner and may decrease our gross margins due to higher unit costs

        The manufacturing of our products is a highly complex and technologically demanding process. Although we work closely with our foundries and assemblers to minimize the likelihood of reduced manufacturing yields, we have from time to time experienced lower than anticipated manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies, which could lower our gross profits. If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers' demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships.

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

        Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We believe the semiconductor industry is currently suffering a downturn due in large part to adverse conditions in the global credit and financial markets, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increased unemployment rates and general uncertainty regarding the economy. This downturn has had, and may continue to have, a material adverse effect on our business and operating results.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary facilities, housing engineering, sales and marketing, administration and test operations, are located in Austin, Texas. Our Austin, Texas operations currently occupy approximately 190,000 square feet of leased floor space with lease terms expiring at various dates through 2013. In addition to these properties, we lease smaller facilities in various locations in the United States, China, France, Germany, Hungary, Japan, Portugal, South Korea, Singapore, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

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

        On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of plaintiffs, plaintiffs' motion for class certification was withdrawn, without prejudice.

        As the litigation process is inherently uncertain, we are unable to predict the outcome of the above described matter. While we do maintain liability insurance, we could incur losses that are not covered by our liability insurance or that exceed the limits of our liability insurance. Such losses could have a material impact on our business and our results of operations or financial position.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 31, 2009, there were 148 holders of record of our common stock.

	High	Low
Fiscal Year 2007
First Quarter	$35.34	$28.90
Second Quarter	35.51	29.75
Third Quarter	42.76	34.13
Fourth Quarter	44.46	35.79
Fiscal Year 2008
First Quarter	$37.93	$25.39
Second Quarter	39.24	31.31
Third Quarter	35.23	28.74
Fourth Quarter	28.93	17.05

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

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG SILICON LABORATORIES INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on January 3, 2004, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended January 3, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 5, 2008 - November 1, 2008	—	$—	—	$13,286,023
November 2, 2008 - November 29, 2008	1,730,541	$21.96	1,730,541	$75,286,033
November 30, 2008 - January 3, 2009	—	$—	—	$75,286,033

Total	1,730,541	$21.96	1,730,541

        On October 29, 2008, we announced that our Board of Directors authorized a program to repurchase up to $100 million of our common stock. Such repurchases may occur over a 12-month period. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. Our prior repurchase program, which was announced in July 2007 and authorized the repurchase of up to $400 million of our common stock over a 24-month period, was completed in November 2008.

Item 6.    Selected Financial Data

        Please read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and the notes to those statements included in this Form 10-K. Financial data for fiscal years 2004 through 2006 has been reclassified to reflect the sale of our former Aero product lines as discontinued operations. The sale of these product lines closed in March 2007. See Note 3, Discontinued Operation, to the Consolidated Financial Statements for additional information.

	Fiscal Year
	2008		2007		2006		2005		2004
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$415,630		$337,461		$288,156		$238,587		$235,967
Operating income	43,656	(1)	23,097		6,052	(5)	18,945	(6)	40,235
Income from continuing operations	32,935	(1)	39,687		15,343	(5)	17,699	(6)	31,979
Income from discontinued operations, net of income taxes	—		165,149	(3)	15,815		29,807		44,714
Net income	$32,935	(1)	$204,836	(3)	$31,158	(5)	$47,506	(6)	$76,693
Income from continuing operations per share:
Basic	$0.68		$0.72		$0.28		$0.33		$0.62
Diluted	$0.67		$0.70		$0.27		$0.32		$0.58
Consolidated Balance Sheet Data
Cash, cash equivalents and investments	$325,360	(2)	$572,974	(4)	$386,292		$363,710		$277,106
Working capital	289,716	(2)	599,300	(4)	402,085		369,304		294,557
Total assets	624,245	(2)	840,246	(4)	686,995		601,062		481,122
Long-term obligations	48,789		43,309		16,691		7,418		2,570
Total stockholders' equity	502,460	(2)	703,545		568,682		498,048		399,484

(1)
Includes a charge for in-process research and development costs in connection with our acquisition of Integration Associates.

(2)
Reflects repurchases of our common stock in fiscal 2008.

(3)
Includes a gain on the sale of our Aero product lines, net of related income taxes.

(4)
Includes proceeds from the sale of our Aero product lines, less repurchases of our common stock in fiscal 2007.

(5)
As discussed in Note 2 to the Consolidated Financial Statements, at the beginning of fiscal 2006, we changed our method of accounting for stock-based compensation to conform to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R).

(6)
Includes a charge for acquired research and development costs in connection with our acquisition of Silicon MAGIKE.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal year 2008 had 53 weeks with the extra week occurring in the first quarter of the year and ended on January 3, 2009. Fiscal years 2007 and 2006 were 52-week years and ended December 29, 2007 and December 30, 2006, respectively. Except as noted, financial results are for continuing operations. Our former Aero product lines are reported as discontinued operations. The sale of these product lines closed in March 2007.

Overview

        We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include 2Wire, Huawei, LG Electronics, Motorola, Panasonic, Philips, Sagem, Samsung, Sony Ericsson and Thomson.

        As a "fabless" semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We rely on third-parties in Asia to assemble, package, and, in almost all cases, test these devices and ship these units to our customers. Testing performed by such third parties facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

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

  •
  Access products, which include our ISOmodem embedded modems and Voice over IP (VoIP) products, such as our ProSLIC subscriber line interface circuits and voice direct access arrangement (DAA);

  •
  Broad-based products, which include 8-bit microcontroller products, timing products (including clocks, precision clock & data recovery ICs and oscillators) and power products (including our isolators, current sensors, AC-DC converters and Power over Ethernet devices); and

  •
  Mature products, which include our silicon DAA for PC modems, DSL analog front end ICs, optical physical layer transceivers and RF Synthesizers.

        Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In July 2008, we completed the acquisition of Integration Associates, a privately-held company that designed and developed silicon solutions for wireless, wireline and power applications for a wide range of systems. Products acquired include AC-DC converters and the EZRadio family of short range wireless

ICs designed for point to point data transmission for consumer and industrial monitoring and control, such as remote keyless entry, security monitoring and other near range wireless applications.

        In fiscal 2008, we introduced the expansion of our Any-Rate Precision Clock family with a jitter-attenuating clock multiplier IC that meets or exceeds the performance, integration, frequency and jitter requirements for the 1G and 10G Synchronous Ethernet (SyncE) market, a new family of clock generators and buffers, an integrated automotive AM/FM radio receiver IC, a 100% CMOS oscillator, a highly integrated automotive communications controller, a family of integrated isolated gate drivers, four new FM receivers with embedded antenna support, a single-chip digital video demodulator, a single input, single output jitter-attenuating clock multiplier IC, two high-performance radio data system (RDS) receivers for portable and in-car navigation devices, a family of fully-integrated AM/FM radio receivers with weather band coverage and expanded our microcontroller portfolio with the addition of low voltage microcontrollers capable of operating down to 0.9 volts and new small form factor microcontrollers with EPROM. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

        We had no customers that accounted for more than 10% of our revenues during fiscal 2008, 2007 or 2006. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. One of our distributors, Edom Technology, represented 31% of our revenues during fiscal 2008. Two of our distributors, Edom and Avnet, represented 36% and 10% of our revenues during fiscal 2007, and 33% and 13% of our revenues during fiscal 2006, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal 2008, 2007 or 2006.

        The percentage of our revenues derived from customers located outside of the United States was 88% in fiscal 2008, 87% in fiscal 2007 and 84% in fiscal 2006, which reflects our product and customer diversification and market penetration for our products, as many of our customers manufacture and design their products in Asia. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

        Because many of our ICs are designed for use in consumer products such as personal computers, personal video recorders, set-top boxes, portable navigation devices and mobile handsets, we expect that the demand for our products will be typically subject to some degree of seasonal demand. However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

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

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues	38.5	38.6	34.9

Gross profit	61.5	61.4	65.1
Operating expenses:
Research and development	24.3	26.5	31.2
Selling, general and administrative	24.2	28.1	30.9
In-process research and development	2.5	—	0.9

Operating expenses	51.0	54.6	63.0

Operating income	10.5	6.8	2.1
Other income (expense):
Interest income	2.5	7.3	4.7
Interest expense	(0.1)	(0.2)	(0.3)
Other income (expense), net	(0.1)	(0.1)	0.3

Income from continuing operations before income taxes	12.8	13.8	6.8
Provision for income taxes	4.9	2.0	1.5

Income from continuing operations	7.9	11.8	5.3
Income from discontinued operations, net of income taxes	—	48.9	5.5

Net income	7.9%	60.7%	10.8%

Comparison of Fiscal 2008 to Fiscal 2007

Revenues

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change	% Change
Revenues	$415.6	$337.5	$78.1	23.2%

        The growth in the sales of our products in fiscal 2008 was driven primarily by increased revenues from all of our product groups. Unit volumes of our products increased compared to fiscal 2007 by 50.8%. Average selling prices decreased during the same period by 19.4%. Unit volumes and average selling prices were substantially affected by the addition of certain high volume, low average selling price products through the Integration Associates acquisition. Excluding the Integration Associates products, during the same period, unit volumes increased by 28.1% and average selling prices decreased by only 8.1%. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset these decreases to some degree.

Gross Profit

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change	% Change
Gross profit	$255.8	$207.2	$48.6	23.4%
Percent of revenue	61.5%	61.4%

        The increase in the dollar amount of gross profit in fiscal 2008 was primarily due to our increased sales.

        We may experience declines in the average selling prices of certain of our products. This downward pressure on gross profit as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors.

Research and Development

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change	% Change
Research and development	$101.2	$89.3	$11.9	13.3%
Percent of revenue	24.3%	26.5%

        The increase in research and development expense in fiscal 2008 was principally due to (a) an increase of $8.6 million for personnel-related expenses, (b) $2.7 million of reduced occupancy and IT support costs during fiscal 2007, which were billed to NXP in connection with our transition services agreement (TSA) which has now expired, and (c) an increase of $1.8 million for product introduction costs. These impacts were partially offset by increased foreign research credits and incentives of $1.2 million for the recent period. The decrease in research and development expense as a percent of revenues is due to our increased sales.

        Significant recent development projects include the expansion of our Any-Rate Precision Clock family, a new family of clock generators and buffers, an integrated automotive AM/FM radio receiver IC, a 100% CMOS oscillator, a highly integrated automotive communications controller, a family of integrated isolated gate drivers, four new FM receivers with embedded antenna support, a single-chip digital video demodulator, a single input, single output jitter-attenuating clock multiplier IC, two high-performance radio data system (RDS) receivers for portable and in-car navigation devices, a family of fully-integrated AM/FM radio receivers with weather band coverage and we further expanded our microcontroller portfolio. We expect that research and development expense will remain relatively stable in absolute dollars and may fluctuate as a percentage of revenue due to changes in sales and the timing of certain expensive items related to new product development initiatives, such as engineering mask and wafer costs.

Selling, General and Administrative

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change	% Change
Selling, general and administrative	$100.7	$94.8	$5.9	6.2%
Percent of revenue	24.2%	28.1%

        The increase in selling, general and administrative expense in fiscal 2008 was principally due to (a) an increase of $6.4 million for personnel-related expenses, (b) $1.0 million of reduced occupancy costs during fiscal 2007 which were billed to NXP in connection with our TSA, and (c) an increase of $0.7 million for sales commissions. These impacts were partially offset by decreased legal fees, primarily related to litigation, of $2.6 million. The decrease in selling, general and administrative expense as a percent of revenues is due to our increased sales. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in future periods.

In-Process Research and Development

        In-process research and development (IPR&D) recorded in connection with the acquisition of Integration Associates was $10.3 million in fiscal 2008. The IPR&D projects included optoelectronic, power, and radio transmitter and transceiver technologies. The optoelectronic projects are used for infrared data communications and proximity sensing. The power projects enable AC-DC conversion in power supply systems. The radio transmitters and transceivers projects enable the delivery of data over proprietary, short range wireless links. The fair value of each project was determined using the income approach. The discount rate applicable to the cash flows was 20%. This rate reflects the weighted-average cost of capital and the risks inherent in the development process.

        We estimate that these projects ranged from 30% to 84% complete at the date of acquisition. The remaining research and development efforts include additional design, integration and testing. We project the costs to complete the projects will be $2.8 million as of January 3, 2009. The significant risks associated with the successful completion of these projects include our potential inability to finish the product designs, produce working models and gain customer acceptance. Failure to complete these projects in a timely manner could result in lost revenues. Projected costs to complete the projects have been consistent with our assumptions at the time of the acquisition. We do not expect the products in design derived from these technologies to begin to contribute to revenues prior to the third or fourth quarter of fiscal 2009.

        There was no IPR&D in fiscal 2007.

Interest Income

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change
Interest income	$10.4	$24.5	$(14.1)

        The decrease in interest income for the recent period was due to lower interest rates on the underlying instruments and lower average cash and investment balances.

Interest Expense

        Interest expense in fiscal 2008 was $0.4 million compared to $0.6 million in fiscal 2007.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2008 was $(0.6) million compared to $(0.5) million in fiscal 2007.

Provision for Income Taxes

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change
Provision for income taxes	$20.2	$6.8	$13.4
Effective tax rate	38.0%	14.7%

        The effective tax rate for fiscal 2008 was higher than fiscal 2007 primarily due to a one-time tax cost associated with the intercompany licensing of certain intellectual property, the unfavorable impact of a reduction in tax exempt interest income and the non-deductible write-off of in-process research and development costs. These increases were partially offset by an increase in the foreign tax rate benefit and the reduction of the liability for unrecognized tax benefits due to the closure of an open tax year.

        In fiscal 2008, we aligned, through an intercompany license, the non-U.S. intellectual property rights associated with the acquisition of Integration Associates with existing non-U.S. rights currently owned by one of our non-U.S. subsidiaries. This transfer resulted in a one-time increase in the 2008 effective tax rate.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax exempt interest income, the limited deductibility of stock compensation expense and other permanent items including reductions of the liability for unrecognized tax benefits and non-deductible in-process research and development.

Income from Discontinued Operations, Net of Income Taxes

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change
Income from discontinued operations, net of income taxes	$—	$165.1	$(165.1)

        Revenues from our discontinued operations in fiscal 2008 were zero, as compared to $46.3 million in fiscal 2007. Income from our discontinued operations in fiscal 2007 included a gain on the sale of our Aero product lines of $224.9 million and a provision for income taxes of $62.2 million. We do not expect to recognize any additional revenue from our discontinued operations. See Note 3, Discontinued Operation, to the Consolidated Financial Statements for additional information.

Comparison of Fiscal 2007 to Fiscal 2006

Revenues

	Year Ended
(in millions)	December 29, 2007	December 30, 2006	Change	% Change
Revenues	$337.5	$288.2	$49.3	17.1%

        The growth in the sales of our products in fiscal 2007 was primarily driven by increased revenues from our broadcast and microcontroller products. Such growth was offset in part by a decline in revenues from our VoIP products. Unit volumes of our products increased compared to fiscal 2006 by 36.6%. Average selling prices decreased during the same period by 14.6%.

Gross Profit

	Year Ended
(in millions)	December 29, 2007	December 30, 2006	Change	% Change
Gross profit	$207.2	$187.5	$19.7	10.5%
Percent of revenue	61.4%	65.1%

        The decrease in gross profit as a percent of revenue in fiscal 2007 was primarily due to changes in product mix.

Research and Development

	Year Ended
(in millions)	December 29, 2007	December 30, 2006	Change	% Change
Research and development	$89.3	$89.8	$(0.5)	(0.5)%
Percent of revenue	26.5%	31.2%

        The decrease in research and development expense in fiscal 2007 was principally due to (a) a $2.7 million reduction in occupancy and IT support costs allocated to research and development, due to our TSA with NXP, (b) decreased depreciation of $1.6 million, and (c) decreased product introduction costs of $1.5 million. This decrease was offset in part by $5.1 million of increased stock compensation and other personnel-related expenses.

Selling, General and Administrative

	Year Ended
(in millions)	December 29, 2007	December 30, 2006	Change	% Change
Selling, general and administrative	$94.8	$89.0	$5.8	6.5%
Percent of revenue	28.1%	30.9%

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

In-process Research and Development

        In-process research and development (IPR&D) related to the acquisition of Silembia was $2.6 million in fiscal 2006. There was no IPR&D in fiscal 2007.

Interest Income

	Year Ended
(in millions)	December 29, 2007	December 30, 2006	Change
Interest income	$24.5	$13.7	$10.8

        The increase in interest income in fiscal 2007 was primarily due to greater cash and short-term investments balances, and to a lesser extent, an increase in interest rates of the underlying instruments.

Interest Expense

        Interest expense in fiscal 2007 was $0.6 million compared to $0.9 million in fiscal 2006.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2007 was $(0.5) million compared to $0.7 million in fiscal 2006.

Provision for Income Taxes

	Year Ended
(in millions)	December 29, 2007	December 30, 2006	Change
Provision for income taxes	$6.8	$4.3	$2.5
Effective tax rate	14.7%	22.0%

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

Income from Discontinued Operations, Net of Income Taxes

	Year Ended
(in millions)	December 29, 2007	December 30, 2006	Change
Income from discontinued operations, net of income taxes	$165.1	$15.8	$149.3

        Revenues from our discontinued operations in fiscal 2007 were $46.3 million, as compared to $176.4 million in fiscal 2006. Income from our discontinued operations in fiscal 2007 included a gain on the sale of our Aero product lines of $224.9 million and a provision for income taxes of $62.2 million.

See Note 3, Discontinued Operation, to the Consolidated Financial Statements for additional information.

Business Outlook

        While we achieved good operating results for fiscal 2008, deteriorating economic conditions have resulted in more cautious customer spending behavior and generally lower demand for our products. We cannot predict the severity, duration or precise impact of the economic downturn on our future financial results. Consequently, our reported results for the fourth quarter and fiscal year 2008 may not be indicative of our future results.

        We expect revenues in the first quarter of fiscal 2009 to be down 20 to 25 percent sequentially. Furthermore, we expect our diluted net loss per share to be in the range of $(0.06) to $(0.10).

Liquidity and Capital Resources

        Our principal sources of liquidity as of January 3, 2009 consisted of $273.5 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of municipal bonds and U.S government agency notes.

        Our long-term investments consist primarily of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of January 3, 2009, we held $58.0 million par value auction-rate securities, all of which experienced failed auctions. The securities had previously been valued using quoted prices in active markets. When the auctions began to fail, quoted prices for the securities were no longer observable. As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.

        The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $52.8 million were guaranteed by the U.S. government and the remaining $5.2 million were privately insured. $54.8 million of the auction-rate securities had credit ratings of AAA and $3.2 million had credit ratings of AA. These securities had contractual maturity dates ranging from 2025 to 2047 and were yielding 1.4% to 7.0% per year at January 3, 2009. We are receiving the underlying cash flows on all of our auction-rate securities. The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. As such, our auction-rate securities have been classified as long-term investments as of January 3, 2009.

        In November 2008, we entered into an agreement with UBS AG, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them. As of January 3, 2009, we held $26.2 million par value auction-rate securities purchased from UBS. We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides us with access to loans of up to 75% of the par value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities. As of January 3, 2009, we had no loans outstanding under this agreement.

        We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities and we have the ability and intent to hold our non-UBS investments for a period of time sufficient to allow for any anticipated recovery in market value or final settlement at the underlying par value. See Note 5, Financial Instruments, to the Consolidated Financial Statements for additional information.

        Net cash provided by operating activities was $119.7 million during fiscal 2008, compared to net cash provided of $44.0 million during fiscal 2007. Operating cash flows during fiscal 2008 reflect our net income of $32.9 million, adjustments of $72.0 million for depreciation, amortization, deferred income taxes, stock compensation and in-process research and development, and a net cash inflow of $14.8 million due to changes in our operating assets and liabilities.

        Accounts receivable decreased to $36.1 million at January 3, 2009 from $51.2 million at December 29, 2007. The decrease in accounts receivable resulted primarily from most of the quarter's shipments occurring in the first half of the three month period ended January 3, 2009 versus more equally distributed shipments in the prior year. Our average days sales outstanding (DSO) decreased to 33 days at January 3, 2009 from 46 days at December 29, 2007.

        Inventory decreased to $28.3 million at January 3, 2009 from $28.6 million at December 29, 2007. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 65 days at January 3, 2009 and 70 days at December 29, 2007.

        Net cash provided by investing activities was $69.2 million during fiscal 2008, compared to net cash provided of $256.9 million during fiscal 2007. The decrease was principally due to a decrease in cash proceeds of $256.5 million from the sale of our Aero product lines and an increase of $69.9 million used for the acquisition of businesses, offset by an increase of $143.9 million in net proceeds from sales and maturities of available-for-sale investments. Net cash provided by investing activities during fiscal 2008 includes receipt of the $14.3 million previously held in escrow in connection with the sale of the Aero product lines.

        We anticipate capital expenditures of approximately $10 to $15 million for fiscal 2009. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

        Net cash used in financing activities was $281.0 million during fiscal 2008, compared to net cash used of $140.0 million during fiscal 2007. The increase was principally due to an increase of $128.8 million for repurchases of our common stock and a decrease of $12.6 million from proceeds from the issuance of common stock. In July 2007 and October 2008, our Board of Directors authorized programs to repurchase up to $400 million and $100 million of our common stock, respectively.

        Net cash provided by discontinued operations was zero during fiscal 2008. Net cash provided by discontinued operations during fiscal 2007 was $35.4 million, which included adjustments of $26.2 million for proceeds from the exercise of stock options from employees who were hired by NXP in connection with the sale of the Aero product lines and $7.4 million for stock compensation.

Contractual Obligations

        The following table summarizes our contractual obligations as of January 3, 2009 (in thousands):

	Payments due by period
	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease obligations(1)	$39,535	$9,739	$7,428	$6,460	$6,344	$2,586	$6,978
Purchase obligations(2)	27,324	26,671	393	260	—	—	—
Other long-term obligations(3)	1,427	—	1,404	23	—	—	—

(1)
Operating lease obligations include amounts for leased facilities.

(2)
Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(3)
We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See Note 14, Income Taxes, to the Consolidated Financial Statements for additional information.

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

Off-Balance Sheet Arrangements

        In March 2006, we entered into an operating lease agreement and a related participation agreement for a facility at 400 W. Cesar Chavez ("400 WCC") in Austin, Texas for our corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $4.8 million over the remaining term assuming LIBOR averages 1.47% during such term).

        In March 2008, we entered into an operating lease agreement and a related participation agreement for a facility at 200 W. Cesar Chavez ("200 WCC") in Austin, Texas for the expansion of our corporate headquarters. The lease has a term of five years. The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $6.4 million over the remaining term assuming LIBOR averages 1.47% during such term).

        We have granted certain rights and remedies to the lessors in the event of certain defaults, including the right to terminate the leases, to bring suit to collect damages, and to compel us to purchase the facilities. The leases contain other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million. If our unencumbered cash and highly-rated short-term investments are less than $150 million, we must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1. As of January 3, 2009, we believe we were in compliance with all covenants of the leases.

        During the terms of the leases, we have on-going options to purchase the buildings for purchase prices of approximately $44.3 million for 400 WCC and $50.1 million for 200 WCC. Alternatively, we can cause each such property to be sold to third parties provided we are not in default under that property's lease. We are contingently liable on a first dollar loss basis for up to $35.3 million to the extent that the 400 WCC sale proceeds are less than the $44.3 million purchase option and up to $40.0 million to the extent that the 200 WCC sale proceeds are less than the $50.1 million purchase option.

        In accordance with FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, we determined that the fair value associated with the guaranteed residual values was $1.0 million for 400 WCC and $1.2 million for 200 WCC, as of the inception of the leases. These amounts were recorded in "Other assets, net" and "Long-term obligations and other liabilities" in the Consolidated Balance Sheets and are being amortized over the term of the leases.

        We are required to periodically evaluate the expected fair value of each facility at the end of the lease terms. If we determine that it is estimable and probable that the expected fair values will be less than $44.3 million for 400 WCC and $50.1 million for 200 WCC, we will ratably accrue the loss up to a maximum of approximately $35.3 million and $40.0 million, respectively, over the remaining lease terms as additional rent expense. As of January 3, 2009, we do not believe that a loss contingency accrual is required for either property. However, a prolonged economic downturn could increase the likelihood of such a loss accrual.

        In connection with our headquarters leases, during fiscal 2008 we entered into interest rate swap agreements as a hedge against the variable rent under the leases. Under the terms of the swap agreements, we have effectively converted the variable rents to fixed rents through March 2011 for 400 WCC and March 2013 for 200 WCC. See Note 5, Financial Instruments, to the Consolidated Financial Statements for additional information.

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

        Inventory valuation—We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates. In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than 12 months. We also adjust the valuation of inventory when its standard cost exceeds the estimated market value. We assess the potential for any unusual customer returns based on known quality or business issues and write-off inventory losses for scrap or non-saleable material. Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand. The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

        Stock compensation—We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income in accordance with FASB SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R). The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 11, Stockholders' Equity and Stock-Based Compensation, to the Consolidated Financial Statements for a further discussion on stock-based compensation.

        Long-term investments—Our long-term investments consist primarily of auction-rate securities. We determine the fair value of our long-term auction-rate securities using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities. For the available-for-sale auction-rate securities, if the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is recorded as an impairment charge in the Consolidated Statement of Income. Impairments that we conclude are temporary are recorded in accumulated other comprehensive loss.

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

        We adopted FASB Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, at the beginning of fiscal 2007. As a result of the adoption of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Recent Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on our current operations, we do not expect that the adoption of SFAS 162 will have a material impact on our financial position or results of operations.

        In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on our current operations, we do not expect that the adoption of FSP FAS 142-3 will have a material impact on our financial position or results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Based on our current operations, we do not expect that the adoption of SFAS 161 will have a material impact on our financial position or results of operations.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007. As of the date of the adoption, SFAS 159 did not have a material impact on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB amended SFAS 157 by issuing FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FAS No. 157-2, Effective Date of FASB Statement No. 157. In October 2008, the FASB amended SFAS 157 by issuing FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted certain provisions of SFAS 157 effective December 30, 2007 (see Note 6, Fair Value of Financial Instruments, to the Consolidated Financial Statements for additional information). Based on our current operations, we do not expect that the adoption of the provisions deferred by FSP FAS 157-2 will have a material impact on our financial position or results of operations. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our investment portfolio holdings as of January 3, 2009 and December 29, 2007, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $3.3 million and $5.7 million, respectively. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

        We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We have entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The fair value of the interest rate swap agreements at January 3, 2009 was a $5.6 million obligation.

Long-term Investments

        Our long-term investments consist primarily of auction-rate securities. Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of January 3, 2009, we held $58.0 million par value auction-rate securities, all of which experienced failed auctions during the year. The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge. In November 2008, we entered into an agreement with UBS, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them. As of January 3, 2009, we held $26.2 million par value auction-rate securities purchased from UBS. We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. See Note 5, Financial Instruments, to the Consolidated Financial Statements for additional information.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 3, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended January 3, 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of January 3, 2009, our internal control over financial reporting is effective based on those criteria.

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

Item 10.    Directors, Executive Officers and Corporate Governance

        Set forth below is information regarding the executive officers and directors of Silicon Laboratories as of January 31, 2009.

Name	Age	Position
Navdeep S. Sooch	46	Chairman of the Board
Necip Sayiner	43	Chief Executive Officer, President and Director
William G. Bock	58	Chief Financial Officer and Senior Vice President
Jonathan D. Ivester	53	Senior Vice President of Worldwide Operations
Kurt W. Hoff	51	Vice President of Worldwide Sales
Paul V. Walsh, Jr.	44	Chief Accounting Officer and Vice President of Finance
David R. Welland	53	Vice President and Director
Harvey B. Cash	70	Director
Nelson C. Chan	47	Director
R. Ted Enloe III	70	Director
Kristen M. Onken	59	Director
Laurence G. Walker	60	Director
William P. Wood	53	Director

        Navdeep S. Sooch co-founded Silicon Laboratories in August 1996 and has served as Chairman of the Board since our inception. Mr. Sooch served as our Chief Executive Officer from our inception through the end of fiscal 2003 and served as interim Chief Executive Officer from April 2005 to September 2005. From March 1985 until founding Silicon Laboratories, Mr. Sooch held various positions at Crystal Semiconductor/Cirrus Logic, a designer and manufacturer of integrated circuits, including Vice President of Engineering, as well as Product Planning Manager of Strategic Marketing and Design Engineer. From May 1982 to March 1985, Mr. Sooch was a Design Engineer with AT&T Bell Labs. Mr. Sooch holds a B.S. in Electrical Engineering from the University of Michigan, Dearborn and an M.S. in Electrical Engineering from Stanford University.

        Necip Sayiner has served as director, President and Chief Executive Officer since September 2005. Prior to joining Silicon Laboratories, Mr. Sayiner held various leadership positions at Agere Systems Inc. From August 2004 to September 2005, Mr. Sayiner served as Vice President and General Manager of Agere's Enterprise and Networking Division and from March 2002 to August 2004 he served as Vice President and General Manager of Agere's Networking IC Division. Mr. Sayiner holds a B.S. in electrical engineering and physics from Bosphorus University in Turkey, an M.S. in Electrical Engineering from Southern Illinois University, and a Ph.D. in Electrical Engineering from the University of Pennsylvania.

        William G. Bock has served as Senior Vice President of Finance and Administration and Chief Financial Officer since November 2006. Mr. Bock joined Silicon Laboratories as a director in March 2000, and served as Chairman of the audit committee until November 2006 when he stepped down from the Board of Directors to assume his current role. From April 2001 to November 2006, Mr. Bock participated in the venture capital industry, principally as a partner with CenterPoint Ventures. From February 1997 to March 2001, Mr. Bock led DAZEL Corporation, a provider of electronic information delivery systems, initially as its President and Chief Executive Officer and subsequent to its acquisition by Hewlett-Packard in June 1999 as an HP Vice President and General Manager. Prior to 1997, Mr. Bock served as Chief Operating Officer of Tivoli Systems, a client server software company acquired by IBM in March 1996, in senior sales and financial management positions with Convex Computer Corporation and began his career with Texas Instruments. Mr. Bock holds a B.S. in Computer Science from Iowa State University and an M.S. in Industrial Administration from Carnegie Mellon University.

        Jonathan D. Ivester joined Silicon Laboratories in September 1997 as Vice President. He served as Vice President of Worldwide Operations since May 2005. Mr. Ivester was promoted to Senior Vice President of Worldwide Operations in June 2008. From May 1984 to September 1997, Mr. Ivester was with Applied Materials, a supplier of equipment and services to the semiconductor industry, and served as Director of Manufacturing and Director of U.S. Procurement in addition to various engineering and manufacturing management positions. Mr. Ivester was a scientist at Bechtel Corporation, an engineering and construction company, from 1980 to 1982 and at Abcor, Inc., an ultrafiltration company and subsidiary of Koch Industries, from 1978 to 1980. Mr. Ivester holds a B.S. in Chemistry from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

        Kurt W. Hoff has served as Vice President of Worldwide Sales for Silicon Laboratories since July 2007. From 2005 until July 2007, he managed the company's European sales and operations. Prior to joining Silicon Laboratories in 2005, Mr. Hoff served as president, chief executive officer and director of Cognio, a spectrum management company. Mr. Hoff also managed the operations and sales of C-Port Corporation, a network processor company acquired by Motorola in May 2000. Additionally, Mr. Hoff spent 10 years in various sales positions at AMD. Mr. Hoff holds an M.B.A. from the University of Chicago and a B.S. degree in Physics from the University of Illinois.

        Paul V. Walsh, Jr. joined Silicon Laboratories in January 2004 as Director of Finance, Worldwide Operations, and was appointed Corporate Controller in May 2005. In November 2006, Mr. Walsh was promoted to Vice President and Chief Accounting Officer. In January 2009, Mr. Walsh was appointed to the Board of Directors of Grande Communications Holdings, Inc., a provider of cable, internet and phone services, and will serve as the Chairman of the Audit Committee and as a member of the Finance Committee. Prior to joining Silicon Laboratories, Mr. Walsh was Site Controller from February 2003 to January 2004 with PerkinElmer, a supplier to the health sciences and photonics markets. From 1992 to 2003, Mr. Walsh held various operational, finance and management roles at Teradyne and Analog Devices. Mr. Walsh received his B.S. in Mechanical Engineering from the University of Maine, and an M.B.A from Boston University.

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

        Harvey B. Cash has served as a director of Silicon Laboratories since June 1997. Mr. Cash has served as general partner of InterWest Partners, a venture capital firm, since 1986. Mr. Cash currently serves on the Board of Directors of the following public companies: Ciena Corporation, a designer and manufacturer of dense wavelength division multiplexing systems for fiber optic networks; Argo Group International Holdings, Ltd., a specialty insurance company; and First Acceptance Corp, a provider of low-cost auto insurance. Mr. Cash holds a B.S. in Electrical Engineering from Texas A&M University and an M.B.A. from Western Michigan University.

        Nelson C. Chan has served as a director of Silicon Laboratories since September 2007. Mr. Chan is an independent consultant in the semiconductor and consumer electronics industry. From December 2006 through July 2008, Mr. Chan served as president and chief executive officer of Magellan, a leading maker of GPS devices for consumer and professional applications. He also serves on the board of directors of Synaptics Incorporated, a provider of user interface solutions for mobile electronic appliances. From 1992 through 2006, Mr. Chan served in various senior management positions with SanDisk Corporation, including most recently as Executive Vice President and General Manager of the Consumer Business. From 1983 to 1992, Mr. Chan held various marketing and engineering positions at Chips and Technologies, Signetics, and Delco Electronics. Mr. Chan holds a B.S. in Electrical and Computer Engineering from the University of California at Santa Barbara, and an M.B.A. from Santa Clara University.

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

        Kristen M. Onken has served as a director of Silicon Laboratories since September 2007. Ms. Onken retired from Logitech in May 2006, a maker of electronics peripherals, where she served as Senior Vice President, Finance, and Chief Financial Officer from February 1999 to May 2006. From September 1996 to February 1999, Ms. Onken served as Vice President of Finance at Fujitsu PC Corporation, the U.S. subsidiary of the Japanese electronics manufacturer. From 1991 to September 1996, Ms. Onken was employed by Sun Microsystems initially as Controller of the Southwest Area, and later as Director of Finance, Sun Professional Services. Ms. Onken holds a B.S. from Southern Illinois University, and an M.B.A. in Finance from the University of Chicago.

        Laurence G. Walker has served as a director of Silicon Laboratories since June 2003. Previously, Mr. Walker co-founded and served as Chief Executive Officer of C-Port Corporation, a pioneer in the network processor industry, which was acquired by Motorola in 2000. Following the acquisition, Mr. Walker served as Vice President of Strategy for Motorola's Network and Computing Systems Group and then as Vice President and General Manager of the Network and Computing Systems Group until 2002. From August 1996 to May 1997, Mr. Walker served as Chief Executive Officer of CertCo, a digital certification supplier. Mr. Walker served as Vice President and General Manager, Network Products Business Unit, of Digital Equipment Corporation, a computer hardware company, from January 1994 to July 1996. From 1981 to 1994, he held a variety of other management positions at Digital Equipment Corporation. Mr. Walker holds a B.S. in Electrical Engineering from Princeton University and an M.S. and Ph.D. in Electrical Engineering from the Massachusetts Institute of Technology.

        William P. Wood has served as a director of Silicon Laboratories since March 1997 and as Lead Director since December 2005. Since 1996, Mr. Wood has also served as general partner of various funds associated with Silverton Partners, a venture capital firm. From 1984 to 2003, Mr. Wood was a general partner, and for certain funds created since 1996, a special limited partner, of various funds associated with Austin Ventures, a venture capital firm. Mr. Wood holds a B.A. in History from Brown University and an M.B.A. from Harvard University.

        The remaining information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal One: Election of Directors", "Executive Compensation", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics."

Item 11.    Executive Compensation

        The information under the caption "Executive Compensation" and "Proposal One: Election of Directors" appearing in the Proxy Statement, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information under the caption "Ownership of Securities" and "Equity Compensation Plan Information" appearing in the Proxy Statement, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information under the caption "Certain Relationships and Related Transactions, and Director Independence " appearing in the Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

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

(b)
Exhibits

Exhibit Number
2.1*	Agreement and Plan of Reorganization, dated June 24, 2008, by and among Silicon Laboratories Inc., Irving Merger Sub, Inc., Integration Associates Incorporated and Shareholder Representative Services, LLC (filed as Exhibit 2.1 to the Form 8-K filed June 25, 2008).
3.1*
Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).
3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004).
4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).
10.1*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

Exhibit Number
10.2*+	Silicon Laboratories Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-60794) filed on May 11, 2001).
10.3*+
Form of Stock Option Agreement and Notice of Grant of Stock Option under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).
10.4*+	Form of Addendum to Stock Option Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).
10.5*+	Form of Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).
10.6*+	Form of Addendum to Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).
10.7*+	Silicon Laboratories Inc. Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005).
10.8*+	Employment Agreement dated August 30, 2005 between Silicon Laboratories Inc. and Dr. Necip Sayiner (filed as Exhibit 10.1 to the Form 8-K filed September 12, 2005).
10.9*+	Employment Agreement dated November 3, 2006 between Silicon Laboratories Inc. and William Bock (filed as Exhibit 10.1 to the Form 8-K filed November 8, 2006).
10.10*
Lease, Deed of Trust and Security Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc. and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2006).
10.11*
Participation Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc., Wells Fargo Bank Northwest, National Association and various other financial institutions named therein (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 5, 2006).
10.12*
Sale and Purchase Agreement dated February 8, 2007 by and between NXP B.V., NXP Semiconductors France SAS, Silicon Laboratories Inc. and Silicon Laboratories International Pte. Ltd. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007).
10.13*
Intellectual Property License Agreement dated as of March 23, 2007, by and among Silicon Laboratories Inc., Silicon Laboratories International Pte. Ltd., NXP B.V. and NXP Semiconductors France SAS (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2007).
10.14*+
Amendment to Stock Options Agreement between Silicon Laboratories Inc. and William G. Bock dated July 19, 2007 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 20, 2007).
10.15*
Lease, Deed of Trust and Security Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2008).

Exhibit Number
10.16*	Participation Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC, Wells Fargo Bank Northwest, National Association and various other financial institutions named therein (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 19, 2008).
10.17*+	Silicon Laboratories Inc. 2009 Bonus Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 29, 2009).
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page to this Form 10-K).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley
31.2	Certification of the Principal Accounting Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference to the indicated filing.

+
Management contract or compensatory plan or arrangement

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 9, 2009.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	February 9, 2009
/s/ NECIP SAYINER Necip Sayiner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2009
/s/ WILLIAM G. BOCK William G. Bock	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2009
/s/ PAUL V. WALSH, JR. Paul V. Walsh, Jr.	Vice President (Principal Accounting Officer)	February 9, 2009

Name	Title	Date

/s/ DAVID R. WELLAND David R. Welland	Vice President and Director	February 9, 2009
/s/ HARVEY B. CASH Harvey B. Cash	Director	February 9, 2009
/s/ NELSON C. CHAN Nelson C. Chan	Director	February 9, 2009
/s/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	February 9, 2009
/s/ KRISTEN M. ONKEN Kristen M. Onken	Director	February 9, 2009
/s/ LAURENCE G. WALKER Laurence G. Walker	Director	February 9, 2009
/s/ WILLIAM P. WOOD William P. Wood	Director	February 9, 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited Silicon Laboratories Inc.'s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silicon Laboratories Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 2009 of Silicon Laboratories Inc. and our report dated February 10, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 10, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of January 3, 2009 and December 29, 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 3, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at January 3, 2009 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Laboratories Inc.'s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 10, 2009

Silicon Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 3, 2009	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$172,272	$264,408
Short-term investments	101,267	308,566
Accounts receivable, net of allowance for doubtful accounts of $1,011 at January 3, 2009 and $517 at December 29, 2007	36,144	51,211
Inventories	28,293	28,587
Deferred income taxes	6,439	6,025
Prepaid expenses and other current assets	18,297	33,895

Total current assets	362,712	692,692
Long-term investments	51,821	—
Property, equipment and software, net	30,496	28,157
Goodwill	105,515	73,199
Other intangible assets, net	49,728	18,077
Other assets, net	23,973	28,121

Total assets	$624,245	$840,246

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,274	$33,321
Accrued expenses	29,119	26,397
Deferred income on shipments to distributors	21,599	28,448
Income taxes	4	5,226

Total current liabilities	72,996	93,392
Long-term obligations and other liabilities	48,789	43,309

Total liabilities	121,785	136,701
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 44,613 and 52,810 shares issued and outstanding at January 3, 2009 and December 29, 2007, respectively	4	5
Additional paid-in capital	75,711	303,682
Retained earnings	432,793	399,858
Accumulated other comprehensive loss	(6,048)	—

Total stockholders' equity	502,460	703,545

Total liabilities and stockholders' equity	$624,245	$840,246

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Revenues	$415,630	$337,461	$288,156
Cost of revenues	159,845	130,225	100,678

Gross profit	255,785	207,236	187,478
Operating expenses:
Research and development	101,205	89,320	89,804
Selling, general and administrative	100,674	94,819	89,022
In-process research and development	10,250	—	2,600

Operating expenses	212,129	184,139	181,426

Operating income	43,656	23,097	6,052
Other income (expense):
Interest income	10,449	24,525	13,745
Interest expense	(433)	(628)	(872)
Other income (expense), net	(556)	(469)	744

Income from continuing operations before income taxes	53,116	46,525	19,669
Provision for income taxes	20,181	6,838	4,326

Income from continuing operations	32,935	39,687	15,343
Income from discontinued operations, net of income taxes	—	165,149	15,815

Net income	$32,935	$204,836	$31,158

Basic earnings per share:
Income from continuing operations	$0.68	$0.72	$0.28
Net income	$0.68	$3.74	$0.56
Diluted earnings per share:
Income from continuing operations	$0.67	$0.70	$0.27
Net income	$0.67	$3.64	$0.54
Weighted-average common shares outstanding:
Basic	48,109	54,826	55,346
Diluted	48,989	56,321	57,201

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock
						Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Retained Earnings		Total Stockholders' Equity
Balance as of December 31, 2005	54,530	$5	$335,284	$(1,105)	$163,864	$—	$498,048
Net income	—	—	—	—	31,158	—	31,158
Stock issuances under employee plans, net of shares withheld for taxes	1,826	—	36,861	—	—	—	36,861
Income tax benefit from employee stock-based awards	—	—	13,044	—	—	—	13,044
Repurchases of common stock	(1,554)	—	(50,046)	—	—	—	(50,046)
Reclass due to the adoption of SFAS 123R	—	—	(1,105)	1,105	—	—	—
Stock compensation	—	—	39,617	—	—	—	39,617

Balance as of December 30, 2006	54,802	5	373,655	—	195,022	—	568,682
Net income	—	—	—	—	204,836	—	204,836
Stock issuances under employee plans, net of shares withheld for taxes	2,445	—	41,536	—	—	—	41,536
Income tax benefit from employee stock-based awards	—	—	4,696	—	—	—	4,696
Repurchases of common stock	(4,437)	—	(163,182)	—	—	—	(163,182)
Stock compensation	—	—	46,977	—	—	—	46,977

Balance as of December 29, 2007	52,810	5	303,682	—	399,858	—	703,545
Comprehensive income:
Net income	—	—	—	—	32,935	—	32,935
Unrealized losses on available-for-sale securities, net of tax of $1,297	—	—	—	—	—	(2,406)	(2,406)
Unrealized losses on cash flow hedges, net of tax of $1,961	—	—	—	—	—	(3,642)	(3,642)

Total comprehensive income							26,887
Stock issuances under employee plans, net of shares withheld for taxes	972	—	4,266	—	—	—	4,266
Income tax benefit from employee stock-based awards	—	—	963	—	—	—	963
Repurchases of common stock	(9,371)	(1)	(280,286)	—	—	—	(280,287)
Stock compensation	—	—	40,565	—	—	—	40,565
Purchase acquisition	202	—	6,521	—	—	—	6,521

Balance as of January 3, 2009	44,613	$4	$75,711	$—	$432,793	$(6,048)	$502,460

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Operating Activities
Net income	$32,935	$204,836	$31,158
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	—	(165,149)	(15,815)
Depreciation and amortization of property, equipment and software	10,766	11,105	13,270
Loss on disposal of property, equipment and software	685	64	712
Amortization of other intangible assets and other assets	7,858	4,980	4,720
Stock compensation expense	40,669	39,978	31,029
Purchased in-process research and development	10,250	—	2,600
Additional income tax benefit from employee stock-based awards	832	2,997	11,870
Excess income tax benefit from employee stock-based awards	(888)	(1,959)	(6,634)
Deferred income taxes	1,816	(153)	(7,923)
Changes in operating assets and liabilities:
Accounts receivable	19,619	(14,554)	(2,621)
Inventories	3,729	(6,393)	(10,351)
Prepaid expenses and other assets	11,412	9,271	(6,876)
Accounts payable	(5,634)	(3,129)	(1,348)
Accrued expenses	(6,202)	3,060	9,962
Deferred income on shipments to distributors	(6,849)	7,880	5,919
Income taxes	(1,316)	(48,847)	(3,335)

Net cash provided by operating activities of continuing operations	119,682	43,987	56,337
Investing Activities
Purchases of available-for-sale investments	(151,470)	(555,798)	(404,664)
Proceeds from sales and maturities of available-for-sale investments	304,928	565,336	349,766
Purchases of property, equipment and software	(12,525)	(5,387)	(22,315)
Proceeds from the sale of assets	14,265	270,750	2,032
Purchases of other assets	(7,551)	(9,502)	(3,653)
Acquisitions of businesses, net of cash acquired	(78,477)	(8,540)	(15,717)

Net cash provided by (used in) investing activities of continuing operations	69,170	256,859	(94,551)
Financing Activities
Proceeds from issuance of common stock	9,220	21,867	32,939
Excess income tax benefit from employee stock-based awards	888	1,959	6,634
Repurchases of common stock	(286,140)	(157,332)	(50,046)
Repurchases of stock to satisfy employee tax withholding	(4,956)	(6,505)	(1,295)
Payments on debt	—	—	(774)

Net cash used in financing activities of continuing operations	(280,988)	(140,011)	(12,542)
Discontinued Operations
Operating activities	—	10,794	28,061
Investing activities	—	(1,654)	(15,606)
Financing activities	—	26,245	5,985

Net cash provided by discontinued operations	—	35,385	18,440

Increase (decrease) in cash and cash equivalents	(92,136)	196,220	(32,316)
Cash and cash equivalents at beginning of period	264,408	68,188	100,504

Cash and cash equivalents at end of period	$172,272	$264,408	$68,188

Supplemental Disclosure of Cash Flow Information:
Interest paid	$440	$703	$631

Income taxes paid	$18,613	$49,191	$8,519

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2009

1. Description of Business

        Silicon Laboratories Inc. (the "Company"), a Delaware corporation, develops and markets mixed-signal analog intensive integrated circuits (ICs) for a broad range of applications for global markets. Within the semiconductor industry, the Company is known as a "fabless" company meaning that the ICs are manufactured by third-party foundry semiconductor companies.

        In March 2007, the Company sold its Aero transceiver, AeroFONE single-chip phone and power amplifier product lines (the "Aero product lines") to NXP B.V. and NXP Semiconductors France SAS (collectively "NXP"). The financial results of the sold product lines have been presented as discontinued operations in the Consolidated Financial Statements. See Note 3, Discontinued Operation, for additional information.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal 2008 had 53 weeks with the extra week occurring in the first quarter of the year and ended January 3, 2009. Fiscal years 2007 and 2006 were 52-week years and ended December 29, 2007 and December 30, 2006, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar; accordingly, all gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in net income.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, stock compensation, long-term investments, goodwill, long-lived assets and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform with current year presentation.

Fair Value of Financial Instruments

        The Company's financial instruments are recorded at amounts that reflect the Company's estimate of their fair values. SFAS 157, Fair Value Measurement, provides a hierarchal disclosure framework

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

2. Significant Accounting Policies (Continued)

associated with the level of subjectivity used in measuring assets and liabilities at fair value. The three levels defined by the SFAS 157 hierarchy are as follows:

  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

  Level 2—Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3—Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company's own data.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash deposits and investments with original maturities of ninety days or less when purchased.

Investments

        The Company's investments consist primarily of municipal bonds, U.S. government agency notes and auction-rate securities. These securities typically have original maturities greater than ninety days as of the date of purchase and are classified as available-for-sale or trading securities. Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statement of Income. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term. The Company's long-term investments consist primarily of auction-rate securities.

        The Company reviews its available-for-sale investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, counterparty risk and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is written off and recorded as an impairment charge in the Consolidated Statement of Income.

Derivative Financial Instruments

        The Company uses derivative financial instruments to manage exposures to the variability of interest rates used to calculate base rents for its corporate headquarters leases. The Company's objective is to offset gains and losses resulting from changes in interest rates with losses and gains on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative purposes. The Company recognizes derivatives in the Consolidated Balance

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

2. Significant Accounting Policies (Continued)

Sheet at fair value and reports them in other assets, net or long-term obligations and other liabilities. The effective portion of the gain or loss on interest rate swaps is recorded in accumulated other comprehensive loss as a separate component of stockholders' equity. Cash flows from derivatives are classified as cash flows from operating activities in the Consolidated Statement of Cash Flows.

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

Long-Lived Assets

        Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from two to twelve years.

        The Company evaluates its long-lived assets with finite lives in accordance with FASB SFAS No. 144, Accounting for the Impairment of Long-lived Assets. Long-lived assets "held and used" by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives, against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

        The carrying value of goodwill is reviewed at least annually by the Company for possible impairment in accordance with FASB SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. In determining fair value, SFAS 142 allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. If the results of the first step demonstrate that the net book value is greater than the fair value, the Company must proceed to step two of the analysis. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company tests goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if events occur that would indicate that the carrying value of goodwill may be impaired.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

2. Significant Accounting Policies (Continued)

Revenue Recognition

        Revenues are generated almost exclusively by sales of the Company's ICs. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Revenue from product sales to direct customers and contract manufacturers is recognized upon shipment or delivery, as applicable. Certain of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection related to the final selling price to the end customers. Accordingly, the Company defers revenue and cost of revenue on such sales until the distributors sell the product to the end customer.

Shipping and Handling

        Shipping and handling costs are classified as a component of cost of revenues in the Consolidated Statements of Income.

Stock-Based Compensation

        The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan. The Company accounts for those plans under the recognition and measurement provisions of FASB SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R). Under SFAS 123R, companies are required to account for such transactions using a fair-value method and recognize the expense in their statement of income.

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.7 million, $1.1 million and $1.6 million in fiscal 2008, 2007 and 2006, respectively.

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

        The Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, at the beginning of fiscal 2007. FIN 48 provides specific guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements. Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

2. Significant Accounting Policies (Continued)

that has a greater than fifty percent likelihood of being realized upon final settlement. See further discussion in Note 14, Income Taxes.

Recent Accounting Pronouncements

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on its current operations, the Company does not expect that the adoption of SFAS 162 will have a material impact on its financial position or results of operations.

        In April 2008, the FASB issued FASB Staff Position (FSP) FAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Based on its current operations, the Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on its financial position or results of operations.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Based on its current operations, the Company does not expect that the adoption of SFAS 161 will have a material impact on its financial position or results of operations.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

2. Significant Accounting Policies (Continued)

choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007. As of the date of the adoption, SFAS 159 did not have a material impact on the Company's financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB amended SFAS 157 by issuing FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and FAS No. 157-2, Effective Date of FASB Statement No. 157. In October 2008, the FASB amended SFAS 157 by issuing FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and certain other lease-related accounting pronouncements. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted certain provisions of SFAS 157 effective December 30, 2007 (see Note 6, Fair Value of Financial Instruments, for additional information). Based on its current operations, the Company does not expect that the adoption of the provisions deferred by FSP FAS 157-2 will have a material impact on its financial position or results of operations. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company's financial position or results of operations.

3. Discontinued Operation

        In March 2007, the Company sold its Aero product lines to NXP for $285 million in cash, (including $14.3 million held in escrow recorded in the "prepaid expenses and other current assets" line of the Consolidated Balance Sheet at December 29, 2007), plus additional earn-out potential of up to an aggregate of $65 million over the next three years. In March 2008, the full amount previously held in escrow was distributed to the Company. To date, no additional earn-out has been recognized from this transaction.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

3. Discontinued Operation (Continued)

        The financial results of the sold product lines have been presented as discontinued operations in the Consolidated Financial Statements. The following summarizes results from the discontinued operations (in thousands, except per share data):

	Year Ended
	December 29, 2007	December 30, 2006
Revenues	$46,310	$176,441
Costs of revenues and operating expenses	43,810	153,378

	2,500	23,063
Gain on sale of discontinued operations	224,887	—

Income from discontinued operations before income taxes	227,387	23,063
Provision for income taxes	62,238	7,248

Income from discontinued operations, net of income taxes	$165,149	$15,815

Income from discontinued operations per common share:
Basic	$3.02	$0.28
Diluted	$2.94	$0.27
Weighted-average common shares outstanding:
Basic	54,826	55,346
Diluted	56,321	57,201

        During fiscal 2007, the Company made $45.0 million of estimated tax payments due primarily to the gain on the sale of its Aero product lines and received $26.2 million for the exercise of stock options from employees who were hired by NXP associated with the sale of the Aero products.

Continuing Involvement

        In connection with the closing of the sale, the Company entered into certain ancillary agreements with NXP, including a Transition Services Agreement ("TSA") and an Intellectual Property License Agreement ("IPLA"). Through the TSA, the Company subleased certain premises to NXP and provided various temporary support services, such as IT support services. Such services were provided for approximately six months from the closing date and are no longer being provided. The fees for these services were generally equivalent to the Company's cost and were approximately $3.9 million in fiscal 2007. Through the IPLA, the Company granted NXP a license with respect to retained intellectual property and NXP granted a license to the Company with respect to transferred intellectual property. However, these cross-license agreements do not involve the receipt or payment of any royalties and therefore are not considered to be a component of continuing involvement.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

4. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Income from continuing operations	$32,935	$39,687	$15,343

Shares used in computing basic net income per share	48,109	54,826	55,346
Effect of dilutive securities:
Stock options and awards	880	1,495	1,855

Shares used in computing diluted earnings per share	48,989	56,321	57,201

Income from continuing operations
Basic earnings per share	$0.68	$0.72	$0.28
Diluted earnings per share	$0.67	$0.70	$0.27

        Approximately 4.2 million, 4.0 million and 3.9 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively, as they were anti-dilutive.

5. Financial Instruments

Investments

        The Company's short-term investments consist primarily of municipal bonds and U.S. government agency notes. The Company's long-term investments consist primarily of auction-rate securities. Prior to fiscal 2008, the Company classified all auction-rate securities as short-term investments. Early in fiscal 2008, auctions for many of the Company's auction-rate securities failed because sell orders exceeded buy orders. As of January 3, 2009, the Company held $58.0 million par value auction-rate securities, all of which experienced failed auctions during the year. The underlying assets of the securities consisted of student loans and municipal bonds, of which $52.8 million were guaranteed by the U.S. government and the remaining $5.2 million were privately insured. $54.8 million of the auction-rate securities had credit ratings of AAA and $3.2 million had credit ratings of AA. These securities had contractual maturity dates ranging from 2025 to 2047 and with current yields of 1.4% to 7.0% per year at January 3, 2009. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates. As such, the Company's auction-rate securities have been classified as long-term investments as of January 3, 2009.

        In November 2008, the Company entered into an agreement with UBS AG, which provides the Company certain rights to sell to UBS the auction-rate securities which were purchased through them. As of January 3, 2009, the Company held $26.2 million par value auction-rate securities purchased from

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

5. Financial Instruments (Continued)

UBS. The Company has the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on the Company's behalf at any time provided the Company receives par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides the Company with access to loans of up to 75% of the par value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities. As of January 3, 2009, the Company had no loans outstanding under this agreement.

        The Company's right to sell the auction-rate securities to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the auction-rate securities. As the put option is non-transferable and cannot be attached to the auction-rate securities if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS. The Company elected the fair value option under SFAS 159 and recorded the put option in "long-term investments". During fiscal 2008, the Company recorded a gain of $5.0 million representing (a) the initial fair value of the put option, and (b) the changes in the fair value of the put option from November to the end of the year. The Company recorded a loss of $5.1 million representing (a) the transfer of the UBS auction-rate securities from available-for-sale to trading securities and, accordingly, recognizing the unrealized losses previously recorded in accumulated other comprehensive loss in earnings at the election date, and (b) the subsequent changes in fair value from the election date to the end of the year. The transfer from available-for-sale to trading securities was a one-time election as allowed under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Both the gain from recording the put option at fair value and the loss due to the transfer from available-for-sale to trading securities, as well as subsequent fair value adjustments, were recorded in "other income (expense), net".

        The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities and it has the ability and intent to hold its non-UBS investments for a period of time sufficient to allow for any anticipated recovery in market value or final settlement at the underlying par value, as the Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of January 3, 2009.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

5. Financial Instruments (Continued)

        The Company's available-for-sale investments consist of the following (in thousands):

	January 3, 2009				December 29, 2007
Debt Security	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Cost and Estimated Fair Value
Auction-rate securities	$30,000	$(4,260)	$—	$25,740	$172,000
Variable-rate demand notes	—	—	—	—	100,470
Municipal	88,907	—	503	89,410	8,037
U.S. government agency	10,001	—	56	10,057	16,115
Commercial paper	—	—	—	—	11,944

	$128,908	$(4,260)	$559	$125,207	$308,566

        All of the investments with gross unrealized losses as of January 3, 2009 had been in a continuous loss position for less than 12 months. The gross unrealized losses as of January 3, 2009 were due primarily to the illiquidity of the Company's auction-rate securities.

        The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at January 3, 2009 (in thousands):

	Cost	Estimated Fair Value
Due in less than one year	$73,733	$73,956
Due between one year through ten years	25,175	25,511
Due after twenty years	30,000	25,740

	$128,908	$125,207

Derivative Financial Instruments

        The Company is exposed to interest rate fluctuations in the normal course of its business, including through its corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. The Company has entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The interest rate swap agreements are designated and qualify as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of the interest rate swap agreements at January 3, 2009 was a $5.6 million obligation.

        The Company estimates the fair values of derivatives based on quoted prices and market observable data of similar instruments. The effective portion of the interest rate swaps recorded in accumulated other comprehensive loss was $3.6 million, net of tax at January 3, 2009. None of this amount is expected to be reclassified to earnings in the next 12 months. However, if the lease agreements or the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

5. Financial Instruments (Continued)

termination. During the year ended January 3, 2009, the Company did not discontinue any cash flow hedges.

        For interest rate swaps designated as cash flow hedges, the Company measures effectiveness by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of January 3, 2009, no portion of hedging instruments' gains or losses were excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

6. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments measured under the SFAS 157 hierarchy (in thousands):

	Fair Value Measurements at January 3, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$150,728	$—	$—	$150,728
Short-term investments(1)	101,267	—	—	101,267
Long-term investments(2)	—	—	51,821	51,821

	$251,995	$—	$51,821	$303,816
Liabilities
Derivative instruments	$—	$5,603	$—	$5,603

	$—	$5,603	$—	$5,603

(1)
Included in the Company's short term investments are $89.4 million of municipal debt securities, $10.1 million of U.S. government agency debt securities and $1.8 million of auction-rate securities which settled shortly after year end.

(2)
Included in the Company's long term investments are $25.7 of available-for-sale auction-rate securities, $21.1 million of auction-rate securities classified as trading and $5.0 million for a put option.

        The Company's cash equivalents and short-term investments are valued using quoted prices and other relevant information generated by market transactions involving identical assets. The Company's derivative instruments are valued using quoted prices and market observable data of similar instruments. The Company's long-term investments are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities, a discount to reflect the Company's inability to liquidate the securities and counterparty risk.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

6. Fair Value of Financial Instruments (Continued)

        The following summarizes the activity in Level 3 financial instruments in fiscal 2008 (in thousands):

	Auction Rate Securities	Put Option	Total
Balance at December 29, 2007	$—	$—	$—
Net transfers into Level 3(1)	68,800	—	68,800
Net purchases, sales, issuances and settlements	(12,600)	2,689	(9,911)
Unrealized losses	(4,260)	—	(4,260)
Net recognized gains (losses)	(5,081)	2,273	(2,808)

Balance at January 3, 2009	$46,859	$4,962	$51,821

Gain (loss) for period included in earnings attributable to the Level 3 financial instruments still held at January 3, 2009	$(5,081)	$4,962	$(119)

    (1)
    Early in fiscal 2008, quoted prices for the Company's long-term investments were no longer observable. As such, the Company changed its fair value measurement methodology from quoted prices in active markets to a cash flow model. Accordingly, these securities were reclassified from Level 1 to Level 3. In November 2008, the Company recorded a put option to sell a portion of its auction-rate securities, which resulted in a gain recorded in earnings. The gain was offset by the reclassification of unrealized losses on the associated securities to realized losses recorded in earnings. Both the gain from recording the put option at fair value and the loss due to the reclassification of unrealized losses were recorded in "other income (expense), net".

        The Company's other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

7. Balance Sheet Details

        Balance sheet details consist of the following (in thousands):

Inventories

	January 3, 2009	December 29, 2007
Work in progress	$23,474	$25,605
Finished goods	4,819	2,982

	$28,293	$28,587

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

7. Balance Sheet Details (Continued)

Property, Equipment and Software

	January 3, 2009	December 29, 2007
Equipment	$34,838	$30,506
Computers and purchased software	39,171	37,734
Furniture and fixtures	3,167	2,650
Leasehold improvements	15,703	11,054

	92,879	81,944
Accumulated depreciation	(62,383)	(53,787)

	$30,496	$28,157

Accrued Expenses

	January 3, 2009	December 29, 2007
Accrued compensation and benefits	$11,489	$10,230
Escrow withheld in acquisitions	4,425	—
Accrued price protection credits	4,360	9,482
Other	8,845	6,685

	$29,119	$26,397

Long-term Obligations and Other Liabilities

	January 3, 2009	December 29, 2007
Unrecognized tax benefits (including interest)	$34,169	$29,447
Other	14,620	13,862

	$48,789	$43,309

8. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, investments, accounts receivable and derivatives. The Company places its cash, cash equivalents and investments primarily in municipal bonds and U.S government agency notes. Concentrations of credit risk with respect to accounts receivable are

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

8. Risks and Uncertainties (Continued)

primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consist of the following:

	January 3, 2009	December 29, 2007
Edom	28%	43%
Flextronics	12%	**

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

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company's end customers or contract manufacturers accounted for greater than 10% of revenue during fiscal 2008, 2007 or 2006. The Company's distributors that accounted for greater than 10% of revenue consists of the following:

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Edom	31%	36%	33%
Avnet	**	10%	13%

    **
    Less than 10% of revenue

9. Acquisitions

Integration Associates

        On July 29, 2008, the Company completed its acquisition of Integration Associates, a privately held company that designed and developed silicon solutions for wireless, wireline and power system management applications for a wide range of systems. The Company acquired Integration Associates for approximately $87.1 million, including $80.6 million in cash and approximately 202,000 shares of the Company's common stock valued at $6.5 million on the closing date. The shares vest over a two-year

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

9. Acquisitions (Continued)

period and are not subject to future service requirements. Of such consideration, $9.0 million in cash was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters.

        The acquisition was recorded using the purchase method of accounting and accordingly, the results of Integration Associates' operations are included in the Company's consolidated results of operations beginning with the date of the acquisition. Pro forma financial information has not been presented since the effect of the acquisition was not material. The Company believes that the acquisition enables the Company to address new product vectors, accelerates its entry into certain markets and further scales the Company's engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core and developed technology	$36,270	9.7
Customer relationships	1,080	10.0
In-process research and development	10,250

	47,600
Cash and cash equivalents	2,644
Accounts receivable	4,552
Inventories	5,925
Other current assets	3,502
Goodwill	32,418
Other non-current assets	4,985
Accounts payable	(3,039)
Other current liabilities	(4,538)
Deferred tax liabilities	(6,908)

Total purchase price	$87,141

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

9. Acquisitions (Continued)

the weighted-average cost of capital and the risks inherent in the development process. The IPR&D recorded in connection with the acquisition consisted of the following (in thousands):

Projects	Fair Value	Costs to Complete as of January 3, 2009
Radio transmitters and transceivers	$7,740	$2,041
Optoelectronic	2,020	729
Power	490	—

	$10,250	$2,770

        The radio transmitters and transceivers projects enable the delivery of data over proprietary, short range wireless links. The optoelectronic projects are used for infrared data communications and proximity sensing. The power projects enable AC-DC conversion in power supply systems. The Company does not expect the products in design derived from these technologies to begin to contribute to revenues prior to the third or fourth quarter of fiscal 2009.

SourceCore

        On October 9, 2007, the Company completed its acquisition of substantially all of the assets of SourceCore, a privately held mixed-signal design company for approximately $10.6 million, which includes direct acquisition costs. Of such consideration, $2.0 million was withheld as security for breaches of representations and warranties and certain other expressly enumerated matters. The acquisition was recorded using the purchase method of accounting and accordingly, the results of SourceCore's operations are included in the Company's consolidated results of operations from the date of the acquisition. Through the acquisition, the Company acquired RF designers as well as an applications and software team in close proximity to our customer base in China. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. None of the goodwill is deductible for tax purposes. The purchase price was allocated as follows: goodwill—$7.6 million; intangible assets—$2.6 million; and net tangible assets—$0.4 million.

Silembia

        In May 2006, the Company completed its acquisition of Silembia, a privately held company based in Rennes, France. Silembia developed semiconductor intellectual property for digital demodulation and channel decoding. The Company acquired all of the outstanding capital stock of Silembia in exchange for approximately $20.5 million, which includes direct acquisition costs. Of such consideration, $2.8 million was withheld as security for breaches of representations and warranties and certain other expressly enumerated matters. The acquisition was recorded using the purchase method of accounting and accordingly, the results of Silembia's operations are included in the Company's consolidated results of operations from the date of the acquisition. Through the acquisition, the Company acquired engineering expertise and reduced the time required to develop new technologies and products. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. None of the goodwill is deductible for tax purposes.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

9. Acquisitions (Continued)

The purchase price was allocated as follows: goodwill—$9.9 million; intangible assets—$9.5 million; IPR&D—$2.6 million; and net tangible assets—$(1.5) million.

10. Goodwill and Other Intangible Assets

        The gross carrying amount and accumulated amortization of goodwill and other intangible assets are as follows (in thousands):

		January 3, 2009		December 29, 2007
	Weighted- Average Amortization Period (Years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Goodwill	Not amortized	$105,515	$—	$73,199	$—

Amortized intangible assets:
Core & developed technology	9.3	$55,220	$(10,132)	$18,950	$(6,163)
Customer relationships	6.4	5,480	(2,389)	4,400	(1,553)
Patents	7.0	4,663	(3,281)	4,663	(2,612)
Internal use software	7.0	600	(433)	680	(413)
Employment-related	—	—	—	718	(593)

Total	8.8	$65,963	$(16,235)	$29,411	$(11,334)

        The increases in goodwill and amortized intangible assets are primarily due to the acquisitions of Integration Associates and SourceCore in fiscal 2008 and 2007, respectively. Amortization expense related to intangible assets for fiscal 2008, 2007 and 2006 was $5.7 million, $4.3 million and $4.1 million, respectively. Fully amortized assets are written off against accumulated amortization. The estimated aggregate amortization expense for intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2009	$7,842
2010	7,205
2011	6,888
2012	6,427
2013	5,042

11. Stockholders' Equity and Stock-Based Compensation

Common Stock

        The Company had 44.6 million shares of common stock issued and outstanding as of January 3, 2009. The Company issued 1.0 million shares of common stock during fiscal 2008. Approximately 171 thousand shares were withheld by the Company during fiscal 2008 to satisfy employee tax obligations for the vesting of certain stock grants made under the Company's 2000 Stock Incentive Plan.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

11. Stockholders' Equity and Stock-Based Compensation (Continued)

Share Repurchase Program

        In October 2008, the Company's Board of Directors authorized a program to repurchase up to $100 million of the Company's common stock over a 12-month period. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company's prior repurchase program, which was announced in July 2007 and authorized the repurchase of up to $400 million of the Company's common stock over a 24-month period, was completed in November 2008. The Company repurchased 9.4 million shares, 4.4 million shares and 1.6 million shares of its common stock for $280.3 million, $163.2 million and $50.0 million during fiscal 2008, 2007 and 2006, respectively.

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Unrealized Losses on Available-For-Sale Securities	Total
Balance at December 29, 2007	$—	$—	$—
Net change associated with current period transactions	3,642	5,451	9,093
Net amount reclassified into earnings	—	(3,045)	(3,045)

Balance at January 3, 2009	$3,642	$2,406	$6,048

Stock-Based Compensation

        The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan (the "Purchase Plan"). The shares issuable under the 2000 Stock Incentive Plan and Employee Stock Purchase Plan automatically increase on the first stock market trading day of each calendar year. The amount of shares reserved for the 2000 Stock Incentive Plan increased by 2.2 million and 2.6 million shares, and for the Employee Stock Purchase Plan increased by 220 thousand and 250 thousand shares on January 2, 2009 and January 2, 2008, respectively.

  2000 Stock Incentive Plan

        In fiscal 2000, the Company's Board of Directors and stockholders approved the 2000 Stock Incentive Plan (the 2000 Plan). The 2000 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's common stock, (ii) the discretionary issuance of common stock directly (as granted under direct issuance shares in stock awards and restricted stock units (RSUs)), (iii) the granting of special below-market stock options to executive officers and other highly compensated employees of the Company for which the exercise price can be paid using payroll deductions and (iv) the automatic issuance of stock options to non-employee board members. The discretionary issuance of common stock, RSUs and stock options generally contain vesting provisions ranging from three to eight years. If

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

11. Stockholders' Equity and Stock-Based Compensation (Continued)

permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule. The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant.

        The Company granted to its employees (including employees who were hired by NXP associated with the sale of the Aero products) 0.3 million, 0.5 million and 0.3 million stock options, and 1.0 million, 1.0 million and 1.0 million of stock awards and RSUs from the 2000 Plan during fiscal 2008, 2007 and 2006, respectively. The Company recorded $5.5 million of stock compensation expense in "Income from discontinued operations, net of income taxes" during fiscal 2007 in connection with modifications of equity grants to employees who were hired by NXP in connection with the sale of the Aero product lines. As of the closing date of the sale, the Company accelerated the vesting of 0.5 million shares of options and awards, and extended the exercise period of 0.9 million shares of options through December 31, 2007. Further, the Company cancelled 0.3 million shares of unvested options and awards related to the terminated employees. There were no other significant modifications made to any stock grants during these periods.

  Employee Stock Purchase Plan

        The Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Company's Board of Directors in fiscal 2000. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value during a series of offering periods. Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months. During fiscal 2008, 2007 and 2006, the Company issued a total of 120,000, 116,000 and 149,000 shares under the Purchase Plan to its employees (including employees who were hired by NXP associated with the sale of the Aero products). The weighted-average fair value for purchase rights granted under the Purchase Plan for fiscal 2008 was $8.07 per share.

  Accounting for Stock Compensation

        Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Purchase Plan. The fair values of stock awards and RSUs generally equal their intrinsic value on the date of grant.

        The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based upon a combination of both historical volatility and implied volatility derived from traded options on the Company's stock in the marketplace. Expected term is derived from an analysis of historical exercises and remaining contractual life of options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus it has assumed a 0% dividend yield.

        The Company must estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

11. Stockholders' Equity and Stock-Based Compensation (Continued)

estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

        The fair values of stock options and RSUs are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The fair values of stock awards are fully expensed in the period of grant, when shares are immediately issued with no vesting restrictions. Compensation expense from continuing operations recognized is shown in the operating activities section of the Consolidated Statements of Cash Flows.

        The weighted-average fair value of share-based payments was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
2000 Stock Incentive Plan:
Expected volatility	44%	48%	59%
Risk-free interest rate %	2.6%	4.6%	4.6%
Expected term (in years)	5.0	4.9	5.3
Dividend yield	—	—	—
Employee Stock Purchase Plan:
Expected volatility	41%	37%	50%
Risk-free interest rate %	1.3%	4.8%	5.0%
Expected term (in months)	12	14	8
Dividend yield	—	—	—

        A summary of the Company's stock compensation activity with respect to fiscal 2008 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000s)
Outstanding at December 29, 2007	5,798	$32.70
Granted	339	30.91
Exercised	(376)	16.64
Cancelled or expired	(507)	42.03

Outstanding at January 3, 2009	5,254	$32.84	5.2	$6,705
Vested at January 3, 2009 and expected to vest	5,162	$32.83	5.2	$6,693
Exercisable at January 3, 2009	4,103	$32.83	4.5	$6,516

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

11. Stockholders' Equity and Stock-Based Compensation (Continued)

Stock Awards and RSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted- Average Remaining Vesting Term	Aggregate Intrinsic Value ($000s)
Outstanding at December 29, 2007	1,801	$0.00
Granted	1,004	0.00
Issued	(650)	0.00
Cancelled or expired	(132)	0.00

Outstanding at January 3, 2009	2,023	$0.00	1.6	$51,698
Outstanding at January 3, 2009 and expected to vest	1,809	$0.00	1.5	$46,233
Exercisable at January 3, 2009	—	$—	—	$—

        The following summarizes the Company's weighted average fair value at the date of grant (including activity related to discontinued operations):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Per grant of stock options	$12.92	$16.18	$19.73
Per grant of stock award or RSUs	$31.77	$34.28	$37.56

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Intrinsic value of stock options exercised	$5,454	$23,684	$41,440
Intrinsic value of stock awards issued and RSUs that vested	$19,469	$22,661	$4,653
Grant date fair value of stock awards and RSUs that vested	$22,420	$22,416	$4,393

        The Company had approximately $80.8 million of total unrecognized compensation costs related to stock options, RSUs and non-vested shares at January 3, 2009 that are expected to be recognized over a weighted-average period of 2 years. There were no significant stock compensation costs capitalized into assets as of January 3, 2009.

        The Company received cash of $6.3 million for the exercise of stock options during fiscal 2008. The Company issues shares from the shares reserved under the 2000 Stock Incentive Plan upon the exercise of stock options, issuance of stock awards, and vesting of RSUs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

11. Stockholders' Equity and Stock-Based Compensation (Continued)

        The following are the stock-based compensation costs recognized in the Company's Consolidated Statements of Income (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Cost of revenues	$1,437	$1,539	$1,025
Research and development	14,906	16,385	12,790
Selling, general and administrative	24,326	22,054	17,214

	40,669	39,978	31,029
Provision for income taxes	5,647	6,755	5,693

	$35,022	$33,223	$25,336

        As of January 3, 2009, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	18,974
Employee Stock Purchase Plan	1,715

Total shares reserved	20,689

12. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $2.2 million, $1.8 million and $2.1 million to the 401(k) Plan during fiscal 2008, 2007 and 2006, respectively.

13. Commitments and Contingencies

Operating Leases

        The Company leases its facilities under operating lease agreements that expire at various dates through 2019. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

13. Commitments and Contingencies (Continued)

        Rent expense under operating leases was $3.8 million, $4.6 million and $5.7 million for fiscal 2008, 2007 and 2006, respectively.

        The minimum annual future rentals under the terms of these leases at January 3, 2009 are as follows (in thousands):

Fiscal Year
2009	$9,739
2010	7,428
2011	6,460
2012	6,344
2013	2,586
Thereafter	6,978

Total minimum lease payments	39,535
Minimum sublease rental income	(12,701)

Total net minimum lease payments	$26,834

        The Company has an accrual of $1.0 million at January 3, 2009 for the present value of estimated future obligations for non-cancelable lease payments (net of estimated sublease income) related to vacating certain leased facilities. See Note 16, Headquarter Relocation Costs, for additional information.

  Headquarters Leases

        In March 2006, the Company entered into an operating lease agreement and a related participation agreement for a facility at 400 W. Cesar Chavez ("400 WCC") in Austin, Texas for its corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $4.8 million over the remaining term assuming LIBOR averages 1.47% during such term).

        In March 2008, the Company entered into an operating lease agreement and a related participation agreement for a facility at 200 W. Cesar Chavez ("200 WCC") in Austin, Texas for the expansion of its corporate headquarters. The lease has a term of five years. The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $6.4 million over the remaining term assuming LIBOR averages 1.47% during such term).

        The Company has granted certain rights and remedies to the lessors in the event of certain defaults, including the right to terminate the leases, to bring suit to collect damages, and to compel the Company to purchase the facilities. The leases contain other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million. If the Company's unencumbered cash and highly-rated short-term investments are less than $150 million, it must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

13. Commitments and Contingencies (Continued)

prior fiscal quarters of no greater than 2 to 1. As of January 3, 2009, the Company believes it was in compliance with all covenants of the leases.

        During the terms of the leases, the Company has on-going options to purchase the buildings for purchase prices of approximately $44.3 million for 400 WCC and $50.1 million for 200 WCC. Alternatively, the Company can cause each such property to be sold to third parties provided it is not in default under that property's lease. The Company is contingently liable on a first dollar loss basis for up to $35.3 million to the extent that the 400 WCC sale proceeds are less than the $44.3 million purchase option and up to $40.0 million to the extent that the 200 WCC sale proceeds are less than the $50.1 million purchase option.

        In accordance with FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company determined that the fair value associated with the guaranteed residual values was $1.0 million for 400 WCC and $1.2 million for 200 WCC, as of the inception of the leases. These amounts were recorded in "Other assets, net" and "Long-term obligations and other liabilities" in the Consolidated Balance Sheets and are being amortized over the term of the leases.

        The Company is required to periodically evaluate the expected fair value of each facility at the end of the lease terms. If the Company determines that it is estimable and probable that the expected fair values will be less than $44.3 million for 400 WCC and $50.1 million for 200 WCC, it will ratably accrue the loss up to a maximum of approximately $35.3 million and $40.0 million, respectively, over the remaining lease terms as additional rent expense. As of January 3, 2009, the Company does not believe that a loss contingency accrual is required for either property. However, a prolonged economic downturn could increase the likelihood of such a loss accrual.

  Interest Rate Swap Agreements

        In connection with its headquarters leases, the Company has entered into interest rate swap agreements as a hedge against the variable rent under the leases. Under the terms of the swap agreements, the Company has effectively converted the variable rents to fixed rents through March 2011 for 400 WCC and March 2013 for 200 WCC. See Note 5, Financial Instruments, for additional information.

Litigation

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

13. Commitments and Contingencies (Continued)

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

        On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of plaintiffs, plaintiffs' motion for class certification was withdrawn, without prejudice.

        As the litigation process is inherently uncertain, the Company is unable to predict the outcome of the above described matter. While the Company does maintain liability insurance, it could incur losses that are not covered by its liability insurance or that exceed the limits of its liability insurance. Such losses could have a material impact on the Company's business and its results of operations or financial position.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

13. Commitments and Contingencies (Continued)

Discontinued Operations Indemnification

        In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters. There is no contractual limit on exposure with respect to such matters. As of January 3, 2009, the Company had no material liabilities recorded with respect to this indemnification obligation.

14. Income Taxes—

        Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Current:
Domestic	$14,557	$5,182	$10,178
International	3,808	1,809	2,071

Total Current	18,365	6,991	12,249
Deferred:
Domestic	2,261	(177)	(7,744)
International	(445)	24	(179)

Total Deferred	1,816	(153)	(7,923)

	$20,181	$6,838	$4,326

        The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
Federal statutory rate	35.0%	35.0%	35.0%
Stock compensation	5.0	6.9	20.5
Foreign tax rate benefit	(16.4)	(4.4)	(6.1)
Tax-exempt interest income	(3.0)	(11.6)	(22.3)
Research and development tax credits	(2.1)	(3.4)	(14.8)
In-process research and development	6.8	—	4.4
State tax expense	0.9	0.4	2.8
Release of prior year unrecognized tax benefits	(12.5)	(8.7)	—
Intercompany technology license	22.1	—	—
Other	2.2	0.5	2.5

	38.0%	14.7%	22.0%

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

14. Income Taxes—(Continued)

        The increase in the effective rate for the fiscal year ended January 3, 2009 was primarily attributable to a tax charge related to the intercompany license of certain technology obtained in the acquisition of Integration Associates and the non-deductible write-off of in-process research and development costs.

        Income before income taxes included approximately $22.6 million, $28.7 million and $10.7 million related to foreign operations in fiscal 2008, 2007 and 2006, respectively.

        At the end of fiscal 2008, undistributed earnings of the Company's foreign subsidiaries of approximately $201.0 million are considered permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

        Significant components of the Company's deferred taxes as of January 3, 2009 and December 29, 2007 are as follows (in thousands):

	January 3, 2009	December 29, 2007
Deferred tax assets:
Net operating loss carryforwards	$5,945	$2,719
Research and development tax credit carryforwards	4,211	2,513
Stock compensation	8,594	6,529
Depreciable assets	35,899	20,484
Reserves and allowances	560	226
Unrealized losses on available-for-sale securities	1,297	—
Unrealized losses on cash flow hedges	1,961	—
Deferred income on shipments to distributors	2,043	1,775
Accrued liabilities and other	3,880	3,865

	64,390	38,111
Less: Valuation allowance	—	—

	64,390	38,111
Deferred tax liabilities:
Acquired intangibles	16,174	4,635
Long term obligations for tax purposes	33,023	15,487
Prepaid expenses and other	751	54

	49,948	20,176

Net deferred tax assets	$14,442	$17,935

        As of January 3, 2009, the Company had federal net operating loss and research and development credit carryforwards of approximately $12.4 million and $1.6 million, respectively, as a result of the Cygnal Integrated Products, Silicon MAGIKE, and Integration Associates acquisitions. These carryforwards expire in fiscal years 2019 through 2027. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

14. Income Taxes—(Continued)

        The Company also had state loss and research and development credit carryforwards of approximately $30.2 million and $5.0 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates acquisition. Certain of these carryforwards expire in fiscal years 2025 through 2027 and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Upon the acquisition of Integration Associates in July 2008, the Company recorded net deferred tax liabilities of approximately $4.6 million due to differences between book and tax bases of acquired assets and assumed liabilities.

        The Company's operations in Singapore are subject to reduced tax rates through 2019, as long as certain conditions are met. The income tax benefit reflected in earnings was approximately $5.9 million (representing $0.12 per diluted share) in 2008 and $2.7 million (representing $0.05 per diluted share) in 2007.

        The Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes at the beginning of fiscal 2007. As a result of the adoption of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2007	$27,301
Additions based on tax positions related to the current year	8,127
Additions based on tax positions related to the prior year	3,906
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(6,639)

Balance at January 3, 2009	$32,695

        At January 3, 2009, the Company had gross unrecognized tax benefits of $32.7 million which would affect the effective tax rate if recognized. During fiscal 2008, the Company had gross increases of $12.0 million to its current year unrecognized tax benefits, primarily due to uncertainty related to intercompany transfer pricing, and gross decreases of $6.6 million to its unrecognized tax benefits related to the closure of an open tax year. During fiscal 2007, the Company had gross increases of $14.8 million to its unrecognized tax benefits, primarily due to tax consequences associated with discontinued operations, and gross decreases of $6.4 million to its unrecognized tax benefits related to the closure of an income tax audit and the closure of open tax years.

        The Company believes it is reasonably possible that the gross unrecognized tax benefits will change in the next twelve months due to the Company's participation in the Advance Pricing Agreement program with the U.S. Internal Revenue Service. The Company is unable to estimate the range of the possible change to the unrecognized tax benefits at this time.

        The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal 2008, 2007 and 2006, the Company recognized $0.9 million, $1.0 million and $0.5 million of interest, respectively, net of tax, in the provision for income taxes. In

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

14. Income Taxes—(Continued)

addition, the Company had decreases, net of tax, of $1.2 million related to the closure of an open tax year in fiscal 2008 and of $1.1 million related to the closure of an income tax audit and the closure of open tax years in fiscal 2007. The Company had accrued $1.7 million and $2.1 million for the payment of interest related to unrecognized tax positions at the end of fiscal 2008 and 2007, respectively.

        The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

15. Segment Information

        The Company has one operating segment, mixed-signal analog intensive ICs, consisting of numerous product areas. The Company's chief operating decision maker is considered to be its Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

        Revenue is attributed to a geographic area based on the end customer's shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
United States	$51,829	$43,743	$46,449
China	94,779	79,261	61,385
Taiwan	79,351	83,176	56,784
South Korea	56,364	36,571	26,012
Rest of world	133,307	94,710	97,526

Total	$415,630	$337,461	$288,156

        The following summarizes the Company's long-lived assets by geographic area (in thousands):

	January 3, 2009	December 29, 2007
United States	$166,613	$101,400
France	20,322	21,188
Rest of world	11,863	9,750

Total	$198,798	$132,338

16. Headquarter Relocation Costs

        In fiscal 2006, the Company relocated most of its Austin, Texas employees to a new corporate headquarters. In fiscal 2007, the Company relocated the remainder of its Austin employees to its headquarters. The Company recorded $3.8 million for the expected costs related to vacating certain

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 3, 2009

16. Headquarter Relocation Costs (Continued)

leased facilities in the "selling, general and administrative" line of the Consolidated Statements of Income. The following table summarizes the accrued relocation costs activity (in thousands):

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expenses	Deductions(1)	Balance at End of Year
2008	$2,618	$—	$1,632	$986
2007	2,261	704	347	2,618
2006	—	2,398	137	2,261

(1)
Deductions represent lease and brokerage commission payments.

 Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2008 and 2007 is as follows. The first quarter of fiscal 2008 had 14 weeks. All other quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2008
	Fourth Quarter	Third Quarter		Second Quarter	First Quarter
Revenues	$99,348	$113,483		$104,620	$98,179
Gross profit	60,096	69,309		66,033	60,347
Operating income	7,088	7,334	(1)	18,169	11,065
Income from continuing operations	6,324	1,154	(1)	14,643	10,814
Income from discontinued operations, net of tax	—	—		—	—
Net income	$6,324	$1,154	(1)	$14,643	$10,814
Basic earnings per share:
Income from continuing operations	$0.14	$0.02		$0.30	$0.21
Net income	$0.14	$0.02		$0.30	$0.21
Diluted earnings per share:
Income from continuing operations	$0.14	$0.02		$0.29	$0.21
Net income	$0.14	$0.02		$0.29	$0.21

	Fiscal 2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$100,111	$87,938	$75,597	$73,814
Gross profit	63,546	52,952	45,364	45,375
Operating income (loss)	14,471	10,415	1,937	(3,724)
Income (loss) from continuing operations	15,918	17,624	6,892	(746)
Income from discontinued operations, net of tax	5,399	2,810	581	156,359 (2)
Net income	$21,317	$20,434	$7,473	$155,613 (2)
Basic earnings per share:
Income (loss) from continuing operations	$0.29	$0.32	$0.13	$(0.01)
Net income	$0.39	$0.37	$0.14	$2.84
Diluted earnings per share:
Income (loss) from continuing operations	$0.28	$0.31	$0.12	$(0.01)
Net income	$0.38	$0.36	$0.13	$2.84

(1)
Includes a charge for in-process research and development costs in connection with our acquisition of Integration Associates.

(2)
Includes a gain on the sale of our Aero product lines, net of related income taxes.