Form 10-Q
period 2009-04-04
SILICON LABORATORIES INC
filed 2009-04-30
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

☐ Yes ☒ No

As of April 22, 2009, 44,686,565 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	April 4, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$181,828	$172,272
Short-term investments	93,838	101,267
Accounts receivable, net of allowance for doubtful accounts of $680 at April 4, 2009 and $1,011 at January 3, 2009	44,639	36,144
Inventories	23,525	28,293
Deferred income taxes	6,066	6,439
Prepaid expenses and other current assets	21,102	18,297
Total current assets	370,998	362,712
Long-term investments	50,799	51,821
Property, equipment and software, net	29,065	30,496
Goodwill	105,188	105,515
Other intangible assets, net	47,752	49,728
Other assets, net	18,975	23,973
Total assets	$622,777	$624,245

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,025	$22,274
Accrued expenses	25,558	29,119
Deferred income on shipments to distributors	21,154	21,599
Income taxes	78	4
Total current liabilities	66,815	72,996
Long-term obligations and other liabilities	49,068	48,789
Total liabilities	115,883	121,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 44,589 and 44,613 shares issued and outstanding at April 4, 2009 and January 3, 2009, respectively	4	4
Additional paid-in capital	79,461	75,711
Retained earnings	433,464	432,793
Accumulated other comprehensive loss	(6,035)	(6,048)
Total stockholders’ equity	506,894	502,460
Total liabilities and stockholders’ equity	$622,777	$624,245

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 4, 2009	April 5, 2008
Revenues	$83,701	$98,179
Cost of revenues	33,023	37,832
Gross margin	50,678	60,347
Operating expenses:
Research and development	26,069	24,673
Selling, general and administrative	23,442	24,609
Operating expenses	49,511	49,282
Operating income	1,167	11,065
Other income (expense):
Interest income	882	4,798
Interest expense	(52)	(145)
Other income (expense), net	(52)	(142)
Income before income taxes	1,945	15,576
Provision for income taxes	1,274	4,762

Net income	$671	$10,814

Earnings per share:
Basic	$0.02	$0.21
Diluted	$0.01	$0.21

Weighted-average common shares outstanding:
Basic	44,633	51,109
Diluted	45,083	52,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2009	April 5, 2008
Operating Activities
Net income	$671	$10,814
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	2,953	2,621
Loss (gain) on disposal of property, equipment and software	8	(15)
Amortization of other intangible assets and other assets	1,976	1,032
Stock compensation expense	10,149	10,221
Income tax benefit (detriment) from employee stock-based awards	(118)	602
Excess income tax benefit from employee stock-based awards	(50)	(411)
Deferred income taxes	3,589	(262)
Changes in operating assets and liabilities:
Trading securities	2,600	—
Accounts receivable	(8,168)	4,856
Inventories	4,781	1,666
Prepaid expenses and other assets	2,237	2,440
Accounts payable	(2,105)	(4,435)
Accrued expenses	(3,753)	(4,989)
Deferred income on shipments to distributors	(445)	(842)
Income taxes	(2,568)	351
Net cash provided by operating activities	11,757	23,649
Investing Activities
Purchases of available-for-sale investments	(16,458)	(79,237)
Proceeds from sales and maturities of available-for-sale investments	22,095	248,818
Purchases of property, equipment and software	(1,531)	(1,278)
Proceeds from the sale of assets	—	14,265
Purchases of other assets	(499)	(183)
Net cash provided by investing activities	3,607	182,385
Financing Activities
Proceeds from issuance of common stock	661	4,534
Excess income tax benefit from employee stock-based awards	50	411
Repurchases of common stock	(5,023)	(143,022)
Repurchases of stock to satisfy employee tax withholding	(1,496)	(1,494)
Net cash used in financing activities	(5,808)	(139,571)

Increase in cash and cash equivalents	9,556	66,463
Cash and cash equivalents at beginning of period	172,272	264,408
Cash and cash equivalents at end of period	$181,828	$330,871

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 4, 2009 and January 3, 2009, the condensed consolidated results of its operations for the three months ended April 4, 2009 and April 5, 2008, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2009 and April 5, 2008.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three months ended April 4, 2009 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles.  Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended January 3, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 11, 2009.

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31.  Fiscal 2009 will have 52 weeks and fiscal 2008 had 53 weeks.  In a 52-week year, each fiscal quarter consists of 13 weeks. The extra week in fiscal 2008 was added to the first quarter, making such quarter consist of 14 weeks.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years on a retrospective basis.  The Company adopted FSP EITF 03-6-1 at the beginning of fiscal 2009.  The adoption did not have a material impact on the Company’s financial statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	April 4, 2009	April 5, 2008
Net income	$671	$10,814

Shares used in computing basic earnings per share	44,633	51,109

Effect of dilutive securities:
Stock options and awards	450	891
Shares used in computing diluted earnings per share	45,083	52,000

Earnings per share:
Basic	$0.02	$0.21
Diluted	$0.01	$0.21

Approximately 5.8 million and 4.6 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended April 4, 2009 and April 5, 2008, respectively, as they were anti-dilutive.

3. Financial Instruments

Investments

The Company’s short-term investments consist primarily of corporate bonds, municipal bonds and U.S. government agency notes.  The Company’s long-term investments consist primarily of auction-rate securities.  Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders.  As of April 4, 2009, the Company held $55.4 million par value auction-rate securities, all of which experienced failed auctions.  The underlying assets of the securities consisted of student loans and municipal bonds, of which $51.0 million were guaranteed by the U.S. government and the remaining $4.4 million were privately insured.  $46.0 million of the auction-rate securities had credit ratings of AAA, $2.4 million had credit ratings of AA and $7.0 million had a credit rating of BBB.  These securities had contractual maturity dates ranging from 2025 to 2046 and with current yields of 0.40% to 3.96% per year at April 4, 2009.  The Company is receiving the underlying cash flows on all of its auction-rate securities.  The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.  The Company is unable to predict if these funds will become available before their maturity dates.  As such, the Company’s auction-rate securities have been classified as long-term investments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In November 2008, the Company entered into an agreement with UBS AG, which provides the Company certain rights to sell to UBS the auction-rate securities which were purchased through them.  As of April 4, 2009, the Company held $25.4 million par value auction-rate securities purchased from UBS.  The Company has the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012.  UBS, at its discretion, may purchase or sell these securities on the Company’s behalf at any time provided the Company receives par value for the securities sold.  The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion.  The agreement allows for the continuation of the accrual and payment of interest due on the securities.  The agreement also provides the Company with access to loans of up to 75% of the market value of the unredeemed securities until June 30, 2010.  These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities.  As of April 4, 2009, the Company had no loans outstanding under this agreement.

The Company’s right to sell the auction-rate securities to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the auction-rate securities.  As the put option is non-transferable and cannot be attached to the auction-rate securities if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS.  The Company elected the fair value option under FASB SFAS 159 and recorded the put option in “long-term investments”.  The Company has classified the UBS auction-rate securities as trading securities and, accordingly, recognizes changes in fair value in earnings.  Adjustments to the fair values of the put option and the trading securities are recorded in “other income (expense), net”.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities and it has the ability and intent to hold its non-UBS investments for a period of time sufficient to allow for any anticipated recovery in market value or final settlement at the underlying par value, as the Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value.  As such, the Company has determined that no other-than-temporary impairment losses existed as of April 4, 2009.

The Company’s available-for-sale investments consist of the following (in thousands):

	April 4, 2009
Debt Security	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Auction-rate securities	$30,000	$(4,437)	$—	$25,563
Corporate bonds	6,891	—	6	6,897
Municipal bonds	71,813	—	532	72,345
U.S. government agency	14,567	—	29	14,596
	$123,271	$(4,437)	$567	$119,401

	January 3, 2009
Debt Security	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Auction-rate securities	$30,000	$(4,260)	$—	$25,740
Municipal bonds	88,907	—	503	89,410
U.S. government agency	10,001	—	56	10,057
	$128,908	$(4,260)	$559	$125,207

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Derivative Financial Instruments

The Company is exposed to interest rate fluctuations in the normal course of its business, including through its corporate headquarters leases.  The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR.  The Company has entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively.  The Company’s objective is to offset gains and losses resulting from changes in interest rates with losses and gains on the derivative contracts, thereby reducing volatility of earnings.  The Company does not use derivative contracts for speculative purposes.

The interest rate swap agreements are designated and qualify as cash flow hedges under FASB SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  The effective portion of the gain or loss on interest rate swaps is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is subsequently recognized in earnings when the hedged exposure affects earnings.  Cash flows from derivatives are classified as cash flows from operating activities in the Consolidated Statement of Cash Flows.

The Company estimates the fair values of derivatives based on quoted prices and market observable data of similar instruments.  If the lease agreements or the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination.  During the three months ended April 4, 2009, the Company did not discontinue any cash flow hedges.

For interest rate swaps designated as cash flow hedges, the Company measures effectiveness by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap.  The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income.  As of April 4, 2009, no portions of the gains or losses from the hedging instruments were excluded from the assessment of effectiveness.  There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instruments consisted of the following (in thousands):

	April 4, 2009
	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swaps	Long-term obligations and other liabilities	$5,413

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The effective portions of losses on derivative financial instruments consisted of the following (in thousands):

	Recognized in Accumulated Other Comprehensive Loss During The Three Months Ended		Location of Loss	Reclassified Into Earnings During The Three Months Ended		Expected To Be
	April 4, 2009	April 5, 2008	Reclassified Into Income	April 4, 2009	April 5, 2008	Reclassified Into Earnings In The Next 12 Months
Cash flow hedges:
Interest rate swaps	$363	$—	Rent expense	$553	$—	$2,456

The Company’s interest rate swap agreements contain provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million.  If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions.  Both of the Company’s interest rate swaps were in a net liability position at April 4, 2009.  No collateral has been posted with the counterparties as of April 4, 2009.

4. Fair Value of Financial Instruments

The Company’s financial instruments are recorded at amounts that reflect the Company’s estimate of their fair values.  FASB SFAS 157, Fair Value Measurement, provides a hierarchal disclosure framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.  The three levels defined by the SFAS 157 hierarchy are as follows:

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the valuation of the Company’s financial instruments measured under the SFAS 157 hierarchy (in thousands).  The table does not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at April 4, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$157,111	$—	$—	$157,111
Short-term investments (1)	93,838	—	—	93,838
Long-term investments (2)	—	—	50,799	50,799
	$250,949	$—	$50,799	$301,748

Liabilities
Derivative instruments	$—	$5,413	$—	$5,413
	$—	$5,413	$—	$5,413

(1)	Included in the Company’s short-term investments are $72.3 million of municipal debt securities, $6.9 million of corporate debt securities and $14.6 million of U.S. government agency debt securities.

(2)

Included in the Company’s long-term investments are $25.6 million of available-for-sale auction-rate securities, $20.4 million of auction-rate securities classified as trading and $4.8 million for a put option.

The Company’s cash equivalents and short-term investments are valued using quoted prices and other relevant information generated by market transactions involving identical assets.  The Company’s derivative instruments are valued using quoted prices and market observable data of similar instruments.  The Company’s long-term investments are valued using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities, a discount to reflect the Company’s inability to liquidate the securities and counterparty risk.

The following summarizes the activity in Level 3 financial instruments for the three months ended April 4, 2009 (in thousands):

	Auction Rate Securities	Put Option	Total
Balance at January 3, 2009	$46,859	$4,962	$51,821
Net purchases, sales, issuances and settlements	(499)	(301)	(800)
Unrealized losses	(177)	—	(177)
Net recognized gains (losses)	(168)	123	(45)
Balance at April 4, 2009	$46,015	$4,784	$50,799

Gain (loss) for period included in earnings attributable to the Level 3 financial instruments still held at April 4, 2009	$(168)	$123	$(45)

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Balance Sheet Details

Balance sheet details consist of the following (in thousands):

Inventories

	April 4, 2009	January 3, 2009
Work in progress	$20,193	$23,474
Finished goods	3,332	4,819
	$23,525	$28,293

6. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company issued 0.3 million shares of common stock during the three months ended April 4, 2009.  Approximately 62 thousand shares were withheld by the Company during the three months ended April 4, 2009 to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s 2000 Stock Incentive Plan.

Share Repurchase Program

In October 2008, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock over a 12-month period.  The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.  During the three months ended April 4, 2009, the Company repurchased 0.2 million shares of its common stock for $5.3 million under its current repurchase program.  During the three months ended April 5, 2008, the Company repurchased 4.5 million shares for $137.1 million under its previous share repurchase program that expired in November 2008.

Comprehensive Income

The changes in the components of comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended
	April 4, 2009	April 5, 2008
Net income	$671	$10,814
Net unrealized losses on available-for-sale securities, net of tax of $59 and $998, respectively	(110)	(1,853)
Net unrealized gains on cash flow hedges, net of tax of $66 and $0, respectively	123	—
Comprehensive income	$684	$8,961

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 3, 2009	$(3,642)	$(2,406)	$(6,048)
Net change associated with current period transactions	123	(110)	13
Balance at April 4, 2009	$(3,519)	$(2,516)	$(6,035)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Stock-Based Compensation

The Company has two stock-based compensation plans, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan (the “Purchase Plan”).  The Company accounts for those plans under the recognition and measurement provisions of FASB SFAS No. 123 (revised 2004), Share-Based Payment , (SFAS 123R).  Stock-based compensation costs are generally based on the fair value on the date of grant for stock options and on the date of enrollment for the Purchase Plan.  The fair values of stock awards and restricted stock units (RSUs) generally equal their intrinsic value on the date of grant.  The weighted-average fair value of share-based payments during the three months ended April 5, 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions:

2000 Stock Incentive Plan:
Expected volatility	44.0%
Risk-free interest rate %	2.7%
Expected term (in years)	5.0
Dividend yield	—

There were no stock options granted during the three months ended April 4, 2009.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	April 4, 2009	April 5, 2008
Cost of revenues	$395	$370
Research and development	3,878	3,942
Selling, general and administrative	5,876	5,909
	10,149	10,221
Provision for income taxes	1,508	1,247
	$8,641	$8,974

The Company had approximately $87.0 million of total unrecognized compensation costs related to stock options, stock and RSUs at April 4, 2009 that are expected to be recognized over a weighted-average period of 2.1 years.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.    Commitments and Contingencies

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  Plaintiffs selected six “focus” cases, which do not include the Company, which are intended to serve as test cases.  The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases.

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, the plaintiffs moved to certify a class in these six cases.  On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints.  On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes the Company, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company.  The settlement is subject to termination by the parties under certain circumstances, and is subject to Court approval.  There is no assurance that the settlement will be concluded or that the Court will approve the settlement.

As the litigation process is inherently uncertain, the Company is unable to predict the outcome of the above described matter.  While the Company does maintain liability insurance, it could incur losses that are not covered by its liability insurance or that exceed the limits of its liability insurance.  Such losses could have a material impact on the Company’s business and its results of operations or financial position.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Operating Leases

In March 2006, the Company entered into an operating lease agreement and a related participation agreement for a facility at 400 W. Cesar Chavez (“400 WCC”) in Austin, Texas for its corporate headquarters.  In March 2008, the Company entered into an operating lease agreement and a related participation agreement for a facility at 200 W. Cesar Chavez (“200 WCC”) in Austin, Texas for the expansion of its corporate headquarters.  During the terms of the leases, the Company has on-going options to purchase the buildings for purchase prices of approximately $44.3 million for 400 WCC and $50.1 million for 200 WCC.  Alternatively, the Company can cause each such property to be sold to third parties provided it is not in default under that property’s lease.  The Company is contingently liable on a first dollar loss basis for up to $35.3 million to the extent that the 400 WCC sale proceeds are less than the $44.3 million purchase option and up to $40.0 million to the extent that the 200 WCC sale proceeds are less than the $50.1 million purchase option.

Discontinued Operations Indemnification

In March 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”).  In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters.  There is no contractual limit on exposure with respect to such matters.  As of April 4, 2009, the Company had no material liabilities recorded with respect to this indemnification obligation.

8.    Income Taxes

Income tax expense was $1.3 million and $4.8 million for the three months ended April 4, 2009 and April 5, 2008, respectively, resulting in effective tax rates of 65.5% and 30.6%, respectively.  The increase in the effective rate for the current period was primarily attributable to an increase in the liability for unrecognized tax benefits and associated interest.  The increase was partially offset by an increase in the deductibility of stock compensation expense and an increase in the federal research and development credit.

At April 4, 2009, the Company had gross unrecognized tax benefits of $33.0 million which would affect the effective tax rate if recognized.  During the three months ended April 4, 2009, the Company had gross increases of $0.6 million to its current year unrecognized tax benefits, primarily due to uncertainty related to intercompany transfer pricing.  During the three months ended April 5, 2008, the Company had gross increases of $1.1 million to its unrecognized tax benefits, primarily due to uncertainty related to intercompany transfer pricing.

The Company believes it is reasonably possible that the unrecognized tax benefits will decrease in the amount of $1.2 million in the next twelve months due to the closing of an open tax year.  The nature of the uncertainty relates primarily to deductions taken on a prior year tax return.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognized $0.2 million of interest, net of tax, in the provision for income taxes for each of the three months ended April 4, 2009 and April 5, 2008.  As of April 4, 2009, the Company had accrued $2.0 million for the payment of interest related to unrecognized tax positions.

The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company is not currently under audit in any major taxing jurisdiction.

9.    Headquarter Relocation Costs

In fiscal 2006 and 2007, the Company relocated its Austin, Texas employees to a new corporate headquarters.  The following table summarizes the accrued relocation costs activity for the three months ended April 4, 2009 (in thousands):

Balance at January 3, 2009	Deductions	Balance at April 4, 2009
$986	$282	$704

Deductions represent lease payments.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2009 will have 52 weeks and fiscal 2008 had 53 weeks.  In a 52-week year, each fiscal quarter consists of 13 weeks. The extra week in fiscal 2008 was added to the first quarter, making such quarter consist of 14 weeks.  Our first quarter of fiscal 2009 ended April 4, 2009.  Our first quarter of fiscal 2008 ended April 5, 2008.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications.  Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process.  Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management.  Our major customers include 2Wire, Huawei, LG Electronics, Motorola, Panasonic, Philips, Samsung, Sony Ericsson, Thomson and Varian Medical Systems.

As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We rely on third-parties in Asia to assemble, package, and, in most cases, test these devices and ship these units to our customers.  Testing performed by such third parties facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration.  In the first three months of 2009, we introduced a family of high pin-count capacitive touch-sense microcontrollers for cost-sensitive embedded systems and the EZRadioPRO™ embedded wireless radio family.  We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the three months ended April 4, 2009, one customer, Samsung, represented more than 10% of our revenues.  No other single end customer accounted for more than 10% of our revenues during the three months ended April 4, 2009.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Avnet, represented 20% and 12% of our revenues during the three months ended April 4, 2009, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended April 4, 2009.

The percentage of our revenues derived from customers located outside of the United States was 87% during the three months ended April 4, 2009, which reflects market penetration for our products, as many of our customers manufacture and design their products in Asia.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Results of Operations

The following describes the line items set forth in our Condensed Consolidated Statements of Income:

Revenues.  Revenues are generated almost exclusively by sales of our ICs.  We recognize revenue on sales when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured.  Generally, we recognize revenue from product sales to direct customers and contract manufacturers upon shipment. Certain of our sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, we defer the revenue and cost of revenue on such sales until the distributors sell the product to the end customer.  Our products typically carry a one-year replacement warranty.  Replacements have been insignificant to date.  Our revenues are subject to variation from period to period due to the volume of shipments made within a period, the mix of products we sell and the prices we charge for our products.  The vast majority of our revenues were negotiated at prices that reflect a discount from the list prices for our products.  These discounts are made for a variety of reasons, including: 1) to establish a relationship with a new customer, 2) as an incentive for customers to purchase products in larger volumes, 3) to provide profit margin to our distributors who resell our products or 4) in response to competition.  In addition, as a product matures, we expect that the average selling price for such product will decline due to the greater availability of competing products.  Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to ship larger volumes of those products in response to such demand, as well as our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products.

Cost of Revenues.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software, other intellectual property license costs and certain acquired intangible assets; an allocated portion of our occupancy costs; and allocable depreciation of testing equipment and leasehold improvements.  Recently introduced products tend to have higher cost of revenues per unit due to initially low production volumes required by our customers and higher costs associated with new package variations.  As production volumes for a product increase, unit production costs tend to decrease as our yields improve and our semiconductor fabricators, assemblers and test suppliers achieve greater economies of scale for that product.  Additionally, the cost of wafer procurement and assembly and test services, which are significant components of cost of goods sold, vary cyclically with overall demand for semiconductors and our suppliers’ available capacity of such products and services.

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

Provision for Income Taxes.  Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses (including a portion of our stock compensation), research and development tax credits, interest income from tax-exempt investments and interest and penalties related to unrecognized tax benefits.

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 4, 2009	April 5, 2008

Revenues	100.0%	100.0%
Cost of revenues	39.5	38.5
Gross margin	60.5	61.5

Operating expenses:
Research and development	31.1	25.1
Selling, general and administrative	28.0	25.1
Operating expenses	59.1	50.2

Operating income	1.4	11.3

Other income (expense):
Interest income	1.1	4.9
Interest expense	(0.1)	(0.2)
Other income (expense), net	(0.1)	(0.1)
Income before income taxes	2.3	15.9
Provision for income taxes	1.5	4.9
Net income	0.8%	11.0%

Revenues

	Three Months Ended
(in millions)	April 4, 2009	April 5, 2008	Change	% Change
Revenues	$83.7	$98.2	$(14.5)	(14.7)%

The decline in the sales of our products in the recent three month period was driven by decreased revenues from all of our product groups.  Unit volumes of our products increased compared to the three months ended April 5, 2008 by 0.5%.  Average selling prices decreased during the same period by 15.0%.  Unit volumes and average selling prices were substantially affected by the addition of certain high volume, low average selling price products through the Integration Associates acquisition.  Excluding the Integration Associates products, during the same period, unit volumes decreased by 12.9% and average selling prices decreased by only 7.9%.  In general, as our products become more mature, we expect to experience decreases in average selling prices.  We anticipate that newly announced, higher priced, next generation products and product derivatives will offset these decreases to some degree.

Gross Margin

	Three Months Ended
(in millions)	April 4, 2009	April 5, 2008	Change	% Change
Gross margin	$50.7	$60.3	$(9.6)	(16.0)%
Percent of revenue	60.5%	61.5%

The decrease in the dollar amount of gross margin in the recent three month period was primarily due to our decreased sales.  We may continue to experience declines in the average selling prices of certain of our products.  This downward pressure on gross margin as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors.

Research and Development

	Three Months Ended
(in millions)	April 4, 2009	April 5, 2008	Change	% Change
Research and development	$26.1	$24.7	$1.4	5.7%
Percent of revenue	31.1%	25.1%

The increase in research and development expense in the recent three month period was principally due to an increase of $1.6 million for personnel-related expenses.  We expect that research and development expense will remain relatively stable in absolute dollars, but may fluctuate somewhat due to the timing of certain expensive items related to new product development initiatives, such as mask and wafer costs.  In addition, research and development expense will fluctuate as a percentage of revenues due to changes in sales.

Significant recent development projects include a family of high pin-count capacitive touch-sense microcontrollers for cost-sensitive embedded systems, the EZRadioPRO embedded wireless radio family, the expansion of our Any-Rate Precision Clock family, a new family of clock generators and buffers, an integrated automotive AM/FM radio receiver IC, a 100% complementary metal oxide semiconductor (CMOS) oscillator, a highly integrated automotive communications controller, a family of integrated isolated gate drivers, four new FM receivers with embedded antenna support and a single-chip digital video demodulator.  We also further expanded our microcontroller portfolio.

Selling, General and Administrative

	Three Months Ended
(in millions)	April 4, 2009	April 5, 2008	Change	% Change
Selling, general and administrative	$23.4	$24.6	$(1.2)	(4.7)%
Percent of revenue	28.0%	25.1%

The decrease in selling, general and administrative expense in the recent three month period was principally due to a decrease of $0.8 million for personnel-related expenses and other discretionary spending items.  The increase in selling, general and administrative expense as a percent of revenues is due to our decreased sales.  We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in future periods.

Interest Income

	Three Months Ended
(in millions)	April 4, 2009	April 5, 2008	Change
Interest income	$0.9	$4.8	$(3.9)

The decrease in interest income for the recent three month period was due to lower interest rates on the underlying instruments and lower average cash and investment balances.

Interest Expense

Interest expense was $0.1 million for the three months ended April 4, 2009 and April 5, 2008.

Other Income (Expense), Net

Other income (expense), net was $(0.1) million for the three months ended April 4, 2009 and April 5, 2008.

Provision for Income Taxes

	Three Months Ended
(in millions)	April 4, 2009	April 5, 2008	Change
Provision for income taxes	$1.3	$4.8	$(3.5)
Effective tax rate	65.5%	30.6%

The effective tax rate for the three months ended April 4, 2009 was higher than the three months ended April 5, 2008 primarily due to an increase in the liability for unrecognized tax benefits and associated interest as a percentage of income before taxes.  The increase was partially offset by an increase in the deductibility of stock compensation expense and an increase in the federal research and development credit.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, tax exempt interest income, the limited deductibility of stock compensation expense and other permanent items including increases to the liability for unrecognized tax benefits.

Business Outlook

Deteriorating economic conditions have resulted in more cautious customer spending behavior and generally lower demand for our products.  We cannot predict the severity, duration or precise impact of the economic downturn on our future financial results.  Consequently, our historical results may not be indicative of our future results.

We expect revenues in the second quarter of fiscal 2009 to be in the range of $92 to $97 million.  Furthermore, we expect our diluted earnings per share to be in the range of $0.07 to $0.11.

Liquidity and Capital Resources

Our principal sources of liquidity as of April 4, 2009 consisted of $275.7 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal bonds and U.S government agency notes.

Our long-term investments consist primarily of auction-rate securities.  Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of April 4, 2009, we held $55.4 million par value auction-rate securities, all of which experienced failed auctions.  The securities had previously been valued using quoted prices in active markets.  When the auctions began to fail, quoted prices for the securities were no longer observable.  As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.

The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $51.0 million were guaranteed by the U.S. government and the remaining $4.4 million were privately insured.  $46.0 million of the auction-rate securities had credit ratings of AAA, $2.4 million had credit ratings of AA and $7.0 million had a credit rating of BBB.  These securities had contractual maturity dates ranging from 2025 to 2046 and were yielding 0.40% to 3.96% per year at April 4, 2009.  We are receiving the underlying cash flows on all of our auction-rate securities.  The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature.  We are unable to predict if these funds will become available before their maturity dates.  As such, our auction-rate securities have been classified as long-term investments.

In November 2008, we entered into an agreement with UBS AG, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them.  As of April 4, 2009, we held $25.4 million par value auction-rate securities purchased from UBS.  We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012.  UBS, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold.  The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion.  The agreement allows for the continuation of the accrual and payment of interest due on the securities.  The agreement also provides us with access to loans of up to 75% of the market value of the unredeemed securities until June 30, 2010.  These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities.  As of April 4, 2009, we had no loans outstanding under this agreement.

We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities and we have the ability and intent to hold our non-UBS investments for a period of time sufficient to allow for any anticipated recovery in market value or final settlement at the underlying par value.  See Note 3, Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Net cash provided by operating activities was $11.8 million during the three months ended April 4, 2009, compared to net cash provided of $23.6 million during the three months ended April 5, 2008.  Operating cash flows during the three months ended April 4, 2009 reflect our net income of $0.7 million, adjustments of $18.5 million for depreciation, amortization, deferred income taxes, and stock compensation, and a net cash outflow of $7.4 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $44.6 million at April 4, 2009 from $36.1 million at January 3, 2009.  The increase in accounts receivable resulted primarily from most of the quarter’s shipments occurring in the second half of the three month period ended April 4, 2009 versus the first half of the three month period in the last quarter of the prior year.  Our average days sales outstanding (DSO) increased to 48 days at April 4, 2009 from 33 days at January 3, 2009.

Inventory decreased to $23.5 million at April 4, 2009 from $28.3 million at January 3, 2009.  Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand.  Our average days of inventory (DOI) was 64 days at April 4, 2009 and 65 days at January 3, 2009.

Net cash provided by investing activities was $3.6 million during the three months ended April 4, 2009, compared to net cash provided of $182.4 million during the three months ended April 5, 2008.  The decrease was principally due to a decrease of $163.9 million in net proceeds from sales and maturities of available-for-sale investments and the receipt of the $14.3 million previously held in escrow in connection with the sale of the Aero product lines during the three months ended April 5, 2008.

We anticipate capital expenditures of approximately $10 to $15 million for fiscal 2009.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $5.8 million during the three months ended April 4, 2009, compared to net cash used of $139.6 million during the three months ended April 5, 2008.  The decrease was principally due to a decrease of $138.0 million for repurchases of our common stock, offset by a decrease of $3.9 million from proceeds from the issuance of common stock.  In July 2007 and October 2008, our Board of Directors authorized programs to repurchase up to $400 million and $100 million of our common stock, respectively.

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

Stock compensation — We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income in accordance with FASB SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R).  The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock.  The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.  In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest.  If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.  See Note 6, Stockholders’ Equity and Stock-Based Compensation, to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Long-term investments — Our long-term investments consist primarily of auction-rate securities.  We determine the fair value of our long-term auction-rate securities using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.  For the available-for-sale auction-rate securities, if the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary.  We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made.  When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is recorded as an impairment charge in the Consolidated Statement of Income.  Impairments that we conclude are temporary are recorded in accumulated other comprehensive loss.

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

We adopted FASB Financial Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, at the beginning of fiscal 2007.  As a result of the adoption of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation.  The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes.  We re-evaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in FASB SFAS No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years on a retrospective basis.  We adopted FSP EITF 03-6-1 at the beginning of fiscal 2009.  The adoption did not have a material impact on our financial statements.

Qualitative and Quantitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our investment portfolio holdings as of April 4, 2009, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $3.1 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases.  The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR.  We have entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively.  The fair value of the interest rate swap agreements at April 4, 2009 was a $5.4 million obligation.

Long-term Investments

Our long-term investments consist primarily of auction-rate securities.  Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of April 4, 2009, we held $55.4 million par value auction-rate securities, all of which experienced failed auctions.  The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates.  Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.  In November 2008, we entered into an agreement with UBS, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them.  As of April 4, 2009, we held $25.4 million par value auction-rate securities purchased from UBS.  We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012.  See Note 3, Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 4, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.  There was no change in our internal controls during the fiscal quarter ended April 4, 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  Plaintiffs selected six “focus” cases, which do not include us, which are intended to serve as test cases.  The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases.

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, the plaintiffs moved to certify a class in these six cases.  On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints.  On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice.  On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes us, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us.  The settlement is subject to termination by the parties under certain circumstances, and is subject to Court approval.  There is no assurance that the settlement will be concluded or that the Court will approve the settlement.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense during the three months ended April 4, 2009 was $26.1 million, or 31.1% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the three months ended April 4, 2009, our ten largest customers accounted for 47% of our revenues.  Some of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia.  This has included the establishment of a headquarters in Singapore for non-U.S. operations.  The percentage of our revenues derived from customers located outside of the United States was 87% during the three months ended April 4, 2009.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

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

The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner and may decrease our gross margins due to higher unit costs

The manufacturing of our products is a highly complex and technologically demanding process.  Although we work closely with our foundries and assemblers to minimize the likelihood of reduced manufacturing yields, we have from time to time experienced lower than anticipated manufacturing yields.  Changes in manufacturing processes or the inadvertent use of defective or contaminated materials could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies, which could lower our gross margins.  If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers’ demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships.

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

We are a relatively small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share

Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have.  As a result, these competitors may have greater credibility with our existing and potential customers.  They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours.  In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers.  These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products.  Our competitors may also offer bundled chipset kit arrangements offering a more complete product despite the technical merits or advantages of our products.  These competitors may elect not to support our products which could complicate our sales efforts.  These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business.  Competition could decrease our prices, reduce our sales, lower our gross margins and/or decrease our market share.

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

The average selling prices of our products could decrease rapidly which may negatively impact our revenues and gross margins

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices.  We have reduced the average unit price of our products in anticipation of or in response to competitive pricing pressures, new product introductions by us or our competitors and other factors.  If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, increasing our sales content per application or reducing production costs, our gross margins and revenues will suffer.  To maintain our gross margin percentage, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs.  Our failure to do so could cause our revenues and gross margin percentage to decline.

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

The following table summarizes repurchases of our common stock during the three months ended April 4, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2009 — January 31, 2009	—	$—	—	$75,286,033

February 1, 2009 — February 28, 2009	90,400	$22.73	90,400	$73,231,389

March 1, 2009 — April 4, 2009	134,089	$24.57	134,089	$69,936,540
Total	224,489	$23.83	224,489

In October 2008, we announced that our Board of Directors authorized a program to repurchase up to $100 million of our common stock.  Such repurchases may occur over a 12-month period.  The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

SILICON LABORATORIES INC.

April 30, 2009	/s/ Necip Sayiner
Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

April 30, 2009	/s/ William G. Bock
Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)