Form 10-Q
period 2009-07-04
SILICON LABORATORIES INC
filed 2009-07-29
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

☐ Yes  ☐ No

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

☐ Yes ☒ No

As of July 22, 2009, 44,857,063 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 4, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$199,519	$172,272
Short-term investments	113,205	101,267
Accounts receivable, net of allowance for doubtful accounts of $680 at July 4, 2009 and $1,011 at January 3, 2009	62,890	36,144
Inventories	26,672	28,293
Deferred income taxes	6,587	6,439
Prepaid expenses and other current assets	20,091	18,297
Total current assets	428,964	362,712
Long-term investments	23,138	51,821
Property, equipment and software, net	28,739	30,496
Goodwill	104,612	105,515
Other intangible assets, net	45,778	49,728
Other assets, net	19,831	23,973
Total assets	$651,062	$624,245

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 25,416	$ 22,274
Accrued expenses	21,973	29,119
Deferred income on shipments to distributors	26,839	21,599
Income taxes	85	4
Total current liabilities	74,313	72,996
Long-term obligations and other liabilities	49,608	48,789
Total liabilities	123,921	121,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock--$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	--	--
Common stock--$0.0001 par value; 250,000 shares authorized; 44,726 and 44,613 shares issued and outstanding at July 4, 2009 and January 3, 2009, respectively	4	4
Additional paid-in capital	89,731	75,711
Retained earnings	443,194	432,793
Accumulated other comprehensive loss	(5,788)	(6,048)
Total stockholders’ equity	527,141	502,460
Total liabilities and stockholders’ equity	$651,062	$624,245

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
Revenues	$104,216	$104,620	$187,917	$202,799
Cost of revenues	39,435	38,587	72,458	76,419
Gross margin	64,781	66,033	115,459	126,380
Operating expenses:
Research and development	25,868	23,378	51,937	48,051
Selling, general and administrative	26,187	24,486	49,629	49,095
Operating expenses	52,055	47,864	101,566	97,146
Operating income	12,726	18,169	13,893	29,234
Other income (expense):
Interest income	655	2,406	1,537	7,204
Interest expense	(51)	(109)	(103)	(254)
Other income (expense), net	342	(355)	290	(497)
Income before income taxes	13,672	20,111	15,617	35,687
Provision for income taxes	3,942	5,468	5,216	10,230

Net income	$9,730	$14,643	$10,401	$25,457

Earnings per share:
Basic	$0.22	$0.30	$0.23	$0.51
Diluted	$0.21	$0.29	$0.23	$0.50

Weighted-average common shares outstanding:
Basic	44,640	48,510	44,336	49,858
Diluted	45,975	49,705	45,229	50,901

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 4, 2009	July 5, 2008
Operating Activities
Net income	$ 10,401	$ 25,457
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	5,963	5,234
Loss (gain) on disposal of property, equipment and software	32	(15)
Amortization of other intangible assets and other assets	3,950	2,073
Stock compensation expense	21,000	20,397
Income tax benefit from employee stock-based awards	293	828
Excess income tax benefit from employee stock-based awards	(273)	(625)
Deferred income taxes	1,593	(1,183)
Changes in operating assets and liabilities:
Accounts receivable	(26,420)	(521)
Inventories	1,658	(1,017)
Prepaid expenses and other assets	2,829	5,093
Accounts payable	3,896	1,396
Accrued expenses	(4,388)	(7,980)
Deferred income on shipments to distributors	5,240	(3,652)
Income taxes	757	(216)
Net cash provided by operating activities	26,531	45,269
Investing Activities
Purchases of available-for-sale investments	(45,537)	(140,439)
Proceeds from sales and maturities of available-for-sale investments	59,434	268,823
Proceeds from sales of trading securities	2,600	--
Purchases of property, equipment and software	(3,974)	(5,060)
Proceeds from the sale of assets	--	14,265
Purchases of other assets	(2,304)	(3,681)
Acquisitions of businesses, net of cash acquired	(2,800)	--
Net cash provided by investing activities	7,419	133,908
Financing Activities
Proceeds from issuance of common stock	7,341	7,354
Excess income tax benefit from employee stock-based awards	273	625
Repurchases of common stock	(12,140)	(175,369)
Repurchases of stock to satisfy employee tax withholding	(2,177)	(2,141)
Net cash used in financing activities	(6,703)	(169,531)

Increase in cash and cash equivalents	27,247	9,646
Cash and cash equivalents at beginning of period	172,272	264,408
Cash and cash equivalents at end of period	$199,519	$274,054

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 4, 2009 and January 3, 2009, the condensed consolidated results of its operations for the three and six months ended July 4, 2009 and July 5, 2008, and the Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2009 and July 5, 2008.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three and six months ended July 4, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued the following FASB Staff Positions (FSPs):

•                  FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

•                  FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

•                  FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

These FSPs are effective for reporting periods ending after June 15, 2009 and were adopted by the Company on April 5, 2009.  The adoption of the FSPs did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in FASB SFAS No. 128, Earnings per Share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years on a retrospective basis.  The Company adopted FSP EITF 03-6-1 at the beginning of fiscal 2009.  The adoption did not have a material impact on the Company’s financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
Net income	$ 9,730	$ 14,643	$ 10,401	$ 25,457

Shares used in computing basic earnings per share	44,640	48,510	44,336	49,858

Effect of dilutive securities:
Stock options and awards	1,335	1,195	893	1,043
Shares used in computing diluted earnings per share	45,975	49,705	45,229	50,901

Earnings per share:
Basic	$ 0.22	$ 0.30	$ 0.23	$ 0.51
Diluted	$ 0.21	$ 0.29	$ 0.23	$ 0.50

Approximately 2.6 million, 3.3 million, 4.2 million and 3.7 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended July 4, 2009 and July 5, 2008, and for the six months ended July 4, 2009 and July 5, 2008, respectively, as they were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Financial Instruments

Investments

The Company’s short-term investments consist primarily of municipal bonds, U.S. government agency notes, auction-rate securities purchased through UBS (“UBS auction-rate securities”) and corporate bonds.  The Company’s long-term investments consist of non-UBS auction-rate securities.  Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders.  As of July 4, 2009, the Company held $52.9 million par value auction-rate securities, all of which experienced failed auctions.  The underlying assets of the securities consisted of student loans and municipal bonds, of which $48.5 million were guaranteed by the U.S. government and the remaining $4.4 million were privately insured. As of July 4, 2009, $43.5 million of the auction-rate securities had credit ratings of AAA, $2.4 million had credit ratings of AA and $7.0 million had a credit rating of BBB.  These securities had contractual maturity dates ranging from 2025 to 2046 and with current yields of 0.32% to 2.95% per year at July 4, 2009.  The Company is receiving the underlying cash flows on all of its auction-rate securities.  The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature.  The Company is unable to predict if these funds will become available before their maturity dates.

In November 2008, the Company entered into an agreement with UBS AG, which provides the Company certain rights to sell to UBS the auction-rate securities which were purchased through them.  As of July 4, 2009, the Company held $25.4 million par value auction-rate securities purchased from UBS.  The Company has the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012.  UBS, at its discretion, may purchase or sell these securities on the Company’s behalf at any time provided the Company receives par value for the securities sold.  The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion.  The agreement allows for the continuation of the accrual and payment of interest due on the securities.  The agreement also provides the Company with access to loans of up to 75% of the market value of the unredeemed securities until June 30, 2010.  These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities.  As of July 4, 2009, the Company had no loans outstanding under this agreement.

The Company’s right to sell the auction-rate securities to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the auction-rate securities.  As the put option is non-transferable and cannot be attached to the auction-rate securities if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS.  The Company elected the fair value option under FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, to record the put option.  The Company has classified the UBS auction-rate securities as trading securities and, accordingly, recognizes changes in fair value in earnings.  Adjustments to the fair values of the put option and the trading securities generally offset each other and are recorded in “other income (expense), net”.  The Company intends to exercise its option to sell its UBS auction-rate securities to UBS on June 30, 2010 and has therefore classified both the UBS auction-rate securities and the related put option as short-term investments as of July 4, 2009.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities.  The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its non-UBS auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value.  The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value.  As such, the Company has determined that no other-than-temporary impairment losses existed as of July 4, 2009.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s available-for-sale investments consist of the following (in thousands):

	July 4, 2009
Debt Security	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Municipal bonds	$ 44,210	$ --	$345	$ 44,555
U.S. government agency	36,399	--	51	36,450
Auction-rate securities	27,575	(4,437)	--	23,138
Corporate bonds	6,877	--	40	6,917
	$115,061	$(4,437)	$436	$111,060

	January 3, 2009
Debt Security	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Auction-rate securities	$30,000	$(4,260)	$ --	$25,740
Municipal bonds	88,907	--	503	89,410
U.S. government agency	10,001	--	56	10,057
	$128,908	$(4,260)	$559	$125,207

The Company’s available-for-sale investments that were in a continuous unrealized loss position as of July 4, 2009, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
Debt Security	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Auction-rate securities	$1,767	$(233)	$21,371	$(4,204)	$23,138	$(4,437)
	$1,767	$(233)	$21,371	$(4,204)	$23,138	$(4,437)

All of the Company’s available-for-sale investments with gross unrealized losses as of January 3, 2009 had been in a continuous loss position for less than 12 months.  The gross unrealized losses as of July 4, 2009 and January 3, 2009 were due primarily to the illiquidity of the Company’s auction-rate securities.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 4, 2009 (in thousands):

	Cost	Fair Value
Due in one year or less	$ 80,609	$ 81,005
Due after one year through three years	6,877	6,917
Due after ten years	27,575	23,138
	$115,061	$111,060

In addition, the Company has made equity investments in non-publicly traded companies that it accounts for under the cost method.  The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair values when it determines that an other-than-temporary decline has occurred.

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

The Company estimates the fair values of derivatives based on quoted prices and market observable data of similar instruments.  If the lease agreements or the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination.  During the six months ended July 4, 2009, the Company did not discontinue any cash flow hedges.

For interest rate swaps designated as cash flow hedges, the Company measures effectiveness by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap.  The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income.  As of July 4, 2009, no portions of the gains or losses from the hedging instruments were excluded from the assessment of effectiveness.  There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instruments consisted of the following (in thousands):

	July 4, 2009
	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swaps	Long-term obligations and other liabilities	$4,904

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The effective portions of gains (losses) on derivative financial instruments consisted of the following (in thousands):

	Recognized in Accumulated Other Comprehensive Loss during the:		Location of Gain (Loss) Reclassified into Income	Reclassified into Earnings during the:

	Three Months Ended			Three Months Ended
	July 4, 2009	July 5, 2008		July 4, 2009	July 5, 2008
Cash flow hedges:
Interest rate swaps	$(113)	$--	Rent expense	$(622)	$--

	Six Months Ended			Six Months Ended
	July 4, 2009	July 5, 2008		July 4, 2009	July 5, 2008
Cash flow hedges:
Interest rate swaps	$(476)	$--	Rent expense	$(1,175)	$--

The Company expects to reclassify $2.8 million of its interest rate swap losses included in accumulated other comprehensive loss as of July 4, 2009 into earnings in the next 12 months, which is offset by lower rent payments.

The Company’s interest rate swap agreements contain provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million.  If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions.  Both of the Company’s interest rate swaps were in a net liability position at July 4, 2009.  No collateral has been posted with the counterparties as of July 4, 2009.

4. Fair Value of Financial Instruments

The Company’s financial instruments are recorded at amounts that reflect the Company’s estimate of their fair values.  FASB SFAS No. 157, Fair Value Measurement, provides a hierarchal disclosure framework associated with the level of subjectivity used in measuring assets and liabilities at fair value.  The three levels defined by the SFAS 157 hierarchy are as follows:

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

	Fair Value Measurements at July 4, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$182,399	$--	$--	$182,399
Short-term investments (1)	87,922	--	25,283	113,205
Long-term investments (2)	--	--	23,138	23,138
	$270,321	$--	$48,421	$318,742

Liabilities
Derivative instruments	$--	$4,904	$--	$4,904
	$--	$4,904	$--	$4,904

 (1)  Included in the Company’s short-term investments are $44.6 million of municipal debt securities, $6.9 million of corporate debt securities, $36.4 million of U.S. government agency debt securities, $20.4 million of UBS auction-rate securities classified as trading and $4.9 million for a put option.

 (2)  The Company’s long-term investments consist entirely of available-for-sale auction-rate securities.

The Company’s cash equivalents and short-term investments (other than its UBS auction-rate securities and put option) are valued using quoted prices and other relevant information generated by market transactions involving identical assets.  The Company’s auction-rate securities and put option are valued using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities, a discount to reflect the Company’s inability to liquidate the securities and counterparty risk.  The Company’s derivative instruments are valued using quoted prices and market observable data of similar instruments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the activity in Level 3 financial instruments for the three and six months ended July 4, 2009 (in thousands):

	Three Months Ended			Six Months Ended
	Auction Rate Securities	Put Option	Total	Auction Rate Securities	Put Option	Total
Beginning balance	$46,015	$4,784	$50,799	$46,859	$4,962	$51,821
Net purchases, sales, issuances and settlements	(2,475)	--	(2,475)	(2,974)	(301)	(3,275)
Unrealized losses	--	--	--	(177)	--	(177)
Net recognized gains (losses)	--	97	97	(168)	220	52
Balance at July 4, 2009	$43,540	$4,881	$48,421	$43,540	$4,881	$48,421

Gain (loss) for period included in earnings attributable to the Level 3 financial instruments still held at July 4, 2009 related to:
Trading securities	$ --	$ --	$ --	$ (168)	$ --	$ (168)
Fair value of the put option	--	97	97	--	220	220
	$ --	$ 97	$ 97	$ (168)	$ 220	$ 52

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

5. Balance Sheet Details

Balance sheet details consist of the following (in thousands):

Inventories

	July 4, 2009	January 3, 2009
Work in progress	$20,780	$23,474
Finished goods	5,892	4,819
	$26,672	$28,293

6. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company issued 559.5 thousand shares of common stock during the six months ended July 4, 2009.  Approximately 83.0 thousand shares were withheld by the Company during the six months ended July 4, 2009 to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s 2000 Stock Incentive Plan and 2009 Stock Incentive Plan.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Share Repurchase Program

In October 2008, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock over a 12-month period.  The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.  During the six months ended July 4, 2009, the Company repurchased 446 thousand shares of its common stock for $12.1 million under its current repurchase program.  During the six months ended July 5, 2008, the Company repurchased 5.5 million shares for $173.3 million under its previous share repurchase program that expired in November 2008.

Comprehensive Income

The changes in the components of comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended
	July 4, 2009	July 5, 2008
Net income	$9,730	$14,643
Net unrealized losses on available-for-sale securities, net of tax benefit of $46 and $347, respectively	(85)	(643)
Net unrealized gains on cash flow hedges, net of tax provision of $178 and $0, respectively	331	–
Comprehensive income	$9,976	$14,000

	Six Months Ended
	July 4, 2009	July 5, 2008
Net income	$10,401	$25,457
Net unrealized losses on available-for-sale securities, net of tax benefit of $105 and $1,344, respectively	(195)	(2,496)
Net unrealized gains on cash flow hedges, net of tax provision of $245 and $0, respectively	455	--
Comprehensive income	$10,661	$22,961

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 3, 2009	$(3,642)	$(2,406)	$(6,048)
Change associated with current period transactions, net of tax	(309)	(195)	(504)
Amount reclassified into earnings, net of tax	764	--	764
Balance at July 4, 2009	$(3,187)	$(2,601)	$(5,788)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Stock-Based Compensation

In April 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Incentive Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”).  The 2009 Incentive Plan is currently effective, and no further grants will be issued under the Company’s 2000 Stock Incentive Plan.  The 2009 Purchase Plan will take effect upon the termination of the existing Employee Stock Purchase Plan, on or before April 30, 2010.

The Company accounts for its stock-based compensation plans under the recognition and measurement provisions of FASB SFAS No. 123 (revised 2004), Share-Based Payment , (SFAS 123R).  Stock-based compensation costs are generally based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model.  The fair values of stock awards and restricted stock units (RSUs) generally equal their intrinsic value on the date of grant.  The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Six Months Ended
	July 4, 2009	July 5, 2008
Stock Incentive Plan:
Expected volatility	n/a	43.7%
Risk-free interest rate %	n/a	2.8%
Expected term (in years)	n/a	5.0
Dividend yield	n/a	--

Employee Stock Purchase Plan:
Expected volatility	47.8%	37.1%
Risk-free interest rate %	0.4%	1.8%
Expected term (in months)	9	9
Dividend yield	--	--

There were no stock options granted during the six months ended July 4, 2009.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008
Cost of revenues	$ 372	$ 380	$ 767	$ 750
Research and development	3,794	3,976	7,672	7,918
Selling, general and administrative	6,685	5,820	12,561	11,729
	10,851	10,176	21,000	20,397
Provision for income taxes	1,457	1,465	2,965	2,712
	$ 9,394	$ 8,711	$18,035	$17,685

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company had approximately $77.9 million of total unrecognized compensation costs related to stock options, stock and RSUs at July 4, 2009 that are expected to be recognized over a weighted-average period of 2.1 years.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, the plaintiffs moved to certify a class in these six cases.  On November 14, 2007, the defendants in the six focus cases filed motions to dismiss the amended complaints.  On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice. On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes the Company, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company.  On June 11, 2009, the Court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes.  The settlement is subject to termination by the parties under certain circumstances and final approval by the Court.  The hearing on final approval is currently scheduled for September 10, 2009.  There is no assurance that the Court will grant final approval.

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

Discontinued Operations Indemnification

In March 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”).  In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters.  There is no contractual limit on exposure with respect to such matters.  As of July 4, 2009, the Company had no material liabilities recorded with respect to this indemnification obligation.

8. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses (including a portion of our stock compensation), research and development tax credits, interest income from tax-exempt investments and interest and penalties related to unrecognized tax benefits.  Income tax expense was $3.9 million and $5.5 million for the three months ended July 4, 2009 and July 5, 2008, respectively, resulting in effective tax rates of 28.8% and 27.2%, respectively.  Income tax expense was $5.2 million and $10.2 million for the six months ended July 4, 2009 and July 5, 2008, respectively, resulting in effective tax rates of 33.4% and 28.7%, respectively.  The increase in the effective rate for the three months ended July 4, 2009 was primarily attributable to a decrease in the deductibility of stock compensation expense, which was partially offset by increases in the foreign tax rate benefit and the federal research and development credit.  The increase in the effective rate for the six months ended July 4, 2009 was primarily attributable to a decrease in the deductibility of stock compensation expense and a reduction in tax exempt interest income.  The increase was partially offset by an increase in the federal research and development credit.

At July 4, 2009, the Company had gross unrecognized tax benefits of $34.4 million, $34.2 million of which would affect the effective tax rate if recognized. During the six months ended July 4, 2009, the Company had gross increases of $1.7 million to its current year unrecognized tax benefits, primarily due to uncertainty related to intercompany transfer pricing.  During the six months ended July 5, 2008, the Company had gross increases of $2.1 million to its unrecognized tax benefits, primarily due to uncertainty related to intercompany transfer pricing.

The Company believes it is reasonably possible that the unrecognized tax benefits will decrease in the amount of $1.2 million in the next 12 months due to the closing of an open tax year.  The nature of the uncertainty relates primarily to deductions taken on a prior year tax return.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Additionally, the Company believes it is reasonably possible that the gross unrecognized tax benefits will change in the next 12 months due to the Company’s participation in the Advance Pricing Agreement program with the U.S. Internal Revenue Service. The Company is unable to estimate the range of the possible change to the unrecognized tax benefits at this time.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognized $0.4 million of interest, net of tax, in the provision for income taxes for the six months ended July 4, 2009.  The Company recognized $0.5 million of interest, net of tax, in the provision for income taxes for the six months ended July 5, 2008.  As of July 4, 2009, the Company had accrued $2.3 million for the payment of interest related to unrecognized tax positions.

The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company has been notified by the U.S. Internal Revenue Service that its federal income tax returns for 2005 through 2008 will be examined.  Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or results of operations.

9.  Headquarter Relocation Costs

In fiscal 2006 and 2007, the Company relocated its Austin, Texas employees to a new corporate headquarters.  The following table summarizes the accrued relocation costs activity for the six months ended July 4, 2009 (in thousands):

Balance at January 3, 2009	Deductions	Balance at July 4, 2009
$986	$573	$413

Deductions represent lease payments.

10.  Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events.  This evaluation was performed through July 29, 2009, the date on which the Company’s financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2009 will have 52 weeks and fiscal 2008 had 53 weeks.  In a 52-week year, each fiscal quarter consists of 13 weeks. The extra week in fiscal 2008 was added to the first quarter, making such quarter consist of 14 weeks.  Our second quarter of fiscal 2009 ended July 4, 2009.  Our second quarter of fiscal 2008 ended July 5, 2008.

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

As a “fabless” semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States and Europe, to manufacture the silicon wafers that reflect our IC designs.  Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC.  We rely on third-parties in Asia to assemble, package, and, in most cases, test these devices and ship these units to our customers.  Testing performed by such third parties facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets.  We group our products into the following categories:

•                  RF products, which include our broadcast radio receivers and transmitters, short-range wireless transceivers, video tuners and demodulators, satellite set-top box receivers and satellite radio tuners;

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration.  In the first six months of 2009, we introduced a silicon hybrid TV tuner that supports both analog and digital broadcasts in a single device, a family of ProSLIC single channel telephony ICs for broadband networking equipment, the expansion of our small form factor microcontrollers in a tiny 2x2 mm footprint, a family of ISOpro high-performance, digital isolators, a family of high pin-count capacitive touch-sense microcontrollers for cost-sensitive embedded systems and the EZRadioPRO™ embedded wireless radio family.  We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the six months ended July 4, 2009, one customer, Samsung, represented more than 10% of our revenues.  No other single end customer accounted for more than 10% of our revenues during the six months ended July 4, 2009.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Avnet, represented 23% and 11% of our revenues during the six months ended July 4, 2009, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended July 4, 2009.

The percentage of our revenues derived from customers located outside of the United States was 88% during the six months ended July 4, 2009, which reflects market penetration for our products, as many of our customers manufacture and design their products in Asia.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Because many of our ICs are designed for use in consumer products such as televisions, personal video recorders, set-top boxes, portable navigation devices and mobile handsets, we expect that the demand for our products will be typically subject to some degree of seasonal demand.  However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 4, 2009	July 5, 2008	July 4, 2009	July 5, 2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.8	36.9	38.6	37.7
Gross margin	62.2	63.1	61.4	62.3

Operating expenses:
Research and development	24.8	22.3	27.6	23.7
Selling, general and administrative	25.1	23.4	26.4	24.2
Operating expenses	49.9	45.7	54.0	47.9

Operating income	12.3	17.4	7.4	14.4

Other income (expense):
Interest income	0.5	2.2	0.8	3.5
Interest expense	(0.0)	(0.1)	(0.1)	(0.1)
Other income (expense), net	0.3	(0.3)	0.2	(0.2)
Income before income taxes	13.1	19.2	8.3	17.6
Provision for income taxes	3.8	5.2	2.8	5.0
Net income	9.3%	14.0%	5.5%	12.6%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	July 4, 2009	July 5, 2008	Change	% Change	July 4, 2009	July 5, 2008	Change	% Change
Revenues	$104.2	$104.6	$(0.4)	(0.4)%	$187.9	$202.8	$(14.9)	(7.3)%

The decline in the sales of our products in the recent six month period was driven primarily by decreased revenues from our mature product group.  Unit volumes of our products increased compared to the three and six months ended July 5, 2008 by 27.8% and 14.8%, respectively.  Average selling prices decreased during the same periods by 22.1% and 19.2%, respectively.  Unit volumes and average selling prices were substantially affected by the addition of certain high volume, low average selling price products through the Integration Associates acquisition.  Excluding the Integration Associates products, during the same periods, unit volumes increased (decreased) by 3.2% and (4.5)%, respectively, and average selling prices decreased by only 8.7% and 8.4%, respectively.  In general, as our products become more mature, we expect to experience decreases in average selling prices.  We anticipate that newly announced, higher priced, next generation products and product derivatives will offset these decreases to some degree.

Gross Margin

	Three Months Ended				Six Months Ended
(in millions)	July 4, 2009	July 5, 2008	Change	% Change	July 4, 2009	July 5, 2008	Change	% Change
Gross margin	$64.8	$66.0	$(1.2)	(1.9)%	$115.5	$126.4	$(10.9)	(8.6)%
Percent of revenue	62.2%	63.1%			61.4%	62.3%

The decrease in the dollar amount of gross margin in the recent six month period was primarily due to our decreased sales.  We may continue to experience declines in the average selling prices of certain of our products.  This downward pressure on gross margin as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; or 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors.

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	July 4, 2009	July 5, 2008	Change	% Change	July 4, 2009	July 5, 2008	Change	% Change
Research and development	$25.9	$23.4	$2.5	10.7%	$51.9	$48.1	$3.8	8.1%
Percent of revenue	24.8%	22.3%			27.6%	23.7%

The increase in research and development expense in the recent three and six month periods was principally due to increases of $1.8 million and $3.4 million for personnel-related expenses, including personnel costs associated with the acquisition of Integration Associates, respectively.  We expect that research and development expense will remain relatively stable in absolute dollars, but may fluctuate somewhat due to the timing of certain items related to new product development initiatives, such as mask and wafer costs.  In addition, research and development expense will fluctuate as a percentage of revenues due to changes in sales.

Significant recent development projects include a silicon hybrid TV tuner that supports both analog and digital broadcasts in a single device, a family of ProSLIC single channel telephony ICs for broadband networking equipment, a family of ISOpro high-performance, digital isolators, a family of high pin-count capacitive touch-sense microcontrollers for cost-sensitive embedded systems, the EZRadioPRO embedded wireless radio family, the expansion of our Any-Rate Precision Clock family, a new family of clock generators and buffers, an integrated automotive AM/FM radio receiver IC, a 100% complementary metal oxide semiconductor (CMOS) oscillator and a highly integrated automotive communications controller.  We also further expanded our microcontroller portfolio.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	July 4, 2009	July 5, 2008	Change	% Change	July 4, 2009	July 5, 2008	Change	% Change
Selling, general and administrative	$26.2	$24.5	$1.7	6.9%	$49.6	$49.1	$0.5	1.1%
Percent of revenue	25.1%	23.4%			26.4%	24.2%

The increase in selling, general and administrative expense in the recent three and six month periods was principally due to increases of $1.6 million and $0.8 million for personnel-related expenses, including personnel costs associated with the acquisition of Integration Associates, respectively.  We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in future periods and may fluctuate with changes in revenues.

Interest Income

	Three Months Ended			Six Months Ended
(in millions)	July 4, 2009	July 5, 2008	Change	July 4, 2009	July 5, 2008	Change
Interest income	$0.7	$2.4	$(1.7)	$1.5	$7.2	$(5.7)

The decrease in interest income for the recent three and six month periods was due to lower interest rates on the underlying instruments and lower average cash and investment balances.

Interest Expense

Interest expense was $0.1 million for the three and six months ended July 4, 2009, as compared to $0.1 million and $0.3 million for the three and six months ended July 5, 2008, respectively.

Other Income (Expense), Net

Other income (expense), net was $0.3 million for the three and six months ended July 4, 2009, as compared $(0.4) million and $(0.5) million for the three and six months ended July 5, 2008, respectively.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	July 4, 2009	July 5, 2008	Change	July 4, 2009	July 5, 2008	Change
Provision for income taxes	$ 3.9	$ 5.5	$(1.6)	$ 5.2	$ 10.2	$(5.0)
Effective tax rate	28.8%	27.2%		33.4%	28.7%

The increase in the effective rate for the three months ended July 4, 2009 was primarily attributable to a decrease in the deductibility of stock compensation expense, which was partially offset by increases in the foreign tax rate benefit and the federal research and development credit.  The increase in the effective rate for the six months ended July 4, 2009 was primarily attributable to a decrease in the deductibility of stock compensation expense and a reduction in tax exempt interest income, partially offset by an increase in the federal research and development credit.

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

Business Outlook

We expect revenues in the third quarter of fiscal 2009 to be in the range of $114 to $119 million.  Furthermore, we expect our diluted earnings per share to be in the range of $0.27 to $0.32.

Liquidity and Capital Resources

Our principal sources of liquidity as of July 4, 2009 consisted of $312.7 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of municipal bonds, U.S government agency notes, UBS auction-rate securities and corporate bonds.

Our long-term investments consist of non-UBS auction-rate securities.  Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of July 4, 2009, we held $52.9 million par value auction-rate securities, all of which experienced failed auctions.  The securities had previously been valued using quoted prices in active markets.  When the auctions began to fail, quoted prices for the securities were no longer observable.  As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.

The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $48.5 million were guaranteed by the U.S. government and the remaining $4.4 million were privately insured.  As of July 4, 2009, $43.5 million of the auction-rate securities had credit ratings of AAA, $2.4 million had credit ratings of AA and $7.0 million had a credit rating of BBB.  These securities had contractual maturity dates ranging from 2025 to 2046 and were yielding 0.32% to 2.95% per year at July 4, 2009.  We are receiving the underlying cash flows on all of our auction-rate securities.  The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature.  We are unable to predict if these funds will become available before their maturity dates.

In November 2008, we entered into an agreement with UBS AG, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them.  As of July 4, 2009, we held $25.4 million par value auction-rate securities purchased from UBS.  We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012.  UBS, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold.  The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion.  The agreement allows for the continuation of the accrual and payment of interest due on the securities.  The agreement also provides us with access to loans of up to 75% of the market value of the unredeemed securities until June 30, 2010.  These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities.  As of July 4, 2009, we had no loans outstanding under this agreement.

We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.  We do not intend to sell, and we believe that it is not more likely than not that we will be required to sell, our non-UBS investments before their anticipated recovery in market value or final settlement at the underlying par value.  See Note 3, Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Net cash provided by operating activities was $26.5 million during the six months ended July 4, 2009, compared to net cash provided of $45.3 million during the six months ended July 5, 2008.  Operating cash flows during the six months ended July 4, 2009 reflect our net income of $10.4 million, adjustments of $32.5 million for depreciation, amortization, deferred income taxes, and stock compensation, and a net cash outflow of $16.4 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $62.9 million at July 4, 2009 from $36.1 million at January 3, 2009.  The increase in accounts receivable resulted primarily from (a) the majority of the shipments occurring in the second half of the quarter ended July 4, 2009 versus a substantial majority occurring in the first half of the last quarter of the prior year and (b) an increase in revenues during the three months ended July 4, 2009 compared to the three months ended January 3, 2009.  Our average days sales outstanding (DSO) increased to 54 days at July 4, 2009 from 33 days at January 3, 2009.

Inventory decreased to $26.7 million at July 4, 2009 from $28.3 million at January 3, 2009.  Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand.  Our average days of inventory (DOI) was 61 days at July 4, 2009 and 65 days at January 3, 2009.

Net cash provided by investing activities was $7.4 million during the six months ended July 4, 2009, compared to net cash provided of $133.9 million during the six months ended July 5, 2008.  The decrease was principally due to a decrease of $111.9 million in net proceeds from sales and maturities of investments, the receipt of $14.3 million previously held in escrow in connection with the sale of the Aero product lines during the six months ended July 5, 2008 and a payment of $2.8 million during the six months ended July 4, 2009 for consideration previously held in escrow in connection with our purchase of Silembia.

We anticipate capital expenditures of approximately $8 to $12 million for fiscal 2009.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $6.7 million during the six months ended July 4, 2009, compared to net cash used of $169.5 million during the six months ended July 5, 2008.  The decrease was principally due to a decrease of $163.2 million for repurchases of our common stock.  In July 2007 and October 2008, our Board of Directors authorized programs to repurchase up to $400 million and $100 million of our common stock, respectively.

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

Investments in auction-rate securities –  We determine the fair value of our auction-rate securities using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.  For the available-for-sale auction-rate securities, if the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary.  We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made.  When we conclude that an other-than-temporary impairment has resulted, the difference between the fair value and the carrying value is recorded as an impairment charge in the Consolidated Statement of Income.  Impairments that we conclude are temporary are recorded in accumulated other comprehensive loss.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued the following FASB Staff Positions (FSPs):

•                  FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

•                  FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

•                  FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

These FSPs are effective for reporting periods ending after June 15, 2009 and were adopted by us on April 5, 2009.  The adoption of the FSPs did not have a material impact on our financial statements.

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

Qualitative and Quantitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our investment portfolio holdings as of July 4, 2009, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $3.2 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases.  The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR.  We have entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively.  The fair value of the interest rate swap agreements at July 4, 2009 was a $4.9 million obligation.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of July 4, 2009, we held $52.9 million par value auction-rate securities, all of which experienced failed auctions.  The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates.  Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.  In November 2008, we entered into an agreement with UBS, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them.  As of July 4, 2009, we held $25.4 million par value auction-rate securities purchased from UBS.  We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012.  See Note 3, Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 4, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.  There was no change in our internal controls during the fiscal quarter ended July 4, 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases.  On September 27, 2007, the plaintiffs moved to certify a class in these six cases.  On November 14, 2007, the defendants in the six focus cases filed motions to dismiss the amended complaints.  On March 26, 2008, the District Court dismissed the Securities Act claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period.  With respect to all other claims, the motions to dismiss were denied.  On October 10, 2008, at the request of plaintiffs, plaintiffs’ motion for class certification was withdrawn, without prejudice.  On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes us, the underwriter defendants in its class action lawsuit, and the plaintiff class in its class action lawsuit.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us.  On June 11, 2009, the Court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes.  The settlement is subject to termination by the parties under certain circumstances and final approval by the Court.  The hearing on final approval is currently scheduled for September 10, 2009.  There is no assurance that the Court will grant final approval.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense during the six months ended July 4, 2009 was $51.9 million, or 27.6% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the six months ended July 4, 2009, our ten largest customers accounted for 45% of our revenues.  Some of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia.  This has included the establishment of a headquarters in Singapore for non-U.S. operations.  The percentage of our revenues derived from customers located outside of the United States was 88% during the six months ended July 4, 2009.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

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

We rely on third parties to manufacture, assemble and test our products and the failure to successfully manage our relationships with our manufacturers and subcontractors would negatively impact our ability to sell our products

We do not have our own wafer fab manufacturing facilities.  Therefore, we rely on third-party vendors to manufacture the ICs we design.  We also currently rely on Asian third-party assembly subcontractors to assemble and package the silicon chips provided by the wafers for use in final products.  Additionally, we rely on these offshore subcontractors for a substantial portion of the testing requirements of our products prior to shipping.  We expect utilization of third-party subcontractors to continue in the future.

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

Since our inception, most of the silicon wafers for the products that we have shipped were manufactured either by Taiwan Semiconductor Manufacturing Co. (TSMC) or its affiliates.  Our customers typically complete their own qualification process.  If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results.

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

•      Increased operating costs due to acquired overhead;

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

The following table summarizes repurchases of our common stock during the three months ended July 4, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 5, 2009 – May 2, 2009	63,700	$27.77	63,700	$68,167,448

May 3, 2009 – May 30, 2009	143,400	$31.34	143,400	$63,673,943

May 31, 2009 – July 4, 2009	14,900	$34.85	14,900	$63,154,709
Total	222,000	$30.55	222,000

In October 2008, we announced that our Board of Directors authorized a program to repurchase up to $100 million of our common stock.  Such repurchases may occur over a 12-month period.  The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On April 23, 2009, we held our Annual Meeting of Shareholders.  The matters voted upon at the meeting and the results of those votes were as follows:

Election of Class II Directors

	Total Votes For Director	Total Votes Withheld From Director
Harvey B. Cash	40,209,517	3,061,235
Necip Sayiner	42,620,789	649,963
David R. Welland	42,611,666	659,086

Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending January 2, 2010

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
43,163,753	93,877	13,122	--

Approval of the 2009 Stock Incentive Plan

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
28,450,675	10,678,631	14,579	4,126,867

Approval of the 2009 Employee Stock Purchase Plan

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
32,641,973	6,488,633	13,280	4,126,866

The following individuals, who were not up for election at this Annual Meeting of Shareholders, continue to serve as directors: Navdeep S. Sooch, Nelson C. Chan, Robert Ted Enloe, III, Kristen M. Onken, Laurence G. Walker and William P. Wood.

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

10.1*+    Silicon Laboratories Inc. 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2009).

10.2*+    Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 27, 2009).

10.3*+    Form of Restricted Stock Units Grant Notice and Restricted Stock Units Award Agreement under Registrant’s 2009 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 27, 2009).

10.4*+    Form of Stock Option Grant Notice and Stock Option Award Agreement under Registrant’s 2009 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 27, 2009).

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

SILICON LABORATORIES INC.

July 29, 2009	/s/ Necip Sayiner
Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

July 29, 2009	/s/ William G. Bock
Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)