Form 10-Q
period 2009-10-03
SILICON LABORATORIES INC
filed 2009-10-28
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

As of October 21, 2009, 45,670,190 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	October 3, 2009	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$149,072	$172,272
Short-term investments	228,935	101,267
Accounts receivable, net of allowance for doubtful accounts of $645 at October 3, 2009 and $1,011 at January 3, 2009	61,487	36,144
Inventories	33,510	28,293
Deferred income taxes	7,437	6,439
Prepaid expenses and other current assets	17,869	18,297
Total current assets	498,310	362,712
Long-term investments	25,344	51,821
Property, equipment and software, net	28,698	30,496
Goodwill	105,109	105,515
Other intangible assets, net	43,804	49,728
Other assets, net	16,894	23,973
Total assets	$718,159	$624,245

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,840	$22,274
Accrued expenses	30,176	29,119
Deferred income on shipments to distributors	31,966	21,599
Income taxes	—	4
Total current liabilities	88,982	72,996
Long-term obligations and other liabilities	50,513	48,789
Total liabilities	139,495	121,785
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 45,577 and 44,613 shares issued and outstanding at October 3, 2009 and January 3, 2009, respectively	5	4
Additional paid-in capital	117,555	75,711
Retained earnings	465,633	432,793
Accumulated other comprehensive loss	(4,529)	(6,048)
Total stockholders’ equity	578,664	502,460
Total liabilities and stockholders’ equity	$718,159	$624,245

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
Revenues	$125,913	$113,483	$313,830	$316,282
Cost of revenues	44,878	44,174	117,336	120,593
Gross margin	81,035	69,309	196,494	195,689
Operating expenses:
Research and development	25,904	25,785	77,841	73,836
Selling, general and administrative	28,592	25,940	78,221	75,035
In-process research and development	—	10,250	—	10,250
Operating expenses	54,496	61,975	156,062	159,121
Operating income	26,539	7,334	40,432	36,568
Other income (expense):
Interest income	546	2,073	2,083	9,277
Interest expense	(51)	(71)	(154)	(325)
Other income (expense), net	8	(43)	298	(540)
Income before income taxes	27,042	9,293	42,659	44,980
Provision for income taxes	4,603	8,139	9,819	18,369

Net income	$22,439	$1,154	$32,840	$26,611

Earnings per share:
Basic	$0.50	$0.02	$0.73	$0.54
Diluted	$0.47	$0.02	$0.71	$0.53

Weighted-average common shares outstanding:
Basic	45,170	47,331	44,814	49,036
Diluted	47,322	48,385	46,127	50,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 3, 2009	October 4, 2008
Operating Activities
Net income	$32,840	$26,611
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization of property, equipment and software	9,021	7,927
Loss (gain) on disposal of property, equipment and software	32	(15)
Amortization of other intangible assets and other assets	5,924	5,118
Stock compensation expense	32,176	30,393
In-process research and development	—	10,250
Income tax benefit from employee stock-based awards	1,672	1,108
Excess income tax benefit from employee stock-based awards	(1,378)	(810)
Deferred income taxes	626	339
Changes in operating assets and liabilities:
Accounts receivable	(25,016)	(5,838)
Inventories	(5,256)	(1,367)
Prepaid expenses and other assets	3,444	8,930
Accounts payable	5,656	(1,258)
Accrued expenses	3,801	(6,922)
Deferred income on shipments to distributors	10,367	965
Income taxes	4,246	5,654
Net cash provided by operating activities	78,155	81,085
Investing Activities
Purchases of available-for-sale investments	(182,039)	(151,470)
Proceeds from sales and maturities of available-for-sale investments	80,312	271,824
Proceeds from sales of trading securities	2,600	—
Purchases of property, equipment and software	(6,991)	(7,861)
Proceeds from the sale of assets	—	14,265
Purchases of other assets	(2,763)	(4,828)
Acquisitions of businesses, net of cash acquired	(2,800)	(74,560)
Net cash provided by (used in) investing activities	(111,681)	47,370
Financing Activities
Proceeds from issuance of common stock	26,322	7,649
Excess income tax benefit from employee stock-based awards	1,378	810
Repurchases of common stock	(12,325)	(246,031)
Repurchases of stock to satisfy employee tax withholding	(5,049)	(3,980)
Net cash provided by (used in) financing activities	10,326	(241,552)

Decrease in cash and cash equivalents	(23,200)	(113,097)
Cash and cash equivalents at beginning of period	172,272	264,408
Cash and cash equivalents at end of period	$149,072	$151,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at October 3, 2009 and January 3, 2009, the condensed consolidated results of its operations for the three and nine months ended October 3, 2009 and October 4, 2008, and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2009 and October 4, 2008. All intercompany balances and transactions have been eliminated. The condensed consolidated results of operations for the three and nine months ended October 3, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

Revenues are generated almost exclusively by sales of the Company’s ICs. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, revenue from product sales to direct customers and contract manufacturers is recognized upon shipment.

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and price protection related to the final selling price to the end customers. Accordingly, the Company defers revenue and cost of revenue on such sales until the distributors sell the product to the end customers. The net balance of deferred revenue less deferred cost of revenue associated with inventory shipped to a distributor but not yet sold to an end customer is recorded in the “deferred income on shipments to distributors” liability on the Consolidated Balance Sheet. Such net deferred income balance reflects the Company’s estimate of the impact of rights of return and price protection.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued the following:

•                  FASB Accounting Standards Codification (ASC) 820-10-65, formerly FASB Staff Position (FSP) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

•                  FASB ASC 320-10-65, formerly FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

•                  FASB ASC 825-10-65, formerly FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

These ASCs are effective for reporting periods ending after June 15, 2009 and were adopted by the Company on April 5, 2009. The adoption of the ASCs did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB ASC 260-10-45, formerly FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in FASB ASC 260, Earnings per Share.  ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years on a retrospective basis. The Company adopted ASC 260-10-45 at the beginning of fiscal 2009. The adoption did not have a material impact on the Company’s financial statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
Net income	$22,439	$1,154	$32,840	$26,611

Shares used in computing basic earnings per share	45,170	47,331	44,814	49,036

Effect of dilutive securities:
Stock options and awards	2,152	1,054	1,313	1,047
Shares used in computing diluted earnings per share	47,322	48,385	46,127	50,083

Earnings per share:
Basic	$0.50	$0.02	$0.73	$0.54
Diluted	$0.47	$0.02	$0.71	$0.53

Approximately 0.9 million, 3.9 million, 3.1 million and 3.7 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended October 3, 2009 and October 4, 2008, and for the nine months ended October 3, 2009 and October 4, 2008, respectively, as they were anti-dilutive.

3. Financial Instruments

Investments

The Company’s short-term investments consist primarily of U.S. government agency bonds and discount notes, corporate bonds, municipal bonds, U.S. treasury bills, U.S. government bonds, commercial paper, international government bonds and auction-rate securities purchased through UBS (“UBS auction-rate securities”). The Company’s long-term investments consist of non-UBS auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of October 3, 2009, the Company held $51.6 million par value auction-rate securities, all of which experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $47.6 million were guaranteed by the U.S. government and the remaining $4.0 million were privately insured. As of October 3, 2009, $40.6 million of the auction-rate securities had credit ratings of AAA, $4.0 million had credit ratings of AA and $7.0 million had a credit rating of BBB. These securities had contractual maturity dates ranging from 2025 to 2046 and with current yields of 0.51% to 2.85% per year at October 3, 2009. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In November 2008, the Company entered into an agreement with UBS AG, which provides the Company certain rights to sell to UBS the auction-rate securities which were purchased through them. As of October 3, 2009, the Company held $24.2 million par value auction-rate securities purchased from UBS. The Company has the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on the Company’s behalf at any time provided the Company receives par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides the Company with access to loans of up to 75% of the market value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities. As of October 3, 2009, the Company had no loans outstanding under this agreement.

The Company’s right to sell the auction-rate securities to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the auction-rate securities. As the put option is non-transferable and cannot be attached to the auction-rate securities if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS. The Company elected to record the put option at fair value. The Company has classified the UBS auction-rate securities as trading securities and, accordingly, recognizes changes in fair value in earnings. Adjustments to the fair values of the put option and the trading securities generally offset each other and are recorded in “other income (expense), net”. The Company intends to exercise its option to sell its UBS auction-rate securities to UBS on June 30, 2010 and has therefore classified both the UBS auction-rate securities and the related put option as short-term investments as of October 3, 2009.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its non-UBS auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of October 3, 2009.

The Company’s available-for-sale investments consist of the following (in thousands):

	October 3, 2009
Debt Security	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
U.S. government agency	$68,157	$—	$76	$68,233
Corporate bonds	46,857	—	47	46,904
Municipal bonds	40,018	—	215	40,233
U.S. treasury bills	28,478	—	9	28,487
Auction rate securities	27,450	(2,106)	—	25,344
Commercial paper	9,775	—	—	9,775
U.S. government bonds	9,108	—	21	9,129
International government bonds	8,011	—	8	8,019
	$237,854	$(2,106)	$376	$236,124

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	January 3, 2009
Debt Security	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Municipal bonds	$88,907	$—	$503	$89,410
Auction-rate securities	30,000	(4,260)	—	25,740
U.S. government agency	10,001	—	56	10,057
	$128,908	$(4,260)	$559	$125,207

All of the Company’s available-for-sale investments with gross unrealized losses had been in a continuous loss position for more than 12 months as of October 3, 2009 and had been in a continuous loss position for less than 12 months as of January 3, 2009. The gross unrealized losses as of October 3, 2009 and January 3, 2009 were due primarily to the illiquidity of the Company’s auction-rate securities.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at October 3, 2009 (in thousands):

	Cost	Fair Value
Due in one year or less	$129,808	$130,075
Due after one year through three years	80,596	80,705
Due after ten years	27,450	25,344
	$237,854	$236,124

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

The interest rate swap agreements are designated and qualify as cash flow hedges. The effective portion of the gain or loss on interest rate swaps is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is subsequently recognized in earnings when the hedged exposure affects earnings. Cash flows from derivatives are classified as cash flows from operating activities in the Consolidated Statement of Cash Flows.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company estimates the fair values of derivatives based on quoted prices and market observable data of similar instruments. If the lease agreements or the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination. During the nine months ended October 3, 2009, the Company did not discontinue any cash flow hedges.

The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of October 3, 2009, no portions of the gains or losses from the hedging instruments were excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instruments consisted of the following (in thousands):

	October 3, 2009
	Balance Sheet Location	Fair Value
Cash flow hedges:
Interest rate swaps	Long-term obligations and other liabilities	$5,239

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Gain	Three Months Ended
	October 3, 2009	October 4, 2008	(Loss) Reclassified into Income	October 3, 2009	October 4, 2008
Interest rate swaps	$(1,111)	$(1,160)	Rent expense	$(775)	$—

	Nine Months Ended			Nine Months Ended
	October 3, 2009	October 4, 2008		October 3, 2009	October 4, 2008
Interest rate swaps	$(1,587)	$(1,160)	Rent expense	$(1,950)	$—

The Company expects to reclassify $3.1 million of its interest rate swap losses included in accumulated other comprehensive loss as of October 3, 2009 into earnings in the next 12 months, which is offset by lower rent payments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s interest rate swap agreements contain provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million.  If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions.  Both of the Company’s interest rate swaps were in a net liability position at October 3, 2009.  No collateral has been posted with the counterparties as of October 3, 2009.

4. Fair Value of Financial Instruments

The fair values of the Company’s financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities.  The three levels are described below:

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

The following summarizes the valuation of the Company’s financial instruments (in thousands).  The table does not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at October 3, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$134,863	$—	$—	$134,863
Short-term investments (1)	204,812	—	24,123	228,935
Long-term investments (2)	—	—	25,344	25,344
	$339,675	$—	$49,467	$389,142

Liabilities
Derivative instruments	$—	$5,239	$—	$5,239
	$—	$5,239	$—	$5,239

(1)          Included in the Company’s short-term investments are $66.2 million of U.S. government agency debt securities, $52.8 million of corporate debt securities, $40.2 million of municipal debt securities, $37.6 million of U.S. government debt securities, $21.5 million of UBS auction-rate securities classified as trading together with a $2.6 million for a put option and $8.0 million of international government debt securities.

(2)          The Company’s long-term investments consist entirely of available-for-sale auction-rate securities.

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

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended October 3, 2009 (in thousands):

	Three Months Ended			Nine Months Ended
	Auction Rate Securities	Put Option	Total	Auction Rate Securities	Put Option	Total
Beginning balance	$43,540	$4,881	$48,421	$46,859	$4,962	$51,821

Net purchases, sales, issuances and settlements	(1,325)	—	(1,325)	(4,299)	(301)	(4,600)
Unrealized gains (losses)	2,331	—	2,331	2,154	—	2,154
Net recognized gains (losses)	2,362	(2,322)	40	2,194	(2,102)	92
Balance at October 3, 2009	$46,908	$2,559	$49,467	$46,908	$2,559	$49,467

Gain (loss) for period included in earnings attributable to the Level 3 financial instruments still held at October 3, 2009 related to:
Trading securities	$2,362	$—	$2,362	$2,194	$—	$2,194
Fair value of the put option	—	(2,322)	(2,322)	—	(2,102)	(2,102)
	$2,362	$(2,322)	$40	$2,194	$(2,102)	$92

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

5. Balance Sheet Details

Balance sheet details consist of the following (in thousands):

Inventories

	October 3, 2009	January 3, 2009
Work in progress	$26,159	$23,474
Finished goods	7,351	4,819
	$33,510	$28,293

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Acquisition

Integration Associates

In July 2008, the Company completed its acquisition of Integration Associates, a privately held company that designed and developed silicon solutions for wireless, wireline and power system management applications.  The Company acquired Integration Associates for approximately $87.1 million, including $80.6 million in cash and approximately 202,000 shares of the Company’s common stock valued at $6.5 million on the closing date.  The shares vest over a two-year period and are not subject to future service requirements.  Of such consideration, $9.0 million in cash was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters.

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

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core and developed technology	$36,270	9.7
Customer relationships	1,080	10.0
In-process research and development	10,250
	47,600
Cash and cash equivalents	2,644
Accounts receivable	4,879
Inventories	5,925
Other current assets	3,604
Goodwill	32,013
Other non-current assets	4,688
Accounts payable	(2,833)
Other current liabilities	(4,471)
Deferred tax liabilities	(6,908)
Total purchase price	$87,141

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In-process research and development (IPR&D) represents acquired technology that had not achieved technological feasibility as of the acquisition closing date and that had no alternative future use.  These costs were expensed on the date of acquisition.  The fair value of each project was determined using the income approach. The discount rate applicable to the cash flows was 20%.  This rate reflects the weighted-average cost of capital and the risks inherent in the development process.  The IPR&D recorded in connection with the acquisition consisted of the following (in thousands):

Projects	Fair Value
Radio transmitters and transceivers	$7,740
Optoelectronic	2,020
Power	490
$10,250

The radio transmitters and transceivers projects enable the delivery of data over proprietary, short range wireless links.  The optoelectronic projects are used for infrared data communications and proximity sensing.  The power projects enable AC-DC conversion in power supply systems.

7. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company issued 1.4 million shares of common stock during the nine months ended October 3, 2009.  Approximately 147 thousand shares were withheld by the Company during the nine months ended October 3, 2009 to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s 2000 Stock Incentive Plan and 2009 Stock Incentive Plan.

Share Repurchase Program

In October 2008, the Company’s Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock over a 12-month period.  Such program will end on November 3, 2009.  In October 2009, the Board of Directors adopted a new share repurchase program to repurchase up to $150 million of the Company’s common stock through 2010 and which will become effective following termination of the prior program.  These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.  During the nine months ended October 3, 2009, the Company repurchased 452 thousand shares of its common stock for $12.3 million under its repurchase program.  During the nine months ended October 4, 2008, the Company repurchased 7.6 million shares for $242 million under its previous share repurchase program that expired in November 2008.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of taxes, were as follows (in thousands):

	Three Months Ended
	October 3, 2009	October 4, 2008
Net income	$22,439	$1,154
Net unrealized gains (losses) on available-for-sale securities, net of tax provision of $(795) and $423, respectively	1,477	(786)
Net unrealized losses on cash flow hedges, net of tax provision of $118 and $406, respectively	(218)	(754)
Comprehensive income (loss)	$23,698	$(386)

	Nine Months Ended
	October 3, 2009	October 4, 2008
Net income	$32,840	$26,611
Net unrealized gains (losses) on available-for-sale securities, net of tax provision of $(690) and $1,767, respectively	1,282	(3,282)
Net unrealized gains (losses) on cash flow hedges, net of tax provision of $(127) and $406, respectively	236	(754)
Comprehensive income	$34,358	$22,575

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available- For-Sale Securities	Total
Balance at January 3, 2009	$(3,642)	$(2,406)	$(6,048)
Change associated with current period transactions, net of tax	(1,031)	1,282	251
Amount reclassified into earnings, net of tax	1,268	—	1,268
Balance at October 3, 2009	$(3,405)	$(1,124)	$(4,529)

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

	Nine Months Ended
	October 3, 2009	October 4, 2008
Stock Incentive Plan:
Expected volatility	n/a	43.7%
Risk-free interest rate %	n/a	2.8%
Expected term (in years)	n/a	5.0
Dividend yield	n/a	—

Employee Stock Purchase Plan:
Expected volatility	47.8%	37.1%
Risk-free interest rate %	0.4%	1.8%
Expected term (in months)	9.0	9.0
Dividend yield	—	—

There were no stock options granted during the nine months ended October 3, 2009.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008
Cost of revenues	$375	$100	$1,142	$850
Research and development	2,829	3,514	10,501	11,432
Selling, general and administrative	7,973	6,382	20,533	18,111
	11,177	9,996	32,176	30,393
Provision for income taxes	1,693	1,350	4,657	4,062
	$9,484	$8,646	$27,519	$26,331

The Company had approximately $58.7 million of total unrecognized compensation costs related to stock options, stock and RSUs at October 3, 2009 that are expected to be recognized over a weighted-average period of 1.9 years.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Commitments and Contingencies

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company’s initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company’s initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually.  On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases.  The plaintiffs selected these six cases, which do not include the Company.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

The parties in the approximately 300 coordinated cases, including the Company, the underwriter defendants in the class action lawsuit, and the plaintiff class in the class action lawsuit, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company.  On October 5, 2009, the Court granted final approval of the settlement.  The thirty day deadline to appeal the final approval order will start to run when the judgment is filed.  The judgment has not yet been filed.  A group of three objectors has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases.

As the litigation process is inherently uncertain, the Company is unable to predict the outcome of the above described matter if the approval of the settlement is appealed and the settlement does not survive the appeal.  While the Company does maintain liability insurance, it could incur losses that are not covered by its liability insurance or that exceed the limits of its liability insurance.  Such losses could have a material impact on the Company’s business and its results of operations or financial position.

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

Discontinued Operations Indemnification

In March 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”).  In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters.  There is no contractual limit on exposure with respect to such matters.  As of October 3, 2009, the Company had no material liabilities recorded with respect to this indemnification obligation.

9. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses (including a portion of our stock compensation), research and development tax credits, interest income from tax-exempt investments and interest and penalties related to unrecognized tax benefits.  Income tax expense was $4.6 million and $8.1 million for the three months ended October 3, 2009 and October 4, 2008, respectively, resulting in effective tax rates of 17.0 % and 87.6%, respectively.  Income tax expense was $9.8 million and $18.4 million for the nine months ended October 3, 2009 and October 4, 2008, respectively, resulting in effective tax rates of 23.0% and 40.8%, respectively.  The effective tax rates for both the three months and nine months ended October 3, 2009 decreased from the prior periods, primarily due to the intercompany license of certain technology and the non-deductible write-off of in-process research and development costs during the three months ended October 4, 2008, both of which were related to the acquisition of Integration Associates.  Additionally, the effective tax rates for both the three months and nine months ended October 3, 2009 decreased due to an increase in the foreign tax rate benefit.  The impact of these items was partially offset by the decrease in the reduction of the liability for unrecognized tax benefits.

At October 3, 2009, the Company had gross unrecognized tax benefits of $34.5 million, $34.3 million of which would affect the effective tax rate if recognized. During the nine months ended October 3, 2009, the Company had gross increases of $3.0 million to its current year unrecognized tax benefits, primarily due to uncertainty related to intercompany transfer pricing, and gross decreases of $1.2 million to its unrecognized tax benefits related to the closure of an open tax year.  During the nine months ended October 4, 2008, the Company had gross increases of $7.3 million to its unrecognized tax benefits, primarily due to uncertainty related to intercompany transfer pricing and gross decreases of $6.6 million to its unrecognized tax benefits related to the closure of an open tax year.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will change in the next 12 months due to the Company’s participation in the Advance Pricing Agreement program with the U.S. Internal Revenue Service.  At this time, the Company is unable to estimate the range of the possible change to the unrecognized tax benefits.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company recognized $0.6 million of interest, net of tax, in the provision for income taxes for the nine months ended October 3, 2009.  In addition, during the nine months ended October 3, 2009, the Company had decreases, net of tax, of $0.2 million related to the closure of an open tax year.  The Company recognized $0.7 million of interest, net of tax, in the provision for income taxes for the nine months ended October 4, 2008.  In addition, during the nine months ended October 4, 2008, the Company had decreases, net of tax, of $1.2 million related to the closure of an open tax year.  As of October 3, 2009, the Company had accrued $2.3 million for the payment of interest related to unrecognized tax positions.

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

10.  Headquarter Relocation Costs

In fiscal 2006 and 2007, the Company relocated its Austin, Texas employees to a new corporate headquarters.  The following table summarizes the accrued relocation costs activity for the nine months ended October 3, 2009 (in thousands):

Balance at January 3, 2009	Deductions	Balance at October 3, 2009
$986	$865	$121

Deductions represent lease payments.

11.  Subsequent Events

The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events.  This evaluation was performed through October 28, 2009, the date on which the Company’s financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements.  Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2009 will have 52 weeks and  fiscal 2008 had 53 weeks.  In a 52-week year, each fiscal quarter consists of 13 weeks. The extra week in fiscal 2008 was added to the first quarter, making such quarter consist of 14 weeks.  Our third quarter of fiscal 2009 ended October 3, 2009.  Our third quarter of fiscal 2008 ended October 4, 2008.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration.  In the first nine months of 2009, we introduced the expansion of our Any-Rate Precision Clock family with a low jitter clock generator for broadcast video applications, a silicon hybrid TV tuner that supports both analog and digital broadcasts in a single device, a family of ProSLIC single channel telephony ICs for broadband networking equipment, the expansion of our small form factor microcontrollers in a tiny 2x2 mm footprint, a family of ISOpro high-performance, digital isolators, a family of high pin-count capacitive touch-sense microcontrollers for cost-sensitive embedded systems and the EZRadioPRO™ embedded wireless radio family.  We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the nine months ended October 3, 2009, one customer, Samsung, represented more than 10% of our revenues.  No other single end customer accounted for more than 10% of our revenues during the nine months ended October 3, 2009.  In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers.  An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer.  Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer.  Two of our distributors, Edom Technology and Avnet, represented 25% and 10% of our revenues during the nine months ended October 3, 2009, respectively.  There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended October 3, 2009.

The percentage of our revenues derived from customers located outside of the United States was 88% during the nine months ended October 3, 2009.  All of our revenues to date have been denominated in U.S. dollars.  We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Selling, General and Administrative.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, patent litigation legal fees, costs related to relocating our headquarters and promotional and marketing expenses.

In-Process Research and Development.    In-process research and development (IPR&D) represents acquired technology resulting from business combinations that had not achieved technological feasibility as of the acquisition closing date and had no alternative future use.  For acquisitions occurring prior to fiscal 2009, these costs were expensed on the date of acquisition.  Beginning in fiscal 2009, IPR&D acquired in business combinations is recorded as an indefinite-lived intangible asset at fair value.  The asset is tested for impairment through its completion and then amortized over its useful life.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3, 2009	October 4, 2008	October 3, 2009	October 4, 2008

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.6	38.9	37.4	38.1
Gross margin	64.4	61.1	62.6	61.9

Operating expenses:
Research and development	20.6	22.7	24.8	23.3
Selling, general and administrative	22.7	22.9	24.9	23.7
In-process research and development	—	9.0	—	3.2
Operating expenses	43.3	54.6	49.7	50.2

Operating income	21.1	6.5	12.9	11.7

Other income (expense):
Interest income	0.4	1.8	0.6	2.8
Interest expense	(0.0)	(0.1)	(0.0)	(0.1)
Other income (expense), net	0.0	(0.0)	0.1	(0.2)
Income before income taxes	21.5	8.2	13.6	14.2
Provision for income taxes	3.7	7.2	3.1	5.8
Net income	17.8%	1.0%	10.5%	8.4%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2009	October 4, 2008	Change	% Change	October 3, 2009	October 4, 2008	Change	% Change
Revenues	$125.9	$113.5	$12.4	11.0%	$313.8	$316.3	$(2.5)	(0.8)%

The growth in the sales of our products in the recent three month period was driven primarily by increased revenues from our RF and broad-based product groups.  Unit volumes of our products increased compared to the three and nine months ended October 4, 2008 by 16.8% and 15.6%, respectively.  Average selling prices decreased during the same periods by 4.4% and 13.9%, respectively.  In general, as our products become more mature, we expect to experience decreases in average selling prices.  We anticipate that newly announced, higher priced, next generation products and product derivatives will offset these decreases to some degree.

Gross Margin

	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2009	October 4, 2008	Change	% Change	October 3, 2009	October 4, 2008	Change	% Change
Gross margin	$81.0	$69.3	$11.7	16.9%	$196.5	$195.7	$0.8	0.4%
Percent of revenue	64.4%	61.1%			62.6%	61.9%

The increase in the dollar amount of gross margin in the recent three month period was primarily due to our increased sales.  The increase in gross margin as a percent of revenue in the recent three month period was primarily due to a charge of $1.4 million to record inventory acquired from Integration Associates at fair value during the three months ended October 4, 2008, improvements in our inventory management and manufacturing cost reductions.  We may continue to experience declines in the average selling prices of certain of our products.  This downward pressure on gross margin as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; 3) achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or 4) reduce logistics costs.

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2009	October 4, 2008	Change	% Change	October 3, 2009	October 4, 2008	Change	% Change
Research and development	$25.9	$25.8	$0.1	0.5%	$77.8	$73.8	$4.0	5.4%
Percent of revenue	20.6%	22.7%			24.8%	23.3%

The increase in research and development expense in the recent nine month period was principally due to an increase of $4.1 million for personnel-related expenses, including personnel costs associated with the acquisition of Integration Associates.  We expect that research and development expense will remain relatively stable in absolute dollars, but may fluctuate somewhat due to the timing of certain items related to new product development initiatives, such as mask and wafer costs.  In addition, research and development expense will fluctuate as a percentage of revenues due to changes in sales.

Significant recent development projects include the expansion of our Any-Rate Precision Clock family with a low jitter clock generator for broadcast video applications, a silicon hybrid TV tuner that supports both analog and digital broadcasts in a single device, a family of ProSLIC single channel telephony ICs for broadband networking equipment, a family of ISOpro high-performance, digital isolators, a family of high pin-count capacitive touch-sense microcontrollers for cost-sensitive embedded systems, the EZRadioPRO embedded wireless radio family, the expansion of our Any-Rate Precision Clock family, a new family of clock generators and buffers, and an integrated automotive AM/FM radio receiver IC.  We also further expanded our microcontroller portfolio.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2009	October 4, 2008	Change	% Change	October 3, 2009	October 4, 2008	Change	% Change
Selling, general and administrative	$28.6	$25.9	$2.7	10.2%	$78.2	$75.0	$3.2	4.2%
Percent of revenue	22.7%	22.9%			24.9%	23.7%

The increase in selling, general and administrative expense in the recent three and nine month periods was principally due to increases of $2.5 million and $3.3 million for personnel-related expenses, including personnel costs associated with the acquisition of Integration Associates, respectively.  We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in future periods and may fluctuate as a percentage of revenues due to changes in sales.

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

There was no acquisition of IPR&D for the three and nine months ended October 3, 2009.

Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	October 3, 2009	October 4, 2008	Change	October 3, 2009	October 4, 2008	Change
Interest income	$0.5	$2.1	$(1.6)	$2.1	$9.3	$(7.2)

The decrease in interest income for the recent three and nine month periods was due to lower interest rates on the underlying instruments and lower average cash and investment balances.

Interest Expense

Interest expense was $0.1 million and $0.2 million for the three and nine months ended October 3, 2009, respectively, as compared to $0.1 million and $0.3 million for the three and nine months ended October 4, 2008, respectively.

Other Income (Expense), Net

Other income (expense), net was $8 thousand and $0.3 million for the three and nine months ended October 3, 2009, as compared $(43) thousand and $(0.5) million for the three and nine months ended October 4, 2008, respectively.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	October 3, 2009	October 4, 2008	Change	October 3, 2009	October 4, 2008	Change
Provision for income taxes	$4.6	$8.1	$(3.5)	$9.8	$18.4	$(8.6)
Effective tax rate	17.0%	87.6%		23.0%	40.8%

The effective tax rates for both the three and nine months ended October 3, 2009 decreased from the prior periods, primarily due to the intercompany license of certain technology and the non-deductible write-off of in-process research and development costs during the three months ended October 4, 2008, both of which were related to the acquisition of Integration Associates.  Additionally, the effective tax rates for both the three and nine months ended October 3, 2009 decreased due to an increase in the foreign tax rate benefit.  The impact of these items was partially offset by the decrease in the reduction of the liability for unrecognized tax benefits.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, the limited deductibility of stock compensation expense and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the fourth quarter of fiscal 2009 to be in the range of $124 to $129 million.  Furthermore, we expect our diluted earnings per share to be in the range of $0.40 to $0.43.

Liquidity and Capital Resources

Our principal sources of liquidity as of October 3, 2009 consisted of $378.0 million in cash, cash equivalents and short-term investments.  Our short-term investments consist primarily of U.S. government agency bonds and discount notes, corporate bonds, municipal bonds,  U.S. treasury bills, U.S. government bonds, commercial paper, international government bonds and auction-rate securities purchased through UBS (“UBS auction-rate securities”).

Our long-term investments consist of non-UBS auction-rate securities.  Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of October 3, 2009, we held $51.6 million par value auction-rate securities, all of which experienced failed auctions.  The securities had previously been valued using quoted prices in active markets.  When the auctions began to fail, quoted prices for the securities were no longer observable.  As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.

The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $47.6 million were guaranteed by the U.S. government and the remaining $4.0 million were privately insured.  As of October 3, 2009, $40.6 million of the auction-rate securities had credit ratings of AAA, $4.0 million had credit ratings of AA and $7.0 million had a credit rating of BBB.  These securities had contractual maturity dates ranging from 2025 to 2046 and were yielding 0.51% to 2.85% per year at October 3, 2009.  We are receiving the underlying cash flows on all of our auction-rate securities.  The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature.  We are unable to predict if these funds will become available before their maturity dates.

In November 2008, we entered into an agreement with UBS AG, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them.  As of October 3, 2009, we held $24.2 million par value auction-rate securities purchased from UBS.  We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012.  UBS, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold.  The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion.  The agreement allows for the continuation of the accrual and payment of interest due on the securities.  The agreement also provides us with access to loans of up to 75% of the market value of the unredeemed securities until June 30, 2010.  These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities.  As of October 3, 2009, we had no loans outstanding under this agreement.

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

Net cash provided by operating activities was $78.2 million during the nine months ended October 3, 2009, compared to net cash provided of $81.1 million during the nine months ended October 4, 2008.  Operating cash flows during the nine months ended October 3, 2009 reflect our net income of $32.8 million, adjustments of $48.1 million for depreciation, amortization, deferred income taxes, stock compensation and in-process research and development, and a net cash outflow of $2.7 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $61.5 million at October 3, 2009 from $36.1 million at January 3, 2009.  The increase in accounts receivable resulted primarily from an increase in revenues during the three months ended October 3, 2009 compared to the three months ended January 3, 2009.  Our average days sales outstanding (DSO) increased to 44 days at October 3, 2009 from 33 days at January 3, 2009.

Inventory increased to $33.5 million at October 3, 2009 from $28.3 million at January 3, 2009.  Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand.  Our average days of inventory (DOI) was 67 days at October 3, 2009 and 65 days at January 3, 2009.

Net cash used in investing activities was $111.7 million during the nine months ended October 3, 2009, compared to net cash provided of $47.4 million during the nine months ended October 4, 2008.  The decrease was principally due to an increase of $219.5 million in net outflows for purchases of investments and the receipt of $14.3 million previously held in escrow in connection with the sale of the Aero product lines during the nine months ended October 4, 2008, offset by a payment of $74.6 million for the acquisition of Integration Associates during the nine months ended October 4, 2008.

We anticipate capital expenditures of approximately $10 to $12 million for fiscal 2009.  Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $10.3 million during the nine months ended October 3, 2009, compared to net cash used of $241.6 million during the nine months ended October 4, 2008.  The increase was principally due to a decrease of $233.7 million for repurchases of our common stock and an increase of $18.7 million from proceeds from the issuance of common stock.  In July 2007 and October 2008, our Board of Directors authorized programs to repurchase up to $400 million and $100 million of our common stock, respectively.

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

Stock compensation — We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income.  The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield.  Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock.  The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.  In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest.  If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.  See Note 7, Stockholders’ Equity and Stock-Based Compensation, to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Investments in auction-rate securities —  We determine the fair value of our auction-rate securities using a discounted cash flow model.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.  For the available-for-sale auction-rate securities, if the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary.  We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made.  When we conclude that an other-than-temporary impairment has resulted due to credit losses, the difference between the fair value and the carrying value is recorded as an impairment charge in the Consolidated Statement of Income.  All other impairments are recorded in accumulated other comprehensive loss.

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

We recognize liabilities for uncertain tax positions based on a two-step process.  The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes.  The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes.  We re-evaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity.  Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued the following:

•                  FASB Accounting Standards Codification (ASC) 820-10-65, formerly FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

•                  FASB ASC 320-10-65, formerly FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

•                  FASB ASC 825-10-65, formerly FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

These ASCs are effective for reporting periods ending after June 15, 2009 and were adopted by us on April 5, 2009.  The adoption of the ASCs did not have a material impact on our financial statements.

In June 2008, the FASB issued FASB ASC 260-10-45, formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in FASB ASC 260, Earnings per Share.  ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years on a retrospective basis.  We adopted ASC 260-10-45 at the beginning of fiscal 2009.  The adoption did not have a material impact on our financial statements.

Qualitative and Quantitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments.  Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio.  Our interest income is sensitive to changes in the general level of U.S. interest rates.  Based on our investment portfolio holdings as of October 3, 2009, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $3.9 million.  We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases.  The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR.  We have entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively.  The fair value of the interest rate swap agreements at October 3, 2009 was a $5.2 million obligation.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders.  As of October 3, 2009, we held $51.6 million par value auction-rate securities, all of which experienced failed auctions.  The principal associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates.  Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.  In November 2008, we entered into an agreement with UBS, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them.  As of October 3, 2009, we held $24.2 million par value auction-rate securities purchased from UBS.  We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012.  See Note 3, Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 3, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.  There was no change in our internal controls during the fiscal quarter ended October 3, 2009 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Securities Litigation

On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock.  The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices.  The Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934.  The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies.  A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually.  On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus” cases.  The plaintiffs selected these six cases, which do not include us.  On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

The parties in the approximately 300 coordinated cases, including us, the underwriter defendants in the class action lawsuit, and the plaintiff class in the class action lawsuit, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us.  On October 5, 2009, the Court granted final approval of the settlement.  The thirty day deadline to appeal the final approval order will start to run when the judgment is filed.  The judgment has not yet been filed.  A group of three objectors has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases.

As the litigation process is inherently uncertain, we are unable to predict the outcome of the above described matter if the approval of the settlement is appealed and the settlement does not survive the appeal.  While we do maintain liability insurance, we could incur losses that are not covered by our liability insurance or that exceed the limits of our liability insurance.  Such losses could have a material impact on our business and our results of operations or financial position.

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

•                  Requirements of customers;

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

•                  Technology, industry standards or end-user preferences; and

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets.  As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future.  Research and development expense during the nine months ended October 3, 2009 was $77.8 million, or 24.8% of revenues.  A number of large companies are actively involved in the development of these new technologies and standards.  Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value.  In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.  Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business.  During the nine months ended October 3, 2009, our ten largest customers accounted for 44% of our revenues.  Some of the markets for our products are dominated by a small number of potential customers.  Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products.  In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia.  This has included the establishment of a headquarters in Singapore for non-U.S. operations.  The percentage of our revenues derived from customers located outside of the United States was 88% during the nine months ended October 3, 2009.  We may not be able to maintain or increase international market demand for our products.  Our international operations are subject to a number of risks, including:

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

•                 Competitive products;

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

Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices.  We believe the semiconductor industry has suffered a downturn due in large part to adverse conditions in the global credit and financial markets, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increased unemployment rates and general uncertainty regarding the economy.  Such downturns may have a material adverse effect on our business and operating results.

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

The following table summarizes repurchases of our common stock during the three months ended October 3, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 5, 2009 – August 1, 2009	5,300	$34.90	5,300	$62,969,729

August 2, 2009 – August 29, 2009	—	$—	—	$62,969,729

August 30, 2009 – October 3, 2009	—	$—	—	$62,969,729	*
Total	5,300	$34.90	5,300

*In October 2008, our Board of Directors authorized a program to repurchase up to $100 million of our common stock over a 12-month period.  This program will end on November 3, 2009.  In October 2009, the Board of Directors adopted a new share repurchase program to repurchase up to $150 million of the Company’s common stock through 2010 and which will become effective following termination of the prior program.  The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

SILICON LABORATORIES INC.

October 28, 2009	/s/ Necip Sayiner
Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

October 28, 2009	/s/ William G. Bock
Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)