Form 10-K
period 2010-01-02
SILICON LABORATORIES INC
filed 2010-02-10
CIK 1038074

Use these links to rapidly review the document
Table of Contents
Financial Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (July 2, 2009) was $1,565,624,619 (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 45,929,347 shares of the registrant's common stock issued and outstanding as of January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

        All of these applications are characterized by an intersection between the analog world we live in and the digital world of computing, and therefore require analog-intensive, mixed-signal circuits. Traditional mixed-signal designs relied upon solutions built with numerous, complex discrete analog and digital components. While these traditional designs provide the required functionality, they are often inefficient and inadequate for use in markets where size, cost, power consumption and performance are increasingly important product differentiators. In order to improve their competitive position, electronics manufacturers need to reduce the cost and complexity of their systems and enable new features or functionality to differentiate themselves from their competitors.

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

Products

        We provide analog-intensive, mixed-signal ICs for use in a variety of electronic products in a broad range of applications including portable devices, satellite set top boxes, AM/FM radios and other consumer electronics, networking equipment, test and measurement equipment, industrial monitoring and control, central office telephone equipment and customer premises equipment. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competitive products into single chips or chipsets. By doing so, we are able to create products that when compared to many competing products:

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

        We group our products into the following categories:

  •
  Broadcast products, which include our broadcast radio receivers and transmitters, video tuners and demodulators, satellite set-top box receivers and satellite radio tuners;

  •
  Access products, which include our ISOmodem® embedded modems, Voice over IP (VoIP) products, such as our ProSLIC® subscriber line interface circuits and voice direct access arrangement (DAA), and our Power over Ethernet devices;

  •
  Broad-based products, which include 8-bit microcontroller products, timing products (including clocks, precision clock & data recovery ICs and oscillators), short-range wireless transceivers, isolators, current sensors and our QuickSense™ portfolio of touch, proximity and ambient light sensing devices; and

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

Video tuners and demodulators
Our complete, globally-compliant hybrid TV tuner with analog TV demodulator in a single CMOS IC leverages our proven digital low-IF architecture and exceeds the performance of traditional discrete TV tuners, enabling TV makers to deliver improved picture quality and better reception for both analog and digital broadcasts. Our small, low power and high performance digital video demodulators support DVB-T, DVB-C and fixed reception DVB-H in a single chip and are ideal for equipment receiving digital terrestrial and/or cable services.

• Integrated digital televisions (iDTV) • Free-to-Air (FtA) or pay-TV set-top box receivers • PC-TV applications • DVD/HDD personal video recorders
Access Products

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

• Wireless access points (WAP) • VoIP phones • Radio frequency identification (RFID) tag readers • POS terminals • Networking routers and switches • Security systems • Cameras
Broad-based Products

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

• Switch mode power supplies • Isolated analog data acquisition • Industrial networking • Motor control

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

• AC-DC switching power supplies • Isolated DC-DC supplies • Motor control • Electronic ballasts for lighting

Mature Products

        Our silicon DAA for PC modems provides the functionality of both a direct access arrangement and a codec in a single chipset. Our DSL Analog Front End (AFE) is designed to provide the connectivity functions for business or residential asymmetric digital subscriber line (ADSL) connection at the user end in customer premises equipment.

        During fiscal 2009, 2008 and 2007, sales of our mixed-signal products accounted for substantially all of our revenue.

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

Customers, Sales and Marketing

        We market our products through our direct sales force and through a network of independent sales representatives and distributors. Direct and distributor customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

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

        Two of our distributors, Edom Technology and Avnet, represented 27% and 10% of our revenues during fiscal 2009. Distributors are not considered end customers, but rather serve as a sales channel to our end customers. No other distributor accounted for 10% or more of revenues for fiscal 2009.

        During fiscal 2009, our ten largest end customers accounted for 43% of our revenues. We had one end customer, Samsung, whose purchases across a variety of product areas represented 16% of our total revenues during fiscal 2009. No other single end customer accounted for more than 10% of our revenues during this period. Our major customers include 2Wire, Apple, Huawei, LG Electronics, Nokia, Philips, Samsung, Sony Ericsson, Thomson and Varian Medical Systems.

        We maintain numerous sales offices in North America, Europe and Asia. Revenue is attributed to a geographic area based on the end customer's shipped-to location. The percentage of our revenues to customers located outside of the United States was 88% in fiscal 2009. For further information regarding our revenues and long-lived assets by geographic area, see Note 17, Segment Information, to the Consolidated Financial Statements for additional information.

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

        Research and development expenses were $104.4 million, $101.2 million and $89.3 million in fiscal 2009, 2008 and 2007, respectively.

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

Digital Signal Processing Design Expertise

        We consider the partitioning of a circuit's functionality to be a proprietary and creative design technique. Our digital signal processing design expertise maximizes the price/performance characteristics of both the analog and digital functions and allows our ICs to work in an optimized manner to accomplish particular tasks. Generally, we surround core analog circuitry with digital CMOS transistors, which allow our ICs to perform the required analog functions with increased digital capabilities. For example, our broadcast audio products use a proven digital low-IF receiver and transmitter architecture to deliver superior RF performance and interference rejection compared to traditional, analog-only approaches. Digital signal processing is utilized to optimize sound quality under varying signal conditions, enabling a better consumer experience.

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

Manufacturing

        As a fabless IC manufacturer, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs typically use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products' life cycles. We currently partner principally with Taiwan Semiconductor Manufacturing Co. (TSMC) or its affiliates to manufacture our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2009, the vast majority of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain at about this level during fiscal 2010.

Backlog

        As of January 2, 2010, our backlog was approximately $74.2 million, compared to approximately $45.8 million as of January 3, 2009. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Shipments to distributors are not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

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

        As we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Atmel, Broadcom, Conexant, Cypress, Epson, Freescale, IDT, Lantiq, LSI, Maxim Integrated Products, Microchip, NXP Semiconductors, Renesas, Sony Semiconductor, ST-Ericsson, STMicroelectronics, Texas Instruments, Vectron International, Zarlink Semiconductor and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. As the markets for electronic products grow, we also may face competition from traditional electronic device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products, including components within their products that would eliminate the need for our ICs, or by entering into strategic relationships with or acquiring other existing IC providers.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of January 2, 2010, we had approximately 900 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Employees

        As of January 2, 2010, we employed 736 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

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

Research and development expense in fiscal 2009 was $104.4 million, or 23.7% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2009, our ten largest customers accounted for 43% of our revenues. During fiscal 2009, Samsung's purchases across a variety of product areas represented 16% of our total revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

        We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from customers located outside of the United States was 88% during fiscal 2009. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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
  The required expensing of stock awards.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

        The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Atmel, Broadcom, Conexant, Cypress, Epson, Freescale, IDT, Lantiq, LSI, Maxim Integrated Products, Microchip, NXP Semiconductors, Renesas, Sony Semiconductor, ST-Ericsson, STMicroelectronics, Texas Instruments, Vectron International, Zarlink Semiconductor and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

Item 3.    Legal Proceedings

Securities Litigation

        On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against us, four of our officers individually and the three investment banking firms who served as representatives of the underwriters in connection with our initial public offering of common stock. The Consolidated Amended Complaint alleges that the registration statement and prospectus for our initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies. A court order dated October 9, 2002 dismissed without prejudice our four officers who had been named individually. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or "focus" cases. The plaintiffs selected these six cases, which do not include us. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

        The parties in the approximately 300 coordinated cases, including the parties in the case against us, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us. On October 5, 2009, the Court granted final approval of the settlement. Six notices of appeal have been filed. Judgment was entered on January 13, 2010. The time to file additional notices of appeal is set to expire on February 12, 2010. A group of three objectors, who filed a notice of appeal, also filed a petition to the Second Circuit seeking permission to appeal the District Court's final approval of the settlement on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court's order certifying classes in the focus cases.

        As the litigation process is inherently uncertain, we are unable to predict the outcome of the above described matter if the settlement does not survive the appeal. While we do maintain liability insurance, we could incur losses that are not covered by our liability insurance or that exceed the limits of our liability insurance. Such losses could have a material impact on our business and our results of operations or financial position.

Other

        We are involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 31, 2010, there were 137 holders of record of our common stock.

	High	Low
Fiscal Year 2008
First Quarter	$37.93	$25.39
Second Quarter	39.24	31.31
Third Quarter	35.23	28.74
Fourth Quarter	28.93	17.05
Fiscal Year 2009
First Quarter	$28.13	$20.40
Second Quarter	39.29	26.19
Third Quarter	49.08	34.59
Fourth Quarter	49.06	40.56

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Stock Performance Graph

        The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in Silicon Laboratories Inc. common stock, the NASDAQ Composite Index and the NASDAQ Electronic Components Index.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG SILICON LABORATORIES INC.,
THE NASDAQ COMPOSITE INDEX
AND THE NASDAQ ELECTRONIC COMPONENTS INDEX

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on January 1, 2005, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(3)
The NASDAQ Composite Index was previously referred to as the NASDAQ Stock Market (US) Index.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended January 2, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 4, 2009 - October 31, 2009	—	$—	—	$150,000,000
November 1, 2009 - November 28, 2009	120,100	$42.85	120,100	$144,853,903
November 29, 2009 - January 2, 2010	61,368	$44.09	61,368	$142,148,226

Total	181,468	$43.27	181,468

        In October 2009, our Board of Directors authorized a program to repurchase up to $150 million of our common stock through 2010. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. This new program replaced the previously authorized program to repurchase up to $100 million of our common stock which ended on November 3, 2009.

Item 6.    Selected Financial Data

        Please read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and the notes to those statements included in this Form 10-K. Financial data for fiscal years 2005 through 2006 has been reclassified to reflect the sale of our former Aero product lines as discontinued operations. The sale of these product lines closed in March 2007. See Note 3, Discontinued Operation, to the Consolidated Financial Statements for additional information.

	Fiscal Year
	2009		2008		2007		2006		2005
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$441,020		$415,630		$337,461		$288,156		$238,587
Operating income	66,511		43,656	(2)	23,097		6,052	(6)	18,945	(7)
Income from continuing operations	73,092	(1)	32,935	(2)	39,687		15,343	(6)	17,699	(7)
Income from discontinued operations, net of income taxes	—		—		165,149	(4)	15,815		29,807
Net income	$73,092	(1)	$32,935	(2)	$204,836	(4)	$31,158	(6)	$47,506	(7)
Income from continuing operations per share:
Basic	$1.62		$0.68		$0.72		$0.28		$0.33
Diluted	$1.57		$0.67		$0.70		$0.27		$0.32
Consolidated Balance Sheet Data
Cash, cash equivalents and investments	$434,899		$325,360	(3)	$572,974	(5)	$386,292		$363,710
Working capital	435,359		289,716	(3)	599,300	(5)	402,085		369,304
Total assets	742,838		624,245	(3)	840,246	(5)	686,995		601,062
Long-term obligations	24,403		48,789		43,309		16,691		7,418
Total stockholders' equity	629,796		502,460	(3)	703,545		568,682		498,048

(1)
Includes a benefit related to the resolution of prior year uncertain tax benefits.

(2)
Includes a charge for in-process research and development costs in connection with our acquisition of Integration Associates.

(3)
Reflects repurchases of our common stock in fiscal 2008.

(4)
Includes a gain on the sale of our Aero product lines, net of related income taxes.

(5)
Includes proceeds from the sale of our Aero product lines, less repurchases of our common stock in fiscal 2007.

(6)
At the beginning of fiscal 2006, we changed our method of accounting for stock-based compensation to conform to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718-10, formerly FASB Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R).

(7)
Includes a charge for acquired research and development costs in connection with our acquisition of Silicon MAGIKE.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal year 2009 had 52 weeks and ended on January 2, 2010. Fiscal year 2008 had 53 weeks with the extra week occurring in the first quarter of the year and ended on January 3, 2009. Fiscal year 2007 had 52 weeks and ended December 29, 2007. Except as noted, financial results are for continuing operations. Our former Aero product lines are reported as discontinued operations. The sale of these product lines closed in March 2007.

Overview

        We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include 2Wire, Apple, Huawei, LG Electronics, Nokia, Philips, Samsung, Sony Ericsson, Thomson and Varian Medical Systems.

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

        Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

  •
  Broadcast products, which include our broadcast radio receivers and transmitters, video tuners and demodulators, satellite set-top box receivers and satellite radio tuners;

  •
  Access products, which include our ISOmodem embedded modems, Voice over IP products, such as our ProSLIC subscriber line interface circuits and voice direct access arrangement, and our Power over Ethernet devices;

  •
  Broad-based products, which include 8-bit microcontroller products, timing products (including clocks, precision clock & data recovery ICs and oscillators), short-range wireless transceivers, isolators, current sensors and our QuickSense portfolio of touch, proximity and ambient light sensing devices; and

  •
  Mature products, which include our silicon DAA for PC modems, DSL analog front end ICs, optical physical layer transceivers and RF Synthesizers.

        Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In fiscal 2009, we introduced a family of ultra-efficient microcontrollers for power-sensitive and battery-powered embedded systems, a family of highly integrated, energy-efficient quad Power over Ethernet (PoE) Power Sourcing Equipment (PSE) controllers, a new line of automotive-qualified microcontrollers that enable a dramatic reduction in system cost and footprint in body electronics applications, our QuickSense portfolio of highly accurate and fast-response touch, proximity and ambient light sensing devices, the expansion of our Any-Rate Precision Clock family with both a low jitter clock generator for broadcast video applications and web-customizable CMOS clock generators, a silicon hybrid TV tuner that supports both analog and digital broadcasts in a single device, a family of ProSLIC single channel telephony ICs for broadband networking equipment, the expansion of our small form factor microcontrollers in a tiny 2x2 mm footprint, a family of ISOpro high-performance, digital isolators, a family of high pin-count capacitive touch-sense microcontrollers for cost-sensitive embedded systems and the EZRadioPRO® embedded wireless radio family. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

        During fiscal 2009, we had one customer, Samsung, whose purchases across a variety of product areas represented 16% of our total revenues. We had no customers that accounted for more than 10% of our revenues during fiscal 2008 or 2007. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 27% and 10% of our revenues during fiscal 2009, respectively. Edom represented 31% of our revenues during fiscal 2008. Edom and Avnet represented 36% and 10% of our revenues during fiscal 2007, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal 2009, 2008 or 2007.

        The percentage of our revenues derived from customers located outside of the United States was 88% in fiscal 2009 and 2008 and 87% in fiscal 2007. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

        Research and Development.    Research and development expense consists primarily of personnel-related expenses, including stock compensation, new product mask, wafer, packaging and test costs, external consulting and services costs, equipment tooling, equipment depreciation, amortization of acquired intangible assets, as well as an allocated portion of our occupancy costs for such operations. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

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

        Other Income (Expense), Net.    Other income (expense), net reflects foreign currency remeasurement adjustments and gains and losses on the disposal of fixed assets.

        Provision (Benefit) for Income Taxes.    Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses (including a portion of our stock compensation), research and development tax credits, interest income from tax-exempt investments and interest and penalties related to unrecognized tax benefits.

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Revenues	100.0%	100.0%	100.0%
Cost of revenues	36.6	38.5	38.6

Gross margin	63.4	61.5	61.4
Operating expenses:
Research and development	23.7	24.3	26.5
Selling, general and administrative	24.7	24.2	28.1
In-process research and development	—	2.5	—

Operating expenses	48.4	51.0	54.6

Operating income	15.0	10.5	6.8
Other income (expense):
Interest income	0.7	2.5	7.3
Interest expense	(0.0)	(0.1)	(0.2)
Other income (expense), net	(0.0)	(0.1)	(0.1)

Income from continuing operations before income taxes	15.7	12.8	13.8
Provision (benefit) for income taxes	(0.9)	4.9	2.0

Income from continuing operations	16.6	7.9	11.8
Income from discontinued operations, net of income taxes	—	—	48.9

Net income	16.6%	7.9%	60.7%

Comparison of Fiscal 2009 to Fiscal 2008

Revenues

	Year Ended
(in millions)	January 2, 2010	January 3, 2009	Change	% Change
Revenues	$441.0	$415.6	$25.4	6.1%

        The growth in revenue in fiscal 2009 was driven primarily by market share gains. Increased unit volumes outpaced declines in average selling prices. Unit volumes of our products increased compared to fiscal 2008 by 19.6%. Average selling prices decreased during the same period by 10.8%. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset these decreases to some degree.

Gross Margin

	Year Ended
(in millions)	January 2, 2010	January 3, 2009	Change	% Change
Gross margin	$279.8	$255.8	$24.0	9.4%
Percent of revenue	63.4%	61.5%

        The increase in the dollar amount of gross margin in fiscal 2009 was primarily due to our increased sales. The increase in gross margin as a percent of revenue in fiscal 2009 was primarily due to a charge of $2.2 million to record inventory acquired from Integration Associates at fair value during fiscal 2008, improvements in our inventory management and manufacturing cost reductions. We may continue to experience declines in the average selling prices of certain of our products. This downward pressure on gross margin as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; 3) achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or 4) reduce logistics costs.

Research and Development

	Year Ended
(in millions)	January 2, 2010	January 3, 2009	Change	% Change
Research and development	$104.4	$101.2	$3.2	3.2%
Percent of revenue	23.7%	24.3%

        The increase in research and development expense in fiscal 2009 was principally due to an increase of $3.7 million for personnel-related expenses, including personnel costs associated with the acquisition of Integration Associates. The decrease in research and development expense as a percent of revenues is due to our increased sales. For fiscal 2010, we expect that research and development expense will increase in absolute dollars, but remain relatively stable as a percentage of sales.

        Significant recent development projects include a family of ultra-efficient microcontrollers for power-sensitive and battery-powered embedded systems, a family of highly integrated, energy-efficient quad PoE PSE controllers, a new line of automotive-qualified microcontrollers that enable a dramatic reduction in system cost and footprint in body electronics applications, our QuickSense portfolio of highly accurate and fast-response touch, proximity and ambient light sensing devices, the expansion of our Any-Rate Precision Clock family with both a low jitter clock generator for broadcast video applications and web-customizable 8-output CMOS clock generators, a silicon hybrid TV tuner that supports both analog and digital broadcasts in a single device, a family of ProSLIC single channel telephony ICs for broadband networking equipment, the expansion of our small form factor microcontrollers in a tiny 2x2 mm footprint, a family of ISOpro high-performance, digital isolators, a family of high pin-count capacitive touch-sense microcontrollers for cost-sensitive embedded systems and the EZRadioPRO embedded wireless radio family.

Selling, General and Administrative

	Year Ended
(in millions)	January 2, 2010	January 3, 2009	Change	% Change
Selling, general and administrative	$108.8	$100.7	$8.1	8.1%
Percent of revenue	24.7%	24.2%

        The increase in selling, general and administrative expense in fiscal 2008 was principally due to an increase of $8.7 million for personnel-related expenses, including personnel costs associated with the acquisition of Integration Associates. For fiscal 2010, we expect that selling, general and administrative expense will increase in absolute dollars and decline slightly as a percentage of sales.

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

        There was no acquisition of IPR&D in fiscal 2009.

Interest Income

	Year Ended
(in millions)	January 2, 2010	January 3, 2009	Change
Interest income	$2.7	$10.4	$(7.7)

        The decrease in interest income for the recent period was due to lower interest rates on the underlying instruments and lower average cash and investment balances.

Interest Expense

        Interest expense in fiscal 2009 was $0.2 million compared to $0.4 million in fiscal 2008.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2009 was $(0.1) million compared to $(0.6) million in fiscal 2008.

Provision (Benefit) for Income Taxes

	Year Ended
(in millions)	January 2, 2010	January 3, 2009	Change
Provision (benefit) for income taxes	$(4.1)	$20.2	$(24.3)
Effective tax rate	(6.0)%	38.0%

        The effective tax rate for fiscal 2009 decreased from the prior period, primarily due to resolution of uncertain tax positions as a result of us entering into an Advance Pricing Agreement with the U.S.

Internal Revenue Service during the fourth quarter of fiscal 2009. In addition, the effective tax rate for fiscal 2009 decreased from the prior period due to the intercompany license of certain technology and the non-deductible write-off of in-process research and development costs during fiscal 2008, both of which were related to the acquisition of Integration Associates. See Note 16, Income Taxes, to the Consolidated Financial Statements for additional information.

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

Gross Margin

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change	% Change
Gross margin	$255.8	$207.2	$48.6	23.4%
Percent of revenue	61.5%	61.4%

        The increase in the dollar amount of gross margin in fiscal 2008 was primarily due to our increased sales.

Research and Development

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change	% Change
Research and development	$101.2	$89.3	$11.9	13.3%
Percent of revenue	24.3%	26.5%

        The increase in research and development expense in fiscal 2008 was principally due to (a) an increase of $8.6 million for personnel-related expenses, (b) $2.7 million of reduced occupancy and IT support costs during fiscal 2007, which were billed to NXP in connection with our transition services agreement (TSA) which has now expired, and (c) an increase of $1.8 million for product introduction costs. These impacts were partially offset by increased foreign research credits and incentives of $1.2 million in fiscal 2008. The decrease in research and development expense as a percent of revenues was due to our increased sales.

Selling, General and Administrative

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change	% Change
Selling, general and administrative	$100.7	$94.8	$5.9	6.2%
Percent of revenue	24.2%	28.1%

        The increase in selling, general and administrative expense in fiscal 2008 was principally due to (a) an increase of $6.4 million for personnel-related expenses, (b) $1.0 million of reduced occupancy costs during fiscal 2007 which were billed to NXP in connection with our TSA, and (c) an increase of $0.7 million for sales commissions. These impacts were partially offset by decreased legal fees, primarily related to litigation, of $2.6 million. The decrease in selling, general and administrative expense as a percent of revenues was due to our increased sales.

In-Process Research and Development

        In-process research and development (IPR&D) recorded in connection with the acquisition of Integration Associates was $10.3 million in fiscal 2008. There was no acquisition of IPR&D in fiscal 2007.

Interest Income

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change
Interest income	$10.4	$24.5	$(14.1)

        The decrease in interest income for fiscal 2008 was due to lower interest rates on the underlying instruments and lower average cash and investment balances.

Interest Expense

        Interest expense in fiscal 2008 was $0.4 million compared to $0.6 million in fiscal 2007.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2008 was $(0.6) million compared to $(0.5) million in fiscal 2007.

Provision (Benefit) for Income Taxes

	Year Ended
(in millions)	January 3, 2009	December 29, 2007	Change
Provision (benefit) for income taxes	$20.2	$6.8	$13.4
Effective tax rate	38.0%	14.7%

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

Business Outlook

        We expect revenues in the first quarter of fiscal 2010 to be in the range of $120 to $125 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.33 to $0.38.

Liquidity and Capital Resources

        Our principal sources of liquidity as of January 2, 2010 consisted of $410.2 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of U.S. government agency bonds and discount notes, corporate bonds, municipal bonds, U.S. Treasury bills, commercial paper, international government bonds and auction-rate securities purchased through UBS ("UBS auction-rate securities").

        Our long-term investments consist of non-UBS auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of January 2, 2010, we held $51.3 million par value auction-rate securities, all of which have experienced failed auctions. The securities had previously been valued using quoted prices in active markets. When the auctions began to fail, quoted prices for the securities were no longer observable. As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.

        The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $47.3 million were guaranteed by the U.S. government and the remaining $4.0 million were privately insured. As of January 2, 2010, $40.3 million of the auction-rate securities had credit ratings of AAA, $4.0 million had credit ratings of AA and $7.0 million had a credit rating of BBB. These securities had contractual maturity dates ranging from 2025 to 2046 and were yielding 0.46% to 2.79% per year at January 2, 2010. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates.

        In November 2008, we entered into an agreement with UBS AG, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them. As of January 2, 2010, we held $24.0 million par value auction-rate securities purchased from UBS. We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides us with access to loans of up to 75% of the market value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities. As of January 2, 2010, we had no loans outstanding under this agreement.

        We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities. We do not intend to sell, and we believe that it is not more likely than not that we will be required to sell, our non-UBS investments before their anticipated recovery in market value or final settlement at the underlying par value. See Note 5, Cash, Cash Equivalents and Investments, to the Consolidated Financial Statements for additional information.

        Net cash provided by operating activities was $120.9 million during fiscal 2009, compared to net cash provided of $119.7 million during fiscal 2008. Operating cash flows during fiscal 2009 reflect our net income of $73.1 million, adjustments of $66.2 million for depreciation, amortization, deferred income taxes and stock compensation, and a net cash outflow of $18.4 million due to changes in our operating assets and liabilities.

        Accounts receivable increased to $56.1 million at January 2, 2010 from $36.1 million at January 3, 2009. The increase in accounts receivable resulted primarily from an increase in revenues during the three months ended January 2, 2010 compared to the three months ended January 3, 2009. Our average days sales outstanding (DSO) increased to 40 days at January 2, 2010 from 33 days at January 3, 2009.

        Inventory increased to $31.5 million at January 2, 2010 from $28.3 million at January 3, 2009. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 65 days at January 2, 2010 and January 3, 2009.

        Net cash used in investing activities was $104.3 million during fiscal 2009, compared to net cash provided of $69.2 million during fiscal 2008. The decrease was principally due to an increase of $238.2 million in net outflows for purchases of investments and the receipt of $14.3 million previously held in escrow in connection with the sale of the Aero product lines during fiscal 2008, offset by a payment of $78.5 million for the acquisition of Integration Associates during fiscal 2008.

        We anticipate capital expenditures of approximately $12 to $16 million for fiscal 2010. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

        Net cash provided by financing activities was $6.9 million during fiscal 2009, compared to net cash used of $281.0 million during fiscal 2008. The increase was principally due to a decrease of $266.0 million for repurchases of our common stock and an increase of $20.9 million from proceeds from the issuance of common stock. In October 2009, our Board of Directors authorized a program to repurchase up to $150 million of our common stock prior to the end of 2010.

Contractual Obligations

        The following table summarizes our contractual obligations as of January 2, 2010 (in thousands):

	Payments due by period
	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease obligations(1)	$30,280	$7,642	$6,636	$6,474	$2,550	$1,307	$5,671
Purchase obligations(2)	35,021	34,705	316	—	—	—	—
Other long-term obligations(3)	720	—	456	—	—	—	264

(1)
Operating lease obligations include amounts for leased facilities.

(2)
Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(3)
We are unable to make a reasonably reliable estimate as to when cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See Note 16, Income Taxes, to the Consolidated Financial Statements for additional information.

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

Off-Balance Sheet Arrangements

        In March 2006, we entered into an operating lease agreement and a related participation agreement for a facility at 400 W. Cesar Chavez ("400 WCC") in Austin, Texas for our corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $1.9 million over the remaining term assuming LIBOR averages 0.25% during such term).

        In March 2008, we entered into an operating lease agreement and a related participation agreement for a facility at 200 W. Cesar Chavez ("200 WCC") in Austin, Texas for the expansion of our corporate headquarters. The lease has a term of five years. The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $2.9 million over the remaining term assuming LIBOR averages 0.25% during such term).

        We have granted certain rights and remedies to the lessors in the event of certain defaults, including the right to terminate the leases, to bring suit to collect damages, and to compel us to purchase the facilities. The leases contain other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million. If our unencumbered cash and highly-rated short-term investments are less than $150 million, we must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1. As of January 2, 2010, we believe we were in compliance with all covenants of the leases.

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

        We are required to periodically evaluate the expected fair value of each facility at the end of the lease terms. If we determine that it is estimable and probable that the expected fair values will be less than $44.3 million for 400 WCC and $50.1 million for 200 WCC, we will ratably accrue the loss up to a maximum of approximately $35.3 million and $40.0 million, respectively, over the remaining lease terms as additional rent expense. As of January 2, 2010, we do not believe that a loss contingency accrual is required for either property. However, a prolonged economic downturn could increase the likelihood of such a loss accrual.

        In connection with our headquarters leases, during fiscal 2008 we entered into interest rate swap agreements as a hedge against the variable rent under the leases. Under the terms of the swap agreements, we have effectively converted the variable rents to fixed rents through March 2011 for 400 WCC and March 2013 for 200 WCC. See Note 6, Derivative Financial Instruments, to the Consolidated Financial Statements for additional information.

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

        Stock compensation—We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 13, Stock-Based Compensation, to the Consolidated Financial Statements for additional information.

        Investments in auction-rate securities—We determine the fair value of our investments in auction-rate securities using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities. For available-for-sale auction-rate securities, if the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has occurred, we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery. If either of these two conditions is met, we recognize a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell a security or it is not more likely than not that we will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive loss.

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

Recent Accounting Pronouncements

        In April 2009, the FASB issued the following:

  •
  FASB ASC 820-10-65, formerly FASB Staff Position (FSP) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Based on our investment portfolio holdings as of January 3, 2009, an immediate 100 basis point decline in the yield for such instruments would decrease our annual interest income by approximately $3.3 million. Our investment portfolio holdings as of January 2, 2010 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of January 2, 2010 would decrease our annual interest income by approximately $2.6 million. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

        We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We have entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The fair value of the interest rate swap agreements at January 2, 2010 was a $4.5 million obligation.

Investments in Auction-rate Securities

        Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of January 2, 2010, we held $51.3 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge. In November 2008, we entered into an agreement with UBS, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them. As of January 2, 2010, we held $24.0 million par value auction-rate securities purchased from UBS. We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. See Note 5, Cash, Cash Equivalents and Investments, to the Consolidated Financial Statements for additional information.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 2, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended January 2, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of January 2, 2010, our internal control over financial reporting is effective based on those criteria.

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

Item 10.    Directors, Executive Officers and Corporate Governance

        Set forth below is information regarding the executive officers and directors of Silicon Laboratories as of January 31, 2010.

Name	Age	Position
Navdeep S. Sooch	47	Chairman of the Board
Necip Sayiner	44	Chief Executive Officer, President and Director
William G. Bock	59	Chief Financial Officer and Senior Vice President
Jonathan D. Ivester	54	Senior Vice President of Worldwide Operations
Kurt W. Hoff	52	Vice President of Worldwide Sales
Paul V. Walsh, Jr.	45	Chief Accounting Officer and Vice President of Finance
David R. Welland	54	Vice President and Director
Harvey B. Cash	71	Director
Nelson C. Chan	48	Director
R. Ted Enloe III	71	Director
Kristen M. Onken	60	Director
Laurence G. Walker	61	Director
William P. Wood	54	Director

        Navdeep S. Sooch co-founded Silicon Laboratories in August 1996 and has served as Chairman of the Board since our inception. Mr. Sooch served as our Chief Executive Officer from our inception through the end of fiscal 2003 and served as interim Chief Executive Officer from April 2005 to September 2005. From March 1985 until founding Silicon Laboratories, Mr. Sooch held various positions at Crystal Semiconductor/Cirrus Logic, a designer and manufacturer of integrated circuits, including Vice President of Engineering, as well as Product Planning Manager of Strategic Marketing and Design Engineer. From May 1982 to March 1985, Mr. Sooch was a Design Engineer with AT&T Bell Labs. Mr. Sooch holds a B.S. in Electrical Engineering from the University of Michigan, Dearborn and an M.S. in Electrical Engineering from Stanford University. Mr. Sooch's prior experience as our Chief Executive Officer as well as a semiconductor designer provides him with extensive insight into our operations and qualifies him to serve as Chairman of the Company's Board of Directors.

        Necip Sayiner has served as director, President and Chief Executive Officer since September 2005. Prior to joining Silicon Laboratories, Mr. Sayiner held various leadership positions at Agere Systems Inc. From August 2004 to September 2005, Mr. Sayiner served as Vice President and General Manager of Agere's Enterprise and Networking Division and from March 2002 to August 2004 he served as Vice President and General Manager of Agere's Networking IC Division. Mr. Sayiner holds a B.S. in electrical engineering and physics from Bosphorus University in Turkey, an M.S. in Electrical Engineering from Southern Illinois University, and a Ph.D. in Electrical Engineering from the University of Pennsylvania. Mr. Sayiner's experience and understanding of our business gained through his role as our President and Chief Executive Officer qualifies him to serve as a member of our Board of Directors.

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

        Paul V. Walsh, Jr. joined Silicon Laboratories in January 2004 as Director of Finance, Worldwide Operations, and was appointed Corporate Controller in May 2005. In November 2006, Mr. Walsh was promoted to Vice President and Chief Accounting Officer. In January 2009, Mr. Walsh was appointed to the Board of Directors of Grande Communications Holdings, Inc., a provider of cable, internet and phone services, where he also serves as the Chairman of the Audit Committee and as a member of the Finance Committee. Prior to joining Silicon Laboratories, Mr. Walsh was Site Controller from February 2003 to January 2004 with PerkinElmer, a supplier to the health sciences and photonics markets. From 1992 to 2003, Mr. Walsh held various operational, finance and management roles at Teradyne and Analog Devices. Mr. Walsh received his B.S. in Mechanical Engineering from the University of Maine, and an M.B.A from Boston University.

        David R. Welland co-founded Silicon Laboratories in August 1996, has served as a Vice President and director since our inception and was appointed Fellow in March 2004. From November 1991 until founding Silicon Laboratories, Mr. Welland held various positions at Crystal Semiconductor/Cirrus Logic, a designer and manufacturer of integrated circuits, including Senior Design Engineer. Mr. Welland holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology. Mr. Welland's years of experience as a semiconductor designer provide him with extensive insight into our operations and qualifies him to serve as a member of our Board of Directors.

        Harvey B. Cash has served as a director of Silicon Laboratories since June 1997. Mr. Cash has served as general partner of InterWest Partners, a venture capital firm, since 1986. Mr. Cash currently serves on the Board of Directors of the following public companies: Ciena Corporation, a designer and manufacturer of dense wavelength division multiplexing systems for fiber optic networks; Argo Group International Holdings, Ltd., a specialty insurance company; and First Acceptance Corp, a provider of low-cost auto insurance. Mr. Cash holds a B.S. in Electrical Engineering from Texas A&M University and an M.B.A. from Western Michigan University. Mr. Cash's independence and experience as a director of various public companies as well as his prior operational experience as an executive qualifies him to serve as a member of our Board of Directors.

        Nelson C. Chan has served as a director of Silicon Laboratories since September 2007. Mr. Chan is an independent consultant in the semiconductor and consumer electronics industry. From December 2006 through July 2009, Mr. Chan served as president and chief executive officer of Magellan, a leading maker of GPS devices for consumer and professional applications. He also serves on the board of directors of Synaptics Incorporated, a provider of user interface solutions for mobile electronic appliances. From 1992 through 2006, Mr. Chan served in various senior management positions with SanDisk Corporation, including most recently as Executive Vice President and General Manager of the Consumer Business. From 1983 to 1992, Mr. Chan held various marketing and engineering positions at Chips and Technologies, Signetics, and Delco Electronics. Mr. Chan holds a B.S. in Electrical and Computer Engineering from the University of California at Santa Barbara, and an M.B.A. from Santa Clara University. Mr. Chan's independence and prior experience as an executive officer and current experience as a consultant with companies in the semiconductor and consumer electronics industry qualifies him to serve as a member of our Board of Directors.

        R. Ted Enloe III has served as a director of Silicon Laboratories since April 2003. Mr. Enloe is currently the Managing General Partner of Balquita Partners, Ltd., a family investment firm. Previously, Mr. Enloe served as President and Chief Executive Officer of Optisoft, Inc., a provider of intelligent traffic signal platforms. Mr. Enloe formerly served as Vice Chairman and member of the office of chief executive of Compaq Computer Corporation. He also served as President of Lomas Financial Corporation and Liberté Investors for more than 15 years. Mr. Enloe co-founded a number of other publicly held firms, including Capstead Mortgage Corp., Tyler Cabot Mortgage Securities Corp., and Seaman's Corp. Mr. Enloe currently serves on the Board of Directors of Leggett & Platt, Inc. and Live Nation, Inc. Mr. Enloe holds a B.S. in Engineering from Louisiana Polytechnic University and a J.D. from Southern Methodist University. Mr. Enloe's combination of independence, qualification as an audit committee financial expert and his experience, including past experience as an executive officer and current and past experience as a director of various public companies, qualifies him to serve as a member of our Board of Directors.

        Kristen M. Onken has served as a director of Silicon Laboratories since September 2007. Ms. Onken retired from Logitech in May 2006, a maker of electronics peripherals, where she served as Senior Vice President, Finance, and Chief Financial Officer from February 1999 to May 2006. From September 1996 to February 1999, Ms. Onken served as Vice President of Finance at Fujitsu PC Corporation, the U.S. subsidiary of the Japanese electronics manufacturer. From 1991 to September 1996, Ms. Onken was employed by Sun Microsystems initially as Controller of the Southwest Area, and later as Director of Finance, Sun Professional Services. Ms. Onken served on the Board of Directors as well as the Audit Committee of Biosensors International Group Ltd, a Singapore Company, from August 2006 to July 2008. Ms. Onken holds a B.S. from Southern Illinois University, and an M.B.A. in Finance from the University of Chicago. Ms. Onken's independence, prior experience as the Chief Financial Officer of Logitech and her finance and Audit Committee roles with other technology companies qualifies her to serve as a member of our Board of Directors.

        Laurence G. Walker has served as a director of Silicon Laboratories since June 2003. Previously, Mr. Walker co-founded and served as Chief Executive Officer of C-Port Corporation, a pioneer in the network processor industry, which was acquired by Motorola in 2000. Following the acquisition, Mr. Walker served as Vice President of Strategy for Motorola's Network and Computing Systems Group and then as Vice President and General Manager of the Network and Computing Systems Group until 2002. From August 1996 to May 1997, Mr. Walker served as Chief Executive Officer of CertCo, a digital certification supplier. Mr. Walker served as Vice President and General Manager,

Network Products Business Unit, of Digital Equipment Corporation, a computer hardware company, from January 1994 to July 1996. From 1981 to 1994, he held a variety of other management positions at Digital Equipment Corporation. Mr. Walker holds a B.S. in Electrical Engineering from Princeton University and an M.S. and Ph.D. in Electrical Engineering from the Massachusetts Institute of Technology. Mr. Walker's combination of independence and his experience, including past experience as an executive officer, qualifies him to serve as a member of our Board of Directors.

        William P. Wood has served as a director of Silicon Laboratories since March 1997 and as Lead Director since December 2005. Since 1996, Mr. Wood has also served as general partner of various funds associated with Silverton Partners, a venture capital firm. From 1984 to 2003, Mr. Wood was a general partner, and for certain funds created since 1996, a special limited partner, of various funds associated with Austin Ventures, a venture capital firm. Mr. Wood holds a B.A. in History from Brown University and an M.B.A. from Harvard University. Mr. Wood's combination of independence and his experience, including past experience as an investor in numerous semiconductor and technology companies, qualifies him to serve as a member of our Board of Directors.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information under the caption "Ownership of Securities" and "Equity Compensation Plan Information" appearing in the Proxy Statement is incorporated herein by reference.

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

Exhibit Number
10.16*	Participation Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC, Wells Fargo Bank Northwest, National Association and various other financial institutions named therein (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 19, 2008).
10.17*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).
10.18*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).
10.19*+
Form of Restricted Stock Units Grant Notice and Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).
10.20*+
Form of Stock Option Grant Notice and Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).
10.21*+	Silicon Laboratories Inc. 2010 Bonus Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 29, 2010).
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page to this Form 10-K).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated herein by reference to the indicated filing.

+
Management contract or compensatory plan or arrangement

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 10, 2010.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	February 10, 2010
/s/ NECIP SAYINER Necip Sayiner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2010
/s/ WILLIAM G. BOCK William G. Bock	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2010
/s/ PAUL V. WALSH, JR. Paul V. Walsh, Jr.	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2010

Name	Title	Date

/s/ DAVID R. WELLAND David R. Welland	Vice President and Director	February 10, 2010
/s/ HARVEY B. CASH Harvey B. Cash	Director	February 10, 2010
/s/ NELSON C. CHAN Nelson C. Chan	Director	February 10, 2010
/s/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	February 10, 2010
/s/ KRISTEN M. ONKEN Kristen M. Onken	Director	February 10, 2010
/s/ LAURENCE G. WALKER Laurence G. Walker	Director	February 10, 2010
/s/ WILLIAM P. WOOD William P. Wood	Director	February 10, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited Silicon Laboratories Inc.'s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silicon Laboratories Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 2, 2010 of Silicon Laboratories Inc. and our report dated February 10, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 10, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 2, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at January 2, 2010 and January 3, 2009, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Laboratories Inc.'s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 10, 2010

Silicon Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 2, 2010	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$195,737	$172,272
Short-term investments	214,486	101,267
Accounts receivable, net of allowance for doubtful accounts of $567 at January 2, 2010 and $1,011 at January 3, 2009	56,128	36,144
Inventories	31,512	28,293
Deferred income taxes	7,620	6,439
Prepaid expenses and other current assets	18,515	18,297

Total current assets	523,998	362,712
Long-term investments	24,676	51,821
Property and equipment, net	27,785	30,496
Goodwill	105,109	105,515
Other intangible assets, net	41,886	49,728
Other assets, net	19,384	23,973

Total assets	$742,838	$624,245

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,759	$22,274
Accrued expenses	25,399	29,119
Deferred income on shipments to distributors	28,470	21,599
Income taxes	6,011	4

Total current liabilities	88,639	72,996
Long-term obligations and other liabilities	24,403	48,789

Total liabilities	113,042	121,785
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 45,772 and 44,613 shares issued and outstanding at January 2, 2010 and January 3, 2009, respectively	5	4
Additional paid-in capital	128,262	75,711
Retained earnings	505,885	432,793
Accumulated other comprehensive loss	(4,356)	(6,048)

Total stockholders' equity	629,796	502,460

Total liabilities and stockholders' equity	$742,838	$624,245

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Revenues	$441,020	$415,630	$337,461
Cost of revenues	161,267	159,845	130,225

Gross margin	279,753	255,785	207,236
Operating expenses:
Research and development	104,394	101,205	89,320
Selling, general and administrative	108,848	100,674	94,819
In-process research and development	—	10,250	—

Operating expenses	213,242	212,129	184,139

Operating income	66,511	43,656	23,097
Other income (expense):
Interest income	2,725	10,449	24,525
Interest expense	(180)	(433)	(628)
Other income (expense), net	(90)	(556)	(469)

Income from continuing operations before income taxes	68,966	53,116	46,525
Provision (benefit) for income taxes	(4,126)	20,181	6,838

Income from continuing operations	73,092	32,935	39,687
Income from discontinued operations, net of income taxes	—	—	165,149

Net income	$73,092	$32,935	$204,836

Basic earnings per share:
Income from continuing operations	$1.62	$0.68	$0.72
Net income	$1.62	$0.68	$3.74
Diluted earnings per share:
Income from continuing operations	$1.57	$0.67	$0.70
Net income	$1.57	$0.67	$3.64
Weighted-average common shares outstanding:
Basic	45,023	48,109	54,826
Diluted	46,542	48,989	56,321

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
Balance as of December 30, 2006	54,802	$5	$373,655	$195,022	$—	$568,682
Net income	—	—	—	204,836	—	204,836
Stock issuances under employee plans, net of shares withheld for taxes	2,445	—	41,536	—	—	41,536
Income tax benefit from employee stock-based awards	—	—	4,696	—	—	4,696
Repurchases of common stock	(4,437)	—	(163,182)	—	—	(163,182)
Stock compensation	—	—	46,977	—	—	46,977

Balance as of December 29, 2007	52,810	5	303,682	399,858	—	703,545
Comprehensive income:
Net income	—	—	—	32,935	—	32,935
Unrealized losses on available-for-sale securities, net of tax of $1,297	—	—	—	—	(2,406)	(2,406)
Unrealized losses on cash flow hedges, net of tax of $1,961	—	—	—	—	(3,642)	(3,642)

Total comprehensive income						26,887
Stock issuances under employee plans, net of shares withheld for taxes	972	—	4,266	—	—	4,266
Income tax benefit from employee stock-based awards	—	—	963	—	—	963
Repurchases of common stock	(9,371)	(1)	(280,286)	—	—	(280,287)
Stock compensation	—	—	40,565	—	—	40,565
Purchase acquisition	202	—	6,521	—	—	6,521

Balance as of January 3, 2009	44,613	4	75,711	432,793	(6,048)	502,460
Comprehensive income:
Net income	—	—	—	73,092	—	73,092
Unrealized gains on available-for-sale securities, net of tax of $522	—	—	—	—	969	969
Unrealized gains on cash flow hedges, net of tax of $389	—	—	—	—	723	723

Total comprehensive income						74,784
Stock issuances under employee plans, net of shares withheld for taxes	1,669	1	25,186	—	—	25,187
Income tax benefit from employee stock-based awards	—	—	3,890	—	—	3,890
Repurchases of common stock	(633)	—	(20,181)	—	—	(20,181)
Stock compensation	123	—	43,656	—	—	43,656

Balance as of January 2, 2010	45,772	$5	$128,262	$505,885	$(4,356)	$629,796

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Operating Activities
Net income	$73,092	$32,935	$204,836
Adjustments to reconcile net income to cash provided by operating activities:
Income from discontinued operations	—	—	(165,149)
Depreciation of property and equipment	11,887	10,766	11,105
Loss on disposal of property and equipment	33	685	64
Amortization of other intangible assets and other assets	7,842	7,858	4,980
Stock compensation expense	43,974	40,669	39,978
Purchased in-process research and development	—	10,250	—
Income tax benefit from employee stock-based awards	2,422	832	2,997
Excess income tax benefit from employee stock-based awards	(1,862)	(888)	(1,959)
Deferred income taxes	1,896	1,816	(153)
Changes in operating assets and liabilities:
Accounts receivable	(19,657)	19,619	(14,554)
Inventories	(3,216)	3,729	(6,393)
Prepaid expenses and other assets	3,362	11,412	9,271
Accounts payable	8,036	(5,634)	(3,129)
Accrued expenses	(825)	(6,202)	3,060
Deferred income on shipments to distributors	6,871	(6,849)	7,880
Income taxes	(12,914)	(1,316)	(48,847)

Net cash provided by operating activities of continuing operations	120,941	119,682	43,987
Investing Activities
Purchases of available-for-sale investments	(237,968)	(151,470)	(555,798)
Proceeds from sales and maturities of marketable securities	153,275	304,928	565,336
Purchases of property and equipment	(8,943)	(12,525)	(5,387)
Proceeds from the sale of assets	—	14,265	270,750
Purchases of other assets	(6,408)	(7,551)	(9,502)
Acquisitions of businesses, net of cash acquired	(4,300)	(78,477)	(8,540)

Net cash provided by (used in) investing activities of continuing operations	(104,344)	69,170	256,859
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	25,187	4,264	15,362
Excess income tax benefit from employee stock-based awards	1,862	888	1,959
Repurchases of common stock	(20,181)	(286,140)	(157,332)

Net cash provided by (used in) financing activities of continuing operations	6,868	(280,988)	(140,011)
Discontinued Operations
Operating activities	—	—	10,794
Investing activities	—	—	(1,654)
Financing activities	—	—	26,245

Net cash provided by discontinued operations	—	—	35,385

Increase (decrease) in cash and cash equivalents	23,465	(92,136)	196,220
Cash and cash equivalents at beginning of period	172,272	264,408	68,188

Cash and cash equivalents at end of period	$195,737	$172,272	$264,408

Supplemental Disclosure of Cash Flow Information:
Interest paid	$279	$440	$703

Income taxes paid	$4,500	$18,613	$49,191

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2010

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal 2009 had 52 weeks and ended January 2, 2010. Fiscal 2008 had 53 weeks with the extra week occurring in the first quarter of the year and ended January 3, 2009. Fiscal year 2007 had 52 weeks and ended December 29, 2007. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Transactions

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar; accordingly, all gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in net income.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, stock compensation, investments in auction-rate securities, goodwill, long-lived assets and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Reclassifications

        Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

2. Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        The fair values of the Company's financial instruments are recorded using a hierarchal disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The three levels are described below:

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash deposits, money market funds and investments in debt securities with original maturities of ninety days or less when purchased.

Investments

        The Company's investments consist primarily of U.S. government agency bonds and discount notes, corporate bonds, municipal bonds, U.S. Treasury bills, commercial paper, international government bonds and auction-rate securities. These securities typically have original maturities greater than ninety days as of the date of purchase and are classified as available-for-sale or trading securities. Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statement of Income. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term. The Company's long-term investments consist of auction-rate securities.

        The Company reviews its available-for-sale investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell a security or it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

2. Significant Accounting Policies (Continued)

amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive loss.

Derivative Financial Instruments

        The Company uses derivative financial instruments to manage exposures to the variability of interest rates used to calculate base rents for its corporate headquarters leases. The Company's objective is to offset increases and decreases in expenses resulting from changes in interest rates with losses and gains on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative purposes. The effective portion of the gain or loss on interest rate swaps is recorded in accumulated other comprehensive loss as a separate component of stockholders' equity and is subsequently recognized in earnings when the hedged exposure affects earnings. Cash flows from derivatives are classified as cash flows from operating activities in the Consolidated Statement of Cash Flows.

Inventories

        Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets ranging from three to five years. Leasehold improvements are depreciated over the contractual lease period or their useful life, whichever is shorter.

Long-Lived Assets

        Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from four to twelve years.

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

        The carrying value of goodwill is reviewed at least annually by the Company for possible impairment. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the company or reporting unit to the net book value of the company or reporting unit. In determining fair value, several valuation methodologies are allowed, although quoted market prices are the best evidence of fair value. If the results of the first step demonstrate that the net book value is greater than the fair value, the Company must proceed to step two of the analysis. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

2. Significant Accounting Policies (Continued)

to that excess. The Company tests goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if events occur that would indicate that the carrying value of goodwill may be impaired.

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

        A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection related to the final selling price to the end customers. Accordingly, the Company defers revenue and cost of revenue on such sales until the distributors sell the product to the end customers. The net balance of deferred revenue less deferred cost of revenue associated with inventory shipped to a distributor but not yet sold to an end customer is recorded in the "deferred income on shipments to distributors" liability on the Consolidated Balance Sheet. Such net deferred income balance reflects the Company's estimate of the impact of rights of return and price protection.

Shipping and Handling

        Shipping and handling costs are classified as a component of cost of revenues in the Consolidated Statements of Income.

Stock-Based Compensation

        The Company has stock-based compensation plans, which are more fully described in Note 13, Stock-Based Compensation. The Company accounts for those plans using a fair-value method and recognizes the expense in its Consolidated Statement of Income.

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.5 million, $1.7 million and $1.1 million and in fiscal 2009, 2008 and 2007, respectively.

Income Taxes

        The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax laws and related rates that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company's Consolidated Balance Sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

2. Significant Accounting Policies (Continued)

        Uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. See further discussion in Note 16, Income Taxes.

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

        These ASCs are effective for reporting periods ending after June 15, 2009 and were adopted by the Company on April 5, 2009. The adoption of the ASCs did not have a material impact on the Company's financial statements.

        In June 2008, the FASB issued FASB ASC 260-10-45, formerly FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260-10-45 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in FASB ASC 260, Earnings per Share. ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years on a retrospective basis. The Company adopted ASC 260-10-45 at the beginning of fiscal 2009. The adoption did not have a material impact on the Company's financial statements.

3. Discontinued Operation

        In March 2007, the Company sold its Aero product lines to NXP for $285 million in cash, plus additional earn-out potential of up to an aggregate of $65 million over the next three years. To date, no additional earn-out has been recognized from this transaction.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

3. Discontinued Operation (Continued)

        The financial results of the sold product lines have been presented as discontinued operations in the Consolidated Financial Statements. The following summarizes results from the discontinued operations (in thousands, except per share data):

Year Ended
December 29, 2007
Revenues	$46,310
Costs of revenues and operating expenses	43,810

2,500
Gain on sale of discontinued operations	224,887

Income from discontinued operations before income taxes	227,387
Provision for income taxes	62,238

Income from discontinued operations, net of income taxes	$165,149

Income from discontinued operations per common share:
Basic	$3.02
Diluted	$2.94
Weighted-average common shares outstanding:
Basic	54,826
Diluted	56,321

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
January 2, 2010

4. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share data):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Income from continuing operations	$73,092	$32,935	$39,687

Shares used in computing basic earnings per share	45,023	48,109	54,826
Effect of dilutive securities:
Stock options and awards	1,519	880	1,495

Shares used in computing diluted earnings per share	46,542	48,989	56,321

Income from continuing operations
Basic earnings per share	$1.62	$0.68	$0.72
Diluted earnings per share	$1.57	$0.67	$0.70

        Approximately 2.1 million, 4.2 million and 4.0 million weighted-average dilutive potential shares of common stock have been excluded from the diluted earnings per share calculation for fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively, as they were anti-dilutive.

5. Cash, Cash Equivalents and Investments

        The Company's cash equivalents and short-term investments consist primarily of money market funds, U.S. government agency bonds and discount notes, corporate bonds, municipal bonds, U.S. Treasury bills, U.S. government bonds, commercial paper, international government bonds and auction-rate securities purchased through UBS ("UBS auction-rate securities"). The Company's long-term investments consist of non-UBS auction-rate securities. Early in fiscal 2008, auctions for many of the Company's auction-rate securities failed because sell orders exceeded buy orders. As of January 2, 2010, the Company held $51.3 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $47.3 million were guaranteed by the U.S. government and the remaining $4.0 million were privately insured. As of January 2, 2010, $40.3 million of the auction-rate securities had credit ratings of AAA, $4.0 million had credit ratings of AA and $7.0 million had a credit rating of BBB. These securities had contractual maturity dates ranging from 2025 to 2046 and with current yields of 0.46% to 2.79% per year at January 2, 2010. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

5. Cash, Cash Equivalents and Investments (Continued)

        In November 2008, the Company entered into an agreement with UBS AG, which provides the Company certain rights to sell to UBS the auction-rate securities which were purchased through them. As of January 2, 2010, the Company held $24.0 million par value auction-rate securities purchased from UBS. The Company has the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on the Company's behalf at any time provided the Company receives par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides the Company with access to loans of up to 75% of the market value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities. As of January 2, 2010, the Company had no loans outstanding under this agreement.

        The Company's right to sell the auction-rate securities to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the auction-rate securities. As the put option is non-transferable and cannot be attached to the auction-rate securities if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS. The Company elected to record the put option at fair value. During fiscal 2008, the Company recorded a gain of $5.0 million representing (a) the initial fair value of the put option, and (b) the changes in the fair value of the put option from November to the end of the year. The Company has classified the UBS auction-rate securities as trading securities and, accordingly, recognizes changes in fair value in earnings. During fiscal 2008, the Company recorded a loss of $5.1 million representing (a) the transfer of the UBS auction-rate securities from available-for-sale to trading securities and, accordingly, recognizing the unrealized losses previously recorded in accumulated other comprehensive loss in earnings at the election date, and (b) the subsequent changes in fair value from the election date to the end of the year. Both the gain from recording the put option at fair value and the loss due to the transfer from available-for-sale to trading securities, as well as subsequent fair value adjustments, were recorded in "other income (expense), net". Adjustments to the fair values of the put option and the trading securities generally offset each other. The Company intends to exercise its option to sell its UBS auction-rate securities to UBS on June 30, 2010 and has therefore classified both the UBS auction-rate securities and the related put option as short-term investments as of January 2, 2010.

        The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its non-UBS auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no material other-than-temporary impairment losses existed as of January 2, 2010.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

5. Cash, Cash Equivalents and Investments (Continued)

        The Company's cash, cash equivalents and investments consist of the following (in thousands):

	January 2, 2010
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$21,622			$21,622
Available-for-sale securities:
Money market funds	167,139	$—	$—	167,139
U.S. Treasury bills	5,000	—	—	5,000
U.S. government agency	2,000	(24)	—	1,976

Total available-for-sale securities	174,139	(24)	—	174,115

Total cash and cash equivalents	$195,761	$(24)	$—	$195,737

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$74,431	$(133)	$188	$74,486
U.S. government agency	41,790	(1)	32	41,821
Municipal bonds	37,401	(3)	132	37,530
U.S. Treasury bills	21,488	—	7	21,495
International government bonds	12,467	(10)	6	12,463
Commercial paper	2,699	—	—	2,699

Total available-for-sale securities	$190,276	$(147)	$365	190,494

Trading securities:
Auction rate securities and put option				23,992

Total short-term investments				$214,486

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$27,325	$(2,649)	$—	$24,676

Total long-term investments	$27,325	$(2,649)	$—	$24,676

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

5. Cash, Cash Equivalents and Investments (Continued)

	January 3, 2009
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$21,544			$21,544
Available-for-sale securities:
Money market funds	150,728	$—	$—	150,728

Total cash and cash equivalents	$172,272	$—	$—	$172,272

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$88,907	$(1)	$504	$89,410
U.S. government agency	10,001	—	56	10,057

	$98,908	$(1)	$560	99,467

Trading securities:
Auction rate securities				1,800

Total short-term investments				$101,267

Long-term Investments:
Available-for-sale securities:
Auction-rate securities	$30,000	$(4,260)	$—	$25,740
Trading securities:
Auction rate securities and put option				26,081

Total long-term investments				$51,821

        The available-for-sale investments that were in a continuous unrealized loss position as of January 2, 2010, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$39,513	$(133)	$—	$—	$39,513	$(133)
Auction rate securities	—	—	24,676	(2,649)	24,676	(2,649)
International government bonds	5,213	(10)	—	—	5,213	(10)
U.S. government agency	4,978	(25)	—	—	4,978	(25)
Municipal bonds	1,643	(3)	—	—	1,643	(3)

	$51,347	$(171)	$24,676	$(2,649)	$76,023	$(2,820)

        All of the Company's available-for-sale investments with gross unrealized losses as of January 3, 2009 had been in a continuous loss position for less than 12 months. The gross unrealized losses as of

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

5. Cash, Cash Equivalents and Investments (Continued)

January 2, 2010 and January 3, 2009 were due primarily to the illiquidity of the Company's auction-rate securities and, to a lesser extent, to changes in market interest rates.

        The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at January 2, 2010 (in thousands):

	Cost	Fair Value
Due in one year or less	$282,067	$282,263
Due after one year through three years	82,348	82,346
Due after ten years	27,325	24,676

	$391,740	$389,285

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

6. Derivative Financial Instruments

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

        The Company estimates the fair values of derivatives based on quoted prices and market observable data of similar instruments. If the lease agreements or the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination. The Company did not discontinue any cash flow hedges in any of the periods presented.

        The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of January 2, 2010, no portions of the gains or losses from the hedging instruments were excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

        The Company's derivative financial instruments consisted of the following (in thousands):

	January 2, 2010
	Balance Sheet Location	Fair Value
Interest rate swaps	Long-term obligations and other liabilities	$4,491

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

6. Derivative Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the Year Ended		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	January 2, 2010	January 3, 2009		January 2, 2010	January 3, 2009
Interest rate swaps	$(1,681)	$(5,615)	Rent expense	$(2,792)	$(12)

        The Company expects to reclassify $3.0 million of its interest rate swap losses included in accumulated other comprehensive loss as of January 2, 2010 into earnings in the next 12 months, which is offset by lower rent payments.

        The Company's interest rate swap agreements contain provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company's unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. Both of the Company's interest rate swaps were in a net liability position at January 2, 2010. No collateral has been posted with the counterparties as of January 2, 2010.

7. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at January 2, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents	$174,115	$—	$—	$174,115
Short-term investments(1)	190,494	—	23,992	214,486
Long-term investments(2)	—	—	24,676	24,676

	$364,609	$—	$48,668	$413,277

Liabilities
Derivative instruments	$—	$4,491	$—	$4,491

	$—	$4,491	$—	$4,491

(1)
Included in the Company's short-term investments are $74.5 million of corporate debt securities, $41.8 million of U.S. government agency debt securities, $37.5 million of municipal debt securities, $21.5 million of U.S. Treasury bills, $12.5 million of international government debt securities, $2.7 million of commercial paper and $20.9 million of UBS auction-rate securities classified as trading together with $3.1 million for a put option.

(2)
The Company's long-term investments consist entirely of available-for-sale auction-rate securities.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

7. Fair Value of Financial Instruments (Continued)

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

(2)
Included in the Company's long term investments are $25.7 million of available-for-sale auction-rate securities, $21.1 million of auction-rate securities classified as trading and $5.0 million for a put option.

        The Company's cash equivalents and short-term investments (other than its UBS auction-rate securities and put option) are valued using quoted prices and other relevant information generated by market transactions involving identical assets. The Company's auction-rate securities and put option are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities, a discount to reflect the Company's inability to liquidate the securities and counterparty risk. The Company's derivative instruments are valued using quoted prices and market observable data of similar instruments.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

7. Fair Value of Financial Instruments (Continued)

        The following summarizes the activity in Level 3 financial instruments for the years ended January 2, 2010 and January 3, 2009 (in thousands):

	Auction Rate Securities	Put Option	Total
Balance at January 3, 2009	$46,859	$4,962	$51,821
Net purchases, sales, issuances and settlements	(4,574)	(301)	(4,875)
Unrealized gains (losses)	1,855	—	1,855
Net recognized gains (losses)	1,435	(1,568)	(133)

Balance at January 2, 2010	$45,575	$3,093	$48,668

Gain (loss) for period included in earnings attributable to the Level 3 financial instruments still held at January 2, 2010 related to:
Trading securities	$1,435	$—	$1,435
Fair value of the put option	—	(1,568)	(1,568)

	$1,435	$(1,568)	$(133)

	Auction Rate Securities	Put Option	Total
Balance at December 29, 2007	$—	$—	$—
Net transfers into Level 3(1)	68,800	—	68,800
Net purchases, sales, issuances and settlements	(12,600)	2,689	(9,911)
Unrealized losses	(4,260)	—	(4,260)
Net recognized gains (losses)	(5,081)	2,273	(2,808)

Balance at January 3, 2009	$46,859	$4,962	$51,821

Gain (loss) for period included in earnings attributable to the Level 3 financial instruments still held at January 3, 2009 related to:
Trading securities	$(5,081)	$—	$(5,081)
Fair value of the put option	—	4,962	4,962

	$(5,081)	$4,962	$(119)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

8. Balance Sheet Details

        Balance sheet details consist of the following (in thousands):

Inventories

	January 2, 2010	January 3, 2009
Work in progress	$24,642	$23,474
Finished goods	6,870	4,819

	$31,512	$28,293

Property and Equipment

	January 2, 2010	January 3, 2009
Equipment	$36,232	$34,838
Computers and purchased software	39,296	39,171
Furniture and fixtures	3,174	3,167
Leasehold improvements	19,029	15,703

	97,731	92,879
Accumulated depreciation	(69,946)	(62,383)

	$27,785	$30,496

Accrued Expenses

	January 2, 2010	January 3, 2009
Accrued compensation and benefits	$15,757	$11,489
Escrow withheld in acquisitions	—	4,425
Accrued price protection credits	2,957	4,360
Other	6,685	8,845

	$25,399	$29,119

Long-term Obligations and Other Liabilities

	January 2, 2010	January 3, 2009
Unrecognized tax benefits (including interest)	$12,025	$34,169
Other	12,378	14,620

	$24,403	$48,789

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

9. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. The Company places its cash equivalents and investments primarily in U.S. government agency bonds and discount notes, corporate bonds, municipal bonds, U.S. Treasury bills, commercial paper, international government bonds and auction-rate securities. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consist of the following:

	January 2, 2010	January 3, 2009
Edom Technology	33%	28%
Avnet	14%	**
Flextronics	**	12%

**
Less than 10% of accounts receivable

        The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for potential credit losses based upon the expected collectibility of such receivables. Losses have not been significant for any of the periods presented.

Suppliers

        A significant portion of the Company's products are fabricated by Taiwan Semiconductor Manufacturing Co. (TSMC) or its affiliates. The inability of TSMC to deliver wafers to the Company on a timely basis could impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company's contract manufacturers accounted for greater than 10% of revenue during fiscal 2009, 2008 or 2007. The Company's end customers and distributors that accounted for greater than 10% of revenue consists of the following:

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
End Customers
Samsung	16%	**	**
Distributors
Edom Technology	27%	31%	36%
Avnet	10%	**	10%

**
Less than 10% of revenue

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

10. Acquisitions

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

10. Acquisitions (Continued)

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

SourceCore

        In October 2007, the Company completed its acquisition of substantially all of the assets of SourceCore, a privately held mixed-signal design company for approximately $10.6 million, which includes direct acquisition costs. The acquisition was recorded using the purchase method of accounting and accordingly, the results of SourceCore's operations are included in the Company's consolidated results of operations from the date of the acquisition. Through the acquisition, the Company acquired RF designers as well as an applications and software team in close proximity to our customer base in China. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. None of the goodwill is deductible for tax purposes. The purchase price was allocated as follows: goodwill—$7.6 million; intangible assets—$2.6 million; and net tangible assets—$0.4 million.

11. Goodwill and Other Intangible Assets

        The gross carrying amount and accumulated amortization of goodwill and other intangible assets are as follows (in thousands):

		January 2, 2010		January 3, 2009
	Weighted- Average Amortization Period (Years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Goodwill	Not amortized	$105,109	$—	$105,515	$—

Amortized intangible assets:
Core & developed technology	9.3	$54,920	$(16,024)	$55,220	$(10,132)
Customer relationships	6.6	3,380	(1,188)	5,480	(2,389)
Patents	7.0	4,638	(3,921)	4,663	(3,281)
Internal use software	7.0	600	(519)	600	(433)

Total	9.0	$63,538	$(21,652)	$65,963	$(16,235)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

11. Goodwill and Other Intangible Assets (Continued)

        Amortization expense related to intangible assets for fiscal 2009, 2008 and 2007 was $7.8 million, $5.7 million, and $4.3 million, respectively. Fully amortized assets are written off against accumulated amortization. The estimated aggregate amortization expense for intangible assets for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amount
2010	$7,205
2011	6,888
2012	6,427
2013	5,042
2014	4,259

12. Stockholders' Equity

Common Stock

        The Company issued 1.8 million shares of common stock during fiscal 2009. Approximately 189 thousand shares were withheld by the Company during fiscal 2009 to satisfy employee tax obligations for the vesting of certain stock grants made under the Company's stock incentive plans.

Share Repurchase Program

        In October 2009, the Company's Board of Directors authorized a program to repurchase up to $150 million of the Company's common stock through 2010. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company's most recent prior repurchase program, which was announced in October 2008 and authorized the repurchase of up to $100 million of the Company's common stock over a 12-month period, was completed in November 2009. The Company repurchased 0.6 million shares, 9.4 million shares and 4.4 million shares of its common stock for $20.2 million, $280.3 million and $163.2 million during fiscal 2009, 2008 and 2007, respectively.

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available- For-Sale Securities	Total
Balance at January 3, 2009	$(3,642)	$(2,406)	$(6,048)
Change associated with current period transactions, net of tax	(1,092)	969	(123)
Amount reclassified into earnings, net of tax	1,815	—	1,815

Balance at January 2, 2010	$(2,919)	$(1,437)	$(4,356)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

13. Stock-Based Compensation

        In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the "2009 Plan") and the 2009 Employee Stock Purchase Plan (the "2009 Purchase Plan"). The 2009 Plan is currently effective, and no further grants will be issued under the Company's 2000 Stock Incentive Plan (the "2000 Plan") as of the effective date of the 2009 Plan. The 2009 Purchase Plan will become effective upon the termination of the existing Employee Stock Purchase Plan (the "Purchase Plan"), on April 30, 2010.

        The shares issuable under the 2000 Plan and Purchase Plan automatically increased on the first stock market trading day of each calendar year. The amount of shares reserved for the 2000 Plan increased by 2.2 million shares, and for the Purchase Plan increased by 220 thousand shares on January 2, 2009. The amount of shares reserved for the Purchase Plan increased by 230 thousand shares on the first stock market trading day of 2010. There is no provision for an automatic share reserve increase in either the 2009 Plan or the 2009 Purchase Plan.

  2009 Stock Incentive Plan

        In fiscal 2009, the Company's Board of Directors and stockholders approved the 2009 Plan, which has a term of 10 years from the shareholders' approval date. Under the 2009 Plan, the following may be granted: stock options, stock appreciation rights, performance shares, performance stock units, restricted stock units, performance-based awards and other awards (collectively, all such grants are referred to as "awards"). Awards of stock options and stock appreciation rights each deduct one share from the 2009 Plan shares available for issuance for each share granted, and full value awards (awards other than for which the participant is required to pay at least the fair market value of the underlying shares on the date of grant) deduct 1.55 shares from the 2009 Plan shares available for issuance for each share granted. Awards granted under the 2009 Plan generally contain vesting provisions ranging from three to four years. The exercise price of stock options granted under the 2009 Plan may not be less than 100% of the fair market value of a share of our common stock on the date of grant. To the extent awards granted under the 2009 Plan terminate, expire or lapse for any reason, or are settled in cash, shares subject to such awards will again be available for grant.

  2000 Stock Incentive Plan

        In fiscal 2000, the Company's Board of Directors and stockholders approved the 2000 Plan. The 2000 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's common stock, (ii) the discretionary issuance of common stock directly (as granted under direct issuance shares in stock awards and restricted stock units (RSUs)), (iii) the granting of special below-market stock options to executive officers and other highly compensated employees of the Company for which the exercise price can be paid using payroll deductions and (iv) the automatic issuance of stock options to non-employee board members. The discretionary issuance of common stock, RSUs and stock options generally contain vesting provisions ranging from three to eight years. If permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule. The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

13. Stock-Based Compensation (Continued)

  Stock Grants and Modifications

        The Company granted to its employees zero, 0.3 million and 0.5 million stock options, and 0.8 million, 1.0 million and 1.0 million of stock awards and RSUs from the 2000 Plan during fiscal 2009, 2008 and 2007, respectively. The Company granted to its employees 0.2 million of stock awards and RSUs from the 2009 Plan during fiscal 2009. The Company recorded $5.5 million of stock compensation expense in "Income from discontinued operations, net of income taxes" during fiscal 2007 in connection with modifications of equity grants to employees who were hired by NXP in connection with the sale of the Aero product lines. As of the closing date of the sale, the Company accelerated the vesting of 0.5 million shares of options and awards, and extended the exercise period of 0.9 million shares of options through December 31, 2007. Further, the Company cancelled 0.3 million shares of unvested options and awards related to the terminated employees. There were no other significant modifications made to any stock grants during these periods.

  2009 Employee Stock Purchase Plan

        In fiscal 2009, the Company's Board of Directors and stockholders approved the 2009 Purchase Plan. The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (i.e., the 423(b) Plan), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (i.e., the Non-423(b) Plan). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company's common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months.

  Employee Stock Purchase Plan

        The Purchase Plan was adopted by the Company's Board of Directors in fiscal 2000. Eligible employees may purchase a limited number of shares of the Company's common stock at 85% of the market value during a series of offering periods. Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months. During fiscal 2009, 2008 and 2007, the Company issued a total of 148,000, 120,000 and 116,000 shares under the Purchase Plan to its employees. The weighted-average fair value for purchase rights granted under the Purchase Plan for fiscal 2009 was $10.49 per share.

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
January 2, 2010

13. Stock-Based Compensation (Continued)

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

        The Company must estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

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

        The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
2000 Stock Incentive Plan:
Expected volatility	—	44%	48%
Risk-free interest rate %	—	2.6%	4.6%
Expected term (in years)	—	5.0	4.9
Dividend yield	—	—	—
Employee Stock Purchase Plan:
Expected volatility	44%	41%	37%
Risk-free interest rate %	0.3%	1.3%	4.8%
Expected term (in months)	8	12	14
Dividend yield	—	—	—

        There were no stock options granted during fiscal 2009.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

13. Stock-Based Compensation (Continued)

        A summary of the Company's stock compensation activity with respect to fiscal 2009 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 3, 2009	5,254	$32.84
Granted	—	—
Exercised	(1,048)	27.50
Cancelled or expired	(160)	41.86

Outstanding at January 2, 2010	4,046	$33.86	4.6	$60,976
Vested at January 2, 2010 and expected to vest	4,030	$33.86	4.6	$60,742
Exercisable at January 2, 2010	3,502	$33.94	4.2	$52,811

Stock Awards and RSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted- Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 3, 2009	2,023	$0.00
Granted	951	0.00
Issued	(662)	0.00
Cancelled or expired	(80)	0.00

Outstanding at January 2, 2010	2,232	$0.00	1.3	$107,999
Outstanding at January 2, 2010 and expected to vest	2,059	$0.00	1.3	$99,593
Exercisable at January 2, 2010	—	$—	—	$—

        The following summarizes the Company's weighted average fair value at the date of grant (including activity related to discontinued operations):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Per grant of stock options	$—	$12.92	$16.18
Per grant of stock award or RSUs	$27.45	$31.77	$34.28

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

13. Stock-Based Compensation (Continued)

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Intrinsic value of stock options exercised	$14,549	$5,454	$23,684
Intrinsic value of stock awards issued and RSUs that vested	$23,983	$19,469	$22,661
Grant date fair value of stock awards and RSUs that vested	$22,764	$22,420	$22,416

        The Company had approximately $51.3 million of total unrecognized compensation costs related to stock options, stock and RSUs at January 2, 2010 that are expected to be recognized over a weighted-average period of 1.7 years. There were no significant stock compensation costs capitalized into assets in any of the periods presented.

        The Company received cash of $25.2 million for the issuance of common stock, net of shares withheld for taxes during fiscal 2009. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, issuance of stock awards, and vesting of RSUs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the Plan.

        The following are the stock-based compensation costs recognized in the Company's Consolidated Statements of Income (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Cost of revenues	$1,457	$1,437	$1,539
Research and development	13,866	14,906	16,385
Selling, general and administrative	28,651	24,326	22,054

	43,974	40,669	39,978
Provision for income taxes	6,221	5,647	6,755

	$37,753	$35,022	$33,223

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

13. Stock-Based Compensation (Continued)

        As of January 2, 2010, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	6,132
2009 Stock Incentive Plan	6,731
Employee Stock Purchase Plan(1)	1,795
2009 Employee Stock Purchase Plan	1,250

Total shares reserved	15,908

(1)
Shares reserved for the Employee Stock Purchase Plan will be cancelled upon the effective date of the 2009 Employee Stock Purchase Plan on April 30, 2010.

14. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $2.2 million, $2.2 million and $1.8 million to the 401(k) Plan during fiscal 2009, 2008 and 2007, respectively.

15. Commitments and Contingencies

Operating Leases

        The Company leases its facilities under operating lease agreements that expire at various dates through 2019. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

        Rent expense under operating leases was $5.1 million, $3.8 million and $4.6 million for fiscal 2009, 2008 and 2007, respectively.

        The minimum annual future rentals under the terms of these leases as of January 2, 2010 are as follows (in thousands):

Fiscal Year
2010	$7,642
2011	6,636
2012	6,474
2013	2,550
2014	1,307
Thereafter	5,671

Total minimum lease payments	30,280
Minimum sublease rental income	(8,466)

Total net minimum lease payments	$21,814

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

15. Commitments and Contingencies (Continued)

  Headquarters Leases

        In March 2006, the Company entered into an operating lease agreement and a related participation agreement for a facility at 400 W. Cesar Chavez ("400 WCC") in Austin, Texas for its corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $1.9 million over the remaining term assuming LIBOR averages 0.25% during such term).

        In March 2008, the Company entered into an operating lease agreement and a related participation agreement for a facility at 200 W. Cesar Chavez ("200 WCC") in Austin, Texas for the expansion of its corporate headquarters. The lease has a term of five years. The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $2.9 million over the remaining term assuming LIBOR averages 0.25% during such term).

        The Company has granted certain rights and remedies to the lessors in the event of certain defaults, including the right to terminate the leases, to bring suit to collect damages, and to compel the Company to purchase the facilities. The leases contain other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million. If the Company's unencumbered cash and highly-rated short-term investments are less than $150 million, it must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1. As of January 2, 2010, the Company believes it was in compliance with all covenants of the leases.

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

        The Company is required to periodically evaluate the expected fair value of each facility at the end of the lease terms. If the Company determines that it is estimable and probable that the expected fair values will be less than $44.3 million for 400 WCC and $50.1 million for 200 WCC, it will ratably accrue the loss up to a maximum of approximately $35.3 million and $40.0 million, respectively, over the remaining lease terms as additional rent expense. As of January 2, 2010, the Company does not believe that a loss contingency accrual is required for either property. However, a prolonged economic downturn could increase the likelihood of such a loss accrual.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

15. Commitments and Contingencies (Continued)

  Interest Rate Swap Agreements

        In connection with its headquarters leases, during fiscal 2008 the Company entered into interest rate swap agreements as a hedge against the variable rent under the leases. Under the terms of the swap agreements, the Company has effectively converted the variable rents to fixed rents through March 2011 for 400 WCC and March 2013 for 200 WCC. See Note 6, Derivative Financial Instruments, for additional information.

Litigation

  Securities Litigation

        On December 6, 2001, a class action complaint for violations of U.S. federal securities laws was filed in the United States District Court for the Southern District of New York against the Company, four officers individually and the three investment banking firms who served as representatives of the underwriters in connection with the Company's initial public offering of common stock. The Consolidated Amended Complaint alleges that the registration statement and prospectus for the Company's initial public offering did not disclose that (1) the underwriters solicited and received additional, excessive and undisclosed commissions from certain investors, and (2) the underwriters had agreed to allocate shares of the offering in exchange for a commitment from the customers to purchase additional shares in the aftermarket at pre-determined higher prices. The Complaint alleges violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. The action seeks damages in an unspecified amount and is being coordinated with approximately 300 other nearly identical actions filed against other companies. A court order dated October 9, 2002 dismissed without prejudice the four officers of the Company who had been named individually. On December 5, 2006, the Second Circuit vacated a decision by the District Court granting class certification in six of the coordinated cases, which are intended to serve as test, or "focus" cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

        The parties in the approximately 300 coordinated cases, including the parties in the case against the Company, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Six notices of appeal have been filed. Judgment was entered on January 13, 2010. The time to file additional notices of appeal is set to expire on February 12, 2010. A group of three objectors, who filed a notice of appeal, also filed a petition to the Second Circuit seeking permission to appeal the District Court's final approval of the settlement on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court's order certifying classes in the focus cases.

        As the litigation process is inherently uncertain, the Company is unable to predict the outcome of the above described matter if the settlement does not survive the appeal. While the Company does maintain liability insurance, it could incur losses that are not covered by its liability insurance or that exceed the limits of its liability insurance. Such losses could have a material impact on the Company's business and its results of operations or financial position.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

15. Commitments and Contingencies (Continued)

  Other

        The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its consolidated financial position or results of operations.

Discontinued Operations Indemnification

        In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters. There is no contractual limit on exposure with respect to such matters. As of January 2, 2010, the Company had no material liabilities recorded with respect to this indemnification obligation.

16. Income Taxes

        Significant components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Current:
Domestic	$(11,560)	$14,557	$5,182
International	5,538	3,808	1,809

Total Current	(6,022)	18,365	6,991
Deferred:
Domestic	2,234	2,261	(177)
International	(338)	(445)	24

Total Deferred	1,896	1,816	(153)

	$(4,126)	$20,181	$6,838

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

16. Income Taxes (Continued)

        The Company's provision (benefit) for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
Federal statutory rate	35.0%	35.0%	35.0%
Stock compensation	0.3	3.0	4.9
Foreign tax rate benefit	(16.7)	(14.4)	(2.4)
Tax-exempt interest income	(0.6)	(3.0)	(11.6)
Research and development tax credits	(3.1)	(2.1)	(3.4)
In-process research and development	—	6.8	—
Release of prior year unrecognized tax benefits	(23.4)	(12.5)	(8.7)
Intercompany technology license	—	22.1	—
Other	2.5	3.1	0.9

	(6.0)%	38.0%	14.7%

        The effective tax rate for fiscal 2009 decreased from fiscal 2008, primarily due to the resolution of uncertain tax positions as a result of the Company entering into a unilateral Advance Pricing Agreement with the U.S. Internal Revenue Service during the fourth quarter of fiscal 2009. In addition, the effective tax rate for fiscal 2009 decreased from fiscal 2008 due to the intercompany license of certain technology and the non-deductible write-off of in-process research and development costs during fiscal 2008, both of which were related to the acquisition of Integration Associates. The increase in the effective rate for fiscal 2008 from fiscal 2007 was primarily attributable to a tax charge related to the intercompany license of certain technology obtained in the acquisition of Integration Associates, the non-deductible write-off of in-process research and development costs and lower tax-exempt interest income in fiscal 2008.

        Income before income taxes included approximately $39.5 million, $22.6 million and $28.7 million related to foreign operations in fiscal 2009, 2008 and 2007, respectively.

        At the end of fiscal 2009, undistributed earnings of the Company's foreign subsidiaries of approximately $237.9 million are considered permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

16. Income Taxes (Continued)

        Significant components of the Company's deferred taxes as of January 2, 2010 and January 3, 2009 are as follows (in thousands):

	January 2, 2010	January 3, 2009
Deferred tax assets:
Net operating loss carryforwards	$2,246	$5,945
Research and development tax credit carryforwards	3,926	4,211
Stock compensation	9,853	8,594
Depreciable assets	33,407	35,899
Reserves and allowances	335	560
Unrealized losses on available-for-sale securities	774	1,297
Unrealized losses on cash flow hedges	1,572	1,961
Deferred income on shipments to distributors	1,778	2,043
Accrued liabilities and other	4,629	3,880

	58,520	64,390
Less: Valuation allowance	—	—

	58,520	64,390
Deferred tax liabilities:
Acquired intangibles	13,882	16,174
Long term obligations for tax purposes	33,023	33,023
Prepaid expenses and other	857	751

	47,762	49,948

Net deferred tax assets	$10,758	$14,442

        As of January 2, 2010, the Company had federal net operating loss and research and development credit carryforwards of approximately $3.6 million and $0.9 million, respectively, as a result of the Cygnal Integrated Products and Integration Associates acquisitions. These carryforwards expire in fiscal years 2019 through 2028. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        The Company also had state loss and research and development credit carryforwards of approximately $25.9 million and $5.0 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates acquisition. Certain of these carryforwards expire in fiscal years 2024 through 2028 and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the values used for income tax purposes. Related to the acquisition of Integration Associates in July 2008, the Company has recorded net deferred tax liabilities of approximately $5.1 million due to differences between book and tax bases of acquired assets and assumed liabilities.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

16. Income Taxes (Continued)

        The Company's operations in Singapore are subject to reduced tax rates through 2019, as long as certain conditions are met. The income tax benefit reflected in earnings was approximately $6.3 million (representing $0.13 per diluted share) in fiscal 2009 and $5.9 million (representing $0.12 per diluted share) in fiscal 2008.

        The Company adopted FASB ASC 740, formerly FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, at the beginning of fiscal 2007. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2009	$32,695
Additions based on tax positions related to prior years	4,127
Reductions for tax positions related to prior years	(14,954)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1,197)
Reductions for settlements with taxing authorities	(8,511)

Balance at January 2, 2010	$12,160

        At January 2, 2010, the Company had gross unrecognized tax benefits of $12.2 million, $11.9 million of which would affect the effective tax rate if recognized. During fiscal 2009, the Company recorded gross decreases of $1.2 million to its unrecognized tax benefits related to the closure of an open tax year. During the fourth quarter of fiscal 2009, the Company entered into a unilateral Advance Pricing Agreement with the U.S. Internal Revenue Service which resolves certain intercompany transfer pricing matters beginning in fiscal 2005. As a result of the agreement, the Company recorded gross decreases of $15.0 million to its unrecognized tax benefits related to prior years and recorded gross decreases of $8.5 million related to settlements with taxing authorities, which it recorded as additional taxes payable of the same amount. In addition, the Company recorded gross increases of $4.1 million to its unrecognized tax benefits related to prior years, primarily due to uncertainty related to the deductibility of certain items.

        The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During fiscal 2009, 2008 and 2007, the Company recognized $0.8 million, $0.9 million and $1.0 million of interest, respectively, net of tax, in the provision for income taxes. In addition, the Company had decreases of interest, net of tax, of $1.8 million related to resolution of certain intercompany transfer pricing matters and the closure of an open tax year in fiscal 2009, of $1.2 million related to the closure of an open tax year in fiscal 2008 and of $1.1 million related to the closure of an income tax audit and the closure of open tax years in fiscal 2007. The Company had accrued $0.1 million and $1.7 million for the payment of interest related to unrecognized tax positions at the end of fiscal 2009 and 2008, respectively.

        The tax years 2004 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's 2005 through 2008 federal income tax returns are under examination by the U.S. Internal Revenue Service. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or results of operations.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

17. Segment Information

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

        Revenue is attributed to a geographic area based on the end customer's shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007
United States	$54,065	$51,829	$43,743
China	105,509	94,779	79,261
South Korea	91,974	56,364	36,571
Taiwan	68,320	79,351	83,176
Rest of world	121,152	133,307	94,710

Total	$441,020	$415,630	$337,461

        The following summarizes the Company's property and equipment, net by geographic area (in thousands):

	January 2, 2010	January 3, 2009
United States	$22,528	$24,895
Singapore	3,739	3,453
Rest of world	1,518	2,148

Total	$27,785	$30,496

18. Headquarter Relocation Costs

        In fiscal 2006, the Company relocated most of its Austin, Texas employees to a new corporate headquarters. In fiscal 2007, the Company relocated the remainder of its Austin employees to its headquarters. The Company recorded $3.8 million for the expected costs related to vacating certain leased facilities in the "selling, general and administrative" line of the Consolidated Statements of Income. The following table summarizes the accrued relocation costs activity (in thousands):

Fiscal Year	Balance at Beginning of Year	Additions Charged to Expenses	Deductions(1)	Balance at End of Year
2009	$986	$—	$916	$70
2008	2,618	—	1,632	986
2007	2,261	704	347	2,618

(1)
Deductions represent lease and brokerage commission payments.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
January 2, 2010

19. Subsequent Events

        The Company evaluates events and transactions that occur after the balance sheet date as potential subsequent events. This evaluation was performed through February 10, 2010, the date on which the Company's financial statements were issued.

 Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2009 and 2008 is as follows. The first quarter of fiscal 2008 had 14 weeks. All other quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2009
	Fourth Quarter		Third Quarter	Second Quarter	First Quarter
Revenues	$127,190		$125,913	$104,216	$83,701
Gross margin	83,260		81,035	64,781	50,678
Operating income	26,078		26,539	12,726	1,167
Net income	$40,251	(2)	$22,439	$9,730	$671
Earnings per share:
Basic	$0.88		$0.50	$0.22	$0.02
Diluted	$0.84		$0.47	$0.21	$0.01

	Fiscal 2008
	Fourth Quarter	Third Quarter		Second Quarter	First Quarter
Revenues	$99,348	$113,483		$104,620	$98,179
Gross margin	60,096	69,309		66,033	60,347
Operating income	7,088	7,334	(1)	18,169	11,065
Net income	$6,324	$1,154	(1)	$14,643	$10,814
Earnings per share:
Basic	$0.14	$0.02		$0.30	$0.21
Diluted	$0.14	$0.02		$0.29	$0.21

(1)
Includes a charge for in-process research and development costs in connection with our acquisition of Integration Associates.

(2)
Includes a benefit related to the resolution of prior year uncertain tax benefits.