Form 10-Q
period 2010-04-03
SILICON LABORATORIES INC
filed 2010-04-29
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

or

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

As of April 21, 2010, 46,006,801 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	April 3, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$152,200	$195,737
Short-term investments	268,332	214,486
Accounts receivable, net of allowance for doubtful accounts of $575 at April 3, 2010 and $567 at January 2, 2010	56,932	56,128
Inventories	27,652	31,512
Deferred income taxes	7,908	7,620
Prepaid expenses and other current assets	21,161	18,515
Total current assets	534,185	523,998
Long-term investments	25,991	24,676
Property and equipment, net	26,654	27,785
Goodwill	105,109	105,109
Other intangible assets, net	40,037	41,886
Other assets, net	20,397	19,384
Total assets	$752,373	$742,838

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,491	$28,759
Accrued expenses	24,443	25,399
Deferred income on shipments to distributors	28,420	28,470
Income taxes	1,056	6,011
Total current liabilities	82,410	88,639
Long-term obligations and other liabilities	24,327	24,403
Total liabilities	106,737	113,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 45,790 and 45,772 shares issued and outstanding at April 3, 2010 and January 2, 2010, respectively	5	5
Additional paid-in capital	122,052	128,262
Retained earnings	526,964	505,885
Accumulated other comprehensive loss	(3,385)	(4,356)
Total stockholders’ equity	645,636	629,796
Total liabilities and stockholders’ equity	$752,373	$742,838

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Revenues	$126,719	$83,701
Cost of revenues	43,129	33,023
Gross margin	83,590	50,678
Operating expenses:
Research and development	29,922	26,069
Selling, general and administrative	28,003	23,442
Operating expenses	57,925	49,511
Operating income	25,665	1,167
Other income (expense):
Interest income	666	882
Interest expense	(23)	(52)
Other income (expense), net	(297)	(52)
Income before income taxes	26,011	1,945
Provision for income taxes	4,932	1,274

Net income	$21,079	$671

Earnings per share:
Basic	$0.46	$0.02
Diluted	$0.44	$0.01

Weighted-average common shares outstanding:
Basic	45,816	44,633
Diluted	47,926	45,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 3, 2010	April 4, 2009
Operating Activities
Net income	$21,079	$671
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	2,879	2,953
Loss (gain) on disposal of property and equipment	—	8
Amortization of other intangible assets and other assets	1,849	1,976
Stock compensation expense	10,256	10,149
Income tax benefit (detriment) from employee stock-based awards	1,286	(118)
Excess income tax benefit from employee stock-based awards	(800)	(50)
Deferred income taxes	616	3,589
Changes in operating assets and liabilities:
Accounts receivable	(804)	(8,168)
Inventories	3,832	4,781
Prepaid expenses and other assets	(973)	2,237
Accounts payable	1,046	(2,105)
Accrued expenses	(1,110)	(3,753)
Deferred income on shipments to distributors	(50)	(445)
Income taxes	(7,991)	(2,568)
Net cash provided by operating activities	31,115	9,157
Investing Activities
Purchases of available-for-sale investments	(121,357)	(16,458)
Proceeds from sales and maturities of marketable securities	67,697	24,695
Purchases of property and equipment	(1,747)	(1,531)
Purchases of other assets	(3,436)	(499)
Net cash provided by (used in) investing activities	(58,843)	6,207
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	7,483	(835)
Excess income tax benefit from employee stock-based awards	800	50
Repurchases of common stock	(24,092)	(5,023)
Net cash used in financing activities	(15,809)	(5,808)

Increase (decrease) in cash and cash equivalents	(43,537)	9,556
Cash and cash equivalents at beginning of period	195,737	172,272
Cash and cash equivalents at end of period	$152,200	$181,828

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 3, 2010 and January 2, 2010, the condensed consolidated results of its operations for the three months ended April 3, 2010 and April 4, 2009, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2010 and April 4, 2009.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three months ended April 3, 2010 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles.  Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended January 2, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 10, 2010.

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31.  Fiscal 2010 will have 52 weeks and fiscal 2009 had 52 weeks.  In a 52-week year, each fiscal quarter consists of 13 weeks.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Revenue Recognition

Revenues are generated almost exclusively by sales of the Company’s integrated circuits (ICs). The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, revenue from product sales to direct customers and contract manufacturers is recognized upon shipment.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. The ASU requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The Company adopted ASU 2010-06 at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011. The adoption of this ASU did not have a material impact, and the deferred provisions of this ASU are not expected to have a material impact, on the Company’s financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income	$21,079	$671

Shares used in computing basic earnings per share	45,816	44,633

Effect of dilutive securities:
Stock options and awards	2,110	450
Shares used in computing diluted earnings per share	47,926	45,083

Earnings per share:
Basic	$0.46	$0.02
Diluted	$0.44	$0.01

Approximately 0.6 million and 5.8 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended April 3, 2010 and April 4, 2009, respectively, as they were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments consist primarily of money market funds, U.S. government agency bonds and discount notes, corporate bonds, municipal bonds, U.S. Treasury bills, variable-rate demand notes, commercial paper, international government bonds and auction-rate securities purchased through UBS (“UBS auction-rate securities”). The Company’s long-term investments consist of non-UBS auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of April 3, 2010, the Company held $50.6 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $46.6 million were guaranteed by the U.S. government and the remaining $4.0 million were privately insured. As of April 3, 2010, $39.6 million of the auction-rate securities had credit ratings of AAA, $2.0 million had a credit rating of AA, $2.0 million had a credit rating of A and $7.0 million had a credit rating of BBB. These securities had contractual maturity dates ranging from 2025 to 2046 and with current yields of 0.42% to 3.28% per year at April 3, 2010. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

In November 2008, the Company entered into an agreement with UBS AG, which provides the Company certain rights to sell to UBS the auction-rate securities which were purchased through them. As of April 3, 2010, the Company held $23.5 million par value auction-rate securities purchased from UBS. The Company has the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on the Company’s behalf at any time provided the Company receives par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides the Company with access to loans of up to 75% of the market value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities. As of April 3, 2010, the Company had no loans outstanding under this agreement.

The Company’s right to sell the auction-rate securities to UBS commencing June 30, 2010 represents a put option for a payment equal to the par value of the auction-rate securities. As the put option is non-transferable and cannot be attached to the auction-rate securities if they are sold to another entity other than UBS, it represents a freestanding instrument between the Company and UBS. The Company elected to record the put option at fair value. The Company has classified the UBS auction-rate securities as trading securities and, accordingly, recognizes changes in fair value in earnings. Adjustments to the fair values of the put option and the trading securities generally offset each other and are recorded in “other income (expense), net.” The Company intends to exercise its option to sell its UBS auction-rate securities to UBS on June 30, 2010 and has therefore classified both the UBS auction-rate securities and the related put option as short-term investments as of April 3, 2010.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its non-UBS auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no material other-than-temporary impairment losses existed as of April 3, 2010.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	April 3, 2010
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$18,711			$18,711
Available-for-sale securities:
Money market funds	63,498	$—	$—	63,498
U.S. Treasury bills	49,998	—	—	49,998
Commercial paper	13,999	—	—	13,999
Municipal bonds	4,000	—	—	4,000
U.S. government agency	2,000	(6)	—	1,994
Total available-for-sale securities	133,495	(6)	—	133,489

Total cash and cash equivalents	$152,206	$(6)	$—	$152,200

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$73,087	$(42)	$312	$73,357
U.S. government agency	68,371	(91)	25	68,305
Municipal bonds	43,641	(27)	43	43,657
Variable-rate demand notes	26,300	—	—	26,300
U.S. Treasury bills	21,496	—	2	21,498
International government bonds	9,044	—	28	9,072
Commercial paper	2,697	—	—	2,697
Total available-for-sale securities	$244,636	$(160)	$410	244,886
Trading securities:
Auction rate securities and put option				23,446
Total short-term investments				$268,332

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$27,175	$(1,184)	$—	$25,991
Total long-term investments	$27,175	$(1,184)	$—	$25,991

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of April 3, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency	$31,084	$(97)	$—	$—	$31,084	$(97)
Auction rate securities	—	—	25,991	(1,184)	25,991	(1,184)
Municipal bonds	18,552	(27)	—	—	18,552	(27)
Corporate bonds	14,850	(42)	—	—	14,850	(42)
	$64,486	$(166)	$25,991	$(1,184)	$90,477	$(1,350)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 2, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$39,513	$(133)	$—	$—	$39,513	$(133)
Auction rate securities	—	—	24,676	(2,649)	24,676	(2,649)
International government bonds	5,213	(10)	—	—	5,213	(10)
U.S. government agency	4,978	(25)	—	—	4,978	(25)
Municipal bonds	1,643	(3)	—	—	1,643	(3)
	$51,347	$(171)	$24,676	$(2,649)	$76,023	$(2,820)

The gross unrealized losses as of April 3, 2010 and January 2, 2010 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at April 3, 2010 (in thousands):

	Cost	Fair Value
Due in one year or less	$236,000	$236,155
Due after one year through three years	115,831	115,920
Due after ten years	53,475	52,291
	$405,306	$404,366

In addition, the Company has made equity investments in non-publicly traded companies that it accounts for under the cost method. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair values when it determines that an other-than-temporary decline has occurred.

4. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations in the normal course of its business, including through its corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. The Company has entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The Company’s objective is to offset increases and decreases in expenses resulting from changes in interest rates with losses and gains on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative purposes.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of April 3, 2010, no portions of the gains or losses from the hedging instruments were excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instruments consisted of the following (in thousands):

	April 3, 2010
	Balance Sheet Location	Fair Value
Interest rate swaps	Long-term obligations and other liabilities	$4,515

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the Three Months		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months
	April 3, 2010	April 4, 2009		April 3, 2010	April 4, 2009
Interest rate swaps	$(864)	$(363)	Rent expense	$(840)	$(553)

The Company expects to reclassify $3.1 million of its interest rate swap losses included in accumulated other comprehensive loss as of April 3, 2010 into earnings in the next 12 months, which is offset by lower rent payments.

The Company’s interest rate swap agreements contain provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. Both of the Company’s interest rate swaps were in a net liability position at April 3, 2010. No collateral has been posted with the counterparties as of April 3, 2010.

5. Fair Value of Financial Instruments

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

	Fair Value Measurements at April 3, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$63,498	$—	$—	$63,498
U.S. Treasury bills	49,998	—	—	49,998
Commercial paper	13,999	—	—	13,999
Municipal bonds	4,000	—	—	4,000
U.S. government agency	1,994	—	—	1,994
Total cash equivalents	$133,489	$—	$—	$133,489

Short-term Investments:
Corporate bonds	$73,357	$—	$—	$73,357
U.S. government agency	68,305	—	—	68,305
Municipal bonds	43,657	—	—	43,657
Variable-rate demand notes	26,300	—	—	26,300
U.S. Treasury bills	21,498	—	—	21,498
International government bonds	9,072	—	—	9,072
Commercial paper	2,697	—	—	2,697
Auction rate securities and put option	—	—	23,446	23,446
Total short-term investments	$244,886	$—	$23,446	$268,332

Long-term Investments:
Auction rate securities	$—	$—	$25,991	$25,991
Total long-term investments	$—	$—	$25,991	$25,991

Total	$378,375	$—	$49,437	$427,812

Liabilities:
Derivative instruments	$—	$4,515	$—	$4,515
Total	$—	$4,515	$—	$4,515

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash equivalents and short-term investments (other than its UBS auction-rate securities and put option) are valued using quoted prices and other relevant information generated by market transactions involving identical assets. The Company’s auction-rate securities and put option are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities, a discount to reflect the Company’s inability to liquidate the securities and counterparty risk. The Company’s derivative instruments are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include quoted interest swap rates and market observable data of similar instruments.

The following summarizes the activity in Level 3 financial instruments for the three months ended April 3, 2010 (in thousands):

	Auction Rate Securities	Put Option	Total
Balance at January 2, 2010	$45,575	$3,093	$48,668
Net purchases, sales, issuances and settlements	(700)	—	(700)
Unrealized gains	1,465	—	1,465
Net recognized gains (losses)	874	(870)	4
Balance at April 3, 2010	$47,214	$2,223	$49,437

Gain (loss) for period included in earnings attributable to the Level 3 financial instruments still held at April 3, 2010 related to:
Trading securities	$874	$—	$874
Fair value of the put option	—	(870)	(870)
	$874	$(870)	$4

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

Balance sheet details consist of the following (in thousands):

Inventories

	April 3, 2010	January 2, 2010
Work in progress	$21,458	$24,642
Finished goods	6,194	6,870
	$27,652	$31,512

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Stockholders’ Equity

Common Stock

The Company issued 0.6 million shares of common stock during the three months ended April 3, 2010, net of 0.1 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Share Repurchase Program

In October 2009, the Company’s Board of Directors authorized a program to repurchase up to $150 million of the Company’s common stock through 2010. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. During the three months ended April 3, 2010, the Company repurchased 0.6 million shares of its common stock for $25.3 million under its repurchase program.  During the three months ended April 4, 2009, the Company repurchased 0.2 million shares for $5.3 million under its previous share repurchase program that was completed in November 2009.

Comprehensive Income

The changes in the components of comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income	$21,079	$671
Net unrealized gains (losses) on available-for-sale securities, net of tax provision of $(531) and $59, respectively	986	(110)
Net unrealized gains (losses) on cash flow hedges, net of tax provision of $8 and $(66), respectively	(15)	123
Comprehensive income	$22,050	$684

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 2, 2010	$(2,919)	$(1,437)	$(4,356)
Change associated with current period transactions, net of tax	(562)	986	424
Amount reclassified into earnings, net of tax	547	—	547
Balance at April 3, 2010	$(2,934)	$(451)	$(3,385)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stock-Based Compensation

In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”). The 2009 Plan is currently effective, and no further grants will be issued under the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) as of the effective date of the 2009 Plan. The 2009 Purchase Plan will become effective upon the termination of the existing Employee Stock Purchase Plan (the “Purchase Plan”), on April 30, 2010.

Stock-based compensation costs are generally based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of stock awards and restricted stock units (RSUs) generally equal their intrinsic value on the date of grant. There were no stock options granted during the three months ended April 3, 2010 or April 4, 2009.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Cost of revenues	$356	$395
Research and development	4,164	3,878
Selling, general and administrative	5,736	5,876
	10,256	10,149
Provision for income taxes	1,487	1,508
	$8,769	$8,641

The Company had approximately $65.6 million of total unrecognized compensation costs related to stock options and RSUs at April 3, 2010 that are expected to be recognized over a weighted-average period of 1.8 years. There were no significant stock compensation costs capitalized into assets in any of the periods presented.

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

The parties in the approximately 300 coordinated cases, including the parties in the case against the Company, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Six notices of appeal have been filed. Judgment was entered on January 13, 2010.  The time to file additional notices of appeal has expired. A group of three objectors, who filed a notice of appeal, also filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval of the settlement on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Plaintiffs filed an opposition to the petition.

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

Discontinued Operations Indemnification

In fiscal 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”). In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters. There is no contractual limit on exposure with respect to such matters. As of April 3, 2010, the Company had no material liabilities recorded with respect to this indemnification obligation.

10. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses (including a portion of stock compensation), research and development tax credits and other permanent differences.  Income tax expense was $4.9 million and $1.3 million for the three months ended April 3, 2010 and April 4, 2009, respectively, resulting in effective tax rates of 19.0% and 65.5%, respectively. The effective tax rate for the three months ended April 3, 2010 decreased from the prior period, primarily due to a reduced accrual of unrecognized tax benefits and related interest, partially offset by the non-renewal of the federal research and development tax credit.

At April 3, 2010, the Company had gross unrecognized tax benefits of $12.1 million, $11.9 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The tax years 2004 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company’s 2005 through 2008 federal income tax returns are under examination by the U.S. Internal Revenue Service. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or results of operations.

11.  Subsequent Events

On April 23, 2010, the Company acquired Silicon Clocks, Inc., a privately held company, for approximately $22.0 million in cash.  Silicon Clocks designs and develops microelectromechanical system (MEMS) technology to enable the manufacture of a wide range of silicon resonators and sensors directly on standard CMOS wafers.

The Company will record the purchase of Silicon Clocks using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Silicon Clocks’ operations will be included in the Company’s consolidated results of operations beginning with the date of the acquisition. The Company is currently in the process of evaluating the fair values of the assets acquired and liabilities assumed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2010 will have 52 weeks and fiscal 2009 had 52 weeks. Our first quarter of fiscal 2010 ended April 3, 2010. Our first quarter of fiscal 2009 ended April 4, 2009.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include 2Wire, Apple, Huawei, LG Electronics, Nokia, Pace (formerly Philips), Samsung, Sony Ericsson, Thomson and Varian Medical Systems.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In the first three months of fiscal 2010, we introduced a family of ultra-low-power wireless microcontrollers ideal for battery-powered systems and a highly integrated AM/FM receiver for analog tuned radios that reduces radio design and manufacturing costs. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the three months ended April 3, 2010, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues.  No other single end customer accounted for more than 10% of our revenues during the three months ended April 3, 2010. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 29% and 13% of our revenues during the three months ended April 3, 2010, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended April 3, 2010.

The percentage of our revenues derived from customers located outside of the United States was 87% during the three months ended April 3, 2010.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Selling, General and Administrative.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, patent litigation legal fees and promotional and marketing expenses.

Interest Income.  Interest income reflects interest earned on our cash, cash equivalents and investment balances.

Interest Expense.  Interest expense consists of interest on our short and long-term obligations.

Other Income (Expense), Net.  Other income (expense), net reflects foreign currency remeasurement adjustments and gains and losses on the disposal of fixed assets.

Provision for Income Taxes.  Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses (including a portion of our stock compensation), research and development tax credits and other permanent differences.

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 3, 2010	April 4, 2009

Revenues	100.0%	100.0%
Cost of revenues	34.0	39.5
Gross margin	66.0	60.5

Operating expenses:
Research and development	23.6	31.1
Selling, general and administrative	22.1	28.0
Operating expenses	45.7	59.1

Operating income	20.3	1.4

Other income (expense):
Interest income	0.5	1.1
Interest expense	0.0	(0.1)
Other income (expense), net	(0.3)	(0.1)
Income before income taxes	20.5	2.3
Provision for income taxes	3.9	1.5
Net income	16.6%	0.8%

Revenues

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009	Change	% Change
Revenues	$126.7	$83.7	$43.0	51.4%

The growth in revenue in the recent three month period was due primarily to improvements in the health of our products’ end markets and increases in market share. Increased unit volumes outpaced declines in average selling prices. Unit volumes of our products increased compared to the three months ended April 4, 2009 by 62.2%. Average selling prices decreased during the same period by 6.1%. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset these decreases to some degree.

Gross Margin

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009	Change	% Change
Gross margin	$83.6	$50.7	$32.9	64.9%
Percent of revenue	66.0%	60.5%

The increase in the dollar amount of gross margin in the recent three month period was primarily due to our increased sales. The increase in gross margin as a percent of revenue in the recent three month period was primarily due to changes in product mix, improvements in our inventory management and manufacturing cost reductions. We may continue to experience declines in the average selling prices of certain of our products. This downward pressure on gross margin as a percentage of revenues may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; 3) achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or 4) reduce logistics costs.

Research and Development

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009	Change	% Change
Research and development	$29.9	$26.1	$3.8	14.8%
Percent of revenue	23.6%	31.1%

The increase in research and development expense in the recent three month period was principally due to an increase of $2.6 million for personnel-related expenses and $0.6 million for product introduction costs. The decrease in research and development expense as a percent of revenues is due to our increased sales. We expect that research and development expense will increase in absolute dollars, commensurate with our revenue growth, but remain relatively stable as a percentage of revenues.

Significant recent development projects include a family of ultra-low-power wireless microcontrollers ideal for battery-powered systems, a highly integrated AM/FM receiver for analog tuned radios that reduces radio design and manufacturing costs, a family of ultra-efficient microcontrollers for power-sensitive and battery-powered embedded systems, a family of highly integrated, energy-efficient quad PoE PSE controllers, a new line of automotive-qualified microcontrollers that enable a dramatic reduction in system cost and footprint in body electronics applications, our QuickSense portfolio of highly accurate and fast-response touch, proximity and ambient light sensing devices, the expansion of our Any-Rate Precision Clock family with both a low jitter clock generator for broadcast video applications and web-customizable 8-output CMOS clock generators, a silicon hybrid TV tuner that supports both analog and digital broadcasts in a single device, a family of ProSLIC single channel telephony ICs for broadband networking equipment, the expansion of our small form factor microcontrollers in a tiny 2x2 mm footprint and a family of ISOpro™ high-performance, digital isolators.

Selling, General and Administrative

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009	Change	% Change
Selling, general and administrative	$28.0	$23.4	$4.6	19.5%
Percent of revenue	22.1%	28.0%

The increase in selling, general and administrative expense in the recent three month period was principally due to an increase of $3.2 million for personnel-related expenses. The decrease in selling, general and administrative expense as a percent of revenues is due to our increased sales. We expect that selling, general and administrative expense will increase in absolute dollars and decline slightly as a percentage of revenues.

Interest Income

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009	Change
Interest income	$0.7	$0.9	$(0.2

The decrease in interest income for the recent three month period was largely due to lower interest rates on the underlying instruments, and partially offset by a higher average investment balance.

Interest Expense

Interest expense for the three months ended April 3, 2010 was $23 thousand compared to $52 thousand for the three months ended April 4, 2009.

Other Income (Expense), Net

Other income (expense), net for the three months ended April 3, 2010 was $(0.3) million compared to $(0.1) million for the three months ended April 4, 2009.

Provision for Income Taxes

	Three Months Ended
(in millions)	April 3, 2010	April 4, 2009	Change
Provision for income taxes	$4.9	$1.3	$3.6
Effective tax rate	19.0%	65.5%

The effective tax rate for the three months ended April 3, 2010 decreased from the prior period, primarily due to a reduced accrual of unrecognized tax benefits and related interest, partially offset by the non-renewal of the federal research and development tax credit.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, the limited deductibility of stock compensation expense, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the second quarter of fiscal 2010 to be in the range of $131 to $135 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.43 to $0.46.

Liquidity and Capital Resources

Our principal sources of liquidity as of April 3, 2010 consisted of $420.5 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of U.S. government agency bonds and discount notes, corporate bonds, municipal bonds, U.S. Treasury bills, commercial paper, international government bonds, variable-rate demand notes and auction-rate securities purchased through UBS (“UBS auction-rate securities”).

Our long-term investments consist of non-UBS auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of April 3, 2010, we held $50.6 million par value auction-rate securities, all of which have experienced failed auctions. The securities had previously been valued using quoted prices in active markets. When the auctions began to fail, quoted prices for the securities were no longer observable. As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.

The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $46.6 million were guaranteed by the U.S. government and the remaining $4.0 million were privately insured. As of April 3, 2010, $39.6 million of the auction-rate securities had credit ratings of AAA, $2.0 million had credit ratings of AA, $2.0 million had credit ratings of A and $7.0 million had a credit rating of BBB. These securities had contractual maturity dates ranging from 2025 to 2046 and were yielding 0.42% to 3.28% per year at April 3, 2010. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates.

In November 2008, we entered into an agreement with UBS AG, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them. As of April 3, 2010, we held $23.5 million par value auction-rate securities purchased from UBS. We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012. UBS, at its discretion, may purchase or sell these securities on our behalf at any time provided we receive par value for the securities sold. The issuers of the auction-rate securities continue to have the right to redeem the securities at their discretion. The agreement allows for the continuation of the accrual and payment of interest due on the securities. The agreement also provides us with access to loans of up to 75% of the market value of the unredeemed securities until June 30, 2010. These loans would carry interest rates which would be consistent with the interest income on the related auction-rate securities. As of April 3, 2010, we had no loans outstanding under this agreement.

We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities. We do not intend to sell, and we believe that it is not more likely than not that we will be required to sell, our non-UBS investments before their anticipated recovery in market value or final settlement at the underlying par value. See Note 3, Cash, Cash Equivalents and Investments, to the Condensed Consolidated Financial Statements for additional information.

Net cash provided by operating activities was $31.1 million during the three months ended April 3, 2010, compared to net cash provided of $9.2 million during the three months ended April 4, 2009. Operating cash flows during the three months ended April 3, 2010 reflect our net income of $21.1 million, adjustments of $16.1 million for depreciation, amortization, stock compensation and deferred income taxes, and a net cash outflow of $6.1 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $56.9 million at April 3, 2010 from $56.1 million at January 2, 2010. Our average days sales outstanding (DSO) was 40 days at April 3, 2010 and January 2, 2010.

Inventory decreased to $27.7 million at April 3, 2010 from $31.5 million at January 2, 2010. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 58 days at April 3, 2010 and 65 days at January 2, 2010.

Net cash used in investing activities was $58.8 million during the three months ended April 3, 2010, compared to net cash provided of $6.2 million during the three months ended April 4, 2009. The decrease was principally due to an increase of $61.9 million in net outflows for purchases of investments.

We anticipate capital expenditures of approximately $12 to $16 million for fiscal 2010. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities. On April 23, 2010, we acquired Silicon Clocks, Inc., a privately held company, for approximately $22.0 million in cash.

Net cash used in financing activities was $15.8 million during the three months ended April 3, 2010, compared to net cash used of $5.8 million during the three months ended April 4, 2009.  The increase was principally due to an increase of $19.1 million for repurchases of our common stock, offset by an increase of $8.3 million from proceeds from the issuance of common stock, net of shares withheld for taxes.  In October 2009, our Board of Directors authorized a program to repurchase up to $150 million of our common stock prior to the end of 2010.

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

Stock compensation — We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 8, Stock-Based Compensation, to the Condensed Consolidated Financial Statements for additional information.

Investments in auction-rate securities — We determine the fair value of our investments in auction-rate securities using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities. For available-for-sale auction-rate securities, if the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has occurred, we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery. If either of these two conditions is met, we recognize a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If we do not intend to sell a security or it is not more likely than not that we will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive loss.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. The ASU requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. We adopted ASU 2010-06 at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for us at the beginning of fiscal 2011. The adoption of this ASU did not have a material impact, and the deferred provisions of this ASU are not expected to have a material impact, on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of April 3, 2010 yielded less than 100 basis points.  A decline in yield to zero basis points on our investment portfolio holdings as of April 3, 2010 would decrease our annual interest income by approximately $2.6 million. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We have entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The fair value of the interest rate swap agreements at April 3, 2010 was a $4.5 million obligation.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of April 3, 2010, we held $50.6 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge. In November 2008, we entered into an agreement with UBS, which provides us certain rights to sell to UBS the auction-rate securities which were purchased through them. As of April 3, 2010, we held $23.5 million par value auction-rate securities purchased from UBS. We have the option to sell these securities to UBS at par value from June 30, 2010 through July 2, 2012.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 3, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended April 3, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The parties in the approximately 300 coordinated cases, including the parties in the case against us, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us. On October 5, 2009, the Court granted final approval of the settlement. Six notices of appeal have been filed. Judgment was entered on January 13, 2010.  The time to file additional notices of appeal has expired. A group of three objectors, who filed a notice of appeal, also filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval of the settlement on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases. Plaintiffs filed an opposition to the petition.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 3, 2010 was $29.9 million, or 23.6% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended April 3, 2010, our ten largest customers accounted for 39% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from customers located outside of the United States was 87% during the three months ended April 3, 2010. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended April 3, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2010 – January 30, 2010	65,922	$44.67	65,922	$139,203,297

January 31, 2010 – February 27, 2010	277,918	$44.93	277,918	$126,715,307

February 28, 2010 – April 3, 2010	209,300	$47.23	209,300	$116,829,955
Total	553,140	$45.77	553,140

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

SILICON LABORATORIES INC.

April 29, 2010	/s/ Necip Sayiner

Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

April 29, 2010	/s/ William G. Bock

Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)