Form 10-Q
period 2010-07-03
SILICON LABORATORIES INC
filed 2010-07-29
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

or

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

As of July 21, 2010, 44,630,334 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 3, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$80,969	$195,737
Short-term investments	272,408	214,486
Accounts receivable, net of allowance for doubtful accounts of $771 at July 3, 2010 and $567 at January 2, 2010	76,318	56,128
Inventories	29,100	31,512
Deferred income taxes	9,068	7,620
Prepaid expenses and other current assets	20,448	18,515
Total current assets	488,311	523,998
Long-term investments	26,170	24,676
Property and equipment, net	25,365	27,785
Goodwill	109,222	105,109
Other intangible assets, net	47,965	41,886
Other assets, net	23,465	19,384
Total assets	$720,498	$742,838

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,475	$28,759
Accrued expenses	23,531	25,399
Deferred income on shipments to distributors	28,953	28,470
Income taxes	1,230	6,011
Total current liabilities	83,189	88,639
Long-term obligations and other liabilities	23,832	24,403
Total liabilities	107,021	113,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 44,621 and 45,772 shares issued and outstanding at July 3, 2010 and January 2, 2010, respectively	4	5
Additional paid-in capital	68,660	128,262
Retained earnings	548,011	505,885
Accumulated other comprehensive loss	(3,198)	(4,356)
Total stockholders’ equity	613,477	629,796
Total liabilities and stockholders’ equity	$720,498	$742,838

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues	$134,577	$104,216	$261,296	$187,917
Cost of revenues	43,684	39,435	86,813	72,458
Gross margin	90,893	64,781	174,483	115,459
Operating expenses:
Research and development	30,509	25,868	60,431	51,937
Selling, general and administrative	29,737	26,187	57,740	49,629
Operating expenses	60,246	52,055	118,171	101,566
Operating income	30,647	12,726	56,312	13,893
Other income (expense):
Interest income	633	655	1,299	1,537
Interest expense	(22)	(51)	(45)	(103)
Other income (expense), net	(586)	342	(883)	290
Income before income taxes	30,672	13,672	56,683	15,617
Provision for income taxes	9,625	3,942	14,557	5,216

Net income	$21,047	$9,730	$42,126	$10,401

Earnings per share:
Basic	$0.46	$0.22	$0.92	$0.23
Diluted	$0.44	$0.21	$0.88	$0.23

Weighted-average common shares outstanding:
Basic	45,387	44,640	45,602	44,336
Diluted	47,371	45,975	47,649	45,229

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 3, 2010	July 4, 2009
Operating Activities
Net income	$42,126	$10,401
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	5,821	5,963
Loss on disposal of property and equipment	—	32
Amortization of other intangible assets and other assets	3,651	3,950
Stock compensation expense	20,931	21,000
Income tax benefit from employee stock-based awards	2,523	293
Excess income tax benefit from employee stock-based awards	(1,784)	(273)
Deferred income taxes	(319)	1,593
Changes in operating assets and liabilities:
Accounts receivable	(19,946)	(26,420)
Inventories	2,537	1,658
Prepaid expenses and other assets	3,208	2,829
Accounts payable	3,015	3,896
Accrued expenses	(4,445)	(4,388)
Deferred income on shipments to distributors	483	5,240
Income taxes	(5,268)	757
Net cash provided by operating activities	52,533	26,531
Investing Activities
Purchases of available-for-sale investments	(216,385)	(45,537)
Proceeds from sales and maturities of marketable securities	158,944	62,034
Purchases of property and equipment	(3,311)	(3,974)
Purchases of other assets	(6,917)	(2,304)
Acquisitions of businesses, net of cash acquired	(18,351)	(2,800)
Net cash provided by (used in) investing activities	(86,020)	7,419
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	17,244	5,164
Excess income tax benefit from employee stock-based awards	1,784	273
Repurchases of common stock	(100,309)	(12,140)
Net cash used in financing activities	(81,281)	(6,703)

Increase (decrease) in cash and cash equivalents	(114,768)	27,247
Cash and cash equivalents at beginning of period	195,737	172,272
Cash and cash equivalents at end of period	$80,969	$199,519

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 3, 2010 and January 2, 2010, the condensed consolidated results of its operations for the three and six months ended July 3, 2010 and July 4, 2009, and the Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2010 and July 4, 2009.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three and six months ended July 3, 2010 are not necessarily indicative of the results to be expected for the full year.

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

2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income	$21,047	$9,730	$42,126	$10,401

Shares used in computing basic earnings per share	45,387	44,640	45,602	44,336

Effect of dilutive securities:
Stock options and awards	1,984	1,335	2,047	893
Shares used in computing diluted earnings per share	47,371	45,975	47,649	45,229

Earnings per share:
Basic	$0.46	$0.22	$0.92	$0.23
Diluted	$0.44	$0.21	$0.88	$0.23

Approximately 0.6 million, 2.6 million, 0.6 million and 4.2 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended July 3, 2010 and July 4, 2009, and for the six months ended July 3, 2010 and July 4, 2009, respectively, as they were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.  Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of July 3, 2010 consisted primarily of money market funds, U.S. government agency bonds and discount notes, corporate bonds, municipal bonds, U.S. Treasury bills and bonds, variable-rate demand notes, commercial paper and international government bonds. The Company’s long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of July 3, 2010, the Company held $27.0 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $25.0 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of July 3, 2010, $18.0 million of the auction-rate securities had credit ratings of AAA, $2.0 million had a credit rating of A and $7.0 million had a credit rating of BBB. These securities had contractual maturity dates ranging from 2029 to 2046 and with current yields of 0.4% to 3.3% per year at July 3, 2010. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no material other-than-temporary impairment losses existed as of July 3, 2010.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	July 3, 2010
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$23,240			$23,240
Available-for-sale securities:
Money market funds	41,230	$—	$—	41,230
Municipal bonds	9,000	—	—	9,000
U.S. Treasury bills	7,499	—	—	7,499
Total available-for-sale securities	57,729	—	—	57,729

Total cash and cash equivalents	$80,969	$—	$—	$80,969

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$69,665	$(49)	$283	$69,899
U.S. Treasury bills and bonds	63,726	—	8	63,734
U.S. government agency	57,250	(6)	74	57,318
Variable-rate demand notes	44,500	—	—	44,500
Municipal bonds	26,658	(3)	43	26,698
International government bonds	9,004	—	16	9,020
Commercial paper	1,239	—	—	1,239
Total short-term investments	$272,042	$(58)	$424	$272,408

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$27,000	$(830)	$—	$26,170
Total long-term investments	$27,000	$(830)	$—	$26,170

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of July 3, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$14,755	$(49)	$—	$—	$14,755	$(49)
U.S. government agency	10,012	(6)	—	—	10,012	(6)
Municipal bonds	6,936	(3)	—	—	6,936	(3)
Auction rate securities	—	—	26,170	(830)	26,170	(830)
	$31,703	$(58)	$26,170	$(830)	$57,873	$(888)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 2, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$39,513	$(133)	$—	$—	$39,513	$(133)
Auction rate securities	—	—	24,676	(2,649)	24,676	(2,649)
International government bonds	5,213	(10)	—	—	5,213	(10)
U.S. government agency	4,978	(25)	—	—	4,978	(25)
Municipal bonds	1,643	(3)	—	—	1,643	(3)
	$51,347	$(171)	$24,676	$(2,649)	$76,023	$(2,820)

The gross unrealized losses as of July 3, 2010 and January 2, 2010 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 3, 2010 (in thousands):

	Cost	Fair Value
Due in one year or less	$203,260	$203,414
Due after one year through three years	82,011	82,223
Due after ten years	71,500	70,670
	$356,771	$356,307

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

The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of July 3, 2010, no portions of the gains or losses from the hedging instruments were excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instruments consisted of the following (in thousands):

	July 3, 2010
	Balance Sheet Location	Fair Value

Interest rate swaps:	Accrued expenses	$968
	Long-term obligations and other liabilities	3,732
	Total	$4,700

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the:			Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Loss	Three Months Ended
	July 3, 2010	July 4, 2009	Reclassified into Income	July 3, 2010	July 4, 2009
Interest rate swaps	$(1,035)	$(113)	Rent expense	$(850)	$(622)

	Six Months Ended			Six Months Ended
	July 3, 2010	July 4, 2009		July 3, 2010	July 4, 2009
Interest rate swaps	$(1,898)	$(476)	Rent expense	$(1,690)	$(1,175)

The Company expects to reclassify $2.7 million of its interest rate swap losses included in accumulated other comprehensive loss as of July 3, 2010 into earnings in the next 12 months, which is offset by lower rent payments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s interest rate swap agreements contain provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. Both of the Company’s interest rate swaps were in a net liability position at July 3, 2010. No collateral has been posted with the counterparties as of July 3, 2010.

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

	Fair Value Measurements at July 3, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$41,230	$—	$—	$41,230
Municipal bonds	9,000	—	—	9,000
U.S. Treasury bills	7,499	—	—	7,499
Total cash equivalents	$57,729	$—	$—	$57,729

Short-term Investments:
Corporate bonds	$69,899	$—	$—	$69,899
U.S. Treasury bills and bonds	63,734	—	—	63,734
U.S. government agency	57,318	—	—	57,318
Variable-rate demand notes	44,500	—	—	44,500
Municipal bonds	26,698	—	—	26,698
International government bonds	9,020	—	—	9,020
Commercial paper	1,239	—	—	1,239
Total short-term investments	$272,408	$—	$—	$272,408

Long-term Investments:
Auction rate securities	$—	$—	$26,170	$26,170
Total long-term investments	$—	$—	$26,170	$26,170

Total	$330,137	$—	$26,170	$356,307

Liabilities:
Derivative instruments	$—	$4,700	$—	$4,700
Total	$—	$4,700	$—	$4,700

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash equivalents and short-term investments are valued using quoted prices and other relevant information generated by market transactions involving identical assets. The Company’s auction-rate securities are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities, a discount to reflect the Company’s inability to liquidate the securities and counterparty risk. The Company’s derivative instruments are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include quoted interest swap rates and market observable data of similar instruments.

The following summarizes the activity in Level 3 financial instruments for the three and six months ended July 3, 2010 (in thousands):

	Three Months Ended			Six Months Ended
	Auction Rate Securities	Put Option	Total	Auction Rate Securities	Put Option	Total
Beginning balance	$47,214	$2,223	$49,437	$45,575	$3,093	$48,668
Net purchases, sales, issuances and settlements (1)	(23,625)	(2,226)	(25,851)	(24,325)	(2,226)	(26,551)
Unrealized gains	354	—	354	1,819	—	1,819
Net recognized gains (losses)	2,227	3	2,230	3,101	(867)	2,234
Balance at July 3, 2010	$26,170	$—	$26,170	$26,170	$—	$26,170

(1)

The Company previously held $23.5 million par value auction-rate securities purchased through UBS AG. During the three months ended July 3, 2010, the Company sold these securities to UBS at par value under an agreement which provided the Company with certain rights to sell to UBS the auction-rate securities that were purchased through them.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

Balance sheet details consist of the following (in thousands):

Inventories

	July 3, 2010	January 2, 2010
Work in process	$24,881	$24,642
Finished goods	4,219	6,870
	$29,100	$31,512

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Acquisition

On April 23, 2010, the Company acquired Silicon Clocks, Inc., a privately held company that designs and develops microelectromechanical system (MEMS) technology to enable the manufacture of silicon resonators and sensors directly on standard CMOS wafers. The Company acquired Silicon Clocks for approximately $21.0 million in cash. Of such consideration, $2.0 million was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters.

The Company recorded the purchase of Silicon Clocks using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Silicon Clocks’ operations are included in the Company’s consolidated results of operations beginning with the date of the acquisition. Revenues and earnings of Silicon Clocks and pro forma financial information have not been presented because the results of Silicon Clocks’ operations were not material. Acquisition-related costs were not significant.

The Company believes that the acquisition will enable the Company to accelerate its entry into the low end timing market while further scaling the Company’s engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill was allocated to the Company’s one operating segment and is not expected to be deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$9,470	9.8
Developed technology	230	3.0
Customer relationships	30	2.0
	9,730
Cash and cash equivalents	514
Other current assets	473
Deferred tax assets – non-current	10,617
Other non-current assets	322
Goodwill	4,113
Current liabilities	(1,338)
Deferred tax liabilities – non-current	(3,406)
Total purchase price	$21,025

The purchase price allocation is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available. Adjustments in the fair value of the net assets acquired may affect the calculation of goodwill.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stockholders’ Equity

Common Stock

The Company issued 1.1 million shares of common stock during the six months ended July 3, 2010, net of 0.1 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Share Repurchase Program

In October 2009, the Company’s Board of Directors authorized a program to repurchase up to $150 million of the Company’s common stock through 2010. In July 2010, the Board of Directors adopted a new share repurchase program to repurchase up to $150 million of the Company’s common stock through 2011. The new program became effective immediately and terminated the remaining share repurchase authorization of the prior program. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. During the six months ended July 3, 2010, the Company repurchased 2.2 million shares of its common stock for $100.3 million under its repurchase program.  During the six months ended July 4, 2009, the Company repurchased 0.4 million shares for $12.1 million under its previous share repurchase program that was completed in November 2009.

Comprehensive Income

The changes in the components of comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended
	July 3, 2010	July 4, 2009
Net income	$21,047	$9,730
Net unrealized gains (losses) on available-for-sale securities, net of tax provision of $(166) and $46, respectively	308	(85)
Net unrealized gains (losses) on cash flow hedges, net of tax provision of $65 and $(178), respectively	(120)	331
Comprehensive income	$21,235	$9,976

	Six Months Ended
	July 3, 2010	July 4, 2009
Net income	$42,126	$10,401
Net unrealized gains (losses)on available-for-sale securities, net of tax provision of $(697) and $105, respectively	1,294	(195)
Net unrealized gains (losses) on cash flow hedges, net of tax provision of $73 and $(245), respectively	(136)	455
Comprehensive income	$43,284	$10,661

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 2, 2010	$(2,919)	$(1,437)	$(4,356)
Change associated with current period transactions, net of tax	(1,234)	1,294	60
Amount reclassified into earnings, net of tax	1,098	—	1,098
Balance at July 3, 2010	$(3,055)	$(143)	$(3,198)

9. Stock-Based Compensation

In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”). The 2009 Plan is currently effective, and no further grants will be issued under the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) as of the effective date of the 2009 Plan. The 2009 Purchase Plan became effective upon the termination of the previous Employee Stock Purchase Plan (the “Purchase Plan”), on April 30, 2010.

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

	Six Months Ended
Employee Stock Purchase Plan	July 3, 2010	July 4, 2009
Expected volatility	34.2%	47.8%
Risk-free interest rate %	0.6%	0.4%
Expected term (in months)	15	9
Dividend yield	—	—

There were no stock options granted during the six months ended July 3, 2010 or July 4, 2009.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Cost of revenues	$351	$372	$706	$767
Research and development	4,386	3,794	8,550	7,672
Selling, general and administrative	5,938	6,685	11,675	12,561
	10,675	10,851	20,931	21,000
Provision for income taxes	1,519	1,457	3,007	2,965
	$9,156	$9,394	$17,924	$18,035

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company had approximately $60.5 million of total unrecognized compensation costs related to stock options and RSUs at July 3, 2010 that are expected to be recognized over a weighted-average period of 1.7 years. There were no significant stock compensation costs capitalized into assets in any of the periods presented.

10.  Commitments and Contingencies

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

Discontinued Operations Indemnification

In fiscal 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”). In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters. There is no contractual limit on exposure with respect to such matters. As of July 3, 2010, the Company had no material liabilities recorded with respect to this indemnification obligation.

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses (including a portion of stock compensation), research and development tax credits and other permanent differences.  Income tax expense was $9.6 million and $3.9 million for the three months ended July 3, 2010 and July 4, 2009, respectively, resulting in effective tax rates of 31.4% and 28.8%, respectively. Income tax expense was $14.6 million and $5.2 million for the six months ended July 3, 2010 and July 4, 2009, respectively, resulting in effective tax rates of 25.7% and 33.4%, respectively. The effective tax rate for the three months ended July 3, 2010 increased from the prior period, primarily due to the current period tax charge related to the intercompany license of certain technology obtained in the acquisition of Silicon Clocks and the non-renewal of the federal research and development tax credit, partially offset by an increase in the foreign tax rate benefit.  The effective tax rate for the six months ended July 3, 2010 decreased from the prior period, primarily due to an increase in the foreign tax rate benefit, partially offset by the intercompany license of certain technology obtained in the acquisition of Silicon Clocks and the non-renewal of the federal research and development tax credit.

At July 3, 2010, the Company had gross unrecognized tax benefits of $12.7 million, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2010 will have 52 weeks and fiscal 2009 had 52 weeks. Our second quarter of fiscal 2010 ended July 3, 2010. Our second quarter of fiscal 2009 ended July 4, 2009.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include 2Wire, Apple, Huawei, LG Electronics, Nokia, Pace (formerly Philips), Panasonic, Samsung, Thomson and Varian Medical Systems.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In April 2010, we acquired Silicon Clocks, Inc., a privately held company that designs and develops microelectromechanical system (MEMS) technology to enable the manufacture of silicon resonators and sensors directly on standard CMOS wafers. The acquired technology is aligned with our efforts to leverage our CMOS-based timing products into high-volume applications such as consumer electronics.

In the first six months of fiscal 2010, we introduced low power capacitive touch-sense microcontrollers, a line of digital isolators and isolated gate drivers designed to replace traditional optocouplers, a digital TV demodulator that combines satellite, terrestrial and cable digital video broadcast (DVB) functions in one highly integrated device, a frequency-flexible timing IC solution for networking and telecommunications applications, a family of ultra-low-power wireless microcontrollers ideal for battery-powered systems and a highly integrated AM/FM receiver for analog tuned radios that reduces radio design and manufacturing costs. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the six months ended July 3, 2010, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues.  No other single end customer accounted for more than 10% of our revenues during the six months ended July 3, 2010. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 29% and 13% of our revenues during the six months ended July 3, 2010, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended July 3, 2010.

The percentage of our revenues derived from customers located outside of the United States was 86% during the six months ended July 3, 2010.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	32.5	37.8	33.2	38.6
Gross margin	67.5	62.2	66.8	61.4

Operating expenses:
Research and development	22.7	24.8	23.1	27.6
Selling, general and administrative	22.0	25.1	22.1	26.4
Operating expenses	44.7	49.9	45.2	54.0

Operating income	22.8	12.3	21.6	7.4

Other income (expense):
Interest income	0.5	0.5	0.5	0.8
Interest expense	0.0	0.0	0.0	(0.1)
Other income (expense), net	(0.5)	0.3	(0.4)	0.2
Income before income taxes	22.8	13.1	21.7	8.3
Provision for income taxes	7.2	3.8	5.6	2.8
Net income	15.6%	9.3%	16.1%	5.5%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	July 3, 2010	July 4, 2009	Change	% Change	July 3, 2010	July 4, 2009	Change	% Change
Revenues	$134.6	$104.2	$30.4	29.1%	$261.3	$187.9	$73.4	39.0%

The growth in revenue in the recent three and six month periods was due primarily to improvements in the health of our products’ end markets and increases in market share. Unit volumes of our products increased compared to the three and six months ended July 4, 2009 by 21.0% and 38.2%, respectively. Average selling prices increased during the same periods by 7.2% and 1.1%, respectively. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset these decreases to some degree.

Gross Margin

	Three Months Ended				Six Months Ended
(in millions)	July 3, 2010	July 4, 2009	Change	% Change	July 3, 2010	July 4, 2009	Change	% Change
Gross margin	$90.9	$64.8	$26.1	40.3%	$174.5	$115.5	$59.0	51.1%
Percent of revenue	67.5%	62.2%			66.8%	61.4%

The increase in the dollar amount of gross margin in the recent three and six month periods was primarily due to our increased sales. The increase in gross margin as a percent of revenue in the recent three and six month periods was primarily due to changes in product mix, improvements in our inventory management and manufacturing cost reductions. We may experience declines in the average selling prices of certain of our products. This creates downward pressure on gross margin as a percentage of revenues and may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; 3) achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or 4) reduce logistics costs.

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	July 3, 2010	July 4, 2009	Change	% Change	July 3, 2010	July 4, 2009	Change	% Change
Research and development	$30.5	$25.9	$4.6	17.9%	$60.4	$51.9	$8.5	16.4%
Percent of revenue	22.7%	24.8%			23.1%	27.6%

The increase in research and development expense in the recent three and six month periods was principally due to increases of $4.3 million and $7.5 million for personnel-related expenses, respectively. The decrease in research and development expense as a percent of revenues is due to our increased sales. We expect that research and development expense will increase in absolute dollars, commensurate with our revenue growth, but remain relatively stable as a percentage of revenues.

Significant recent development projects include low power capacitive touch-sense microcontrollers, a line of digital isolators and isolated gate drivers designed to replace traditional optocouplers, a digital TV demodulator that combines satellite, terrestrial and cable digital video broadcast (DVB) functions in one highly integrated device, a frequency-flexible timing IC solution for networking and telecommunications applications, a family of ultra-low-power wireless microcontrollers ideal for battery-powered systems, a highly integrated AM/FM receiver for analog tuned radios that reduces radio design and manufacturing costs, a family of ultra-efficient microcontrollers for power-sensitive and battery-powered embedded systems, a family of highly integrated, energy-efficient quad PoE PSE controllers, a new line of automotive-qualified microcontrollers that enable a dramatic reduction in system cost and footprint in body electronics applications, our QuickSense portfolio of highly accurate and fast-response touch, proximity and ambient light sensing devices and the expansion of our Any-Rate Precision Clock family with both a low jitter clock generator for broadcast video applications and web-customizable 8-output CMOS clock generators.

In-Process Research and Development

In connection with the purchase of Silicon Clocks, we acquired certain in-process research and development (IPR&D) assets. IPR&D represents acquired technology that had not achieved technological feasibility as of the acquisition closing date and had no alternative future use. These costs were recorded as indefinite-lived intangible assets at fair value. The assets are tested for impairment through their completion and then amortized to research and development expense over their useful lives. The fair value of each project was determined using the income approach. The discount rate applicable to the cash flows was 19.0%. This rate reflects the weighted-average cost of capital and the risks inherent in the development process. The IPR&D recorded in connection with the acquisition consisted of the following (in thousands):

Project	Fair Value
Resonator	$5,200
Clocks	4,270
$9,470

We are developing the IPR&D projects using MEMS technology. The remaining research and development efforts include additional design, integration and testing. As of the acquisition date, we projected the costs to complete the projects to be $8.1 million. The significant risks associated with the successful completion of these projects include our potential inability to finish the product designs, produce working models and gain customer acceptance. Failure to complete these projects in a timely manner could result in lost revenues. We do not expect the products in design derived from these technologies to begin to contribute to revenues prior to fiscal 2011.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	July 3, 2010	July 4, 2009	Change	% Change	July 3, 2010	July 4, 2009	Change	% Change
Selling, general and administrative	$29.7	$26.2	$3.5	13.6%	$57.7	$49.6	$8.1	16.3%
Percent of revenue	22.0%	25.1%			22.1%	26.4%

The increase in selling, general and administrative expense in the recent three and six month periods was principally due to increases of (a) $1.9 million and $5.7 million for personnel-related expenses, respectively, and (b) $0.6 million and $0.8 million for legal fees, primarily related to litigation, respectively. The decrease in selling, general and administrative expense as a percent of revenues is due to our increased sales. We expect that selling, general and administrative expense will remain stable in absolute dollars and decline slightly as a percentage of revenues.

Interest Income

	Three Months Ended			Six Months Ended
(in millions)	July 3, 2010	July 4, 2009	Change	July 3, 2010	July 4, 2009	Change
Interest income	$0.6	$0.7	$(0.1)	$1.3	$1.5	$(0.2)

The decrease in interest income for the recent three and six month periods was largely due to lower interest rates on the underlying instruments, and partially offset by a higher average investment balance.

Interest Expense

Interest expense for the three and six months ended July 3, 2010 was $22 thousand and $45 thousand, respectively, compared to $51 thousand and $103 thousand, for the three and six months ended July 4, 2009, respectively.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended July 3, 2010 was $(0.6) million and $(0.9) million, respectively, compared to $0.3 million for the three and six months ended July 4, 2009.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	July 3, 2010	July 4, 2009	Change	July 3, 2010	July 4, 2009	Change
Provision for income taxes	$9.6	$3.9	$5.7	$14.6	$5.2	$9.4
Effective tax rate	31.4%	28.8%		25.7%	33.4%

The effective tax rate for the three months ended July 3, 2010 increased from the prior period, primarily due to the current period tax charge related to the intercompany license of certain technology obtained in the acquisition of Silicon Clocks and the non-renewal of the federal research and development tax credit, partially offset by an increase in the foreign tax rate benefit.  The effective tax rate for the six months ended July 3, 2010 decreased from the prior period, primarily due to an increase in the foreign tax rate benefit, partially offset by the intercompany license of certain technology obtained in the acquisition of Silicon Clocks and the non-renewal of the federal research and development tax credit.

In the second quarter of 2010, we aligned, through an intercompany license, the non-U.S. intellectual property rights associated with the acquisition of Silicon Clocks with existing non-U.S. rights currently owned by one of our non-U.S. subsidiaries. This license resulted in a one-time increase in the 2010 effective tax rate.

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

Business Outlook

We expect revenues in the third quarter of fiscal 2010 to be in the range of $136 to $141 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.50 to $0.55.

Liquidity and Capital Resources

Our principal sources of liquidity as of July 3, 2010 consisted of $353.4 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of U.S. government agency bonds and discount notes, corporate bonds, municipal bonds, U.S. Treasury bills and bonds, commercial paper, international government bonds and variable-rate demand notes.

Our long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of July 3, 2010, we held $27.0 million par value auction-rate securities, all of which have experienced failed auctions. The securities had previously been valued using quoted prices in active markets. When the auctions began to fail, quoted prices for the securities were no longer observable. As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.

The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $25.0 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of July 3, 2010, $18.0 million of the auction-rate securities had credit ratings of AAA, $2.0 million had credit ratings of A and $7.0 million had a credit rating of BBB. These securities had contractual maturity dates ranging from 2029 to 2046 and were yielding 0.4% to 3.3% per year at July 3, 2010. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates.

We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities. We do not intend to sell, and we believe that it is not more likely than not that we will be required to sell, our auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value.

Net cash provided by operating activities was $52.5 million during the six months ended July 3, 2010, compared to net cash provided of $26.5 million during the six months ended July 4, 2009. Operating cash flows during the six months ended July 3, 2010 reflect our net income of $42.1 million, adjustments of $30.8 million for depreciation, amortization, stock compensation and deferred income taxes, and a net cash outflow of $20.4 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $76.3 million at July 3, 2010 from $56.1 million at January 2, 2010. The increase in accounts receivable resulted primarily from a larger portion of the shipments occurring in the second half of the quarter ended July 3, 2010 in contrast to the more linear shipments that occurred during the last quarter of the prior year. Our average days sales outstanding (DSO) was 51 days at July 3, 2010 and 40 days at January 2, 2010.

Inventory decreased to $29.1 million at July 3, 2010 from $31.5 million at January 2, 2010. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 60 days at July 3, 2010 and 65 days at January 2, 2010.

Net cash used in investing activities was $86.0 million during the six months ended July 3, 2010, compared to net cash provided of $7.4 million during the six months ended July 4, 2009. The decrease was principally due to an increase of $73.9 million in net outflows for purchases of investments and a net payment of $18.4 million for the acquisition of Silicon Clocks.

We anticipate capital expenditures of approximately $12 to $16 million for fiscal 2010. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $81.3 million during the six months ended July 3, 2010, compared to net cash used of $6.7 million during the six months ended July 4, 2009.  The increase was principally due to an increase of $88.2 million for repurchases of our common stock, offset by an increase of $12.1 million from proceeds from the issuance of common stock, net of shares withheld for taxes.  In October 2009, our Board of Directors authorized a program to repurchase up to $150 million of our common stock prior to the end of 2010.

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

Stock compensation — We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 9, Stock-Based Compensation, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of July 3, 2010 yielded less than 100 basis points.  A decline in yield to zero basis points on our investment portfolio holdings as of July 3, 2010 would decrease our annual interest income by approximately $2.2 million. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We have entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The fair value of the interest rate swap agreements at July 3, 2010 was a $4.7 million obligation.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of July 3, 2010, we held $27.0 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 3, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended July 3, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended July 3, 2010 was $60.4 million, or 23.1% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the six months ended July 3, 2010, our ten largest customers accounted for 36% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers or suppliers requesting indemnification for claims brought against them by third parties. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We respond when we deem appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers or suppliers. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention. Most intellectual property litigation also could force us to take specific actions, including:

•                  Cease selling or manufacturing products that use the challenged intellectual property;

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from customers located outside of the United States was 86% during the six months ended July 3, 2010. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

Most of TSMC’s foundries and several of our assembly and test subcontractors’ sites are located in Taiwan and most of our other foundry, assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Earthquakes, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all.

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

Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In the recent past, we believe the semiconductor industry suffered a downturn due in large part to adverse conditions in the global credit and financial markets, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increased unemployment rates and general uncertainty regarding the economy. Such downturns may have a material adverse effect on our business and operating results.

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

The following table summarizes repurchases of our common stock during the three months ended July 3, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2010 – May 1, 2010	82,600	$49.86	82,600	$112,711,517

May 2, 2010 – May 29, 2010	1,124,449	$45.20	1,124,449	$61,883,185

May 30, 2010 – July 3, 2010	460,540	$43.43	460,540	$41,883,162
Total	1,667,589	$44.94	1,667,589

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

3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

Exhibit Number

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*  Incorporated herein by reference to the indicated filing.

** The information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.  The information contained therein shall not be incorporated by reference into any filing with the U.S. Securities and Exchange Commission made by Silicon Laboratories, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

July 29, 2010	/s/ Necip Sayiner

Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

July 29, 2010	/s/ William G. Bock

Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)