Form 10-Q
period 2010-10-02
SILICON LABORATORIES INC
filed 2010-10-28
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

or

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

As of October 20, 2010, 43,731,063 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	October 2, 2010	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$107,651	$195,737
Short-term investments	238,341	214,486
Accounts receivable, net of allowance for doubtful accounts of $771 at October 2, 2010 and $567 at January 2, 2010	63,801	56,128
Inventories	38,140	31,512
Deferred income taxes	10,318	7,620
Prepaid expenses and other current assets	29,960	18,515
Total current assets	488,211	523,998
Long-term investments	19,313	24,676
Property and equipment, net	25,910	27,785
Goodwill	109,222	105,109
Other intangible assets, net	46,156	41,886
Other assets, net	21,328	19,384
Total assets	$710,140	$742,838

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,837	$28,759
Accrued expenses	27,751	25,399
Deferred income on shipments to distributors	33,193	28,470
Income taxes	298	6,011
Total current liabilities	88,079	88,639
Long-term obligations and other liabilities	21,661	24,403
Total liabilities	109,740	113,042
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 43,720 and 45,772 shares issued and outstanding at October 2, 2010 and January 2, 2010, respectively	4	5
Additional paid-in capital	37,175	128,262
Retained earnings	566,244	505,885
Accumulated other comprehensive loss	(3,023)	(4,356)
Total stockholders’ equity	600,400	629,796
Total liabilities and stockholders’ equity	$710,140	$742,838

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenues	$120,154	$125,913	$381,450	$313,830
Cost of revenues	41,484	44,878	128,297	117,336
Gross margin	78,670	81,035	253,153	196,494
Operating expenses:
Research and development	30,769	25,904	91,200	77,841
Selling, general and administrative	28,556	28,592	86,296	78,221
Operating expenses	59,325	54,496	177,496	156,062
Operating income	19,345	26,539	75,657	40,432
Other income (expense):
Interest income	540	546	1,839	2,083
Interest expense	(21)	(51)	(66)	(154)
Other income (expense), net	(394)	8	(1,277)	298
Income before income taxes	19,470	27,042	76,153	42,659
Provision for income taxes	1,237	4,603	15,794	9,819
Net income	$18,233	$22,439	$60,359	$32,840

Earnings per share:
Basic	$0.41	$0.50	$1.34	$0.73
Diluted	$0.40	$0.47	$1.28	$0.71

Weighted-average common shares outstanding:
Basic	44,341	45,170	45,182	44,814
Diluted	46,009	47,322	47,103	46,127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Operating Activities
Net income	$60,359	$32,840
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	8,736	9,021
Loss on disposal of property and equipment	21	32
Amortization of other intangible assets and other assets	5,461	5,924
Stock compensation expense	31,261	32,176
Income tax benefit from employee stock-based awards	2,855	1,672
Excess income tax benefit from employee stock-based awards	(2,008)	(1,378)
Deferred income taxes	(1,649)	626
Changes in operating assets and liabilities:
Accounts receivable	(7,429)	(25,016)
Inventories	(6,487)	(5,256)
Prepaid expenses and other assets	(5,548)	3,444
Accounts payable	607	5,656
Accrued expenses	(145)	3,801
Deferred income on shipments to distributors	4,723	10,367
Income taxes	(7,275)	4,246
Net cash provided by operating activities	83,482	78,155
Investing Activities
Purchases of available-for-sale investments	(293,502)	(182,039)
Proceeds from sales and maturities of marketable securities	277,541	82,912
Purchases of property and equipment	(6,792)	(6,991)
Purchases of other assets	(7,147)	(2,763)
Acquisitions of businesses, net of cash acquired	(18,351)	(2,800)
Net cash used in investing activities	(48,251)	(111,681)
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	15,006	21,273
Excess income tax benefit from employee stock-based awards	2,008	1,378
Repurchases of common stock	(140,331)	(12,325)
Net cash provided by (used in) financing activities	(123,317)	10,326

Decrease in cash and cash equivalents	(88,086)	(23,200)
Cash and cash equivalents at beginning of period	195,737	172,272
Cash and cash equivalents at end of period	$107,651	$149,072

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at October 2, 2010 and January 2, 2010, the condensed consolidated results of its operations for the three and nine months ended October 2, 2010 and October 3, 2009, and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2010 and October 3, 2009.  All intercompany balances and transactions have been eliminated.  The condensed consolidated results of operations for the three and nine months ended October 2, 2010 are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income	$18,233	$22,439	$60,359	$32,840

Shares used in computing basic earnings per share	44,341	45,170	45,182	44,814

Effect of dilutive securities:
Stock options and awards	1,668	2,152	1,921	1,313
Shares used in computing diluted earnings per share	46,009	47,322	47,103	46,127

Earnings per share:
Basic	$0.41	$0.50	$1.34	$0.73
Diluted	$0.40	$0.47	$1.28	$0.71

Approximately 0.8 million, 0.9 million, 0.7 million and 3.1 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended October 2, 2010 and October 3, 2009, and for the nine months ended October 2, 2010 and October 3, 2009, respectively, as they were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of October 2, 2010 consisted primarily of corporate bonds, U.S. Treasury bills, money market funds, variable-rate demand notes, U.S. government agency bonds and discount notes, municipal bonds, international government bonds, certificates of deposit and commercial paper. The Company’s long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of October 2, 2010, the Company held $19.9 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.9 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of October 2, 2010, $17.9 million of the auction-rate securities had credit ratings of AAA and $2.0 million had a credit rating of A. These securities had contractual maturity dates ranging from 2029 to 2046 and with current yields of 0.5% to 3.3% per year at October 2, 2010. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of October 2, 2010.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	October 2, 2010
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$29,454			$29,454
Available-for-sale securities:
Money market funds	56,200	$—	$—	56,200
U.S. Treasury bills	21,997	—	—	21,997
Total available-for-sale securities	78,197	—	—	78,197

Total cash and cash equivalents	$107,651	$—	$—	$107,651

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$80,776	$(23)	$492	$81,245
Variable-rate demand notes	44,125	—	—	44,125
U.S. Treasury bills	39,097	—	1	39,098
U.S. government agency	35,710	(7)	65	35,768
Municipal bonds	22,212	—	47	22,259
International government bonds	10,842	—	57	10,899
Certificates of deposit	2,745	(2)	—	2,743
Commercial paper	2,204	—	—	2,204
Total short-term investments	$237,711	$(32)	$662	$238,341

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$19,850	$(537)	$—	$19,313
Total long-term investments	$19,850	$(537)	$—	$19,313

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of October 2, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Auction rate securities	$—	$—	$19,313	$(537)	$19,313	$(537)
U.S. government agency	10,516	(7)	—	—	10,516	(7)
Corporate bonds	6,702	(12)	3,698	(11)	10,400	(23)
Certificates of deposit	1,568	(2)	—	—	1,568	(2)
	$18,786	$(21)	$23,011	$(548)	$41,797	$(569)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 2, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$39,513	$(133)	$—	$—	$39,513	$(133)
Auction rate securities	—	—	24,676	(2,649)	24,676	(2,649)
International government bonds	5,213	(10)	—	—	5,213	(10)
U.S. government agency	4,978	(25)	—	—	4,978	(25)
Municipal bonds	1,643	(3)	—	—	1,643	(3)
	$51,347	$(171)	$24,676	$(2,649)	$76,023	$(2,820)

The gross unrealized losses as of October 2, 2010 and January 2, 2010 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at October 2, 2010 (in thousands):

	Cost	Fair Value
Due in one year or less	$205,919	$206,154
Due after one year through three years	65,864	66,258
Due after ten years	63,975	63,439
	$335,758	$335,851

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

The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of October 2, 2010, no portions of the gains or losses from the hedging instruments were excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instruments consisted of the following (in thousands):

	October 2, 2010
	Balance Sheet Location	Fair Value

Interest rate swaps:	Accrued expenses	$706
	Long-term obligations and other liabilities	4,039
	Total	$4,745

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the:			Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Loss	Three Months Ended
	October 2, 2010	October 3, 2009	Reclassified into Income	October 2, 2010	October 3, 2009
Interest rate swaps	$(835)	$(1,111)	Rent expense	$(791)	$(775)

	Nine Months Ended			Nine Months Ended
	October 2, 2010	October 3, 2009		October 2, 2010	October 3, 2009
Interest rate swaps	$(2,734)	$(1,587)	Rent expense	$(2,480)	$(1,950)

The Company expects to reclassify $2.6 million of its interest rate swap losses included in accumulated other comprehensive loss as of October 2, 2010 into earnings in the next 12 months, which is offset by lower rent payments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s interest rate swap agreements contain provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. Both of the Company’s interest rate swaps were in a net liability position at October 2, 2010. No collateral has been posted with the counterparties as of October 2, 2010.

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

	Fair Value Measurements at October 2, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$56,200	$—	$—	$56,200
U.S. Treasury bills	21,997	—	—	21,997
Total cash equivalents	$78,197	$—	$—	$78,197

Short-term Investments:
Corporate bonds	$81,245	$—	$—	$81,245
Variable-rate demand notes	44,125	—	—	44,125
U.S. Treasury bills	39,098	—	—	39,098
U.S. government agency	35,768	—	—	35,768
Municipal bonds	22,259	—	—	22,259
International government bonds	10,899	—	—	10,899
Certificates of deposit	2,743	—	—	2,743
Commercial paper	2,204	—	—	2,204
Total short-term investments	$238,341	$—	$—	$238,341

Long-term Investments:
Auction rate securities	$—	$—	$19,313	$19,313
Total long-term investments	$—	$—	$19,313	$19,313

Total	$316,538	$—	$19,313	$335,851

Liabilities:
Derivative instruments	$—	$4,745	$—	$4,745
Total	$—	$4,745	$—	$4,745

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

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended October 2, 2010 (in thousands):

	Three Months Ended			Nine Months Ended
	Auction Rate Securities	Put Option	Total	Auction Rate Securities	Put Option	Total
Beginning balance	$26,170	$—	$26,170	$45,575	$3,093	$48,668
Net purchases, sales, issuances and settlements	(6,693)	—	(6,693)	(31,018)	(2,226)	(33,244	)(1)
Unrealized gains	48	—	48	1,868	—	1,868
Net recognized gains (losses)	(212)	—	(212)	2,888	(867)	2,021
Balance at October 2, 2010	$19,313	$—	$19,313	$19,313	$—	$19,313

(1)   The Company previously held $23.5 million par value auction-rate securities purchased through UBS AG. During the nine months ended October 2, 2010, the Company sold these securities to UBS at par value under an agreement which provided the Company with certain rights to sell to UBS the auction-rate securities that were purchased through them.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

Balance sheet details consist of the following (in thousands):

Inventories

	October 2, 2010	January 2, 2010
Work in process	$33,062	$24,642
Finished goods	5,078	6,870
	$38,140	$31,512

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

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$9,470	9.8
Developed technology	230	3.0
Customer relationships	30	2.0
	9,730
Cash and cash equivalents	514
Other current assets	473
Deferred tax assets — non-current	10,617
Other non-current assets	322
Goodwill	4,113
Current liabilities	(1,338)
Deferred tax liabilities — non-current	(3,406)
Total purchase price	$21,025

The purchase price allocation is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available. Adjustments in the fair value of the net assets acquired may affect the calculation of goodwill.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stockholders’ Equity

Common Stock

The Company issued 1.2 million shares of common stock during the nine months ended October 2, 2010, net of 0.2 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Share Repurchase Program

In October 2009, the Company’s Board of Directors authorized a program to repurchase up to $150 million of the Company’s common stock through 2010. In July 2010, the Board of Directors adopted a new share repurchase program to repurchase up to $150 million of the Company’s common stock through 2011. The new program became effective immediately and terminated the remaining share repurchase authorization of the prior program. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. During the nine months ended October 2, 2010, the Company repurchased 3.3 million shares of its common stock for $140.3 million. During the nine months ended October 3, 2009, the Company repurchased 0.5 million shares for $12.3 million.

Comprehensive Income

The changes in the components of comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended
	October 2, 2010	October 3, 2009
Net income	$18,233	$22,439
Net unrealized gains on available-for-sale securities, net of tax provision of $(109) and $(795), respectively	203	1,477
Net unrealized losses on cash flow hedges, net of tax provision of $16 and $118, respectively	(29)	(218)
Comprehensive income	$18,407	$23,698

	Nine Months Ended
	October 2, 2010	October 3, 2009
Net income	$60,359	$32,840
Net unrealized gains on available-for-sale securities, net of tax provision of $(806) and $(690), respectively	1,498	1,282
Net unrealized gains (losses) on cash flow hedges, net of tax provision of $89 and $(127), respectively	(165)	236
Comprehensive income	$61,692	$34,358

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Gains (Losses) on Available-For-Sale Securities	Total
Balance at January 2, 2010	$(2,919)	$(1,437)	$(4,356)
Change associated with current period transactions, net of tax	(1,777)	1,417	(360)
Amount reclassified into earnings, net of tax	1,612	81	1,693
Balance at October 2, 2010	$(3,084)	$61	$(3,023)

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

	Nine Months Ended
Employee Stock Purchase Plan	October 2, 2010	October 3, 2009
Expected volatility	33.8%	47.8%
Risk-free interest rate %	0.6%	0.4%
Expected term (in months)	15	9
Dividend yield	—	—

There were no stock options granted during the nine months ended October 2, 2010 or October 3, 2009.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Cost of revenues	$368	$375	$1,075	$1,142
Research and development	4,371	2,829	12,921	10,501
Selling, general and administrative	5,591	7,973	17,265	20,533
	10,330	11,177	31,261	32,176
Provision for income taxes	1,321	1,693	4,328	4,657
	$9,009	$9,484	$26,933	$27,519

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company had approximately $51.5 million of total unrecognized compensation costs related to stock options and RSUs at October 2, 2010 that are expected to be recognized over a weighted-average period of 1.6 years. There were no significant stock compensation costs capitalized into assets in any of the periods presented.

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

Discontinued Operations Indemnification

In fiscal 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”). In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters. There is no contractual limit on exposure with respect to such matters. As of October 2, 2010, the Company had no material liabilities recorded with respect to this indemnification obligation.

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses (including a portion of stock compensation), research and development tax credits and other permanent differences.  Income tax expense was $1.2 million and $4.6 million for the three months ended October 2, 2010 and October 3, 2009, respectively, resulting in effective tax rates of 6.4% and 17.0%, respectively. Income tax expense was $15.8 million and $9.8 million for the nine months ended October 2, 2010 and October 3, 2009, respectively, resulting in effective tax rates of 20.7% and 23.0%, respectively. The effective tax rate for the three months ended October 2, 2010 decreased from the prior period, primarily due to a reduction to the liability for unrecognized tax benefits as well as tax return adjustments made in the current period.  The effective tax rate for the nine months ended October 2, 2010 decreased from the prior period, primarily due to an increase in the foreign tax rate benefit as well as tax return adjustments made in the current period, partially offset by the intercompany license of certain technology obtained in the acquisition of Silicon Clocks during the period ended July 3, 2010.

At October 2, 2010, the Company had gross unrecognized tax benefits of $10.6 million, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the nine month period ended October 2, 2010, the Company had a gross decrease of $2.8 million to its current year unrecognized tax benefits related to an uncertain tax position that was determined to be effectively settled in the three months ended October 2, 2010.

The tax years 2004 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. During the third quarter of 2010, the examination of the Company’s 2005 through 2008 federal income tax returns by the U.S. Internal Revenue Service was completed. The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2010 will have 52 weeks and fiscal 2009 had 52 weeks. Our third quarter of fiscal 2010 ended October 2, 2010. Our third quarter of fiscal 2009 ended October 3, 2009.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include 2Wire, Apple, Cisco, Huawei, LG Electronics, Nokia, Pace (formerly Philips), Samsung, Thomson and Varian Medical Systems.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

·                  Broadcast products, which include our broadcast radio receivers and transmitters, video tuners and demodulators, Class D amplifiers, satellite set-top box receivers and satellite radio tuners;

·                  Access products, which include our ISOmodem® embedded modems, Voice over IP (VoIP) products, such as our ProSLIC® subscriber line interface circuits and voice direct access arrangement (DAA), and our Power over Ethernet devices;

·                  Broad-based products, which include 8-bit microcontroller products, timing products (including clocks, precision clock & data recovery ICs and oscillators), short-range wireless transceivers, digital isolators and current sensors, and our QuickSense™ portfolio of touch, proximity and ambient light sensing devices; and

·                  Mature products, which include our silicon DAA for PC modems, DSL analog front end ICs, optical physical layer transceivers and RF Synthesizers.

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

In the first nine months of fiscal 2010, we introduced a Class D amplifier ideal for consumer applications like portable radios and docking stations, a universal serial bus (USB) touch screen bridge IC, an EZRadio® wireless IC solution designed to be a remote control on a chip, low power capacitive touch-sense microcontrollers, a line of digital isolators and isolated gate drivers designed to replace traditional optocouplers, a digital TV demodulator that combines satellite, terrestrial and cable digital video broadcast (DVB) functions in one highly integrated device, a frequency-flexible timing IC solution for networking and telecommunications applications, a family of ultra-low-power wireless microcontrollers ideal for battery-powered systems and a highly integrated AM/FM receiver for analog tuned radios that reduces radio design and manufacturing costs. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

We had no customers that accounted for more than 10% of our revenues during the nine months ended October 2, 2010. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 29% and 14% of our revenues during the nine months ended October 2, 2010, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended October 2, 2010.

The percentage of our revenues derived from customers located outside of the United States was 86% during the nine months ended October 2, 2010.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Other Income (Expense), Net.  Other income (expense), net consists primarily of foreign currency remeasurement adjustments as well as other non-operating income and expenses.

Provision for Income Taxes.  Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses (including a portion of our stock compensation), research and development tax credits and other permanent differences.

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	34.5	35.6	33.6	37.4
Gross margin	65.5	64.4	66.4	62.6

Operating expenses:
Research and development	25.6	20.6	23.9	24.8
Selling, general and administrative	23.8	22.7	22.7	24.9
Operating expenses	49.4	43.3	46.6	49.7

Operating income	16.1	21.1	19.8	12.9

Other income (expense):
Interest income	0.4	0.4	0.4	0.6
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	(0.3)	0.0	(0.3)	0.1
Income before income taxes	16.2	21.5	19.9	13.6
Provision for income taxes	1.0	3.7	4.1	3.1
Net income	15.2%	17.8%	15.8%	10.5%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	Change	% Change	October 2, 2010	October 3, 2009	Change	% Change
Revenues	$120.2	$125.9	$(5.7)	(4.6)%	$381.5	$313.8	$67.7	21.5%

The decline in the sales of our products in the recent three month period was driven primarily by demand weakness for our consumer-oriented products.  The growth in revenue in the recent nine month period was due primarily to improvements in the health of our products’ end markets and increases in market share. Unit volumes of our products decreased compared to the three months ended October 3, 2009 by 17.1%. Unit volumes of our products increased compared to the nine months ended October 3, 2009 by 14.8%. Average selling prices increased during the same periods by 15.0% and 6.2%, respectively. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset these decreases to some degree.

Gross Margin

	Three Months Ended				Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	Change	% Change	October 2, 2010	October 3, 2009	Change	% Change
Gross margin	$78.7	$81.0	$(2.3)	(2.9)%	$253.2	$196.5	$56.7	28.8%
Percent of revenue	65.5%	64.4%			66.4%	62.6%

The increase in the dollar amount of gross margin in the recent nine month period was primarily due to our increased sales. The increase in gross margin as a percent of revenue in the recent nine month period was primarily due to changes in product mix, improvements in our inventory management and manufacturing cost reductions. We may experience declines in the average selling prices of certain of our products. This creates downward pressure on gross margin as a percentage of revenues and may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; 3) achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or 4) reduce logistics costs.

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	Change	% Change	October 2, 2010	October 3, 2009	Change	% Change
Research and development	$30.8	$25.9	$4.9	18.8%	$91.2	$77.8	$13.4	17.2%
Percent of revenue	25.6%	20.6%			23.9%	24.8%

The increase in research and development expense in the recent three and nine month periods was principally due to increases of $4.0 million and $11.5 million for personnel-related expenses, respectively. We expect that research and development expense will continue to increase modestly in absolute dollars in the fourth quarter of 2010.

Significant recent development projects include a Class D amplifier ideal for consumer applications like portable radios and docking stations, a universal serial bus (USB) touch screen bridge IC, an EZRadio wireless IC solution designed to be a remote control on a chip, low power capacitive touch-sense microcontrollers, a line of digital isolators and isolated gate drivers designed to replace traditional optocouplers, a digital TV demodulator that combines satellite, terrestrial and cable digital video broadcast (DVB) functions in one highly integrated device, a frequency-flexible timing IC solution for networking and telecommunications applications, a family of ultra-low-power wireless microcontrollers ideal for battery-powered systems, a highly integrated AM/FM receiver for analog tuned radios that reduces radio design and manufacturing costs, a family of ultra-efficient microcontrollers for power-sensitive and battery-powered embedded systems, a family of highly integrated, energy-efficient quad PoE PSE controllers, a new line of automotive-qualified microcontrollers that enable a dramatic reduction in system cost and footprint in body electronics applications, our QuickSense portfolio of highly accurate and fast-response touch, proximity and ambient light sensing devices and the expansion of our Any-Rate Precision Clock family with web-customizable 8-output CMOS clock generators.

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
$9,470

We are developing the IPR&D projects using MEMS technology. The remaining research and development efforts include additional design, integration and testing. As of the acquisition date, we projected the costs to complete the projects to be $8.1 million. Such costs have been consistent with our assumptions at the time of the acquisition. The significant risks associated with the successful completion of these projects include our potential inability to finish the product designs, produce working models and gain customer acceptance. Failure to complete these projects in a timely manner could result in lost revenues. We do not expect the products in design derived from these technologies to begin to contribute to revenues prior to fiscal 2011.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	Change	% Change	October 2, 2010	October 3, 2009	Change	% Change
Selling, general and administrative	$28.6	$28.6	$—	0.0%	$86.3	$78.2	$8.1	10.3%
Percent of revenue	23.8%	22.7%			22.7%	24.9%

The increase in selling, general and administrative expense in the recent nine month period was principally due to an increase of (a) $4.4 million for personnel-related expenses, and (b) $1.6 million for legal fees, primarily related to litigation. The decrease in selling, general and administrative expense as a percent of revenues in the recent nine month period is due to our increased sales. We expect that selling, general and administrative expense will remain stable in absolute dollars in the fourth quarter of 2010.

Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	Change	October 2, 2010	October 3, 2009	Change
Interest income	$0.5	$0.5	$—	$1.8	$2.1	$(0.3)

The decrease in interest income for the recent nine month period was largely due to lower interest rates on the underlying instruments, and partially offset by a higher average investment balance.

Interest Expense

Interest expense for the three and nine months ended October 2, 2010 was $0.0 million and $0.1 million, respectively, compared to $0.1 million and $0.2 million, for the three and nine months ended October 3, 2009, respectively.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended October 2, 2010 was $(0.4) million and $(1.3) million, respectively, compared to $0.0 million and $0.3 million for the three and nine months ended October 3, 2009, respectively

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	October 2, 2010	October 3, 2009	Change	October 2, 2010	October 3, 2009	Change
Provision for income taxes	$1.2	$4.6	$(3.4)	$15.8	$9.8	$6.0
Effective tax rate	6.4%	17.0%		20.7%	23.0%

The effective tax rate for the three months ended October 2, 2010 decreased from the prior period, primarily due to a reduction to the liability for unrecognized tax benefits as well as tax return adjustments made in the current period.  The effective tax rate for the nine months ended October 2, 2010 decreased from the prior period, primarily due to an increase in the foreign tax rate benefit as well as tax return adjustments made in the current period, partially offset by the intercompany license of certain technology obtained in the acquisition of Silicon Clocks during the period ended July 3, 2010.

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

Business Outlook

We expect revenues in the fourth quarter of fiscal 2010 to be in the range of $105 to $111 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.15 to $0.21.

Liquidity and Capital Resources

Our principal sources of liquidity as of October 2, 2010 consisted of $346.0 million in cash, cash equivalents and short-term investments. Our cash equivalents and short-term investments consist primarily of corporate bonds, U.S. Treasury bills, money market funds, variable-rate demand notes, U.S. government agency bonds and discount notes, municipal bonds, international government bonds, certificates of deposit and commercial paper.

Our long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of October 2, 2010, we held $19.9 million par value auction-rate securities, all of which have experienced failed auctions. The securities had previously been valued using quoted prices in active markets. When the auctions began to fail, quoted prices for the securities were no longer observable. As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.

The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $17.9 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of October 2, 2010, $17.9 million of the auction-rate securities had credit ratings of AAA and $2.0 million had credit ratings of A. These securities had contractual maturity dates ranging from 2029 to 2046 and were yielding 0.5% to 3.3% per year at October 2, 2010. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities. We do not intend to sell, and we believe that it is not more likely than not that we will be required to sell, our auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value.

Net cash provided by operating activities was $83.5 million during the nine months ended October 2, 2010, compared to net cash provided of $78.2 million during the nine months ended October 3, 2009. Operating cash flows during the nine months ended October 2, 2010 reflect our net income of $60.4 million, adjustments of $44.7 million for depreciation, amortization, stock compensation and deferred income taxes, and a net cash outflow of $21.6 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $63.8 million at October 2, 2010 from $56.1 million at January 2, 2010. The increase in accounts receivable resulted primarily from a larger portion of the shipments occurring in the second half of the quarter ended October 2, 2010 in contrast to the more linear shipments that occurred during the last quarter of the prior year. Our average days sales outstanding (DSO) was 48 days at October 2, 2010 and 40 days at January 2, 2010.

Inventory increased to $38.1 million at October 2, 2010 from $31.5 million at January 2, 2010. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. The increase in inventory in the recent quarter resulted primarily from actual demand falling short of our forecasted demand. Our average days of inventory (DOI) was 83 days at October 2, 2010 and 65 days at January 2, 2010.

Net cash used in investing activities was $48.3 million during the nine months ended October 2, 2010, compared to net cash used of $111.7 million during the nine months ended October 3, 2009. The decrease was principally due to a decrease of $83.2 million in net outflows for purchases of investments, offset by a net payment of $18.4 million for the acquisition of Silicon Clocks.

We anticipate capital expenditures of approximately $12 to $16 million for fiscal 2010. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $123.3 million during the nine months ended October 2, 2010, compared to net cash provided of $10.3 million during the nine months ended October 3, 2009.  The decrease was principally due to an increase of $128.0 million for repurchases of our common stock.  In July 2010, our Board of Directors authorized a program to repurchase up to $150 million of our common stock prior to the end of 2011.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of October 2, 2010 yielded less than 100 basis points.  A decline in yield to zero basis points on our investment portfolio holdings as of October 2, 2010 would decrease our annual interest income by approximately $2.1 million. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We have entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The fair value of the interest rate swap agreements at October 2, 2010 was a $4.7 million obligation.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of October 2, 2010, we held $19.9 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 2, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended October 2, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our revenues and operating results, including:

·                  The timing and volume of orders received from our customers;

·                  The timeliness of our new product introductions and the rate at which our new products may cannibalize our older products;

·                  The rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as “design wins”;

·                  The time lag and realization rate between “design wins” and production orders;

·                  The demand for, and life cycles of, the products incorporating our ICs;

·                  The rate of adoption of mixed-signal ICs in the markets we target;

·                  Deferrals or reductions of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of ICs;

·                  Changes in product mix;

·                  The average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing, especially with respect to our mobile handset and modem products;

·                  The average selling prices for our products generally decline over time;

·                  Changes in market standards;

·                  Impairment charges related to inventory, equipment or other long-lived assets;

·                  The software used in our products, including software provided by third-parties, may not meet the needs of our customers;

·                  Significant legal costs to defend our intellectual property rights or respond to claims against us; and

·                  The rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

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

·                  Requirements of customers;

·                  Accurate prediction of market and technical requirements;

·                  Timely completion and introduction of new designs;

·                  Timely qualification and certification of our ICs for use in our customers’ products;

·                  Commercial acceptance and volume production of the products into which our ICs will be incorporated;

·                  Availability of foundry, assembly and test capacity;

·                  Achievement of high manufacturing yields;

·                  Quality, price, performance, power use and size of our products;

·                  Availability, quality, price and performance of competing products and technologies;

·                  Our customer service, application support capabilities and responsiveness;

·                  Successful development of our relationships with existing and potential customers;

·                  Technology, industry standards or end-user preferences; and

·                  Cooperation of third-party software providers and our semiconductor vendors to support our chips within a system.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended October 2, 2010 was $91.2 million, or 23.9% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the nine months ended October 2, 2010, our ten largest customers accounted for 34% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

·                  We do not have material long-term purchase contracts with our customers;

·                  Substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

·                  Some of our customers may have efforts underway to actively diversify their vendor base which could reduce purchases of our ICs; and

·                  Some of our customers have developed or acquired products that compete directly with products these customers purchase from us, which could affect our customers’ purchasing decisions in the future.

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

·                  Cease selling or manufacturing products that use the challenged intellectual property;

·                  Obtain from the owner of the infringed intellectual property a right to a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

·                  Redesign those products that use infringing intellectual property; or

·                  Pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

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

Any acquisitions we make could disrupt our business and harm our financial condition

As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. The acquisitions that we have made and may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

·                  Problems integrating the acquired operations, technologies or products with our existing business and products;

·                  Diversion of management’s time and attention from our core business;

·                  Need for financial resources above our planned investment levels;

·                  Difficulties in retaining business relationships with suppliers and customers of the acquired company;

·                  Risks associated with entering markets in which we lack prior experience;

·                  Risks associated with the transfer of licenses of intellectual property;

·                  Increased operating costs due to acquired overhead;

·                  Tax issues associated with acquisitions;

·                  Acquisition-related disputes, including disputes over earn-outs and escrows;

·                  Potential loss of key employees of the acquired company; and

·                  Potential impairment of related goodwill and intangible assets.

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from customers located outside of the United States was 86% during the nine months ended October 2, 2010. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

·                  Increased complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;

·                  Protectionist laws and business practices that favor local competition in some countries;

·                  Difficulties related to the protection of our intellectual property rights in some countries;

·                  Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs;

·                  Longer sales cycles;

·                  Greater difficulty in accounts receivable collection and longer collection periods;

·                  High levels of distributor inventory subject to price protection and rights of return to us;

·                  Political and economic instability;

·                  Greater difficulty in hiring and retaining qualified technical sales and applications engineers and administrative personnel; and

·                  The need to have business and operations systems that can meet the needs of our international business and operating structure.

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

There are significant risks associated with relying on these third-party foundries and subcontractors, including:

·                  Failure by us, our customers or their end customers to qualify a selected supplier;

·                  Potential insolvency of the third-party subcontractors;

·                  Reduced control over delivery schedules and quality;

·                  Limited warranties on wafers or products supplied to us;

·                  Potential increases in prices or payments in advance for capacity;

·                  Increased need for international-based supply, logistics and financial management;

·                  Their inability to supply or support new or changing packaging technologies; and

·                  Low test yields.

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

We are subject to risks relating to product concentration

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

·                  A decline in demand for any of our more significant products, including our modem products, FM tuners or ProSLIC;

·                  Failure of our products to achieve continued market acceptance;

·                  Competitive products;

·                  New technological standards or changes to existing standards that we are unable to address with our products;

·                  A failure to release new products or enhanced versions of our existing products on a timely basis; and

·                  The failure of our new products to achieve market acceptance.

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

Any dispositions we make could harm our financial condition

In connection with our sale of the Aero product lines, we incurred various risks. This disposition and any disposition that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

·                  Diversion of management’s time and attention from our core business;

·                  Difficulties separating the divested business;

·                  Risks to relations with customers who previously purchased products from our disposed product lines;

·                  Reduced leverage with suppliers due to reduced aggregate volume;

·                  Risks related to employee relations;

·                  Risks associated with the transfer and licensing of intellectual property;

·                  Security risks and other liabilities related to the transition services provided in connection with the disposition;

·                  Tax issues associated with dispositions; and

·                  Disposition-related disputes, including disputes over earn-outs and escrows.

Our stock price may be volatile

The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors:

·                  Actual or anticipated fluctuations in our operating results;

·                  Changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

·                  Changes in market valuations of other technology companies, particularly semiconductor companies;

·                  Announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

·                  Introduction of technologies or product enhancements that reduce the need for our products;

·                  The loss of, or decrease in sales to, one or more key customers;

·                  A large sale of stock by a significant shareholder;

·                  Dilution from the issuance of our stock in connection with acquisitions;

·                  The addition or removal of our stock to or from a stock index fund;

·                  Departures of key personnel; and

·                  The required expensing of stock awards.

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

·                  The division of our Board of Directors into three classes to be elected on a staggered basis, one class each year;

·                  The ability of our Board of Directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

·                  A prohibition on stockholder action by written consent;

·                  Elimination of the right of stockholders to call a special meeting of stockholders;

·                  A requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders; and

·                  A requirement that a supermajority vote be obtained to amend or repeal certain provisions of our certificate of incorporation.

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

The following table summarizes repurchases of our common stock during the three months ended October 2, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2010 – July 31, 2010	—	$—	—	$150,000,000

August 1, 2010 – August 28, 2010	287,289	$39.16	287,289	$138,749,773

August 29, 2010 – October 2, 2010	783,905	$36.68	783,905	$110,000,013
Total	1,071,194	$37.34	1,071,194

In July 2010, our Board of Directors authorized a program to repurchase up to $150 million of our common stock through 2011. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

SILICON LABORATORIES INC.

October 28, 2010	/s/ Necip Sayiner
Date	Necip Sayiner
President and
Chief Executive Officer
(Principal Executive Officer)

October 28, 2010	/s/ William G. Bock
Date	William G. Bock
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)