Form 10-K
period 2011-01-01
SILICON LABORATORIES INC
filed 2011-02-10
CIK 1038074

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (July 2, 2010) was $1,685,119,902 (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 44,041,521 shares of the registrant's common stock issued and outstanding as of January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement

        Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of Silicon Laboratories Inc. and its management and may be signified by the words "believe," "estimate," "expect," "intend," "anticipate," "plan," "project," "will" or similar language. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under "Risk Factors" and elsewhere in this report. Silicon Laboratories disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Many IC providers lack sufficient analog expertise to develop compelling mixed-signal ICs. As a result, manufacturers of electronic devices value IC providers that can supply them with mixed-signal ICs with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

Products

        We provide analog-intensive, mixed-signal ICs for use in a variety of electronic products in a broad range of applications including portable devices, satellite set top boxes, AM/FM radios and other consumer electronics, networking equipment, test and measurement equipment, industrial monitoring and control, central office telephone equipment and customer premises equipment. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competing products into single chips or chipsets. By doing so, we are able to create products that when compared to many competing products:

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

        We group our products into the following categories:

  •
  Broad-based products, which include our microcontrollers, timing products (clocks and oscillators), wireless receivers, isolation devices and human interface sensors;

  •
  Broadcast products, which include our broadcast audio and video products;

  •
  Access products, which include our embedded modems, Voice over IP (VoIP) products and our Power over Ethernet devices; and

  •
  Mature products, which include certain devices that are at the end of their respective life cycles and therefore receive minimal or no continued research and development investment, including our DSL analog front end ICs and IRDA devices.

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

Product Areas and Description	Applications
Precision Clocks and Oscillators

Leveraging our DSPLL® technology to offer frequency agile, extremely low jitter clock and oscillator products, these devices replace traditional solutions implemented using expensive, bulky modules, numerous crystal sources, complicated discrete circuitry requiring numerous components, or hybrid IC/discrete solutions that offer limited functionality.

• Networking equipment • Telecommunications • Wireless base stations • Test and measurement equipment • HDTV video • High-speed data acquisition • SONET/SDH line cards • Storage area networks
EZRadio® Short-Range Wireless Transceivers

Our EZRadio family of fully integrated, low power, low data rate and low cost short range wireless ICs are designed to meet the needs of customers developing applications requiring a secure, point to point transmission such as industrial monitoring and control. These products are still in the early stages of customer adoption

• Remote keyless entry • Home security monitors • Automated Meter Readers • Remote controls
Digital Isolators and Related Products

Our digital isolators and related products leverage patented isolation techniques to enable, for example, multiple channels of isolation on a single device, simplifying design and reducing system cost. These products are still in the early stages of customer adoption.

• Switch mode power supplies • Isolated analog data acquisition • Industrial networking • Motor control • Isolated DC-DC supplies • Electronic ballasts for lighting
Human Interface Sensors

Our QuickSense™ family of human interface products includes touch sensors, proximity sensors and ambient light sensors. These devices leverage our mixed-signal capability to provide high accuracy, quicker response time and lower power consumption than competing parts. These products are in the early stages of customer adoption.

• Smartphones and handhelds • Industrial controls • Toys and consumer electronics • Monitors and lavatory controls
Broadcast Products
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

• Mobile phones • Stand-alone AM/FM radios • Portable audio devices • MP3/digital media players • Navigation/GPS devices • Satellite radios • Home stereos • Automotive infotainment systems

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
ISOmodem® Embedded Modems

The ISOmodem embedded modems leverage innovative silicon direct access arrangement (DAA) technology and a digital signal processor to deliver a globally compliant, very small analog modem for embedded applications like set-top boxes, Personal Video Recorders (PVRs) and fax capability in multi-function printers.

•       Set-top and digital cable boxes

•       Industrial monitoring

•       Postage meters

•       Security systems

•       Remote medical monitoring

•       Gaming consoles

•       PVRs

•       Point of sale (POS) terminals

•       Fax machines and multi-function printers

ProSLIC® Subscriber Line Interface Circuits

Our ProSLIC provides the analog subscriber line interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Our ProSLIC product family has offerings for short-haul applications suitable for the customer premises as well as long-haul applications suitable for the traditional telephone company central office.

• Wireless local loop remote access systems • Voice over broadband modems and terminal adapters • VoIP residential gateways • PBXs • Wired long loop and central office systems
Power over Ethernet

Our Power over Ethernet (PoE) Power Source Equipment and Powered Device ICs offer highly differentiated solutions with a reduced total bill of materials (BOM) cost and improved performance and reliability. Our solutions also offer an integration level that enables functionality not available with competing solutions.

• Wireless access points (WAP) • VoIP phones • Radio frequency identification (RFID) tag readers • POS terminals • Networking routers and switches • Security cameras

        During fiscal 2010, 2009 and 2008, sales of our mixed-signal products accounted for substantially all of our revenue.

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

        Two of our distributors, Edom Technology and Avnet, represented 28% and 14% of our revenues during fiscal 2010. No other distributor accounted for 10% or more of revenues for fiscal 2010.

        During fiscal 2010, our ten largest end customers accounted for 36% of our revenues. We had no single end customer that accounted for more than 10% of our revenues during this period. Our major customers include Apple, Cisco, Huawei, LG Electronics, Nokia, Pace (formerly Philips), Panasonic, Samsung, Technicolor (formerly Thomson) and Varian Medical Systems.

        We maintain numerous sales offices in North America, Europe and Asia. Revenue is attributed to a geographic area based on the end customer's shipped-to location. The percentage of our revenues to customers located outside of the United States was 86% in fiscal 2010. For further information regarding our revenues and long-lived assets by geographic area, see Note 16, Segment Information, to the Consolidated Financial Statements.

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

        Research and development expenses were $123.8 million, $104.4 million and $101.2 million in fiscal 2010, 2009 and 2008, respectively.

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

Digital Signal Processing Design Expertise

        We consider the partitioning of a circuit to be a proprietary and creative design technique. Our digital signal processing design expertise maximizes the price/performance characteristics of both the analog and digital functions and allows our ICs to work in an optimized manner to accomplish particular tasks. Generally, we surround core analog circuitry with digital CMOS transistors, which allow our ICs to perform the required analog functions with increased digital capabilities. For example, our broadcast audio products use a proven digital low-IF receiver and transmitter architecture to deliver superior RF performance and interference rejection compared to traditional, analog-only approaches. Digital signal processing is utilized to optimize sound quality under varying signal conditions, enabling a better consumer experience.

Microcontroller and System on a Chip Design Expertise

        We have the talent and circuit integration methodologies required to combine precision analog, high-speed digital, flash memory and in-system programmability into a single, monolithic CMOS integrated circuit. Our microcontroller products are designed to capture an external analog signal, convert it to a digital signal, compute digital functions on the stream of data and then communicate the results through a standard digital interface. The ability to develop standard products with the broadest possible customer application base while being cost efficient with the silicon area of the monolithic CMOS integrated circuit requires a keen sense of customer value and engineering capabilities. Additionally, to manage the wide variety of signals on a monolithic piece of silicon including electrical noise, harmonics and other electronic distortions requires a fundamental knowledge of device physics and accumulated design expertise.

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

  •
  Integration, which enables the elimination of discrete components in a system; and

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

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2010, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2011.

Backlog

        As of January 1, 2011, our backlog was approximately $87.5 million, compared to approximately $74.2 million as of January 2, 2010. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Shipments to distributors are not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

Competition

        The markets for semiconductors generally, and for analog and mixed-signal ICs in particular, are intensely competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We believe the principal competitive factors in our industry are:

• Product size;	• Power requirement;
• Level of integration;	• Customer support;
• Product capabilities;	• Reputation;
• Reliability;	• Ability to rapidly introduce new products to
• Price;	market; and
• Performance;	• Intellectual property.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of January 1, 2011, we had approximately 1,040 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Employees

        As of January 1, 2011, we employed 845 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

        Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense in fiscal 2010 was $123.8 million, or 25.1% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2010, our ten largest customers accounted for 36% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

        We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from customers located outside of the United States was 86% during fiscal 2010. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

Any dispositions could harm our financial condition

        Any disposition of a product line would entail a number of risks that could materially and adversely affect our business and operating results, including:

  •
  Diversion of management's time and attention from our core business;

  •
  Difficulties separating the divested business;

  •
  Risks to relations with customers who previously purchased products from our disposed product line;

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

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

        Most of TSMC's foundries and several of our assembly and test subcontractors' sites are located in Taiwan and most of our other foundry, assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Earthquakes, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all.

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

We are a relatively small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share

        Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our competitors may also offer bundled solutions offering a more complete product despite the technical merits or advantages of our products. These competitors may elect not to support our products which could complicate our sales efforts. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross margins and/or decrease our market share.

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

Item 1B.    Unresolved Staff Comments

        The staff of the SEC reviewed our Annual Report on Form 10-K for the year ended January 2, 2010 and issued a letter dated June 30, 2010. We believe that all matters addressed in that letter have been resolved, except that we are still in discussions regarding whether we may exclude disclosure of the historical performance targets used for named executive officer compensation on the basis that such disclosure could result in competitive harm.

Item 2.    Properties

        Our primary facilities, housing engineering, sales and marketing, administration and test operations, are located in Austin, Texas. Our Austin, Texas operations currently occupy approximately 190,000 square feet of leased floor space with lease terms expiring in 2013. In addition to these properties, we lease smaller facilities in various locations in the United States, China, France, Germany, Hungary, Ireland, Japan, Portugal, South Korea, Singapore, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

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

        The parties in the approximately 300 coordinated cases, including the parties in the case against us, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on January 10, 2010. Six notices of appeal and one petition seeking permission to appeal were filed before the United States Court of Appeals for the Second Circuit. Two appeals are proceeding on behalf of objectors to the settlement. Plaintiffs have moved to dismiss both appeals. The motions are fully briefed. The remaining objectors withdrew their appeals with prejudice.

        As the litigation process is inherently uncertain, we are unable to predict the outcome of the above described matter if the settlement does not survive appeal. While we do maintain liability insurance, we could incur losses that are not covered by our liability insurance or that exceed the limits of our liability insurance. Such losses could have a material impact on our business and our results of operations or financial position.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 31, 2011, there were 131 holders of record of our common stock.

	High	Low
Fiscal Year 2009
First Quarter	$28.13	$20.40
Second Quarter	39.29	26.19
Third Quarter	49.08	34.59
Fourth Quarter	49.06	40.56
Fiscal Year 2010
First Quarter	$49.10	$41.98
Second Quarter	53.17	39.84
Third Quarter	44.28	34.10
Fourth Quarter	47.47	35.66

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

Company / Index	12/31/05	12/30/06	12/29/07	01/03/09	01/02/10	01/01/11
Silicon Laboratories Inc.	$100.00	$94.52	$102.76	$69.72	$131.97	$125.53
NASDAQ Composite	$100.00	$112.51	$122.09	$72.15	$104.22	$122.52
NASDAQ Electronic Components	$100.00	$94.09	$108.44	$55.40	$90.25	$102.76

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on December 31, 2005, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended January 1, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 3, 2010 - October 30, 2010	—	$—	—	$110,000,013
October 31, 2010 - November 27, 2010	—	$—	—	$110,000,013
November 28, 2010 - January 1, 2011	—	$—	—	$110,000,013

Total	—	$—	—

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

	Fiscal Year
	2010		2009		2008		2007		2006
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$493,341		$441,020		$415,630		$337,461		$288,156
Operating income	86,671		66,511		43,656	(3)	23,097		6,052
Income from continuing operations	73,242		73,092	(2)	32,935	(3)	39,687		15,343
Income from discontinued operations, net of income taxes	—		—		—		165,149	(5)	15,815
Net income	$73,242		$73,092	(2)	$32,935	(3)	$204,836	(5)	$31,158
Income from continuing operations per share:
Basic	$1.63		$1.62		$0.68		$0.72		$0.28
Diluted	$1.57		$1.57		$0.67		$0.70		$0.27
Consolidated Balance Sheet Data
Cash, cash equivalents and investments	$383,362	(1)	$434,899		$325,360	(4)	$572,974	(6)	$386,292
Working capital	414,073	(1)	435,359		289,716	(4)	599,300	(6)	402,085
Total assets	727,658	(1)	742,838		624,245	(4)	840,246	(6)	686,995
Long-term obligations	22,372		24,403		48,789		43,309		16,691
Total stockholders' equity	625,430	(1)	629,796		502,460	(4)	703,545		568,682

(1)
Reflects repurchases of our common stock in fiscal 2010.

(2)
Includes a benefit related to the resolution of prior year uncertain tax benefits.

(3)
Includes a charge for in-process research and development costs in connection with our acquisition of Integration Associates.

(4)
Reflects repurchases of our common stock in fiscal 2008.

(5)
Includes a gain on the sale of our Aero® product lines, net of related income taxes.

(6)
Includes proceeds from the sale of our Aero product lines, less repurchases of our common stock in fiscal 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2010 and 2009 were 52-week years and ended on January 1, 2011 and January 2, 2010, respectively. Fiscal year 2008 was a 53-week year with the extra week occurring in the first quarter and ended on January 3, 2009.

Overview

        We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include Apple, Cisco, Huawei, LG Electronics, Nokia, Pace (formerly Philips), Panasonic, Samsung, Technicolor (formerly Thomson) and Varian Medical Systems.

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

        Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

  •
  Broad-based products, which include our microcontrollers, timing products (clocks and oscillators), wireless receivers, isolation devices and human interface sensors;

  •
  Broadcast products, which include our broadcast audio and video products;

  •
  Access products, which include our embedded modems, Voice over IP (VoIP) products and our Power over Ethernet devices; and

  •
  Mature products, which include certain devices that are at the end of their respective life cycles and therefore receive minimal or no continued research and development investment, including our DSL analog front end ICs and IRDA devices.

        Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In April 2010, we acquired Silicon Clocks, Inc., a privately held company that designed and developed microelectromechanical system (MEMS) technology to enable the manufacture of silicon resonators and sensors directly on standard CMOS wafers. The acquired technology is aligned with our efforts to leverage our CMOS-based timing products into high-volume applications such as consumer electronics. In October 2010, we acquired ChipSensors Ltd, a privately held company that created innovative single-chip CMOS sensors designed to detect temperature, humidity and gases.

        In fiscal 2010, we introduced a bridge chip family that simplifies the addition of USB and touch sense connectivity in embedded designs, the expansion of our automotive portfolio with a family of highly integrated AM/FM tuners for car stereos, frequency flexible in-circuit programmable CMOS clock generators, isolated gate drivers designed for high-power Class D audio systems, power management ICs that improve efficiency in Power over Ethernet (PoE) equipment, a Class D amplifier ideal for many portable radios and docking stations, a wireless IC solution designed to be a remote control on a chip, low power capacitive touch-sense microcontrollers, digital isolators and isolated gate drivers designed to replace traditional optocouplers, a digital TV demodulator that combines satellite, terrestrial and cable digital video broadcast (DVB) functions in one highly integrated device, a frequency-flexible timing IC solution for networking and telecommunications applications, a family of ultra-low-power wireless microcontrollers ideal for battery-powered systems and a highly integrated AM/FM receiver for analog tuned radios. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

        We had no customers that accounted for more than 10% of our revenues during fiscal 2010 or 2008. During fiscal 2009, we had one customer, Samsung, whose purchases across a variety of product areas represented 16% of our total revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 28% and 14% of our revenues during fiscal 2010, and 27% and 10% of our revenues during fiscal 2009, respectively. Edom represented 31% of our revenues during fiscal 2008. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal 2010, 2009 or 2008.

        The percentage of our revenues derived from customers located outside of the United States was 86% in fiscal 2010 and 88% in fiscal 2009 and 2008. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

        Selling, General and Administrative.    Selling, general and administrative expense consists primarily of personnel-related expenses, including stock compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, legal fees and promotional and marketing expenses.

        In-Process Research and Development.    In-process research and development (IPR&D) represents acquired technology resulting from business combinations that had not achieved technological feasibility as of the acquisition closing date and had no alternative future use. For acquisitions occurring prior to fiscal 2009, these costs were expensed on the date of acquisition. Beginning in fiscal 2009, IPR&D is capitalized until the related projects are completed, at which time they begin to be amortized. IPR&D is written-off if the related projects are abandoned.

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

        Provision (Benefit) for Income Taxes.    Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences.

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	34.3	36.6	38.5

Gross margin	65.7	63.4	61.5
Operating expenses:
Research and development	25.1	23.7	24.3
Selling, general and administrative	23.0	24.7	24.2
In-process research and development	—	—	2.5

Operating expenses	48.1	48.4	51.0

Operating income	17.6	15.0	10.5
Other income (expense):
Interest income	0.4	0.7	2.5
Interest expense	0.0	0.0	(0.1)
Other income (expense), net	(0.3)	0.0	(0.1)

Income before income taxes	17.7	15.7	12.8
Provision (benefit) for income taxes	2.9	(0.9)	4.9

Net income	14.8%	16.6%	7.9%

Comparison of Fiscal 2010 to Fiscal 2009

Revenues

	Year Ended
(in millions)	January 1, 2011	January 2, 2010	Change	% Change
Revenues	$493.3	$441.0	$52.3	11.9%

        The growth in revenues in fiscal 2010 was due primarily to improvements in the health of our products' end markets and increases in market share. Unit volumes of our products increased compared to fiscal 2009 by 2.8%. Average selling prices increased during the same period by 9.3%. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Year Ended
(in millions)	January 1, 2011	January 2, 2010	Change	% Change
Gross margin	$324.2	$279.8	$44.4	15.9%
Percent of revenue	65.7%	63.4%

        The increase in the dollar amount of gross margin in fiscal 2010 was primarily due to our increased sales. The increase in gross margin as a percent of revenue in fiscal 2010 was primarily due to changes in product mix, improvements in our inventory management and manufacturing cost reductions. We may experience declines in the average selling prices of certain of our products. This creates downward pressure on gross margin as a percentage of revenues and may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; 3) achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or 4) reduce logistics costs.

Research and Development

	Year Ended
(in millions)	January 1, 2011	January 2, 2010	Change	% Change
Research and development	$123.8	$104.4	$19.4	18.6%
Percent of revenue	25.1%	23.7%

        The increase in research and development expense in fiscal 2010 was principally due to an increase of $15.0 million for personnel-related expenses. We expect that research and development expense will continue to increase in absolute dollars in the first quarter of 2011.

        Recent development projects include a bridge chip family that simplifies the addition of USB and touch sense connectivity in embedded designs, the expansion of our automotive portfolio with a family of highly integrated AM/FM tuners for car stereos, frequency flexible in-circuit programmable CMOS clock generators, isolated gate drivers designed for high-power Class D audio systems, power management ICs that improve efficiency in PoE equipment, a Class D amplifier ideal for many portable radios and docking stations, a wireless IC solution designed to be a remote control on a chip, low power capacitive touch-sense microcontrollers, digital isolators and isolated gate drivers designed to replace traditional optocouplers, a digital TV demodulator that combines satellite, terrestrial and cable DVB functions in one highly integrated device, a frequency-flexible timing IC solution for networking and telecommunications applications, a family of ultra-low-power wireless microcontrollers ideal for battery-powered systems and a highly integrated AM/FM receiver for analog tuned radios.

In-Process Research and Development

        In connection with the purchase of Silicon Clocks, we acquired certain in-process research and development (IPR&D) assets. These costs were capitalized until the related projects are completed, at which time they begin to be amortized. IPR&D is written-off if the related projects are abandoned. The fair value of each project was determined using the income approach. The discount rate applicable to the cash flows was 19.0%. This rate reflects the weighted-average cost of capital and the risks inherent in the development process. The IPR&D recorded in connection with the acquisition consisted of the following (in thousands):

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

Selling, General and Administrative

	Year Ended
(in millions)	January 1, 2011	January 2, 2010	Change	% Change
Selling, general and administrative	$113.8	$108.8	$5.0	4.5%
Percent of revenue	23.0%	24.7%

        The increase in selling, general and administrative expense in fiscal 2010 was principally due to an increase of $2.1 million for legal fees, primarily related to acquisition-related costs and litigation. The decrease in selling, general and administrative expense as a percent of revenues in fiscal 2010 is due to our increased sales. We expect that selling, general and administrative expense will increase in absolute dollars in the first quarter of 2011.

Interest Income

	Year Ended
(in millions)	January 1, 2011	January 2, 2010	Change
Interest income	$2.3	$2.7	$(0.4)

        The decrease in interest income in fiscal 2010 was largely due to lower interest rates on the underlying instruments, partially offset by a higher average investment balance.

Interest Expense

        Interest expense in fiscal 2010 was $0.1 million compared to $0.2 million in fiscal 2009.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2010 was $(1.3) million compared to $(0.1) million in fiscal 2009. The change was primarily due to foreign currency remeasurement adjustments.

Provision (Benefit) for Income Taxes

	Year Ended
(in millions)	January 1, 2011	January 2, 2010	Change
Provision (benefit) for income taxes	$14.4	$(4.1)	$18.5
Effective tax rate	16.4%	(6.0)%

        The effective tax rate for fiscal 2010 increased from the prior period, primarily due to the resolution of uncertain tax positions as a result of entering into an Advance Pricing Agreement with the U.S. Internal Revenue Service during the fourth quarter of fiscal 2009. In addition, the effective tax rate for fiscal 2010 increased from the prior period due to the intercompany license of certain technology obtained in the acquisition of Silicon Clocks during the second quarter of fiscal 2010. The increase in the effective tax rate was partially offset by an increase in the federal research and development credit in fiscal 2010.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Comparison of Fiscal 2009 to Fiscal 2008

Revenues

	Year Ended
(in millions)	January 2, 2010	January 3, 2009	Change	% Change
Revenues	$441.0	$415.6	$25.4	6.1%

        The growth in revenues in fiscal 2009 was driven primarily by market share gains. Increased unit volumes outpaced declines in average selling prices. Unit volumes of our products increased compared to fiscal 2008 by 19.6%. Average selling prices decreased during the same period by 10.8%.

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

        The increase in selling, general and administrative expense in fiscal 2009 was principally due to an increase of $8.7 million for personnel-related expenses, including personnel costs associated with the acquisition of Integration Associates.

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

        The effective tax rate for fiscal 2009 decreased from the prior period, primarily due to resolution of uncertain tax positions as a result of entering into an Advance Pricing Agreement with the U.S. Internal Revenue Service during the fourth quarter of fiscal 2009. In addition, the effective tax rate for fiscal 2009 decreased from the prior period due to the intercompany license of certain technology and the non-deductible write-off of in-process research and development costs during fiscal 2008, both of which were related to the acquisition of Integration Associates.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, the limited deductibility of stock compensation expense and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

        We expect revenues in the first quarter of fiscal 2011 to be in the range of $116 to $122 million. Furthermore, we expect our diluted earnings per share, exclusive of expected charges related to the January 2011 acquisition of Spectra Linear, to be in the range of $0.14 to $0.20.

Liquidity and Capital Resources

        Our principal sources of liquidity as of January 1, 2011 consisted of $365.9 million in cash, cash equivalents and short-term investments. Our cash equivalents and short-term investments consist primarily of corporate bonds, U.S. Treasury bills, money market funds, variable-rate demand notes, municipal bonds, U.S. government agency bonds and discount notes, international government bonds, certificates of deposit and commercial paper.

        Our long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of January 1, 2011, we held $19.7 million par value auction-rate securities, all of which have experienced failed auctions. The securities had previously been valued using quoted prices in active markets. When the auctions began to fail, quoted prices for the securities were no longer observable. As such, we changed our fair value measurement methodology for all auction-rate securities from quoted prices in active markets to a cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities.

        The underlying assets of our auction-rate securities consisted of student loans and municipal bonds, of which $17.7 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of January 1, 2011, $17.7 million of the auction-rate securities had credit ratings of AAA and $2.0 million had credit ratings of A. These securities had contractual maturity dates ranging from 2029 to 2046 and were yielding 0.6% to 3.3% per year at January 1, 2011. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities. We do not intend to sell, and we believe that it is not more likely than not that we will be required to sell, our auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value.

        Net cash provided by operating activities was $117.9 million during fiscal 2010, compared to net cash provided of $120.9 million during fiscal 2009. Operating cash flows during fiscal 2010 reflect our net income of $73.2 million, adjustments of $60.0 million for depreciation, amortization, stock compensation and deferred income taxes, and a net cash outflow of $15.3 million due to changes in our operating assets and liabilities.

        Accounts receivable decreased to $45.0 million at January 1, 2011 from $56.1 million at January 2, 2010. The decrease in accounts receivable resulted primarily from a decrease in shipments during the last quarter of fiscal 2010 compared to the last quarter of the prior year. Our average days sales outstanding (DSO) was 36 days at January 1, 2011 and 40 days at January 2, 2010.

        Inventory increased to $39.4 million at January 1, 2011 from $31.5 million at January 2, 2010. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. The increase in inventory over the prior year resulted primarily from actual demand falling short of our forecasted demand. Our average days of inventory (DOI) was 87 days at January 1, 2011 and 65 days at January 2, 2010.

        Net cash used in investing activities was $55.2 million during fiscal 2010, compared to net cash used of $104.3 million during fiscal 2009. The decrease was principally due to a decrease of $79.7 million in net outflows for purchases of investments, offset by an increase in net payments of $23.7 million for the acquisition of businesses.

        We anticipate capital expenditures of approximately $15 to $20 million for fiscal 2011. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities. On January 25, 2011, we acquired Spectra Linear, a privately held company, for approximately $40 million in cash, subject to certain working capital adjustments, plus potential additional consideration of up to $10 million tied to the revenue of the acquired products exceeding $16 million during 2011.

        Net cash used in financing activities was $119.9 million during fiscal 2010, compared to net cash provided of $6.9 million during fiscal 2009. The decrease in cash flows was principally due to an increase of $120.2 million for repurchases of our common stock. In July 2010, our Board of Directors authorized a program to repurchase up to $150 million of our common stock prior to the end of 2011.

Contractual Obligations

        The following table summarizes our contractual obligations as of January 1, 2011 (in thousands):

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations(1)	$26,123	$7,676	$7,542	$3,423	$1,522	$1,475	$4,485
Purchase obligations(2)	38,506	38,475	31	—	—	—	—
Other long-term obligations(3)	2,464	—	2,100	100	—	—	264

(1)
Operating lease obligations include amounts for leased facilities.

(2)
Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(3)
We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $10.8 million for unrecognized tax benefits is not included in the table above. See Note 15, Income Taxes, to the Consolidated Financial Statements for additional information.

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

Off-Balance Sheet Arrangements

        In March 2006, we entered into an operating lease agreement and a related participation agreement for a facility at 400 W. Cesar Chavez ("400 WCC") in Austin, Texas for our corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR

(which would be approximately $1.4 million over the remaining term assuming LIBOR averages 0.30% during such term).

        In March 2008, we entered into an operating lease agreement and a related participation agreement for a facility at 200 W. Cesar Chavez ("200 WCC") in Austin, Texas for the expansion of our corporate headquarters. The lease has a term of five years. The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $2.1 million over the remaining term assuming LIBOR averages 0.30% during such term).

        We have granted certain rights and remedies to the lessors in the event of certain defaults, including the right to terminate the leases, to bring suit to collect damages, and to compel us to purchase the facilities. The leases contain other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million. If our unencumbered cash and highly-rated short-term investments are less than $150 million, we must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1. As of January 1, 2011, we believe we were in compliance with all covenants of the leases.

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

        We are required to periodically evaluate the expected fair value of each facility at the end of the lease terms. If we determine that it is estimable and probable that the expected fair values will be less than $44.3 million for 400 WCC and $50.1 million for 200 WCC, we will ratably accrue the loss up to a maximum of approximately $35.3 million and $40.0 million, respectively, over the remaining lease terms as additional rent expense. As of January 1, 2011, we do not believe that a loss contingency accrual is required for either property. However, a prolonged economic downturn could increase the likelihood of such a loss accrual.

        In connection with our headquarters leases, during fiscal 2008 we entered into interest rate swap agreements as a hedge against the variable rent under the leases. Under the terms of the swap agreements, we have effectively converted the variable rents to fixed rents through March 2011 for 400 WCC and March 2013 for 200 WCC. See Note 5, Derivative Financial Instruments, to the Consolidated Financial Statements for additional information.

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

        Stock-based compensation—We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 12, Stock-Based Compensation, to the Consolidated Financial Statements for additional information.

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

        Acquired intangible assets—When we acquire a business, a portion of the purchase price is typically allocated to identifiable intangible assets, such as acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize intangible assets with finite lives over their expected useful lives. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to our results of operations.

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

Recent Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The ASU clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU is not expected to have a material impact on our financial statements.

        In January 2010, the FASB issued FASB ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. We adopted ASU 2010-06 at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for us at the beginning of fiscal 2011. The adoption of this ASU did not have a material impact, and the deferred provisions of this ASU are not expected to have a material impact, on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of January 1, 2011 and January 2, 2010 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of January 1, 2011 and January 2, 2010 would decrease our annual interest income by approximately $2.2 million and $2.6 million, respectively. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

        We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We have entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The fair value of the interest rate swap agreements at January 1, 2011 was a $3.8 million obligation.

Investments in Auction-rate Securities

        Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of January 1, 2011, we held $19.7 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 1, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended January 1, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of January 1, 2011, our internal control over financial reporting is effective based on those criteria.

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

Item 10.    Directors, Executive Officers and Corporate Governance

        Set forth below is information regarding the executive officers and directors of Silicon Laboratories as of January 31, 2011.

Name	Age	Position
Navdeep S. Sooch	48	Chairman of the Board
Necip Sayiner	45	Chief Executive Officer, President and Director
William G. Bock	60	Chief Financial Officer and Senior Vice President
Jonathan D. Ivester	55	Senior Vice President of Worldwide Operations
Kurt W. Hoff	53	Vice President of Worldwide Sales
Paul V. Walsh, Jr.	46	Chief Accounting Officer and Vice President of Finance
David R. Welland	55	Vice President and Director
Harvey B. Cash	72	Director
R. Ted Enloe III	72	Director
Kristen M. Onken	61	Director
Laurence G. Walker	62	Director
William P. Wood	55	Director

        Navdeep S. Sooch co-founded Silicon Laboratories in August 1996 and has served as Chairman of the Board since our inception. Mr. Sooch served as our Chief Executive Officer from our inception through the end of fiscal 2003 and served as interim Chief Executive Officer from April 2005 to September 2005. From March 1985 until founding Silicon Laboratories, Mr. Sooch held various positions at Crystal Semiconductor/Cirrus Logic, a designer and manufacturer of integrated circuits, including Vice President of Engineering, as well as Product Planning Manager of Strategic Marketing and Design Engineer. From May 1982 to March 1985, Mr. Sooch was a Design Engineer with AT&T Bell Labs. Mr. Sooch holds a B.S. in Electrical Engineering from the University of Michigan, Dearborn and an M.S. in Electrical Engineering from Stanford University. Mr. Sooch's prior experience as our Chief Executive Officer as well as a semiconductor designer provides him with extensive insight into our operations and qualifies him to serve as Chairman of our Board of Directors.

        Necip Sayiner has served as director, President and Chief Executive Officer of Silicon Laboratories since September 2005. Prior to joining Silicon Laboratories, Mr. Sayiner held various leadership positions at Agere Systems Inc. From August 2004 to September 2005, Mr. Sayiner served as Vice

President and General Manager of Agere's Enterprise and Networking Division and from March 2002 to August 2004 he served as Vice President and General Manager of Agere's Networking IC Division. Mr. Sayiner holds a B.S. in electrical engineering and physics from Bosphorus University in Turkey, an M.S. in Electrical Engineering from Southern Illinois University, and a Ph.D. in Electrical Engineering from the University of Pennsylvania. Mr. Sayiner's experience and understanding of our business gained through his role as our President and Chief Executive Officer qualifies him to serve as a member of our Board of Directors.

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

        Kurt W. Hoff has served as Vice President of Worldwide Sales for Silicon Laboratories since July 2007. From 2005 until July 2007, he managed the company's European sales and operations. Prior to joining Silicon Laboratories in 2005, Mr. Hoff served as president, chief executive officer and director of Cognio. Mr. Hoff also managed the operations and sales of C-Port Corporation, a network processor company acquired by Motorola in May 2000. Additionally, Mr. Hoff spent 10 years in various sales positions at AMD. Mr. Hoff holds a B.S. in Physics from the University of Illinois and an M.B.A. from the University of Chicago.

        Paul V. Walsh joined Silicon Laboratories in January 2004 as Director of Finance, Worldwide Operations, and was appointed Corporate Controller in March 2005. In November 2006, Mr. Walsh was promoted to Vice President and Chief Accounting Officer. From January 2009 through September 2010, Mr. Walsh served on the Board of Directors of Rio Holdings, Inc. (previously Grande Communications, Inc.), a provider of cable, internet and phone services, where he also served as the Chairman of the Audit Committee and as a member of the Finance Committee. Prior to joining Silicon Laboratories, Mr. Walsh was Site Controller from February 2003 to January 2004 with PerkinElmer, a supplier to the health sciences and photonics markets. From 1992 to 2003, Mr. Walsh held various operational, finance and management roles at Analog Devices and Teradyne, in the Boston area. Mr. Walsh received his B.S. in Mechanical Engineering from the University of Maine, and an M.B.A from Boston University.

        David R. Welland co-founded Silicon Laboratories in August 1996, has served as a Vice President and director since our inception and was appointed Fellow in March 2004. From November 1991 until founding Silicon Laboratories, Mr. Welland held various positions at Crystal Semiconductor/Cirrus Logic, a designer and manufacturer of integrated circuits, including Senior Design Engineer. Mr. Welland holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology. Mr. Welland's years of experience as a semiconductor designer provides him with extensive insight into our operations and qualifies him to serve as a member of our Board of Directors.

        Harvey B. Cash has served as a director of Silicon Laboratories since June 1997. Mr. Cash has served as general partner of InterWest Partners, a venture capital firm, since 1986. Mr. Cash currently serves on the Board of Directors of the following public companies: Ciena Corporation, a designer and manufacturer of dense wavelength division multiplexing systems for fiber optic networks; Argo Group International Holdings, Ltd., a specialty insurance company; and First Acceptance Corp, a provider of low-cost auto insurance. Mr. Cash holds a B.S. in Electrical Engineering from Texas A&M University and an M.B.A. from Western Michigan University. Mr. Cash's independence and experience as a director of various public companies, as well as his prior operational experience as an executive, qualifies him to serve as a member of our Board of Directors.

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

        Kristen M. Onken has served as a director of Silicon Laboratories since September 2007. Ms. Onken retired from Logitech in May 2006, a maker of electronics peripherals, where she served as Senior Vice President, Finance, and Chief Financial Officer from February 1999 to May 2006. From September 1996 to February 1999, Ms. Onken served as Vice President of Finance at Fujitsu PC Corporation, the U.S. subsidiary of the Japanese electronics manufacturer. From 1991 to September 1996, Ms. Onken was employed by Sun Microsystems initially as Controller of the Southwest Area, and later as Director of Finance, Sun Professional Services. Ms. Onken holds a B.S. from Southern Illinois University, and an M.B.A. in Finance from the University of Chicago. Ms. Onken's independence and prior experience as the Chief Financial Officer of Logitech and her finance roles with other technology companies qualifies her to serve as a member of our Board of Directors.

        Laurence G. Walker has served as a director of Silicon Laboratories since June 2003. Previously, Mr. Walker co-founded and served as Chief Executive Officer of C-Port Corporation, a pioneer in the network processor industry, which was acquired by Motorola in 2000. Following the acquisition, Mr. Walker served as Vice President of Strategy for Motorola's Network and Computing Systems Group and then as Vice President and General Manager of the Network and Computing Systems Group until 2002. From August 1996 to May 1997, Mr. Walker served as Chief Executive Officer of CertCo, a digital certification supplier. Mr. Walker served as Vice President and General Manager, Network Products Business Unit, of Digital Equipment Corporation, a computer hardware company, from January 1994 to July 1996. From 1998 to 2007, he served on the Board of Directors of McData Corporation, a provider of storage networking solutions. From 1981 to 1994, he held a variety of other management positions at Digital Equipment Corporation. Mr. Walker holds a B.S. in Electrical Engineering from Princeton University and an M.S. and Ph.D. in Electrical Engineering from the Massachusetts Institute of Technology. Mr. Walker's combination of independence and his experience, including past experience as an executive officer, qualifies him to serve as a member of our Board of Directors.

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

(b)
Exhibits

Exhibit Number
2.1	*	Agreement and Plan of Merger, dated January 22, 2011, by and among Silicon Laboratories Inc., Sophia Merger Sub, Inc., Spectra Linear, Inc. and Shareholder Representative Services LLC (filed as Exhibit 2.1 to the Form 8-K filed January 26, 2011).

3.1	*	Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).

3.2	*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2	*+	Silicon Laboratories Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-60794) filed on May 11, 2001).

10.3	*+	Form of Stock Option Agreement and Notice of Grant of Stock Option under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.4	*+	Form of Addendum to Stock Option Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.5	*+	Form of Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.6	*+	Form of Addendum to Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.7	*+	Employment Agreement dated August 30, 2005 between Silicon Laboratories Inc. and Dr. Necip Sayiner (filed as Exhibit 10.1 to the Form 8-K filed September 12, 2005).

10.8	*+	Employment Agreement dated November 3, 2006 between Silicon Laboratories Inc. and William Bock (filed as Exhibit 10.1 to the Form 8-K filed November 8, 2006).

10.9	*	Lease, Deed of Trust and Security Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc. and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2006).

10.10	*	Participation Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc., Wells Fargo Bank Northwest, National Association and various other financial institutions named therein (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 5, 2006).

Exhibit Number
10.11	*	Sale and Purchase Agreement dated February 8, 2007 by and between NXP B.V., NXP Semiconductors France SAS, Silicon Laboratories Inc. and Silicon Laboratories International Pte. Ltd. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007).

10.12	*	Intellectual Property License Agreement dated as of March 23, 2007, by and among Silicon Laboratories Inc., Silicon Laboratories International Pte. Ltd., NXP B.V. and NXP Semiconductors France SAS (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2007).

10.13	*+	Amendment to Stock Options Agreement between Silicon Laboratories Inc. and William G. Bock dated July 19, 2007 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 20, 2007).

10.14	*	Lease, Deed of Trust and Security Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2008).

10.15	*	Participation Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC, Wells Fargo Bank Northwest, National Association and various other financial institutions named therein (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 19, 2008).

10.16	*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.17	*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.18	*+	Form of Restricted Stock Units Grant Notice and Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.19	*+	Form of Stock Option Grant Notice and Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on signature page to this Form 10-K).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

*
Incorporated herein by reference to the indicated filing.

**
The information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. The information contained therein shall not be incorporated by reference into any filing with the U.S. Securities and Exchange Commission made by Silicon Laboratories, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 10, 2011.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	February 10, 2011
/s/ NECIP SAYINER Necip Sayiner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2011
/s/ WILLIAM G. BOCK William G. Bock	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2011
/s/ PAUL V. WALSH, JR. Paul V. Walsh, Jr.	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2011

Name	Title	Date

/s/ DAVID R. WELLAND David R. Welland	Vice President and Director	February 10, 2011
/s/ HARVEY B. CASH Harvey B. Cash	Director	February 10, 2011
/s/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	February 10, 2011
/s/ KRISTEN M. ONKEN Kristen M. Onken	Director	February 10, 2011
/s/ LAURENCE G. WALKER Laurence G. Walker	Director	February 10, 2011
/s/ WILLIAM P. WOOD William P. Wood	Director	February 10, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited Silicon Laboratories Inc.'s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silicon Laboratories Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 1, 2011 and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Austin, Texas
February 10, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of January 1, 2011 and January 2, 2010, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 1, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at January 1, 2011 and January 2, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Laboratories Inc.'s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 10, 2011

Silicon Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 1, 2011	January 2, 2010
Assets
Current assets:
Cash and cash equivalents	$138,567	$195,737
Short-term investments	227,295	214,486
Accounts receivable, net of allowance for doubtful accounts of $772 at January 1, 2011 and $567 at January 2, 2010	45,030	56,128
Inventories	39,450	31,512
Deferred income taxes	9,140	7,620
Prepaid expenses and other current assets	34,447	18,515

Total current assets	493,929	523,998
Long-term investments	17,500	24,676
Property and equipment, net	29,945	27,785
Goodwill	112,296	105,109
Other intangible assets, net	53,242	41,886
Other assets, net	20,746	19,384

Total assets	$727,658	$742,838

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,433	$28,759
Accrued expenses	25,604	25,399
Deferred income on shipments to distributors	26,127	28,470
Income taxes	3,692	6,011

Total current liabilities	79,856	88,639
Long-term obligations and other liabilities	22,372	24,403

Total liabilities	102,228	113,042
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 43,933 and 45,772 shares issued and outstanding at January 1, 2011 and January 2, 2010, respectively	4	5
Additional paid-in capital	49,947	128,262
Retained earnings	579,127	505,885
Accumulated other comprehensive loss	(3,648)	(4,356)

Total stockholders' equity	625,430	629,796

Total liabilities and stockholders' equity	$727,658	$742,838

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Revenues	$493,341	$441,020	$415,630
Cost of revenues	169,097	161,267	159,845

Gross margin	324,244	279,753	255,785
Operating expenses:
Research and development	123,821	104,394	101,205
Selling, general and administrative	113,752	108,848	100,674
In-process research and development	—	—	10,250

Operating expenses	237,573	213,242	212,129

Operating income	86,671	66,511	43,656
Other income (expense):
Interest income	2,318	2,725	10,449
Interest expense	(77)	(180)	(433)
Other income (expense), net	(1,253)	(90)	(556)

Income before income taxes	87,659	68,966	53,116
Provision (benefit) for income taxes	14,417	(4,126)	20,181

Net income	$73,242	$73,092	$32,935

Earnings per share:
Basic	$1.63	$1.62	$0.68
Diluted	$1.57	$1.57	$0.67
Weighted-average common shares outstanding:
Basic	44,845	45,023	48,109
Diluted	46,742	46,542	48,989

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
Balance as of December 29, 2007	52,810	$5	$303,682	$399,858	$—	$703,545
Comprehensive income:
Net income	—	—	—	32,935	—	32,935
Unrealized losses on available-for-sale securities, net of tax of $1,297	—	—	—	—	(2,406)	(2,406)
Unrealized losses on cash flow hedges, net of tax of $1,961	—	—	—	—	(3,642)	(3,642)

Total comprehensive income						26,887
Stock issuances under employee plans, net of shares withheld for taxes	972	—	4,266	—	—	4,266
Income tax benefit from employee stock-based awards	—	—	963	—	—	963
Repurchases of common stock	(9,371)	(1)	(280,286)	—	—	(280,287)
Stock-based compensation	—	—	40,565	—	—	40,565
Purchase acquisition	202	—	6,521	—	—	6,521

Balance as of January 3, 2009	44,613	4	75,711	432,793	(6,048)	502,460
Comprehensive income:
Net income	—	—	—	73,092	—	73,092
Unrealized gains on available-for-sale securities, net of tax of $(522)	—	—	—	—	969	969
Unrealized gains on cash flow hedges, net of tax of $(389)	—	—	—	—	723	723

Total comprehensive income						74,784
Stock issuances under employee plans, net of shares withheld for taxes	1,669	1	25,186	—	—	25,187
Income tax benefit from employee stock-based awards	—	—	3,890	—	—	3,890
Repurchases of common stock	(633)	—	(20,181)	—	—	(20,181)
Stock-based compensation	123	—	43,656	—	—	43,656

Balance as of January 2, 2010	45,772	5	128,262	505,885	(4,356)	629,796
Comprehensive income:
Net income	—	—	—	73,242	—	73,242
Unrealized gains on available-for-sale securities, net of tax of $(143)	—	—	—	—	266	266
Unrealized gains on cash flow hedges, net of tax of $(238)	—	—	—	—	442	442

Total comprehensive income						73,950
Stock issuances under employee plans, net of shares withheld for taxes	1,453	—	18,055	—	—	18,055
Income tax benefit from employee stock-based awards	—	—	3,277	—	—	3,277
Repurchases of common stock	(3,292)	(1)	(140,331)	—	—	(140,332)
Stock-based compensation	—	—	40,684	—	—	40,684

Balance as of January 1, 2011	43,933	$4	$49,947	$579,127	$(3,648)	$625,430

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Operating Activities
Net income	$73,242	$73,092	$32,935
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	11,797	11,887	10,766
Loss on disposal of property and equipment	21	33	685
Amortization of other intangible assets and other assets	7,494	7,842	7,858
Stock-based compensation expense	40,324	43,974	40,669
Purchased in-process research and development	—	—	10,250
Income tax benefit from employee stock-based awards	3,295	2,422	832
Excess income tax benefit from employee stock-based awards	(2,412)	(1,862)	(888)
Deferred income taxes	(552)	1,896	1,816
Changes in operating assets and liabilities:
Accounts receivable	11,342	(19,657)	19,619
Inventories	(7,811)	(3,216)	3,729
Prepaid expenses and other assets	(5,321)	3,362	11,412
Accounts payable	(777)	8,036	(5,634)
Accrued expenses	(2,590)	(825)	(6,202)
Deferred income on shipments to distributors	(2,343)	6,871	(6,849)
Income taxes	(7,774)	(12,914)	(1,316)

Net cash provided by operating activities	117,935	120,941	119,682
Investing Activities
Purchases of available-for-sale investments	(357,777)	(237,968)	(151,470)
Proceeds from sales and maturities of marketable securities	352,779	153,275	304,928
Purchases of property and equipment	(13,850)	(8,943)	(12,525)
Proceeds from the sale of assets	—	—	14,265
Purchases of other assets	(8,372)	(6,408)	(7,551)
Acquisitions of businesses, net of cash acquired	(28,021)	(4,300)	(78,477)

Net cash provided by (used in) investing activities	(55,241)	(104,344)	69,170
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	18,055	25,187	4,264
Excess income tax benefit from employee stock-based awards	2,412	1,862	888
Repurchases of common stock	(140,331)	(20,181)	(286,140)

Net cash provided by (used in) financing activities	(119,864)	6,868	(280,988)
Increase (decrease) in cash and cash equivalents	(57,170)	23,465	(92,136)
Cash and cash equivalents at beginning of period	195,737	172,272	264,408

Cash and cash equivalents at end of period	$138,567	$195,737	$172,272

Supplemental Disclosure of Cash Flow Information:
Interest paid	$90	$279	$440

Income taxes paid	$20,780	$4,500	$18,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal 2010 and 2009 were 52-week years and ended on January 1, 2011 and January 2, 2010, respectively. Fiscal 2008 was a 53-week year with the extra week occurring in the first quarter and ended on January 3, 2009. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions

        The Company's foreign subsidiaries are considered to be extensions of the U.S. Company. The functional currency of these subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income (expense), net in the Consolidated Statements of Income.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, stock-based compensation, investments in auction-rate securities, acquired intangible assets, goodwill, long-lived assets and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

2. Significant Accounting Policies (Continued)

  Level 3—Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company's own data.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash deposits, money market funds and investments in debt securities with original maturities of ninety days or less when purchased.

Investments

        The Company's investments consist primarily of corporate bonds, variable-rate demand notes, municipal bonds, U.S. government agency bonds and discount notes, international government bonds, U.S. Treasury bills, certificate of deposits, commercial paper and auction-rate securities. These securities typically have original maturities greater than ninety days as of the date of purchase and are classified as either available-for-sale or trading securities. Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statement of Income. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term. The Company's long-term investments consist of auction-rate securities.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

2. Significant Accounting Policies (Continued)

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

Inventories

        Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. The Company writes down the carrying value of inventory to net realizable value for estimated obsolescence or unmarketable inventory based upon assumptions about the age of inventory, future demand and market conditions. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets ranging from three to five years. Leasehold improvements are depreciated over the contractual lease period or their useful life, whichever is shorter.

Long-Lived Assets

        Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from two to twelve years. Fair values are determined primarily using the income approach, in which the Company projects future expected cash flows and applies an appropriate discount rate.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

2. Significant Accounting Policies (Continued)

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

Stock-Based Compensation

        The Company has stock-based compensation plans, which are more fully described in Note 12, Stock-Based Compensation. The Company accounts for those plans using a fair-value method and recognizes the expense in its Consolidated Statement of Income.

Research and Development

        Research and development costs are expensed as incurred. Research and development expense consists primarily of personnel-related expenses, including stock compensation, new product mask, wafer, packaging and test costs, external consulting and services costs, equipment tooling, equipment depreciation, amortization of acquired intangible assets, as well as an allocated portion of our occupancy costs for such operations. Assets purchased to support the Company's ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or that have alternative future uses, and are amortized over their estimated useful lives.

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.4 million, $1.5 million and $1.7 million in fiscal 2010, 2009 and 2008, respectively.

Income Taxes

        The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

2. Significant Accounting Policies (Continued)

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

        Uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. See further discussion in Note 15, Income Taxes.

Recent Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The ASU clarifies that when presenting comparative financial statements, an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

        In January 2010, the FASB issued FASB ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures about significant transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. The ASU also clarifies existing disclosure requirements regarding inputs and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities for which separate fair value measurements should be disclosed. The Company adopted ASU 2010-06 at the beginning of fiscal 2010, except for the separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the Company at the beginning of fiscal 2011. The adoption of this ASU did not have a material impact, and the deferred provisions of this ASU are not expected to have a material impact, on the Company's financial statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

3. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Net income	$73,242	$73,092	$32,935

Shares used in computing basic earnings per share	44,845	45,023	48,109
Effect of dilutive securities:
Stock options and other stock-based awards	1,897	1,519	880

Shares used in computing diluted earnings per share	46,742	46,542	48,989

Earnings per share:
Basic	$1.63	$1.62	$0.68
Diluted	$1.57	$1.57	$0.67

        Approximately 0.6 million, 2.1 million and 4.2 million weighted-average dilutive potential shares of common stock have been excluded from the diluted earnings per share calculation for fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively, as they were anti-dilutive.

4. Cash, Cash Equivalents and Investments

        The Company's cash equivalents and short-term investments as of January 1, 2011 consisted primarily of corporate bonds, U.S. Treasury bills, money market funds, variable-rate demand notes, municipal bonds, U.S. government agency bonds and discount notes, international government bonds, certificates of deposit and commercial paper. The Company's long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of the Company's auction-rate securities failed because sell orders exceeded buy orders. As of January 1, 2011, the Company held $19.7 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.7 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of January 1, 2011, $17.7 million of the auction-rate securities had credit ratings of AAA and $2.0 million had a credit rating of A. These securities had contractual maturity dates ranging from 2029 to 2046 and with current yields of 0.6% to 3.3% per year at January 1, 2011. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

        The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of January 1, 2011.

        The Company's cash, cash equivalents and investments consist of the following (in thousands):

	January 1, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$40,644			$40,644
Available-for-sale securities:
U.S. Treasury bills	50,096	$—	$1	50,097
Money market funds	45,167	—	—	45,167
Commercial paper	2,659	—	—	2,659

Total available-for-sale securities	97,922	—	1	97,923

Total cash and cash equivalents	$138,566	$—	$1	$138,567

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$88,183	$(46)	$381	$88,518
Variable-rate demand notes	39,425	—	—	39,425
Municipal bonds	38,408	(18)	24	38,414
U.S. government agency	34,635	(5)	50	34,680
International government bonds	10,792	—	38	10,830
U.S. Treasury bills	6,998	—	1	6,999
Certificates of deposit	5,744	(2)	—	5,742
Commercial paper	2,687	—	—	2,687

Total short-term investments	$226,872	$(71)	$494	$227,295

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$19,725	$(2,225)	$—	$17,500

Total long-term investments	$19,725	$(2,225)	$—	$17,500

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

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
January 1, 2011 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

        The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of January 1, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$22,272	$(18)	$—	$—	$22,272	$(18)
Corporate bonds	17,538	(44)	1,298	(2)	18,836	(46)
Auction rate securities	—	—	17,500	(2,225)	17,500	(2,225)
U.S. government agency	17,007	(5)	—	—	17,007	(5)
Certificates of deposit	1,569	(2)	—	—	1,569	(2)

	$58,386	$(69)	$18,798	$(2,227)	$77,184	$(2,296)

	Less Than 12 Months		12 Months or Greater		Total
As of January 2, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$39,513	$(133)	$—	$—	$39,513	$(133)
Auction rate securities	—	—	24,676	(2,649)	24,676	(2,649)
International government bonds	5,213	(10)	—	—	5,213	(10)
U.S. government agency	4,978	(25)	—	—	4,978	(25)
Municipal bonds	1,643	(3)	—	—	1,643	(3)

	$51,347	$(171)	$24,676	$(2,649)	$76,023	$(2,820)

        The gross unrealized losses as of January 1, 2011 and January 2, 2010 were due primarily to the illiquidity of the Company's auction-rate securities and, to a lesser extent, to changes in market interest rates.

        The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at January 1, 2011 (in thousands):

	Cost	Fair Value
Due in one year or less	$187,404	$187,573
Due after one year through three years	97,965	98,220
Due after ten years	59,150	56,925

	$344,519	$342,718

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

5. Derivative Financial Instruments

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

        The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of January 1, 2011, no portions of the gains or losses from the hedging instruments were excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

        The Company's derivative financial instruments consisted of the following (in thousands):

	January 1, 2011
	Balance Sheet Location	Fair Value
Interest rate swaps:	Accrued expenses	$344
	Long-term obligations and other liabilities	3,467

	Total	$3,811

        The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the Year Ended		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	January 1, 2011	January 2, 2010		January 1, 2011	January 2, 2010
Interest rate swaps	$(2,640)	$(1,681)	Rent expense	$(3,321)	$(2,792)

        The Company expects to reclassify $2.2 million of its interest rate swap losses included in accumulated other comprehensive loss as of January 1, 2011 into earnings in the next 12 months, which is offset by lower rent payments.

        The Company's interest rate swap agreements contain provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company's

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

5. Derivative Financial Instruments (Continued)

unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. Both of the Company's interest rate swaps were in a net liability position at January 1, 2011. No collateral has been posted with the counterparties as of January 1, 2011.

6. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at January 1, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
U.S. Treasury bills	$50,097	$—	$—	$50,097
Money market funds	45,167	—	—	45,167
Commercial paper	2,659	—	—	2,659

Total cash equivalents	$97,923	$—	$—	$97,923
Short-term Investments:
Corporate bonds	$88,518	$—	$—	$88,518
Variable-rate demand notes	39,425	—	—	39,425
Municipal bonds	38,414	—	—	38,414
U.S. government agency	34,680	—	—	34,680
International government bonds	10,830	—	—	10,830
U.S. Treasury bills	6,999	—	—	6,999
Certificates of deposit	5,742	—	—	5,742
Commercial paper	2,687	—	—	2,687

Total short-term investments	$227,295	$—	$—	$227,295
Long-term Investments:
Auction rate securities	$—	$—	$17,500	$17,500

Total long-term investments	$—	$—	$17,500	$17,500

Total	$325,218	$—	$17,500	$342,718

Liabilities:
Derivative instruments	$—	$3,811	$—	$3,811
Contingent consideration	—	—	1,780	1,780

Total	$—	$3,811	$1,780	$5,591

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

6. Fair Value of Financial Instruments (Continued)

	Fair Value Measurements at January 2, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$167,139	$—	$—	$167,139
U.S. Treasury bills	5,000	—	—	5,000
U.S. government agency	1,976	—	—	1,976

Total cash equivalents	$174,115	$—	$—	$174,115
Short-term Investments:
Corporate bonds	$74,486	$—	$—	$74,486
U.S. government agency	41,821	—	—	41,821
Municipal bonds	37,530	—	—	37,530
U.S. Treasury bills	21,495	—	—	21,495
International government bonds	12,463	—	—	12,463
Commercial paper	2,699	—	—	2,699
Auction rate securities and put option	—	—	23,992	23,992

Total short-term investments	$190,494	$—	$23,992	$214,486
Long-term Investments:
Auction rate securities	$—	$—	$24,676	$24,676

Total long-term investments	$—	$—	$24,676	$24,676

Total	$364,609	$—	$48,668	$413,277

Liabilities:
Derivative instruments	$—	$4,491	$—	$4,491

Total	$—	$4,491	$—	$4,491

        The Company's cash equivalents and short-term investments (other than its auction-rate securities and put option) are valued using quoted prices and other relevant information generated by market transactions involving identical assets. The Company's auction-rate securities and put option are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities, a discount to reflect the Company's inability to liquidate the securities and counterparty risk. The Company's derivative instruments are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include quoted interest swap rates and market observable data of similar instruments. The Company's contingent consideration is valued using a probability weighted discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for possible outcomes if certain milestone goals are achieved, the probability of achieving each outcome and discount rates.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

6. Fair Value of Financial Instruments (Continued)

        The following summarizes the activity in Level 3 financial instruments for the years ended January 1, 2011 and January 2, 2010 (in thousands):

Assets	Auction Rate Securities	Put Option	Total
Balance at January 2, 2010	$45,575	$3,093	$48,668
Net purchases, sales, issuances and settlements (1)	(31,142)	(2,226)	(33,368)
Unrealized gains	179	—	179
Net recognized gains (losses)	2,888	(867)	2,021

Balance at January 1, 2011	$17,500	$—	$17,500

	Auction Rate Securities	Put Option	Total
Balance at January 3, 2009	$46,859	$4,962	$51,821
Net purchases, sales, issuances and settlements	(4,574)	(301)	(4,875)
Unrealized gains (losses)	1,855	—	1,855
Net recognized gains (losses)	1,435	(1,568)	(133)

Balance at January 2, 2010	$45,575	$3,093	$48,668

Gain (loss) for period included in earnings attributable to the Level 3 financial instruments still held at January 2, 2010 related to:
Trading securities	$1,435	$—	$1,435
Fair value of the put option	—	(1,568)	(1,568)

	$1,435	$(1,568)	$(133)

Liabilities	Contingent Consideration
Balance at January 2, 2010	$—
Net purchases, sales, issuances and settlements (2)	1,840
Recognized gain	(60)

Balance at January 1, 2011	$1,780

Gain for period included in earnings attributable to contingent consideration still held at January 1, 2011:	$60

(1)
The Company previously held $23.5 million par value auction-rate securities purchased through UBS AG. During fiscal 2010, the Company sold these securities to UBS at par value under an agreement which provided the Company with certain rights to sell to UBS the auction-rate securities that were purchased through them.

(2)
In connection with the acquisition of ChipSensors, the Company recorded contingent consideration based upon the achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

6. Fair Value of Financial Instruments (Continued)

  discounted cash flow model are recorded in selling, general and administrative expenses in the Consolidated Statement of Income. Changes resulting from foreign currency remeasurement adjustments to the contingent consideration liability are recorded in other income (expense), net.

        The Company's other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

7. Balance Sheet Details

        Balance sheet details consist of the following (in thousands):

Inventories

	January 1, 2011	January 2, 2010
Work in progress	$32,977	$24,642
Finished goods	6,473	6,870

	$39,450	$31,512

Property and Equipment

	January 1, 2011	January 2, 2010
Equipment	$40,520	$36,232
Computers and purchased software	29,501	39,296
Furniture and fixtures	3,051	3,174
Leasehold improvements	21,042	19,029

	94,114	97,731
Accumulated depreciation	(64,169)	(69,946)

	$29,945	$27,785

Accrued Expenses

	January 1, 2011	January 2, 2010
Accrued compensation and benefits	$15,115	$15,757
Other	10,489	9,642

	$25,604	$25,399

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

7. Balance Sheet Details (Continued)

Long-term Obligations and Other Liabilities

	January 1, 2011	January 2, 2010
Unrecognized tax benefits (including interest)	$10,187	$12,025
Other	12,185	12,378

	$22,372	$24,403

8. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. The Company places its cash equivalents and investments primarily in corporate bonds, U.S. Treasury bills, money market funds, variable-rate demand notes, municipal bonds, U.S. government agency bonds and discount notes, international government bonds, certificates of deposit, commercial paper and auction-rate securities. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consist of the following:

	January 1, 2011	January 2, 2010
Avnet	18%	14%
Macnica	14%	**
Edom Technology	11%	33%

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

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

8. Risks and Uncertainties (Continued)

Company refers to the end customer as its customer. None of the Company's contract manufacturers accounted for greater than 10% of revenue during fiscal 2010, 2009 or 2008. The Company's end customers and distributors that accounted for greater than 10% of revenue consists of the following:

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
End Customers
Samsung	**	16%	**
Distributors
Edom Technology	28%	27%	31%
Avnet	14%	10%	**

**
Less than 10% of revenue

9. Acquisitions

Silicon Clocks

        In April 2010, the Company acquired Silicon Clocks, Inc., a privately held company that designed and developed microelectromechanical system (MEMS) technology to enable the manufacture of silicon resonators and sensors directly on standard CMOS wafers. The Company acquired Silicon Clocks for approximately $21.0 million in cash. Of such consideration, $2.0 million was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters.

        The Company recorded the purchase of Silicon Clocks using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Silicon Clocks' operations are included in the Company's consolidated results of operations beginning with the date of the acquisition. Revenues and earnings of Silicon Clocks and pro forma financial information have not been presented because the results of Silicon Clocks' operations were not material. Acquisition-related costs were not significant.

        The Company believes that the acquisition will enable the Company to accelerate its entry into the low end timing market while further scaling the Company's engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill was allocated to the Company's one operating segment and

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

9. Acquisitions (Continued)

is not expected to be deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$9,470	9.8
Developed technology	230	3.0
Customer relationships	30	2.0

	9,730
Cash and cash equivalents	514
Other current assets	473
Deferred tax assets—non-current	10,617
Other non-current assets	322
Goodwill	4,113
Current liabilities	(1,338)
Deferred tax liabilities—non-current	(3,406)

Total purchase price	$21,025

        In-process research and development (IPR&D) represents acquired technology that had not achieved technological feasibility as of the acquisition closing date and had no alternative future use. These costs were recorded as indefinite-lived intangible assets. The assets are tested for impairment through their completion and then amortized to research and development expense over their useful lives. The fair value of each project was determined using the income approach. The discount rate applicable to the cash flows was 19.0%. This rate reflects the weighted-average cost of capital and the risks inherent in the development process. The IPR&D recorded in connection with the acquisition consisted of the following (in thousands):

Project	Fair Value
Resonator	$5,200
Clocks	4,270

$9,470

        The Company is developing the IPR&D projects using MEMS technology. The remaining research and development efforts include additional design, integration and testing. As of the acquisition date, the Company projected the costs to complete the projects to be $8.1 million. Such costs have been consistent with the Company's assumptions at the time of the acquisition.

ChipSensors

        In October 2010, the Company acquired ChipSensors Ltd, a privately held company for approximately $11.7 million, including contingent consideration with an estimated fair value of $1.8 million at the date of acquisition. ChipSensors created innovative single-chip CMOS sensors

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

9. Acquisitions (Continued)

designed to detect temperature, humidity and gases. The Company recorded the purchase of Silicon Clocks using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price was allocated as follows: intangible assets—$9.1 million; goodwill—$3.1 million; and net tangible assets—$(0.5) million. Revenues and earnings of ChipSensors and pro forma financial information have not been presented because the results of ChipSensors' operations were not material. The purchase price allocation is preliminary and subject to revision as more detailed analysis is completed and additional information about the fair value of assets and liabilities becomes available. Adjustments in the fair value of the net assets acquired may affect the calculation of goodwill.

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

        The acquisition was recorded using the purchase method of accounting and accordingly, the results of Integration Associates' operations are included in the Company's consolidated results of operations beginning with the date of the acquisition. Pro forma financial information has not been presented since the effect of the acquisition was not material. The Company believes that the acquisition enables the Company to address new product vectors, accelerates its entry into certain markets and further scales the Company's engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

9. Acquisitions (Continued)

goodwill was allocated to the Company's one operating segment and is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

10. Goodwill and Other Intangible Assets

Goodwill

        The following summarizes the activity in goodwill for the years ended January 1, 2011 and January 2, 2010 (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010
Beginning balance	$105,109	$105,515
Additions due to business combinations	7,187	—
Adjustments	—	(406)

Ending balance	$112,296	$105,109

Other Intangible Assets

        The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

		January 1, 2011		January 2, 2010
	Weighted-Average Amortization Period (Years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Subject to amortization:
Core and developed technology	9.4	$64,270	$(22,383)	$54,920	$(16,024)
Customer relationships	6.6	3,410	(1,766)	3,380	(1,188)
Patents	7.0	2,898	(2,657)	4,638	(3,921)
Internal use software	—	—	—	600	(519)

	9.1	70,578	(26,806)	63,538	(21,652)
Not subject to amortization:
In-process research and development	Not amortized	9,470	—	—	—

Total intangible assets		$80,048	$(26,806)	$63,538	$(21,652)

        The increase in intangible assets in fiscal 2010 was from the acquisition of Silicon Clocks and ChipSensors. Amortization expense related to intangible assets for fiscal 2010, 2009 and 2008 was $7.5 million, $7.8 million and $5.7 million, respectively. Fully amortized assets are written off against

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

10. Goodwill and Other Intangible Assets (Continued)

accumulated amortization. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2011	$7,892
2012	7,421
2013	5,980
2014	5,171
2015	4,779

11. Stockholders' Equity

Common Stock

        The Company issued 1.5 million shares of common stock during fiscal 2010, net of 0.2 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company's stock incentive plans.

Share Repurchase Programs

        In July 2010, the Board of Directors adopted a share repurchase program to repurchase up to $150 million of the Company's common stock through 2011. The new program became effective immediately and terminated the remaining share repurchase authorization of the prior program. The most recent prior program, which was announced in October 2009, authorized the repurchase up to $150 million of the Company's common stock through 2010. The Company's repurchase program announced in October 2008 authorized the repurchase of up to $100 million of the Company's common stock over a 12-month period, and was completed in November 2009. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 3.3 million shares, 0.6 million shares and 9.4 million shares of its common stock for $140.3 million, $20.2 million and $280.3 million during fiscal 2010, 2009 and 2008, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

11. Stockholders' Equity (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available- For-Sale Securities	Total
Balance at January 2, 2010	$(2,919)	$(1,437)	$(4,356)
Change associated with current period transactions, net of tax	(1,716)	185	(1,531)
Amount reclassified into earnings, net of tax	2,158	81	2,239

Balance at January 1, 2011	$(2,477)	$(1,171)	$(3,648)

12. Stock-Based Compensation

        In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the "2009 Plan") and the 2009 Employee Stock Purchase Plan (the "2009 Purchase Plan"). The 2009 Plan is currently effective, and no further grants will be issued under the Company's 2000 Stock Incentive Plan (the "2000 Plan") as of the effective date of the 2009 Plan. The 2009 Plan has a term of 10 years from the shareholders' approval date. The 2009 Purchase Plan became effective upon the termination of the previous Employee Stock Purchase Plan (the "Purchase Plan"), on April 30, 2010.

        The amount of shares reserved for the Purchase Plan increased by 230 thousand shares on the first stock market trading day of 2010. There is no provision for an automatic share reserve increase in either the 2009 Plan or the 2009 Purchase Plan.

2009 Stock Incentive Plan

        Under the 2009 Plan, the following may be granted: stock options, stock appreciation rights, performance shares, performance stock units, restricted stock units (RSUs), restricted stock awards (RSAs), performance-based awards and other awards (collectively, all such grants are referred to as "awards"). Awards of stock options and stock appreciation rights each deduct one share from the 2009 Plan shares available for issuance for each share granted, and full value awards (awards other than for which the participant is required to pay at least the fair market value of the underlying shares on the date of grant) deduct 1.55 shares from the 2009 Plan shares available for issuance for each share granted. Awards granted under the 2009 Plan generally contain vesting provisions ranging from three to four years. The exercise price of stock options granted under the 2009 Plan may not be less than 100% of the fair market value of a share of our common stock on the date of grant. To the extent awards granted under the 2009 Plan terminate, expire or lapse for any reason, or are settled in cash, shares subject to such awards will again be available for grant.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

12. Stock-Based Compensation (Continued)

2000 Stock Incentive Plan

        In fiscal 2000, the Company's Board of Directors and stockholders approved the 2000 Plan. The 2000 Plan contains programs for (i) the discretionary granting of stock options to employees, non-employee board members and consultants for the purchase of shares of the Company's common stock, (ii) the discretionary issuance of common stock directly (as granted under direct issuance shares in RSAs and RSUs), (iii) the granting of special below-market stock options to executive officers and other highly compensated employees of the Company for which the exercise price can be paid using payroll deductions and (iv) the automatic issuance of stock options to non-employee board members. The discretionary issuance of common stock, RSUs and stock options generally contain vesting provisions ranging from three to eight years. If permitted by the Company, stock options can be exercised immediately and, similar to the direct issuance shares, are subject to repurchase rights which generally lapse in accordance with the vesting schedule. The repurchase rights provide that upon certain defined events, the Company can repurchase unvested shares at the price paid per share. The term of each stock option is no more than ten years from the date of grant.

Stock Grants and Modifications

        The Company granted to its employees 0.8 million and 0.2 million shares of full value awards from the 2009 Plan during fiscal 2010 and 2009, respectively. The Company granted to its employees zero, zero and 0.3 million stock options, and zero, 0.8 million and 1.0 million of full value awards from the 2000 Plan during fiscal 2010, 2009 and 2008, respectively. There were no significant modifications made to any stock grants during these periods.

2009 Employee Stock Purchase Plan

        The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (the "423(b) Plan"), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the "Non-423(b) Plan"). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company's common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2010, the Company issued 75 thousand shares under the 2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted under the 2009 Purchase Plan for fiscal 2010 was $12.84 per share.

Employee Stock Purchase Plan

        The Purchase Plan was adopted by the Company's Board of Directors in fiscal 2000. Eligible employees could purchase a limited number of shares of the Company's common stock at 85% of the market value during a series of offering periods. Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months. During fiscal 2010, 2009 and 2008, the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

12. Stock-Based Compensation (Continued)

Company issued 79 thousand, 148 thousand and 120 thousand shares, respectively, under the Purchase Plan to its employees. There were no purchase rights granted under the Purchase Plan for fiscal 2010.

Accounting for Stock-Based Compensation

        Stock-based compensation costs are generally based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of full value awards generally equal their intrinsic value on the date of grant.

        The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based upon a combination of both historical volatility and implied volatility derived from traded options on the Company's stock in the marketplace. Expected term is derived from an analysis of historical exercises and remaining contractual life of options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus it has assumed a 0% dividend yield.

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

        The fair values of stock options and RSUs are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The fair values of RSAs are fully expensed in the period of grant, when shares are immediately issued with no vesting restrictions. Compensation expense recognized is shown in the operating activities section of the Consolidated Statements of Cash Flows.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

12. Stock-Based Compensation (Continued)

        The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
2009 Stock Incentive Plan:
Expected volatility	—	n/a	n/a
Risk-free interest rate %	—	n/a	n/a
Expected term (in years)	—	n/a	n/a
Dividend yield	—	n/a	n/a
2000 Stock Incentive Plan:
Expected volatility	n/a	—	44%
Risk-free interest rate %	n/a	—	2.6%
Expected term (in years)	n/a	—	5.0
Dividend yield	n/a	—	—
2009 Employee Stock Purchase Plan:
Expected volatility	32%	n/a	n/a
Risk-free interest rate %	0.4%	n/a	n/a
Expected term (in months)	15	n/a	n/a
Dividend yield	—	n/a	n/a
Employee Stock Purchase Plan:
Expected volatility	n/a	44%	41%
Risk-free interest rate %	n/a	0.3%	1.3%
Expected term (in months)	n/a	8	12
Dividend yield	n/a	—	—

n/a—Not
applicable

        There were no stock options granted during fiscal 2010 or 2009.

        A summary of stock-based compensation activity with respect to fiscal 2010 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 2, 2010	4,046	$33.86
Granted	—	$—
Exercised	(758)	$29.60
Cancelled or expired	(288)	$51.32

Outstanding at January 1, 2011	3,000	$33.26	4.0	$40,086
Vested at January 1, 2011 and expected to vest	2,998	$33.26	4.0	$40,060
Exercisable at January 1, 2011	2,778	$33.22	3.9	$37,381

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

12. Stock-Based Compensation (Continued)

RSAs and RSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 2, 2010	2,232	$0.00
Granted	823	$0.00
Issued	(746)	$0.00
Cancelled or expired	(103)	$0.00

Outstanding at January 1, 2011	2,206	$0.00	1.1	$101,513
Outstanding at January 1, 2011 and expected to vest	2,076	$0.00	1.1	$95,517

        The following summarizes the Company's weighted average fair value at the date of grant:

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Per grant of stock options	$—	$—	$12.92
Per grant of RSAs or RSUs	$44.88	$27.45	$31.77

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Intrinsic value of stock options exercised	$14,087	$14,549	$5,454
Intrinsic value of RSAs and RSUs that vested	$32,109	$23,983	$19,469
Grant date fair value of RSAs and RSUs that vested	$25,398	$22,764	$22,420

        The Company had approximately $44.8 million of total unrecognized compensation costs related to stock options and RSUs at January 1, 2011 that are expected to be recognized over a weighted-average period of 1.4 years. There were no significant stock compensation costs capitalized into assets in any of the periods presented.

        The Company received cash of $18.1 million for the issuance of common stock, net of shares withheld for taxes during fiscal 2010. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, issuance of RSAs, and vesting of RSUs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

12. Stock-Based Compensation (Continued)

        The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Cost of revenues	$1,435	$1,457	$1,437
Research and development	17,017	13,866	14,906
Selling, general and administrative	21,872	28,651	24,326

	40,324	43,974	40,669
Income tax benefit	5,462	6,221	5,647

	$34,862	$37,753	$35,022

        As of January 1, 2011, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	4,386
2009 Stock Incentive Plan	6,512
2009 Employee Stock Purchase Plan	1,175

Total shares reserved	12,073

13. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $2.6 million, $2.2 million and $2.2 million to the 401(k) Plan during fiscal 2010, 2009 and 2008, respectively.

14. Commitments and Contingencies

Operating Leases

        The Company leases its facilities under operating lease agreements that expire at various dates through 2019. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

        Rent expense under operating leases was $5.0 million, $5.1 million and $3.8 million for fiscal 2010, 2009 and 2008, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

14. Commitments and Contingencies (Continued)

        The minimum annual future rentals under the terms of these leases as of January 1, 2011 are as follows (in thousands):

Fiscal Year
2011	$7,676
2012	7,542
2013	3,423
2014	1,522
2015	1,475
Thereafter	4,485

Total minimum lease payments	26,123
Minimum sublease rental income	(6,259)

Total net minimum lease payments	$19,864

        Headquarters Leases

        In March 2006, the Company entered into an operating lease agreement and a related participation agreement for a facility at 400 W. Cesar Chavez ("400 WCC") in Austin, Texas for its corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $1.4 million over the remaining term assuming LIBOR averages 0.30% during such term).

        In March 2008, the Company entered into an operating lease agreement and a related participation agreement for a facility at 200 W. Cesar Chavez ("200 WCC") in Austin, Texas for the expansion of its corporate headquarters. The lease has a term of five years. The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $2.1 million over the remaining term assuming LIBOR averages 0.30% during such term).

        The Company has granted certain rights and remedies to the lessors in the event of certain defaults, including the right to terminate the leases, to bring suit to collect damages, and to compel the Company to purchase the facilities. The leases contain other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million. If the Company's unencumbered cash and highly-rated short-term investments are less than $150 million, it must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1. As of January 1, 2011, the Company believes it was in compliance with all covenants of the leases.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

14. Commitments and Contingencies (Continued)

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

        The Company is required to periodically evaluate the expected fair value of each facility at the end of the lease terms. If the Company determines that it is estimable and probable that the expected fair values will be less than $44.3 million for 400 WCC and $50.1 million for 200 WCC, it will ratably accrue the loss up to a maximum of approximately $35.3 million and $40.0 million, respectively, over the remaining lease terms as additional rent expense. As of January 1, 2011, the Company does not believe that a loss contingency accrual is required for either property. However, a prolonged economic downturn could increase the likelihood of such a loss accrual.

        Interest Rate Swap Agreements

        In connection with its headquarters leases, during fiscal 2008 the Company entered into interest rate swap agreements as a hedge against the variable rent under the leases. Under the terms of the swap agreements, the Company has effectively converted the variable rents to fixed rents through March 2011 for 400 WCC and March 2013 for 200 WCC. See Note 5, Derivative Financial Instruments, for additional information.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

14. Commitments and Contingencies (Continued)

        The parties in the approximately 300 coordinated cases, including the parties in the case against the Company, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on January 10, 2010. Six notices of appeal and one petition seeking permission to appeal were filed before the United States Court of Appeals for the Second Circuit. Two appeals are proceeding on behalf of objectors to the settlement. Plaintiffs have moved to dismiss both appeals. The motions are fully briefed. The remaining objectors withdrew their appeals with prejudice.

        As the litigation process is inherently uncertain, the Company is unable to predict the outcome of the above described matter if the settlement does not survive appeal. While the Company does maintain liability insurance, it could incur losses that are not covered by its liability insurance or that exceed the limits of its liability insurance. Such losses could have a material impact on the Company's business and its results of operations or financial position.

        Other

        The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its consolidated financial position or results of operations.

Discontinued Operations Indemnification

        In fiscal 2007, the Company sold its Aero transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the "Aero product lines") to NXP B.V. and NXP Semiconductors France SAS (collectively "NXP"). In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters. There is no contractual limit on exposure with respect to such matters. As of January 1, 2011, the Company had no material liabilities recorded with respect to this indemnification obligation.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

15. Income Taxes

        Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Current:
Domestic	$10,824	$(11,560)	$14,557
International	4,145	5,538	3,808

Total Current	14,969	(6,022)	18,365
Deferred:
Domestic	(192)	2,234	2,261
International	(360)	(338)	(445)

Total Deferred	(552)	1,896	1,816

	$14,417	$(4,126)	$20,181

        The Company's provision (benefit) for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate benefit	(15.6)	(16.7)	(14.4)
Research and development tax credits	(6.1)	(3.1)	(2.1)
In-process research and development	—	—	6.8
Release of prior year unrecognized tax benefits	(3.6)	(23.4)	(12.5)
Intercompany technology license	4.4	—	22.1
Excess officer compensation	2.0	1.8	1.5
Stock-based compensation	0.2	0.3	3.0
Tax-exempt interest income	(0.1)	(0.6)	(3.0)
Other	0.2	0.7	1.6

	16.4%	(6.0)%	38.0%

        The effective tax rate for fiscal 2010 increased from fiscal 2009, primarily due to the resolution of uncertain tax positions as a result of entering into an Advance Pricing Agreement with the U.S. Internal Revenue Service during the fourth quarter of fiscal 2009. In addition, the effective tax rate for fiscal 2010 increased from the prior period due to the intercompany license of certain technology obtained in the acquisition of Silicon Clocks during the second quarter of fiscal 2010. The increase in the effective tax rate was partially offset by an increase in the federal research and development credit in fiscal 2010. The effective tax rate for fiscal 2009 decreased from fiscal 2008, primarily due to the resolution of uncertain tax positions as a result of entering into a unilateral Advance Pricing Agreement with the U.S. Internal Revenue Service during the fourth quarter of fiscal 2009. In addition, the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

15. Income Taxes (Continued)

effective tax rate for fiscal 2009 decreased from fiscal 2008 due to the intercompany license of certain technology and the non-deductible write-off of in-process research and development costs during fiscal 2008, both of which were related to the acquisition of Integration Associates during fiscal 2008.

        Income before income taxes included approximately $40.1 million, $39.5 million and $22.6 million related to foreign operations in fiscal 2010, 2009 and 2008, respectively.

        At the end of fiscal 2010, undistributed earnings of the Company's foreign subsidiaries of approximately $261.9 million are considered permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

        Significant components of the Company's deferred taxes as of January 1, 2011 and January 2, 2010 are as follows (in thousands):

	January 1, 2011	January 2, 2010
Deferred tax assets:
Net operating loss carryforwards	$10,927	$2,246
Research and development tax credit carryforwards	4,880	3,926
Stock compensation	10,204	9,853
Depreciable assets	31,489	33,407
Reserves and allowances	136	335
Unrealized losses on available-for-sale securities	631	774
Unrealized losses on cash flow hedges	1,334	1,572
Deferred income on shipments to distributors	3,299	1,778
Accrued liabilities and other	4,559	4,629

	67,459	58,520
Less: Valuation allowance	—	—

	67,459	58,520
Deferred tax liabilities:
Acquired intangibles	15,536	13,882
Long term obligations for tax purposes	33,023	33,023
Prepaid expenses and other	1,234	857

	49,793	47,762

Net deferred tax assets	$17,666	$10,758

        As of January 1, 2011, the Company had federal net operating loss and research and development credit carryforwards of approximately $25.0 million and $0.3 million, respectively, as a result of the Cygnal Integrated Products and Silicon Clocks acquisitions. These carryforwards expire in fiscal years 2019 through 2030. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used. The Company had foreign net operating loss carryforwards of approximately $4.8 million as a result of the ChipSensors acquisition which do not expire.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

15. Income Taxes (Continued)

        The Company also had state loss and research and development credit carryforwards of approximately $44.6 million and $7.1 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates and Silicon Clocks acquisitions. Certain of these carryforwards expire in fiscal years 2023 through 2029 and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the values used for income tax purposes. The Company recorded net deferred tax assets of approximately $7.2 million related to the acquisition of Silicon Clocks in April 2010 and net deferred tax liabilities of approximately $0.5 million related to the acquisition of ChipSensors in October 2010 due to differences between book and tax bases of acquired assets and assumed liabilities. Management believes that the Company's results of future operations will generate sufficient taxable income such that it is "more likely than not" that the deferred tax assets will be realized.

        The Company's operations in Singapore are subject to reduced tax rates through 2019, as long as certain conditions are met. The income tax benefit reflected in earnings was approximately $6.1 million (representing $0.13 per diluted share) in fiscal 2010 and approximately $6.3 million (representing $0.13 per diluted share) in fiscal 2009.

        The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Beginning balance	$12,160	$32,695	$27,301
Additions based on tax positions related to current year	1,742	—	8,127
Additions based on tax positions related to prior years	—	4,127	3,906
Reductions for tax positions related to prior years	(3,113)	(14,954)	—
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	—	(1,197)	(6,639)
Reductions for settlements with taxing authorities	—	(8,511)	—

Ending balance	$10,789	$12,160	$32,695

        At January 1, 2011, the Company had gross unrecognized tax benefits of $10.8 million, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company did not recognize any interest in the provision for income taxes in fiscal 2010. During fiscal 2009 and 2008, the Company recognized $0.8 million and $0.9 million of interest, respectively, net of tax, in the provision for income taxes. In addition, the Company had decreases of interest, net of tax, of $0.1 million in fiscal 2010, of $1.8 million in fiscal 2009 and of $1.2 million in fiscal 2008. The Company has not made an accrual for the payment of interest related to unrecognized tax positions at the end of fiscal 2010. The Company

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

15. Income Taxes (Continued)

had accrued $0.1 million for the payment of interest related to unrecognized tax positions at the end of fiscal 2009.

        The tax years 2004 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. During the third quarter of 2010, the examination of the Company's 2005 through 2008 federal income tax returns by the U.S. Internal Revenue Service was completed. The Company is not currently under audit in any major taxing jurisdiction.

16. Segment Information

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

        Revenue is attributed to a geographic area based on the end customer's shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
United States	$69,753	$54,065	$51,829
China	137,703	105,509	94,779
Taiwan	76,991	68,320	79,351
South Korea	65,409	91,974	56,364
Rest of world	143,485	121,152	133,307

Total	$493,341	$441,020	$415,630

        The following summarizes the Company's property and equipment, net by geographic area (in thousands):

	January 1, 2011	January 2, 2010
United States	$20,559	$22,528
Singapore	8,017	3,739
Rest of world	1,369	1,518

Total	$29,945	$27,785

17. Subsequent Event

        On January 25, 2011, the Company acquired Spectra Linear, Inc., a privately held company, for approximately $40 million in cash, subject to certain working capital adjustments, plus potential additional consideration of up to $10 million tied to the revenue of the acquired products exceeding $16 million during 2011. Spectra Linear is a late-stage private company offering integrated timing solutions.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 1, 2011 (Continued)

17. Subsequent Event (Continued)

        One of the Company's directors, Harvey B. Cash, is a General Partner with InterWest Partners and InterWest Partners was one of the principal stockholders of Spectra Linear. Mr. Cash abstained from the decision-making process with respect to the acquisition.

        The Company will record the purchase of Spectra Linear using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Spectra Linear's operations will be included in the Company's consolidated results of operations beginning with the date of the acquisition. The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed and will commence its purchase price allocation in the first quarter of fiscal 2011.

Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2010 and 2009 is as follows. All quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$111,891	$120,154	$134,577	$126,719
Gross margin	71,091	78,670	90,893	83,590
Operating income	11,014	19,345	30,647	25,665
Net income	$12,883	$18,233	$21,047	$21,079
Earnings per share:
Basic	$0.29	$0.41	$0.46	$0.46
Diluted	$0.28	$0.40	$0.44	$0.44

	Fiscal 2009
	Fourth Quarter		Third Quarter	Second Quarter	First Quarter
Revenues	$127,190		$125,913	$104,216	$83,701
Gross margin	83,260		81,035	64,781	50,678
Operating income	26,078		26,539	12,726	1,167
Net income	$40,251	(1)	$22,439	$9,730	$671
Earnings per share:
Basic	$0.88		$0.50	$0.22	$0.02
Diluted	$0.84		$0.47	$0.21	$0.01

(1)
Includes a benefit related to the resolution of prior year uncertain tax benefits.