Form 10-Q
period 2011-04-02
SILICON LABORATORIES INC
filed 2011-04-28
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

or

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

As of April 20, 2011, 44,524,674 shares of common stock of Silicon Laboratories Inc. were outstanding.

Cautionary Statement

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-Q (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of Silicon Laboratories Inc. and its management and may be signified by the words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan,” “project,” “will” or similar language. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under “Risk Factors” and elsewhere in this report. Silicon Laboratories disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	April 2, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$118,496	$138,567
Short-term investments	203,785	227,295
Accounts receivable, net of allowance for doubtful accounts of $724 at April 2, 2011 and $772 at January 1, 2011	58,493	45,030
Inventories	41,057	39,450
Deferred income taxes	9,461	9,140
Prepaid expenses and other current assets	39,922	34,447
Total current assets	471,214	493,929
Long-term investments	16,965	17,500
Property and equipment, net	29,464	29,945
Goodwill	117,215	112,296
Other intangible assets, net	68,836	53,242
Other assets, net	29,816	20,746
Total assets	$733,510	$727,658

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,371	$24,433
Accrued expenses	26,492	25,604
Deferred income on shipments to distributors	28,896	26,127
Income taxes	3,922	3,692
Total current liabilities	79,681	79,856
Long-term obligations and other liabilities	23,540	22,372
Total liabilities	103,221	102,228
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 44,513 and 43,933 shares issued and outstanding at April 2, 2011 and January 1, 2011, respectively	4	4
Additional paid-in capital	56,534	49,947
Retained earnings	577,167	579,127
Accumulated other comprehensive loss	(3,416)	(3,648)
Total stockholders’ equity	630,289	625,430
Total liabilities and stockholders’ equity	$733,510	$727,658

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenues	$119,636	$126,719
Cost of revenues	47,478	43,129
Gross margin	72,158	83,590
Operating expenses:
Research and development	35,359	29,922
Selling, general and administrative	31,860	28,003
Operating expenses	67,219	57,925
Operating income	4,939	25,665
Other income (expense):
Interest income	571	666
Interest expense	(5)	(23)
Other income (expense), net	209	(297)
Income before income taxes	5,714	26,011
Provision for income taxes	7,674	4,932
Net income (loss)	$(1,960)	$21,079

Earnings (loss) per share:
Basic	$(0.04)	$0.46
Diluted	$(0.04)	$0.44

Weighted-average common shares outstanding:
Basic	44,269	45,816
Diluted	44,269	47,926

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
Operating Activities
Net income (loss)	$(1,960)	$21,079
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of property and equipment	3,253	2,879
Amortization of other intangible assets and other assets	3,057	1,849
Stock-based compensation expense	9,473	10,256
Income tax benefit from employee stock-based awards	1,184	1,286
Excess income tax benefit from employee stock-based awards	(1,142)	(800)
Deferred income taxes	1,366	616
Changes in operating assets and liabilities:
Accounts receivable	(11,704)	(804)
Inventories	(759)	3,832
Prepaid expenses and other assets	(4,499)	(973)
Accounts payable	(4,787)	1,046
Accrued expenses	(1,634)	(1,110)
Deferred income on shipments to distributors	2,293	(50)
Income taxes	3,233	(7,991)
Net cash provided by (used in) operating activities	(2,626)	31,115
Investing Activities
Purchases of available-for-sale investments	(31,492)	(121,357)
Proceeds from sales and maturities of marketable securities	55,092	67,697
Purchases of property and equipment	(2,697)	(1,747)
Purchases of other assets	(584)	(3,436)
Acquisition of business, net of cash acquired	(27,546)	—
Net cash used in investing activities	(7,227)	(58,843)
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	(3,580)	7,483
Excess income tax benefit from employee stock-based awards	1,142	800
Repurchases of common stock	(606)	(24,092)
Payments on debt	(7,174)	—
Net cash used in financing activities	(10,218)	(15,809)

Decrease in cash and cash equivalents	(20,071)	(43,537)
Cash and cash equivalents at beginning of period	138,567	195,737
Cash and cash equivalents at end of period	$118,496	$152,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 2, 2011 and January 1, 2011, the condensed consolidated results of its operations for the three months ended April 2, 2011 and April 3, 2010, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010.  All intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated results of operations for the three months ended April 2, 2011 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles. Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended January 1, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 10, 2011.

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31.  Fiscal 2011 will have 52 weeks and fiscal 2010 had 52 weeks.  In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income (loss)	$(1,960)	$21,079

Shares used in computing basic earnings per share	44,269	45,816

Effect of dilutive securities:
Stock options and other stock-based awards	—	2,110
Shares used in computing diluted earnings per share	44,269	47,926

Earnings (loss) per share:
Basic	$(0.04)	$0.46
Diluted	$(0.04)	$0.44

Approximately 0.3 million and 0.6 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended April 2, 2011 and April 3, 2010, respectively, as they were anti-dilutive. Further, diluted shares used in calculating net loss per share for the three months ended April 2, 2011 exclude 1.8 million shares due to the Company’s net loss for the period.

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of April 2, 2011 consisted primarily of corporate bonds, money market funds, municipal bonds, variable-rate demand notes, U.S. Treasury bills, U.S. government agency bonds and discount notes, international government bonds, certificates of deposit and commercial paper. The Company’s long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of April 2, 2011, the Company held $19.6 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.6 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of April 2, 2011, $17.6 million of the auction-rate securities had credit ratings of AAA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2029 to 2046 and with current yields of 0.46% to 3.53% per year at April 2, 2011. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of April 2, 2011.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	April 2, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$32,589			$32,589
Available-for-sale securities:
Money market funds	61,408	$—	$—	61,408
U.S. Treasury bills	21,900	—	—	21,900
U.S. government agency	2,599	—	—	2,599
Total available-for-sale securities	85,907	—	—	85,907

Total cash and cash equivalents	$118,496	$—	$—	$118,496

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$86,533	$(83)	$328	$86,778
Municipal bonds	43,226	(10)	53	43,269
Variable-rate demand notes	33,525	—	—	33,525
U.S. government agency	20,088	(11)	41	20,118
International government bonds	10,743	—	23	10,766
Certificates of deposit	4,569	(4)	—	4,565
U.S. Treasury bills	3,499	—	—	3,499
Commercial paper	1,265	—	—	1,265
Total short-term investments	$203,448	$(108)	$445	$203,785

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$19,550	$(2,585)	$—	$16,965
Total long-term investments	$19,550	$(2,585)	$—	$16,965

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of April 2, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$23,600	$(83)	$—	$—	$23,600	$(83)
Auction rate securities	—	—	16,965	(2,585)	16,965	(2,585)
Municipal bonds	14,195	(10)	—	—	14,195	(10)
U.S. government agency	10,996	(11)	—	—	10,996	(11)
Certificates of deposit	4,565	(4)	—	—	4,565	(4)
	$53,356	$(108)	$16,965	$(2,585)	$70,321	$(2,693)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 1, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$22,272	$(18)	$—	$—	$22,272	$(18)
Corporate bonds	17,538	(44)	1,298	(2)	18,836	(46)
Auction rate securities	—	—	17,500	(2,225)	17,500	(2,225)
U.S. government agency	17,007	(5)	—	—	17,007	(5)
Certificates of deposit	1,569	(2)	—	—	1,569	(2)
	$58,386	$(69)	$18,798	$(2,227)	$77,184	$(2,296)

The gross unrealized losses as of April 2, 2011 and January 1, 2011 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at April 2, 2011 (in thousands):

	Cost	Fair Value
Due in one year or less	$168,911	$169,051
Due after one year through three years	86,919	87,116
Due after ten years	53,075	50,490
	$308,905	$306,657

4. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations in the normal course of its business, including through its corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. The Company has entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The Company’s swap agreement with a notional value of $44.3 million matured in March 2011 and was not renewed. The Company’s objective in entering into such swap agreements was to offset increases and decreases in expenses resulting from changes in interest rates with losses and gains on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative purposes.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company estimates the fair values of derivatives based on quoted prices and market observable data of similar instruments. If the lease agreements or the interest rate swap agreements are terminated prior to maturity, the fair value of the interest rate swaps recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Operations based on an assessment of the agreements at the time of termination. The Company did not discontinue any cash flow hedges in any of the periods presented.

The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Operations. As of April 2, 2011, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

	April 2, 2011
	Balance Sheet Location	Fair Value

Interest rate swap:	Long-term obligations and other liabilities	$3,009

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the			Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the
	Three Months Ended		Location of Loss	Three Months Ended
	April 2, 2011	April 3, 2010	Reclassified into Income	April 2, 2011	April 3, 2010
Interest rate swaps	$(21)	$(864)	Rent expense	$(824)	$(840)

The Company expects to reclassify $1.8 million of its interest rate swap losses included in accumulated other comprehensive loss as of April 2, 2011 into earnings in the next 12 months, which is offset by lower rent payments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s interest rate swap agreement contains provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. The Company’s interest rate swap was in a net liability position at April 2, 2011. No collateral has been posted with the counterparty as of April 2, 2011.

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

	Fair Value Measurements at April 2, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$61,408	$—	$—	$61,408
U.S. Treasury bills	21,900	—	—	21,900
U.S. government agency	2,599	—	—	2,599
Total cash equivalents	$85,907	$—	$—	$85,907

Short-term Investments:
Corporate bonds	$86,778	$—	$—	$86,778
Municipal bonds	43,269	—	—	43,269
Variable-rate demand notes	33,525	—	—	33,525
U.S. government agency	20,118	—	—	20,118
International government bonds	10,766	—	—	10,766
Certificates of deposit	4,565	—	—	4,565
U.S. Treasury bills	3,499	—	—	3,499
Commercial paper	1,265	—	—	1,265
Total short-term investments	$203,785	$—	$—	$203,785

Long-term Investments:
Auction rate securities	$—	$—	$16,965	$16,965
Total long-term investments	$—	$—	$16,965	$16,965

Total	$289,692	$—	$16,965	$306,657

Liabilities:
Derivative instruments	$—	$3,009	$—	$3,009
Contingent consideration	—	—	2,974	2,974
Total	$—	$3,009	$2,974	$5,983

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The Company’s cash equivalents and short-term investments are valued using quoted prices and other relevant information generated by market transactions involving identical assets. The Company’s auction-rate securities are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company’s inability to liquidate the securities. The Company’s derivative instruments are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include quoted interest swap rates and market observable data of similar instruments. The Company’s contingent consideration is valued using a probability weighted discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for possible outcomes if certain milestone goals are achieved, the probability of achieving each outcome and discount rates.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the activity in Level 3 financial instruments for the three months ended April 2, 2011 (in thousands):

Auction Rate Securities
Assets
Balance at January 1, 2011	$17,500
Settlements	(175)
Unrealized losses	(360)
Balance at April 2, 2011	$16,965

Contingent Consideration (1)
Liabilities
Balance at January 1, 2011	$1,780
Issuances	1,025
Recognized loss	169
Balance at April 2, 2011	$2,974

Loss for period included in earnings attributable to contingent consideration still held at April 2, 2011:	$(169)

(1)

In connection with the acquisitions of Spectra Linear and ChipSensors, the Company recorded contingent consideration based upon the achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the discounted cash flow model are recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. Changes resulting from foreign currency remeasurement adjustments to the contingent consideration liability are recorded in other income (expense), net.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

Inventories (in thousands):

	April 2, 2011	January 1, 2011
Work in progress	$34,792	$32,977
Finished goods	6,265	6,473
	$41,057	$39,450

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Acquisition

On January 25, 2011, the Company acquired Spectra Linear, Inc., a late-stage private company offering integrated timing solutions. The Company acquired Spectra Linear for approximately $28.6 million, including contingent consideration with an estimated fair value of $1.0 million at the date of acquisition. The contingent consideration could be as much as $10.0 million and is payable on a dollar for dollar basis to the extent that revenue of the acquired products exceed $16.0 million during 2011. In addition, the Company assumed approximately $8.0 million of Spectra Linear net liabilities in connection with the acquisition.

The Company paid an additional approximately $4.5 million of consideration to certain Spectra Linear employees in connection with an agreement between the employees and Spectra Linear. This agreement provided that upon the sale of Spectra Linear, a portion of the proceeds would be paid to such employees as bonuses. The agreement was accounted for as a transaction separate from the business combination based on its economic substance and was recorded as post-combination expenses in the Company’s financial statements during the three months ended April 2, 2011.

Approximately $6.0 million of the consideration was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters.

The Company recorded the purchase of Spectra Linear using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Spectra Linear’s operations are included in the Company's consolidated results of operations beginning with the date of the acquisition. Pro forma results of operations related to this acquisition have not been presented since Spectra Linear operating results up to the date of acquisition were not material to the Company’s consolidated financial statements.

The Company believes that the acquisition adds a broad family of ICs that will enable it to accelerate penetration in high-volume applications, while further scaling the Company’s engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill was allocated to the Company’s operating segment and is not expected to be deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core and developed technology	$16,560	9.6
Customer relationships	1,400	10.0
	17,960
Accounts receivable	1,759
Inventories	1,199
Other current assets	1,658
Goodwill	4,919
Deferred tax assets — non-current	11,494
Other non-current assets	597
Notes payable — current portion	(4,641)
Current liabilities	(3,112)
Non-current liabilities	(3,254)
Total purchase price	$28,579

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

One of the Company’s directors, Harvey B. Cash, is a General Partner with InterWest Partners and InterWest Partners was one of the principal stockholders of Spectra Linear.  Mr. Cash abstained from the decision-making process with respect to the acquisition.

8. Stockholders’ Equity

Common Stock

The Company issued 0.6 million shares of common stock during the three months ended April 2, 2011, net of 0.2 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Share Repurchase Programs

In July 2010, the Board of Directors adopted a share repurchase program to repurchase up to $150 million of the Company’s common stock through 2011. The new program became effective immediately and terminated the remaining share repurchase authorization of the prior program. The most recent prior program, which was announced in October 2009, authorized the repurchase up to $150 million of the Company’s common stock through 2010. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. During the three months ended April 2, 2011, the Company repurchased 14 thousand shares of its common stock for $0.6 million. During the three months ended April 3, 2010, the Company repurchased 0.6 million shares of its common stock for $25.3 million.

Comprehensive Income (Loss)

The changes in the components of comprehensive income (loss), net of taxes, were as follows (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income (loss)	$(1,960)	$21,079
Net unrealized gains (losses) on available-for-sale securities, net of tax of $156 and $(531), respectively	(289)	986
Net unrealized gains (losses) on cash flow hedges, net of tax of $(281) and $8, respectively	521	(15)
Comprehensive income (loss)	$(1,728)	$22,050

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 1, 2011	$(2,477)	$(1,171)	$(3,648)
Change associated with current period transactions, net of tax	(14)	(289)	(303)
Amount reclassified into earnings, net of tax	535	—	535
Balance at April 2, 2011	$(1,956)	$(1,460)	$(3,416)

9. Stock-Based Compensation

In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”). The 2009 Plan is currently effective, and no further grants will be issued under the Company’s 2000 Stock Incentive Plan (the “2000 Plan”) as of the effective date of the 2009 Plan. The 2009 Plan has a term of 10 years from the shareholders’ approval date. The 2009 Purchase Plan became effective upon the termination of the previous Employee Stock Purchase Plan (the “Purchase Plan”), on April 30, 2010.

Stock-based compensation costs are generally based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of stock awards and restricted stock units (RSUs) generally equal their intrinsic value on the date of grant. There were no stock options granted during the three months ended April 2, 2011 or April 3, 2010.

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Cost of revenues	$338	$356
Research and development	3,994	4,164
Selling, general and administrative	5,141	5,736
	9,473	10,256
Income tax benefit	1,027	1,487
	$8,446	$8,769

The Company had approximately $59.5 million of total unrecognized compensation costs related to stock options and stock awards at April 2, 2011 that are expected to be recognized over a weighted-average period of 1.8 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

The parties in the approximately 300 coordinated cases, including the parties in the case against the Company, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on January 10, 2010. Two appeals are proceeding before the United States Court of Appeals for the Second Circuit on behalf of objectors to the settlement.  Plaintiffs have moved to dismiss both appeals.

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

Discontinued Operations Indemnification

In fiscal 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”). In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters. There is no contractual limit on exposure with respect to such matters. As of April 2, 2011, the Company had no material liabilities recorded with respect to this indemnification obligation.

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences.  Income tax expense was $7.7 million and $4.9 million for the three months ended April 2, 2011 and April 3, 2010, respectively, resulting in effective tax rates of 134.3% and 19.0%, respectively. The effective tax rate for the three months ended April 2, 2011 increased from the prior period, primarily due to the current period tax charge related to the intercompany license of certain technology obtained in the acquisition of Spectra Linear and other one-time nondeductible costs associated with the acquisition of Spectra Linear.

At April 2, 2011, the Company had gross unrecognized tax benefits of $11.9 million, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The tax years 2004 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2011 will have 52 weeks and fiscal 2010 had 52 weeks. Our first quarter of fiscal 2011 ended April 2, 2011. Our first quarter of fiscal 2010 ended April 3, 2010.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include Amstrad, Apple, Cisco, Huawei, Pace, Panasonic, Sagem, Samsung, Technicolor and Varian Medical Systems.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In January 2011, we acquired Spectra Linear, Inc. Spectra Linear’s family of low-power, highly programmable and small-footprint silicon clocking solutions is optimized for consumer electronics and embedded applications. The acquired products complement our existing timing product line by adding a broad family of ICs that we believe will accelerate penetration in high-volume applications.

In the first three months of fiscal 2011, we introduced next-generation infrared and ambient light sensors for human interface applications and a family of crystal oscillators and voltage-controlled crystal oscillators designed to minimize jitter, system cost and design complexity for a wide range of high-performance, cost-sensitive applications . We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the three months ended April 2, 2011, one customer, Samsung, represented more than 10% of our revenues. No other single end customer accounted for more than 10% of our revenues during the three months ended April 2, 2011. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors, Edom Technology, Avnet and Macnica, represented 22%, 15% and 11% of our revenues during the three months ended April 2, 2011, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended April 2, 2011.

The percentage of our revenues derived from customers located outside of the United States was 86% during the three months ended April 2, 2011.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Research and Development.  Research and development expense consists primarily of personnel-related expenses, including stock-based compensation, new product mask, wafer, packaging and test costs, external consulting and services costs, equipment tooling, equipment depreciation, amortization of acquired intangible assets, as well as an allocated portion of our occupancy costs for such operations. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

Selling, General and Administrative.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation, related allocable portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, legal fees and promotional and marketing expenses.

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

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 2, 2011	April 3, 2010

Revenues	100.0%	100.0%
Cost of revenues	39.7	34.0
Gross margin	60.3	66.0

Operating expenses:
Research and development	29.6	23.6
Selling, general and administrative	26.6	22.1
Operating expenses	56.2	45.7

Operating income	4.1	20.3

Other income (expense):
Interest income	0.5	0.5
Interest expense	0.0	0.0
Other income (expense), net	0.2	(0.3)
Income before income taxes	4.8	20.5
Provision for income taxes	6.4	3.9
Net income (loss)	(1.6)%	16.6%

Revenues

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010	Change	% Change
Revenues	$119.6	$126.7	$(7.1)	(5.6)%

The decline in the sales of our products in the recent three month period was driven primarily by demand weakness for our consumer-oriented products. Unit volumes of our products decreased compared to the three months ended April 3, 2010 by 13.2%. Average selling prices increased during the same period by 9.4%.

The average selling prices of our products may fluctuate significantly from period to period.  In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010	Change	% Change
Gross margin	$72.2	$83.6	$(11.4)	(13.7)%
Percent of revenue	60.3%	66.0%

The decrease in gross margin in the recent three month period was primarily due to our decreased sales, changes in product mix and charges related to the acquisition of Spectra Linear.

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

Research and Development

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010	Change	% Change
Research and development	$35.4	$29.9	$5.5	18.2%
Percent of revenue	29.6%	23.6%

The increase in research and development expense in the recent three month period was principally due to an increase of $5.2 million for personnel-related expenses, including approximately $1.6 million for one-time personnel costs associated with the acquisition of Spectra Linear. Excluding the one-time personnel costs associated with the acquisition of Spectra Linear, we expect that research and development expense will continue to increase in absolute dollars in the second quarter of 2011.

Recent development projects include next-generation infrared and ambient light sensors for human interface applications, a family of crystal oscillators and voltage-controlled crystal oscillators designed to minimize jitter, system cost and design complexity for a wide range of high-performance, cost-sensitive applications, a bridge chip family that simplifies the addition of USB and touch sense connectivity in embedded designs, the expansion of our automotive portfolio with a family of highly integrated AM/FM tuners for car stereos, frequency flexible in-circuit programmable CMOS clock generators, power management ICs that improve efficiency in PoE equipment, a wireless IC solution designed to be a remote control on a chip, low power capacitive touch-sense microcontrollers, digital isolators and isolated gate drivers designed to replace traditional optocouplers, a digital TV demodulator that combines satellite, terrestrial and cable DVB functions in one highly integrated device, a frequency-flexible timing IC solution for networking and telecommunications applications and a family of ultra-low-power wireless microcontrollers ideal for battery-powered systems.

Selling, General and Administrative

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010	Change	% Change
Selling, general and administrative	$31.9	$28.0	$3.9	13.8%
Percent of revenue	26.6%	22.1%

The increase in selling, general and administrative expense in the recent three month period was principally due (a) $3.0 million for one-time personnel costs associated with the acquisition of Spectra Linear, and (b) an increase of $0.5 million for legal fees, primarily related to acquisition-related costs and litigation. Excluding the one-time personnel costs associated with the acquisition of Spectra Linear, we expect that selling, general and administrative expense will remain stable in absolute dollars in the second quarter of 2011.

Interest Income

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010	Change
Interest income	$0.6	$0.7	$(0.1)

Interest Expense

Interest expense for the three months ended April 2, 2011 was $5 thousand compared to $23 thousand for the three months ended April 3, 2010.

Other Income (Expense), Net

Other income (expense), net for the three months ended April 2, 2011 was $0.2 million compared to $(0.3) million for the three months ended April 3, 2010.

Provision for Income Taxes

	Three Months Ended
(in millions)	April 2, 2011	April 3, 2010	Change
Provision for income taxes	$7.7	$4.9	$2.8
Effective tax rate	134.3%	19.0%

The effective tax rate for the three months ended April 2, 2011 increased from the prior period, primarily due to the current period tax charge related to the intercompany license of certain technology obtained in the acquisition of Spectra Linear and other one-time nondeductible costs associated with the acquisition of Spectra Linear.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the second quarter of fiscal 2011 to be in the range of $124 to $130 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.24 to $0.30.

Liquidity and Capital Resources

Our principal sources of liquidity as of April 2, 2011 consisted of $322.3 million in cash, cash equivalents and short-term investments. Our cash equivalents and short-term investments consist primarily of corporate bonds, money market funds, municipal bonds, variable-rate demand notes, U.S. Treasury bills, U.S. government agency bonds and discount notes, international government bonds, certificates of deposit and commercial paper.

Our long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of April 2, 2011, we held $19.6 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2029 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash used in operating activities was $2.6 million during the three months ended April 2, 2011, compared to net cash provided of $31.1 million during the three months ended April 3, 2010. Operating cash flows during the three months ended April 2, 2011 reflect our net loss of $(2.0) million, adjustments of $17.2 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $17.8 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $58.5 million at April 2, 2011 from $45.0 million at January 1, 2011. The increase in accounts receivable resulted primarily from an increase in shipments during the quarter ended April 2, 2011 compared to the last quarter of fiscal 2010. Our average days sales outstanding (DSO) was 44 days at April 2, 2011 and 36 days at January 1, 2011.

Inventory increased to $41.1 million at April 2, 2011 from $39.4 million at January 1, 2011. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 78 days at April 2, 2011 and 87 days at January 1, 2011.

Net cash used in investing activities was $7.2 million during the three months ended April 2, 2011, compared to net cash used of $58.8 million during the three months ended April 3, 2010. The decrease in cash outflows was principally due to a decrease of $77.3 million in net outflows for purchases of investments, offset by a net payment of $27.5 million for the acquisition of Spectra Linear.

We anticipate capital expenditures of approximately $15 to $20 million for fiscal 2011. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $10.2 million during the three months ended April 2, 2011, compared to net cash used of $15.8 million during the three months ended April 3, 2010.  The decrease in cash outflows was principally due to a decrease of $23.5 million for repurchases of our common stock, offset by decrease of $11.1 million from proceeds from the issuance of common stock, net of shares withheld for taxes and a payment of $7.2 million on debt acquired in the acquisition of Spectra Linear.  In July 2010, our Board of Directors authorized a program to repurchase up to $150 million of our common stock prior to the end of 2011.

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

Stock-based compensation — We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Operations. The fair value of our full-value stock awards equals the fair market value of our stock on the date of grant. The fair value of our stock option and Employee Stock Purchase Plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 9, Stock-Based Compensation, to the Condensed Consolidated Financial Statements for additional information.

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

Acquired intangible assets — When we acquire a business, a portion of the purchase price is typically allocated to identifiable intangible assets, such as acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize intangible assets with finite lives over their expected useful lives. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to our results of operations.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of April 2, 2011 yielded less than 100 basis points.  A decline in yield to zero basis points on our investment portfolio holdings as of April 2, 2011 would decrease our annual interest income by approximately $2.2 million. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. In March 2011, the Company’s swap agreement with a notional value of $44.3 million matured and was not renewed. The fair value of the remaining interest rate swap agreement at April 2, 2011 was a $3.0 million obligation.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of April 2, 2011, we held $19.6 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 2, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended April 2, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The parties in the approximately 300 coordinated cases, including the parties in the case against us, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on January 10, 2010. Two appeals are proceeding before the United States Court of Appeals for the Second Circuit on behalf of objectors to the settlement.  Plaintiffs have moved to dismiss both appeals.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 2, 2011 was $35.4 million, or 29.6% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended April 2, 2011, our ten largest customers accounted for 39% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have increased our international activities significantly and plan to continue such efforts, which subjects us to additional business risks including increased logistical and financial complexity, political instability and currency fluctuations

We have established additional international subsidiaries and have opened additional offices in international markets to expand our international activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from customers located outside of the United States was 86% during the three months ended April 2, 2011. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

We are subject to risks relating to product concentration

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

•                  A decline in demand for any of our more significant products, including our FM tuners, TV tuners,  modem products or ProSLIC®;

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

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

Most of TSMC’s foundries and several of our assembly and test subcontractors’ sites are located in Taiwan and most of our other foundry, assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Earthquakes, tsunamis, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all.

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

In addition, the recent earthquakes and tsunami and resulting nuclear power plant crisis in Japan could adversely affect our business. While we do not utilize foundry or test subcontractors in Japan, we do procure a small amount of assembly services from a single Japanese supplier. This supplier is not located in the area most affected by the earthquake and tsunami and we have experienced no impact to supply from that subcontractor. Some of our non-Japanese assembly service providers use materials and specialty chemicals that are sourced in Japan, and the supply of some of the specialty chemicals was temporarily impacted by the earthquakes and tsunami. To manage the impact of the supply interruptions, we are exercising alternative supply chains and in some cases qualifying new chemical sources. We also have customers in Japan. As of the date of this filing, we are not aware of a customer’s facilities being directly impacted by the disaster. Nevertheless, the combined effects of these natural disasters have created significant uncertainty, and it is possible that the following impacts could result:

•                  Reduced end user demand due to the economic impact to Japan and potentially the global economy;

•                  A slowdown of business or inability to manufacture products by our customers who are located in Japan;

•                  A disruption to the global supply chain for products or components manufactured in Japan;

•                  An increase in the cost of products that we purchase due to reduced supply; and

•                  Other unforeseen impacts as a result of the uncertainty in Japan.

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

The following table summarizes repurchases of our common stock during the three months ended April 2, 2011 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2011 — January 29, 2011	—	$—	—	$110,000

January 30, 2011 — February 26, 2011	—	$—	—	$110,000

February 27, 2011 — April 2, 2011	14	$41.89	14	$109,394
Total	14	$41.89	14

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

3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

Exhibit Number

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1*+	Silicon Laboratories Inc. 2011 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2011).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

SILICON LABORATORIES INC.

April 28, 2011	/s/ Necip Sayiner

Date	Necip Sayiner
President and
Chief Executive Officer
(Principal Executive Officer)

April 28, 2011	/s/ William G. Bock

Date	William G. Bock
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)