Form 10-Q
period 2011-07-02
SILICON LABORATORIES INC
filed 2011-08-01
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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

As of July 20, 2011, 44,257,508 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 2, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$134,824	$138,567
Short-term investments	198,766	227,295
Accounts receivable, net of allowance for doubtful accounts of $727 at July 2, 2011 and $772 at January 1, 2011	70,351	45,030
Inventories	38,097	39,450
Deferred income taxes	10,271	9,140
Prepaid expenses and other current assets	34,499	34,447
Total current assets	486,808	493,929
Long-term investments	17,196	17,500
Property and equipment, net	28,399	29,945
Goodwill	117,215	112,296
Other intangible assets, net	66,280	53,242
Other assets, net	28,359	20,746
Total assets	$744,257	$727,658

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,064	$24,433
Accrued expenses	26,944	25,604
Deferred income on shipments to distributors	32,034	26,127
Income taxes	1,102	3,692
Total current liabilities	86,144	79,856
Long-term obligations and other liabilities	21,521	22,372
Total liabilities	107,665	102,228
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 44,292 and 43,933 shares issued and outstanding at July 2, 2011 and January 1, 2011, respectively	4	4
Additional paid-in capital	49,041	49,947
Retained earnings	590,539	579,127
Accumulated other comprehensive loss	(2,992)	(3,648)
Total stockholders’ equity	636,592	625,430
Total liabilities and stockholders’ equity	$744,257	$727,658

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

 (In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues	$126,197	$134,577	$245,833	$261,296
Cost of revenues	49,985	43,684	97,463	86,813
Gross margin	76,212	90,893	148,370	174,483
Operating expenses:
Research and development	34,173	30,509	69,533	60,431
Selling, general and administrative	26,055	29,737	57,914	57,740
Operating expenses	60,228	60,246	127,447	118,171
Operating income	15,984	30,647	20,923	56,312
Other income (expense):
Interest income	473	633	1,044	1,299
Interest expense	(5)	(22)	(10)	(45)
Other income (expense), net	164	(586)	373	(883)
Income before income taxes	16,616	30,672	22,330	56,683
Provision for income taxes	3,244	9,625	10,918	14,557

Net income	$13,372	$21,047	$11,412	$42,126

Earnings per share:
Basic	$0.30	$0.46	$0.26	$0.92
Diluted	$0.29	$0.44	$0.25	$0.88

Weighted-average common shares outstanding:
Basic	44,602	45,387	44,435	45,602
Diluted	45,951	47,371	45,998	47,649

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Operating Activities
Net income	$11,412	$42,126
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	6,680	5,821
Amortization of other intangible assets and other assets	6,077	3,651
Stock-based compensation expense	18,074	20,931
Income tax benefit from employee stock-based awards	2,083	2,523
Excess income tax benefit from employee stock-based awards	(1,963)	(1,784)
Deferred income taxes	181	(319)
Changes in operating assets and liabilities:
Accounts receivable	(23,562)	(19,946)
Inventories	2,022	2,537
Prepaid expenses and other assets	(1,021)	3,208
Accounts payable	259	3,015
Accrued expenses	(2,841)	(4,445)
Deferred income on shipments to distributors	5,157	483
Income taxes	3,672	(5,268)
Net cash provided by operating activities	26,230	52,533
Investing Activities
Purchases of available-for-sale investments	(75,856)	(216,385)
Proceeds from sales and maturities of marketable securities	104,831	158,944
Purchases of property and equipment	(5,058)	(3,311)
Purchases of other assets	(665)	(6,917)
Acquisitions of businesses, net of cash acquired	(27,262)	(18,351)
Net cash used in investing activities	(4,010)	(86,020)
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	2,489	17,244
Excess income tax benefit from employee stock-based awards	1,963	1,784
Repurchases of common stock	(23,241)	(100,309)
Payments on debt	(7,174)	—
Net cash used in financing activities	(25,963)	(81,281)

Decrease in cash and cash equivalents	(3,743)	(114,768)
Cash and cash equivalents at beginning of period	138,567	195,737
Cash and cash equivalents at end of period	$134,824	$80,969

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 2, 2011 and January 1, 2011, the condensed consolidated results of its operations for the three and six months ended July 2, 2011 and July 3, 2010, and the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010.  All intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated results of operations for the three and six months ended July 2, 2011 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended January 1, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 10, 2011.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$13,372	$21,047	$11,412	$42,126

Shares used in computing basic earnings per share	44,602	45,387	44,435	45,602

Effect of dilutive securities:
Stock options and awards	1,349	1,984	1,563	2,047
Shares used in computing diluted earnings per share	45,951	47,371	45,998	47,649

Earnings per share:
Basic	$0.30	$0.46	$0.26	$0.92
Diluted	$0.29	$0.44	$0.25	$0.88

Approximately 0.5 million, 0.6 million, 0.4 million and 0.6 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended July 2, 2011 and July 3, 2010, and for the six months ended July 2, 2011 and July 3, 2010, respectively, as they were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of July 2, 2011 consisted of money market funds, corporate bonds, municipal bonds, variable-rate demand notes, U.S. Treasury bills, U.S. government agency bonds and discount notes, international government bonds, commercial paper and certificates of deposit. The Company’s long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of July 2, 2011, the Company held $19.4 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.4 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of July 2, 2011, $17.4 million of the auction-rate securities had credit ratings of AAA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2029 to 2046 and with current yields of 0.19% to 3.15% per year at July 2, 2011. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of July 2, 2011.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	July 2, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$34,590			$34,590
Available-for-sale securities:
Money market funds	98,736	$—	$—	98,736
U.S. government agency	1,000	(2)	—	998
U.S. Treasury bills	500	—	—	500
Total available-for-sale securities	100,236	(2)	—	100,234

Total cash and cash equivalents	$134,826	$(2)	$—	$134,824

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$80,806	$(17)	$443	$81,232
Municipal bonds	47,342	(3)	115	47,454
Variable-rate demand notes	36,725	—	—	36,725
U.S. Treasury bills	11,898	—	—	11,898
U.S. government agency	10,043	—	27	10,070
International government bonds	7,815	(1)	5	7,819
Commercial paper	1,998	—	—	1,998
Certificates of deposit	1,570	—	—	1,570
Total short-term investments	$198,197	$(21)	$590	$198,766

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$19,425	$(2,229)	$—	$17,196
Total long-term investments	$19,425	$(2,229)	$—	$17,196

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of July 2, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Auction rate securities	$—	$—	$17,196	$(2,229)	$17,196	$(2,229)
Municipal bonds	6,354	(3)	—	—	6,354	(3)
Corporate bonds	6,279	(17)	—	—	6,279	(17)
International government bonds	5,014	(1)	—	—	5,014	(1)
U.S. government agency	6,003	(2)	—	—	6,003	(2)
	$23,650	$(23)	$17,196	$(2,229)	$40,846	$(2,252)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 1, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$22,272	$(18)	$—	$—	$22,272	$(18)
Corporate bonds	17,538	(44)	1,298	(2)	18,836	(46)
Auction rate securities	—	—	17,500	(2,225)	17,500	(2,225)
U.S. government agency	17,007	(5)	—	—	17,007	(5)
Certificates of deposit	1,569	(2)	—	—	1,569	(2)
	$58,386	$(69)	$18,798	$(2,227)	$77,184	$(2,296)

The gross unrealized losses as of July 2, 2011 and January 1, 2011 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 2, 2011 (in thousands):

	Cost	Fair Value
Due in one year or less	$199,095	$199,279
Due after one year through ten years	63,813	64,196
Due after ten years	54,950	52,721
	$317,858	$316,196

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

The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of July 2, 2011, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

	July 2, 2011
	Balance Sheet Location	Fair Value

Interest rate swap:	Long-term obligations and other liabilities	$2,941

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the:			Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Loss	Three Months Ended
	July 2, 2011	July 3, 2010	Reclassified into Income	July 2, 2011	July 3, 2010
Interest rate swaps	$(405)	$(1,035)	Rent expense	$(473)	$(850)

	Six Months Ended			Six Months Ended
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Interest rate swaps	$(427)	$(1,898)	Rent expense	$(1,297)	$(1,690)

The Company expects to reclassify $1.8 million of its interest rate swap losses included in accumulated other comprehensive loss as of July 2, 2011 into earnings in the next 12 months, which is offset by lower rent payments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s interest rate swap agreement contains provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. The Company’s interest rate swap was in a net liability position at July 2, 2011. No collateral has been posted with the counterparty as of July 2, 2011.

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

	Fair Value Measurements at July 2, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$98,736	$—	$—	$98,736
U.S. government agency	998	—	—	998
Commercial paper	500	—	—	500
Total cash equivalents	$100,234	$—	$—	$100,234

Short-term Investments:
Corporate bonds	$81,232	$—	$—	$81,232
Municipal bonds	47,454	—	—	47,454
Variable-rate demand notes	36,725	—	—	36,725
U.S. Treasury bills	11,898	—	—	11,898
U.S. government agency	10,070	—	—	10,070
International government bonds	7,819	—	—	7,819
Commercial paper	1,998	—	—	1,998
Certificates of deposit	1,570	—	—	1,570
Total short-term investments	$198,766	$—	$—	$198,766

Long-term Investments:
Auction rate securities	$—	$—	$17,196	$17,196
Total long-term investments	$—	$—	$17,196	$17,196

Total	$299,000	$—	$17,196	$316,196

Liabilities:
Derivative instruments	$—	$2,941	$—	$2,941
Contingent consideration	—	—	2,034	2,034
Total	$—	$2,941	$2,034	$4,975

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the activity in Level 3 financial instruments for the three and six months ended July 2, 2011 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Six Months Ended
Beginning balance	$16,965	$17,500
Settlements	(125)	(300)
Unrealized gains (losses)	356	(4)
Balance at July 2, 2011	$17,196	$17,196

Liabilities

Contingent Consideration (1)	Three Months Ended	Six Months Ended
Beginning balance	$2,974	$1,780
Issuances	—	1,025
Recognized net gain (2)	(940)	(771)
Balance at July 2, 2011	$2,034	$2,034

Net gain for period included in earnings attributable to contingent consideration still held at July 2, 2011:	$940	$771

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

(2)         In the three months ended July 2, 2011, the Company reduced the estimated fair value of contingent consideration by $1.0 million based on the expectation that a milestone goal will no longer be achieved.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

Inventories (in thousands):

	July 2, 2011	January 1, 2011
Work in progress	$33,925	$32,977
Finished goods	4,172	6,473
	$38,097	$39,450

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Acquisitions

Spectra Linear

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

     The Company recorded the purchase of Spectra Linear using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Spectra Linear’s operations are included in the Company’s consolidated results of operations beginning with the date of the acquisition. Pro forma results of operations related to this acquisition have not been presented since Spectra Linear operating results up to the date of acquisition were not material to the Company’s consolidated financial statements.

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

Silicon Clocks

     In April 2010, the Company acquired Silicon Clocks, Inc., a privately held company that designed and developed microelectromechanical system (MEMS) technology to enable the manufacture of silicon resonators and sensors directly on standard complementary metal oxide semiconductor (CMOS) wafers. The Company acquired Silicon Clocks for approximately $21.0 million in cash. Of such consideration, $2.0 million was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters.

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

     The Company believes that the acquisition will enable the Company to accelerate its entry into the low end timing market while further scaling the Company’s engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill was allocated to the Company’s one operating segment and is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$9,470	Not amortized
Developed technology	230	3.0
Customer relationships	30	2.0
	9,730
Cash and cash equivalents	514
Other current assets	473
Deferred tax assets — non-current	10,617
Other non-current assets	322
Goodwill	4,113
Current liabilities	(1,338)
Deferred tax liabilities — non-current	(3,406)
Total purchase price	$21,025

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
$9,470

8. Stockholders’ Equity

Common Stock

     The Company issued 1.0 million shares of common stock during the six months ended July 2, 2011, net of 0.2 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Share Repurchase Programs

     In July 2010, the Board of Directors adopted a share repurchase program to repurchase up to $150 million of the Company’s common stock through 2011. The new program became effective immediately and terminated the remaining share repurchase authorization of the prior program. The most recent prior program, which was announced in October 2009, authorized the repurchase up to $150 million of the Company’s common stock through 2010. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. During the six months ended July 2, 2011, the Company repurchased 0.6 million shares of its common stock for $24.0 million. During the six months ended July 3, 2010, the Company repurchased 2.2 million shares of its common stock for $100.3 million.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Comprehensive Income

     The changes in the components of comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended
	July 2, 2011	July 3, 2010
Net income	$13,372	$21,047
Net unrealized gains on available-for-sale securities, net of tax of $(205) and $(166), respectively	381	308
Net unrealized gains (losses) on cash flow hedges, net of tax of $(24) and $65, respectively	44	(120)
Comprehensive income	$13,797	$21,235

	Six Months Ended
	July 2, 2011	July 3, 2010
Net income	$11,412	$42,126
Net unrealized gains on available-for-sale securities, net of tax of $(49) and $(697), respectively	91	1,294
Net unrealized gains (losses) on cash flow hedges, net of tax of $(305) and $73, respectively	565	(136)
Comprehensive income	$12,068	$43,284

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 1, 2011	$(2,477)	$(1,171)	$(3,648)
Change associated with current period transactions, net of tax	(277)	91	(186)
Amount reclassified into earnings, net of tax	842	—	842
Balance at July 2, 2011	$(1,912)	$(1,080)	$(2,992)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

     Stock-based compensation costs are generally based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of stock awards and restricted stock units (RSUs) generally equal their intrinsic value on the date of grant. There were no stock options granted during the six months ended July 2, 2011 or July 3, 2010.

     The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Cost of revenues	$342	$351	$679	$706
Research and development	3,709	4,386	7,703	8,550
Selling, general and administrative	4,550	5,938	9,692	11,675
	8,601	10,675	18,074	20,931
Provision for income taxes	788	1,519	1,815	3,007
	$7,813	$9,156	$16,259	$17,924

     The Company had approximately $56.1 million of total unrecognized compensation costs related to stock options and stock awards at July 2, 2011 that are expected to be recognized over a weighted-average period of 1.7 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

     The parties in the approximately 300 coordinated cases, including the parties in the case against the Company, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on January 10, 2010. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal.

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

Discontinued Operations Indemnification

     In fiscal 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”). In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters. There is no contractual limit on exposure with respect to such matters. As of July 2, 2011, the Company had no material liabilities recorded with respect to this indemnification obligation.

11. Income Taxes

     Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences.  Income tax expense was $3.2 million and $9.6 million for the three months ended July 2, 2011 and July 3, 2010, respectively, resulting in effective tax rates of 19.5% and 31.4%, respectively. Income tax expense was $10.9 million and $14.6 million for the six months ended July 2, 2011 and July 3, 2010, respectively, resulting in effective tax rates of 48.9% and 25.7%, respectively. The effective tax rate for the three months ended July 2, 2011 decreased from the prior period, primarily due to the prior period tax charge related to the intercompany license of certain technology obtained in the acquisition of Silicon Clocks and the non-renewal of the federal research and development tax credit reflected in the prior period effective tax rate, partially offset by a decrease in the foreign tax rate benefit. The effective tax rate for the six months ended July 2, 2011 increased from the prior period, primarily due to the tax charge related to the intercompany license of certain technology obtained in the acquisition of Spectra Linear and other one-time nondeductible costs associated with the acquisition of Spectra Linear recorded in the first quarter of 2011, along with a decrease in the foreign tax rate benefit.

     At July 2, 2011, the Company had gross unrecognized tax benefits of $12.1 million, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

     The tax years 2004 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2011 will have 52 weeks and fiscal 2010 had 52 weeks. Our second quarter of fiscal 2011 ended July 2, 2011. Our second quarter of fiscal 2010 ended July 3, 2010.

Overview

     We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include Apple, Cisco, Huawei, LG Electronics, Pace, Panasonic, Sagem, Samsung, Technicolor and Varian Medical Systems.

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

     In the first six months of fiscal 2011, we introduced an energy-efficient wireless sensor node solution powered by a solar energy harvesting source, high-performance clock ICs for high-speed optical transport network (OTN) applications, two microcontroller families that simplify the addition of USB connectivity to embedded designs, next-generation infrared and ambient light sensors for human interface applications and a family of crystal oscillators and voltage-controlled crystal oscillators designed to minimize jitter, system cost and design complexity for a wide range of high-performance, cost-sensitive applications . We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

     During the six months ended July 2, 2011, one customer, Samsung, represented more than 10% of our revenues. No other single end customer accounted for more than 10% of our revenues during the six months ended July 2, 2011. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors, Edom Technology, Avnet and Macnica, represented 23%, 13% and 11% of our revenues during the six months ended July 2, 2011, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended July 2, 2011.

     The percentage of our revenues derived from customers located outside of the United States was 85% during the six months ended July 2, 2011.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Cost of Revenues.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties and amortization of purchased software, other intellectual property license costs and certain acquired intangible assets; and an allocated portion of our occupancy costs.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.6	32.5	39.6	33.2
Gross margin	60.4	67.5	60.4	66.8

Operating expenses:
Research and development	27.1	22.7	28.3	23.1
Selling, general and administrative	20.6	22.0	23.6	22.1
Operating expenses	47.7	44.7	51.9	45.2

Operating income	12.7	22.8	8.5	21.6

Other income (expense):
Interest income	0.4	0.5	0.4	0.5
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	0.1	(0.5)	0.2	(0.4)
Income before income taxes	13.2	22.8	9.1	21.7
Provision for income taxes	2.6	7.2	4.5	5.6
Net income	10.6%	15.6%	4.6%	16.1%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	Change	% Change	July 2, 2011	July 3, 2010	Change	% Change
Revenues	$126.2	$134.6	$(8.4)	(6.2)%	$245.8	$261.3	$(15.5)	(5.9)%

The decline in the sales of our products in the recent three and six month periods was driven primarily by demand weakness for our consumer-oriented products. Unit volumes of our products decreased compared to the three and six months ended July 3, 2010 by 11.2% and 12.2%, respectively. Average selling prices increased during the same periods by 6.1% and 7.7%, respectively.

The average selling prices of our products may fluctuate significantly from period to period.  In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	Change	% Change	July 2, 2011	July 3, 2010	Change	% Change
Gross margin	$76.2	$90.9	$(14.7)	(16.2)%	$148.4	$174.5	$(26.1)	(15.0)%
Percent of revenue	60.4%	67.5%			60.4%	66.8%

The decrease in gross margin in the recent three and six month periods was primarily due to changes in product mix, decreased sales, charges related to the acquisition of Spectra Linear and a one-time charge for the cancellation of in-process material.

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

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	Change	% Change	July 2, 2011	July 3, 2010	Change	% Change
Research and development	$34.2	$30.5	$3.7	12.0%	$69.5	$60.4	$9.1	15.1%
Percent of revenue	27.1%	22.7%			28.3%	23.1%

The increase in research and development expense in the recent three and six month periods was primarily due to increases of (a) $1.1 million and $6.2 million for personnel-related expenses, respectively, including approximately zero and $1.6 million for one-time personnel costs associated with the acquisition of Spectra Linear, respectively, (b) $1.4 million and $0.5 million for product introduction costs, respectively, and (c) $0.7 million and $1.3 million for amortization of acquired intangible assets, respectively. We expect that research and development expense will increase in absolute dollars in the third quarter of 2011.

Recent development projects include an energy-efficient wireless sensor node solution powered by a solar energy harvesting source, high-performance clock ICs for high-speed OTN applications, two microcontroller families that simplify the addition of USB connectivity to embedded designs, next-generation infrared and ambient light sensors for human interface applications, a family of crystal oscillators and voltage-controlled crystal oscillators designed to minimize jitter, system cost and design complexity for a wide range of high-performance, cost-sensitive applications, a bridge chip family that simplifies the addition of USB and touch sense connectivity in embedded designs, the expansion of our automotive portfolio with a family of highly integrated AM/FM tuners for car stereos, frequency flexible in-circuit programmable CMOS clock generators, power management ICs that improve efficiency in PoE equipment and a wireless IC solution designed to be a remote control on a chip.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	Change	% Change	July 2, 2011	July 3, 2010	Change	% Change
Selling, general and administrative	$26.1	$29.7	$(3.6)	(12.4)%	$57.9	$57.7	$0.2	0.3%
Percent of revenue	20.6%	22.0%			23.6%	22.1%

The decrease in selling, general and administrative expense in the recent three month period was principally due to (a) a decrease of $1.6 million for legal fees, primarily related to litigation and acquisition-related costs, (b) a decrease of $1.2 million for personnel-related expenses, and (c) a decline of $1.0 million in the fair value of acquisition-related contingent consideration. The increase in selling, general and administrative expense in the recent six month period was principally due to $3.0 million of one-time personnel costs associated with the acquisition of Spectra Linear. The increase was offset in part by (a) a decrease of $1.2 million for non-acquisition related personnel expenses, (b) a decrease of $1.1 million for legal fees, and (c) a decline of $1.0 million in the fair value of acquisition-related contingent consideration. We expect that selling, general and administrative expense will increase in absolute dollars in the third quarter of 2011.

Interest Income

	Three Months Ended			Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	Change	July 2, 2011	July 3, 2010	Change
Interest income	$0.5	$0.6	$(0.1)	$1.0	$1.3	$(0.3)

Interest Expense

Interest expense for the three and six months ended July 2, 2011 was $5 thousand and $10 thousand, respectively, compared to $22 thousand and $45 thousand for the three and six months ended July 3, 2010, respectively.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended July 2, 2011 was $0.2 million and $0.4 million, respectively, compared to $(0.6) million and $(0.9) million for the three and six months ended July 3, 2010, respectively.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	July 2, 2011	July 3, 2010	Change	July 2, 2011	July 3, 2010	Change
Provision for income taxes	$3.2	$9.6	$(6.4)	$10.9	$14.6	$(3.7)
Effective tax rate	19.5%	31.4%		48.9%	25.7%

The effective tax rate for the three months ended July 2, 2011 decreased from the prior period, primarily due to the prior period tax charge related to the intercompany license of certain technology obtained in the acquisition of Silicon Clocks and the non-renewal of the federal research and development tax credit reflected in the prior period effective tax rate, partially offset by a decrease in the foreign tax rate benefit. The effective tax rate for the six months ended July 2, 2011 increased from the prior period, primarily due to the tax charge related to the intercompany license of certain technology obtained in the acquisition of Spectra Linear and other one-time nondeductible costs associated with the acquisition of Spectra Linear recorded in the first quarter of 2011, along with a decrease in the foreign tax rate benefit.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the third quarter of fiscal 2011 to be in the range of $113.5 to $120 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.16 to $0.22.

Liquidity and Capital Resources

Our principal sources of liquidity as of July 2, 2011 consisted of $333.6 million in cash, cash equivalents and short-term investments. Our cash equivalents and short-term investments consist of money market funds, corporate bonds, municipal bonds, variable-rate demand notes, U.S. Treasury bills, U.S. government agency bonds and discount notes, international government bonds, commercial paper and certificates of deposit.

Our long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of July 2, 2011, we held $19.4 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2029 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $26.2 million during the six months ended July 2, 2011, compared to net cash provided of $52.5 million during the six months ended July 3, 2010. Operating cash flows during the six months ended July 2, 2011 reflect our net income of $11.4 million, adjustments of $31.1 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $16.3 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $70.4 million at July 2, 2011 from $45.0 million at January 1, 2011. The increase in accounts receivable resulted primarily from (a) a larger portion of the shipments occurring in the second half of the quarter ended July 2, 2011 in contrast to the more linear shipments that occurred during the last quarter of fiscal 2010, and (b) an increase in shipments during the quarter ended July 2, 2011 compared to the last quarter of fiscal 2010. Our average days sales outstanding (DSO) was 50 days at July 2, 2011 and 36 days at January 1, 2011.

Inventory decreased to $38.1 million at July 2, 2011 from $39.4 million at January 1, 2011. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 69 days at July 2, 2011 and 87 days at January 1, 2011.

Net cash used in investing activities was $4.0 million during the six months ended July 2, 2011, compared to net cash used of $86.0 million during the six months ended July 3, 2010. The decrease in cash outflows was principally due to a decrease of $86.4 million in net outflows for purchases of investments, offset by an increase of $8.9 million for the acquisition of businesses.

We anticipate capital expenditures of approximately $15 to $20 million for fiscal 2011. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $26.0 million during the six months ended July 2, 2011, compared to net cash used of $81.3 million during the six months ended July 3, 2010.  The decrease in cash outflows was principally due to a decrease of $77.1 million for repurchases of our common stock, offset by decrease of $14.8 million from proceeds from the issuance of common stock, net of shares withheld for taxes and a payment of $7.2 million on debt acquired in the acquisition of Spectra Linear.  In July 2010, our Board of Directors authorized a program to repurchase up to $150 million of our common stock prior to the end of 2011.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this ASU is not expected to have a material impact on our financial statements.

In May 2011, the FASB issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of July 2, 2011 yielded less than 100 basis points.  A decline in yield to zero basis points on our investment portfolio holdings as of July 2, 2011 would decrease our annual interest income by approximately $1.8 million. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. In March 2011, the Company’s swap agreement with a notional value of $44.3 million matured and was not renewed. The fair value of the remaining interest rate swap agreement at July 2, 2011 was a $2.9 million obligation.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of July 2, 2011, we held $19.4 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 2, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended July 2, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The parties in the approximately 300 coordinated cases, including the parties in the case against us, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on January 10, 2010. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended July 2, 2011 was $69.5 million, or 28.3% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the six months ended July 2, 2011, our ten largest customers accounted for 38% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from customers located outside of the United States was 85% during the six months ended July 2, 2011. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

•                  Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;

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

•                  A decline in demand for any of our more significant products;

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

In addition, the March 2011 earthquakes and tsunami and resulting nuclear power plant crisis in Japan could adversely affect our business. We do not utilize foundry or test subcontractors in Japan. Some of our non-Japanese assembly service providers use materials and specialty chemicals that are sourced in Japan. We have developed alternative supply chains and qualified new chemical sources. We also have customers in Japan. As of the date of this filing, we are not aware of a customer’s facilities being directly impacted by the disaster. Nevertheless, uncertainties due to the combined effects of these natural disasters remain, and it is possible that the following impacts could result:

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

The following table summarizes repurchases of our common stock during the three months ended July 2, 2011 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2011 – April 30, 2011	44	$41.66	44	$107,563

May 1, 2011 – May 28, 2011	6	$41.18	6	$107,322

May 29, 2011 – July 2, 2011	546	$38.93	546	$86,042
Total	596	$39.15	596

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

SILICON LABORATORIES INC.

August 1, 2011	/s/ Necip Sayiner

Date	Necip Sayiner President and Chief Executive Officer (Principal Executive Officer)

August 1, 2011	/s/ Paul V. Walsh, Jr.

Date	Paul V. Walsh, Jr. Chief Financial Officer (Principal Financial Officer)