Form 10-Q
period 2011-10-01
SILICON LABORATORIES INC
filed 2011-10-31
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

As of October 19, 2011, 41,850,712 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	October 1, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$108,183	$138,567
Short-term investments	174,915	227,295
Accounts receivable, net of allowance for doubtful accounts of $733 at October 1, 2011 and $772 at January 1, 2011	58,370	45,030
Inventories	38,403	39,450
Deferred income taxes	10,617	9,140
Prepaid expenses and other current assets	36,280	34,447
Total current assets	426,768	493,929
Long-term investments	17,840	17,500
Property and equipment, net	27,373	29,945
Goodwill	115,489	112,296
Other intangible assets, net	63,787	53,242
Other assets, net	26,088	20,746
Total assets	$677,345	$727,658

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,720	$24,433
Accrued expenses	31,842	25,604
Deferred income on shipments to distributors	28,372	26,127
Income taxes	809	3,692
Total current liabilities	86,743	79,856
Long-term obligations and other liabilities	19,280	22,372
Total liabilities	106,023	102,228
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 41,839 and 43,933 shares issued and outstanding at October 1, 2011 and January 1, 2011, respectively	4	4
Additional paid-in capital	—	49,947
Retained earnings	573,848	579,127
Accumulated other comprehensive loss	(2,530)	(3,648)
Total stockholders’ equity	571,322	625,430
Total liabilities and stockholders’ equity	$677,345	$727,658

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues	$119,100	$120,154	$364,933	$381,450
Cost of revenues	46,203	41,484	143,666	128,297
Gross margin	72,897	78,670	221,267	253,153
Operating expenses:
Research and development	31,715	30,769	101,248	91,200
Selling, general and administrative	27,254	28,556	85,168	86,296
Operating expenses	58,969	59,325	186,416	177,496
Operating income	13,928	19,345	34,851	75,657
Other income (expense):
Interest income	388	540	1,432	1,839
Interest expense	(4)	(21)	(14)	(66)
Other income (expense), net	(81)	(394)	292	(1,277)
Income before income taxes	14,231	19,470	36,561	76,153
Provision for income taxes	2,976	1,237	13,894	15,794

Net income	$11,255	$18,233	$22,667	$60,359

Earnings per share:
Basic	$0.26	$0.41	$0.52	$1.34
Diluted	$0.26	$0.40	$0.50	$1.28

Weighted-average common shares outstanding:
Basic	42,834	44,341	43,902	45,182
Diluted	43,919	46,009	45,305	47,103

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Operating Activities
Net income	$22,667	$60,359
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	10,119	8,736
Amortization of other intangible assets and other assets	8,570	5,461
Stock-based compensation expense	27,224	31,261
Income tax benefit from employee stock-based awards	2,301	2,855
Excess income tax benefit from employee stock-based awards	(2,111)	(2,008)
Deferred income taxes	2,011	(1,649)
Changes in operating assets and liabilities:
Accounts receivable	(11,581)	(7,429)
Inventories	1,670	(6,487)
Prepaid expenses and other assets	227	(5,527)
Accounts payable	871	607
Accrued expenses	819	(145)
Deferred income on shipments to distributors	1,495	4,723
Income taxes	1,287	(7,275)
Net cash provided by operating activities	65,569	83,482
Investing Activities
Purchases of available-for-sale investments	(113,784)	(293,502)
Proceeds from sales and maturities of marketable securities	166,262	277,541
Purchases of property and equipment	(7,472)	(6,792)
Purchases of other assets	(891)	(7,147)
Acquisitions of businesses, net of cash acquired	(27,262)	(18,351)
Net cash provided by (used in) investing activities	16,853	(48,251)
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	2,320	15,006
Excess income tax benefit from employee stock-based awards	2,111	2,008
Repurchases of common stock	(110,063)	(140,331)
Payments on debt	(7,174)	—
Net cash used in financing activities	(112,806)	(123,317)

Decrease in cash and cash equivalents	(30,384)	(88,086)
Cash and cash equivalents at beginning of period	138,567	195,737
Cash and cash equivalents at end of period	$108,183	$107,651

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at October 1, 2011 and January 1, 2011, the condensed consolidated results of its operations for the three and nine months ended October 1, 2011 and October 2, 2010, and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010.  All intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated results of operations for the three and nine months ended October 1, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. If an entity concludes otherwise, then the two-step impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$11,255	$18,233	$22,667	$60,359

Shares used in computing basic earnings per share	42,834	44,341	43,902	45,182

Effect of dilutive securities:
Stock options and awards	1,085	1,668	1,403	1,921
Shares used in computing diluted earnings per share	43,919	46,009	45,305	47,103

Earnings per share:
Basic	$0.26	$0.41	$0.52	$1.34
Diluted	$0.26	$0.40	$0.50	$1.28

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Approximately 1.4 million, 0.8 million, 0.5 million and 0.7 million weighted-average dilutive potential shares of common stock have been excluded from the earnings per share calculation for the three months ended October 1, 2011 and October 2, 2010, and for the nine months ended October 1, 2011 and October 2, 2010, respectively, as they were anti-dilutive.

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of October 1, 2011 consisted of corporate bonds, money market funds, municipal bonds, variable-rate demand notes, U.S. government agency bonds, U.S. Treasury bills, international government bonds, certificates of deposit, asset-backed securities and commercial paper. The Company’s long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of October 1, 2011, the Company held $19.3 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.3 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of October 1, 2011, $17.3 million of the auction-rate securities had credit ratings of AAA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2029 to 2046 and with current yields of 0.3% to 3.1% per year at October 1, 2011. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of October 1, 2011.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	October 1, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$41,855	$—	$—	$41,855
Available-for-sale securities:
Money market funds	66,328	—	—	66,328
Total cash and cash equivalents	$108,183	$—	$—	$108,183

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$80,102	$(282)	$240	$80,060
Municipal bonds	56,308	(5)	99	56,402
Variable-rate demand notes	13,200	—	—	13,200
U.S. government agency	10,029	(1)	20	10,048
U.S. Treasury bills	8,600	—	—	8,600
International government bonds	2,791	—	1	2,792
Certificates of deposit	1,570	(1)	—	1,569
Asset-backed securities	1,245	(1)	—	1,244
Commercial paper	1,000	—	—	1,000
Total short-term investments	$174,845	$(290)	$360	$174,915

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$19,275	$(1,435)	$—	$17,840
Total long-term investments	$19,275	$(1,435)	$—	$17,840

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of October 1, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$34,577	$(282)	$—	$—	$34,577	$(282)
Auction rate securities	—	—	17,840	(1,435)	17,840	(1,435)
Municipal bonds	6,181	(5)	—	—	6,181	(5)
U.S. government agency	5,003	(1)	—	—	5,003	(1)
Certificates of deposit	1,569	(1)	—	—	1,569	(1)
Asset-backed securities	1,244	(1)	—	—	1,244	(1)
	$48,574	$(290)	$17,840	$(1,435)	$66,414	$(1,725)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 1, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$22,272	$(18)	$—	$—	$22,272	$(18)
Corporate bonds	17,538	(44)	1,298	(2)	18,836	(46)
Auction rate securities	—	—	17,500	(2,225)	17,500	(2,225)
U.S. government agency	17,007	(5)	—	—	17,007	(5)
Certificates of deposit	1,569	(2)	—	—	1,569	(2)
	$58,386	$(69)	$18,798	$(2,227)	$77,184	$(2,296)

The gross unrealized losses as of October 1, 2011 and January 1, 2011 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at October 1, 2011 (in thousands):

	Cost	Fair Value
Due in one year or less	$158,008	$158,118
Due after one year through ten years	71,265	71,225
Due after ten years	31,175	29,740
	$260,448	$259,083

4. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations in the normal course of its business, including through its corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. The Company has entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The Company’s swap agreement with a notional value of $44.3 million matured in March 2011 and was not renewed. The Company’s objective in entering into such swap agreements was to offset increases and decreases in expenses resulting from changes in interest rates with gains and losses on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative purposes.

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

The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of October 1, 2011, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

	October 1, 2011
	Balance Sheet Location	Fair Value

Interest rate swap:	Long-term obligations and other liabilities	$2,526

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the:			Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Loss	Three Months Ended
	October 1, 2011	October 2, 2010	Reclassified into Income	October 1, 2011	October 2, 2010
Interest rate swaps	$(66)	$(835)	Rent expense	$(481)	$(791)

	Nine Months Ended			Nine Months Ended
	October 1, 2011	October 2, 2010		October 1, 2011	October 2, 2010
Interest rate swaps	$(492)	$(2,734)	Rent expense	$(1,777)	$(2,480)

The Company expects to reclassify $1.8 million of its interest rate swap losses included in accumulated other comprehensive loss as of October 1, 2011 into earnings in the next 12 months, which is offset by lower rent payments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s interest rate swap agreement contains provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. The Company’s interest rate swap was in a net liability position at October 1, 2011. No collateral has been posted with the counterparty as of October 1, 2011.

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

	Fair Value Measurements at October 1, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$66,328	$—	$—	$66,328
Total cash equivalents	$66,328	$—	$—	$66,328

Short-term Investments:
Corporate bonds	$—	$80,060	$—	$80,060
Municipal bonds	—	56,402	—	56,402
Variable-rate demand notes	—	13,200	—	13,200
U.S. government agency	—	10,048	—	10,048
U.S. Treasury bills	8,600	—	—	8,600
International government bonds	—	2,792	—	2,792
Certificates of deposit	—	1,569	—	1,569
Asset-backed securities	—	1,244	—	1,244
Commercial paper	—	1,000	—	1,000
Total short-term investments	$8,600	$166,315	$—	$174,915

Long-term Investments:
Auction rate securities	$—	$—	$17,840	$17,840
Total long-term investments	$—	$—	$17,840	$17,840

Total	$74,928	$166,315	$17,840	$259,083

Liabilities:
Derivative instruments	$—	$2,526	$—	$2,526
Contingent consideration	—	—	1,523	1,523
Total	$—	$2,526	$1,523	$4,049

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Fair Value Measurements at January 1, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (1)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
U.S. Treasury bills	$50,097	$—	$—	$50,097
Money market funds	45,167	—	—	45,167
Commercial paper	—	2,659	—	2,659
Total cash equivalents	$95,264	$2,659	$—	$97,923

Short-term Investments:
Corporate bonds	$—	$88,518	$—	$88,518
Variable-rate demand notes	—	39,425	—	39,425
Municipal bonds	—	38,414	—	38,414
U.S. government agency	—	34,680	—	34,680
International government bonds	—	10,830	—	10,830
U.S. Treasury bills	6,999	—	—	6,999
Certificates of deposit	—	5,742	—	5,742
Commercial paper	—	2,687	—	2,687
Total short-term investments	$6,999	$220,296	$—	$227,295

Long-term Investments:
Auction rate securities	$—	$—	$17,500	$17,500
Total long-term investments	$—	$—	$17,500	$17,500

Total	$102,263	$222,955	$17,500	$342,718

Liabilities:
Derivative instruments	$—	$3,811	$—	$3,811
Contingent consideration	—	—	1,780	1,780
Total	$—	$3,811	$1,780	$5,591

(1)   The Company previously classified all of its cash equivalents and short-term investments as using Level 1 inputs. The Company has determined that the pricing methods for certain of these investments use significant other observable inputs. Accordingly, such investments held in prior periods have been reclassified to Level 2 to conform to the current year presentation. The reclassification had no impact on the fair value of investments in any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash equivalents and short-term investments that are classified as Level 1 are valued using quoted prices and other relevant information generated by market transactions involving identical assets. Investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Investments classified as Level 3 are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company’s inability to liquidate the securities.

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

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended October 1, 2011 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Nine Months Ended
Beginning balance	$17,196	$17,500
Settlements	(150)	(450)
Unrealized gains	794	790
Balance at October 1, 2011	$17,840	$17,840

Liabilities

Contingent Consideration (1)	Three Months Ended	Nine Months Ended
Beginning balance	$2,034	$1,780
Issuances	—	1,025
Recognized net gain (2)	(511)	(1,282)
Balance at October 1, 2011	$1,523	$1,523

Net gain for period included in earnings attributable to contingent consideration still held at October 1, 2011:	$511	$1,282

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

(2)   The Company reduced the estimated fair value of contingent consideration based on the expectation that certain milestone goals will no longer be achieved.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Details

Inventories (in thousands):

	October 1, 2011	January 1, 2011
Work in progress	$32,409	$32,977
Finished goods	5,994	6,473
	$38,403	$39,450

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company believes that the acquisition adds a broad family of timing ICs that will enable it to accelerate penetration in high-volume applications, while further scaling the Company’s engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill was allocated to the Company’s operating segment and is not expected to be deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core and developed technology	$16,560	9.6
Customer relationships	1,400	10.0
	17,960
Accounts receivable	1,759
Inventories	1,199
Other current assets	1,658
Goodwill	4,097
Deferred tax assets — non-current	12,316
Other non-current assets	597
Notes payable — current portion	(4,641)
Current liabilities	(3,112)
Non-current liabilities	(3,254)
Total purchase price	$28,579

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

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$9,470	Not amortized
Developed technology	230	3.0
Customer relationships	30	2.0
	9,730
Cash and cash equivalents	514
Other current assets	473
Deferred tax assets — non-current	11,521
Other non-current assets	322
Goodwill	3,209
Current liabilities	(1,338)
Deferred tax liabilities — non-current	(3,406)
Total purchase price	$21,025

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
$9,470

8. Stockholders’ Equity

Common Stock

The Company issued 1.1 million shares of common stock during the nine months ended October 1, 2011, net of 0.2 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Share Repurchase Programs

In July 2010, the Board of Directors adopted a share repurchase program to repurchase up to $150 million of the Company’s common stock through 2011. The program became effective immediately and terminated the remaining share repurchase authorization of the prior program. The prior program, which was announced in October 2009, authorized the repurchase up to $150 million of the Company’s common stock through 2010. The program adopted in July 2010 was completed in August 2011. In October 2011, the Board of Directors adopted a new share repurchase program to repurchase up to $50 million of the Company’s common stock through April 2012. These programs allowed for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. During the nine months ended October 1, 2011, the Company repurchased 3.2 million shares of its common stock for $110.0 million. During the nine months ended October 2, 2010, the Company repurchased 3.3 million shares of its common stock for $140.3 million.

Comprehensive Income

The changes in the components of comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended
	October 1, 2011	October 2, 2010
Net income	$11,255	$18,233
Net unrealized gains on available-for-sale securities, net of tax of $(104) and $(109), respectively	192	203
Net unrealized gains (losses) on cash flow hedges, net of tax of $(145) and $16, respectively	270	(29)
Comprehensive income	$11,717	$18,407

	Nine Months Ended
	October 1, 2011	October 2, 2010
Net income	$22,667	$60,359
Net unrealized gains on available-for-sale securities, net of tax of $(152) and $(806), respectively	283	1,498
Net unrealized gains (losses) on cash flow hedges, net of tax of $(450) and $89, respectively	835	(165)
Comprehensive income	$23,785	$61,692

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 1, 2011	$(2,477)	$(1,171)	$(3,648)
Change associated with current period transactions, net of tax	(320)	283	(37)
Amount reclassified into earnings, net of tax	1,155	—	1,155
Balance at October 1, 2011	$(1,642)	$(888)	$(2,530)

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

Stock-based compensation costs are generally based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of stock awards and restricted stock units (RSUs) generally equal their intrinsic value on the date of grant. There were no stock options granted during the nine months ended October 1, 2011 or October 2, 2010. The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Nine Months Ended
Employee Stock Purchase Plan	October 1, 2011	October 2, 2010
Expected volatility	25.0%	33.8%
Risk-free interest rate %	0.3%	0.6%
Expected term (in months)	12	15
Dividend yield	—	—

The following are the stock-based compensation costs recognized in the Company’s Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of revenues	$335	$368	$1,015	$1,075
Research and development	3,581	4,371	11,284	12,921
Selling, general and administrative	5,234	5,591	14,925	17,265
	9,150	10,330	27,224	31,261
Income tax benefit	880	1,321	2,695	4,328
	$8,270	$9,009	$24,529	$26,933

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company had approximately $48.7 million of total unrecognized compensation costs related to stock options and stock awards at October 1, 2011 that are expected to be recognized over a weighted-average period of 1.6 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

The parties in the approximately 300 coordinated cases, including the parties in the case against the Company, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on January 10, 2010. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant is not a class member with standing to appeal. The appellant has filed with the United States Court of Appeals for the Second Circuit a notice of appeal of the District Court opinion that he is not a class member.

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

Discontinued Operations Indemnification

In fiscal 2007, the Company sold its Aero® transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the “Aero product lines”) to NXP B.V. and NXP Semiconductors France SAS (collectively “NXP”). In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters. There is no contractual limit on exposure with respect to such matters. As of October 1, 2011, the Company had no material liabilities recorded with respect to this indemnification obligation.

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences.  Income tax expense was $3.0 million and $1.2 million for the three months ended October 1, 2011 and October 2, 2010, respectively, resulting in effective tax rates of 20.9% and 6.4%, respectively. Income tax expense was $13.9 million and $15.8 million for the nine months ended October 1, 2011 and October 2, 2010, respectively, resulting in effective tax rates of 38.0% and 20.7%, respectively. The effective tax rate for the three months ended October 1, 2011 increased from the prior period, primarily due to non-recurring benefits reflected in the prior period effective tax rate, including a reduction to the liability for unrecognized tax benefits and related interest accrual as well as tax return adjustments, partially offset by an increase in the research and development tax credit in the current period. The effective tax rate for the nine months ended October 1, 2011 increased from the prior period, primarily due to the tax charge related to the intercompany license of certain technology obtained in the acquisition of Spectra Linear and other one-time nondeductible costs associated with the acquisition of Spectra Linear recorded in the first quarter of 2011, as well as a decrease in the foreign tax rate benefit. These decreases were partially offset by an increase in the research and development tax credit.

At October 1, 2011, the Company had gross unrecognized tax benefits of $11.6 million, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The tax years 2004 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2011 will have 52 weeks and fiscal 2010 had 52 weeks. Our third quarter of fiscal 2011 ended October 1, 2011. Our third quarter of fiscal 2010 ended October 2, 2010.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include Amstrad, Cisco, Huawei, LG Electronics, Pace, Panasonic, Sagem, Samsung, Technicolor and Varian Medical Systems.

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

In the first nine months of fiscal 2011, we introduced single-chip hybrid TV receivers designed to simplify TV and set-top box designs, a multi-band radio receiver that streamlines the design of wheel-tuned radio products with digital displays, a silicon TV tuner solution for TV makers in China and Taiwan, next generation ISOmodem® embedded modems with advanced voice features for a wide range of data modem applications, six-channel digital isolators with isolation ratings up to 5 kV, a highly integrated, cost-effective and power-efficient subscriber line interface circuit (SLIC) solution for VoIP gateways, an energy-efficient wireless sensor node solution powered by a solar energy harvesting source, high-performance clock ICs for high-speed optical transport network (OTN) applications, two microcontroller families that simplify the addition of USB connectivity to embedded designs, next-generation infrared and ambient light sensors for human interface applications and a family of crystal oscillators and voltage-controlled crystal oscillators designed to minimize jitter, system cost and design complexity for a wide range of high-performance, cost-sensitive applications. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the nine months ended October 1, 2011, one customer, Samsung, represented more than 10% of our revenues. No other single end customer accounted for more than 10% of our revenues during the nine months ended October 1, 2011. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors, Edom Technology, Avnet and Macnica, represented 24%, 13% and 11% of our revenues during the nine months ended October 1, 2011, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended October 1, 2011.

The percentage of our revenues derived from customers located outside of the United States was 87% during the nine months ended October 1, 2011.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Because many of our ICs are designed for use in consumer products such as televisions, set-top boxes, portable navigation devices and mobile handsets, we expect that the demand for our products will be typically subject to some degree of seasonal demand. However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.8	34.5	39.4	33.6
Gross margin	61.2	65.5	60.6	66.4

Operating expenses:
Research and development	26.6	25.6	27.7	23.9
Selling, general and administrative	22.9	23.8	23.4	22.7
Operating expenses	49.5	49.4	51.1	46.6

Operating income	11.7	16.1	9.5	19.8

Other income (expense):
Interest income	0.4	0.4	0.4	0.4
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	(0.1)	(0.3)	0.1	(0.3)
Income before income taxes	12.0	16.2	10.0	19.9
Provision for income taxes	2.5	1.0	3.8	4.1
Net income	9.5%	15.2%	6.2%	15.8%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	Change	% Change	October 1, 2011	October 2, 2010	Change	% Change
Revenues	$119.1	$120.2	$(1.1)	(0.9)%	$364.9	$381.5	$(16.6)	(4.3)%

The decline in the sales of our products in the recent three and nine month periods was driven primarily by demand weakness. Unit volumes of our products increased by 4.6% and average selling prices decreased by 4.4% compared to the three months ended October 2, 2010.  Unit volumes of our products decreased by 7.0% and average selling prices increased by 3.6% compared to the nine months ended October 2, 2010.

The average selling prices of our products may fluctuate significantly from period to period.  In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	Change	% Change	October 1, 2011	October 2, 2010	Change	% Change
Gross margin	$72.9	$78.7	$(5.8)	(7.3)%	$221.3	$253.2	$(31.9)	(12.6)%
Percent of revenue	61.2%	65.5%			60.6%	66.4%

The decrease in gross margin in the recent three month period was primarily due to changes in product mix. The decrease in gross margin in the recent nine month period was primarily due to changes in product mix, decreased sales, charges related to the acquisition of Spectra Linear and a one-time charge for the cancellation of in-process material.

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

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	Change	% Change	October 1, 2011	October 2, 2010	Change	% Change
Research and development	$31.7	$30.8	$0.9	3.1%	$101.2	$91.2	$10.0	11.0%
Percent of revenue	26.6%	25.6%			27.7%	23.9%

The increase in research and development expense in the recent three and nine month periods was primarily due to increases of (a) $1.0 million and $7.2 million for personnel-related expenses, respectively, including zero and $1.6 million for one-time personnel costs associated with the acquisition of Spectra Linear, respectively, and (b) $0.6 million and $1.9 million for amortization of acquired intangible assets, respectively. We expect that research and development expense will increase in absolute dollars in the fourth quarter of 2011.

Recent development projects include single-chip hybrid TV receivers designed to simplify TV and set-top box designs, a multi-band radio receiver that streamlines the design of wheel-tuned radio products with digital displays, a silicon TV tuner solution for TV makers in China and Taiwan, next generation ISOmodem embedded modems with advanced voice features for a wide range of data modem applications, six-channel digital isolators with isolation ratings up to 5 kV, a highly integrated, cost-effective and power-efficient SLIC solution for VoIP gateways, an energy-efficient wireless sensor node solution powered by a solar energy harvesting source, high-performance clock ICs for high-speed OTN applications, two microcontroller families that simplify the addition of USB connectivity to embedded designs, next-generation infrared and ambient light sensors for human interface applications, a family of crystal oscillators and voltage-controlled crystal oscillators designed to minimize jitter, system cost and design complexity for a wide range of high-performance, cost-sensitive applications, a bridge chip family that simplifies the addition of USB and touch sense connectivity in embedded designs, the expansion of our automotive portfolio with a family of highly integrated AM/FM tuners for car stereos, frequency flexible in-circuit programmable CMOS clock generators and power management ICs that improve efficiency in PoE equipment.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	Change	% Change	October 1, 2011	October 2, 2010	Change	% Change
Selling, general and administrative	$27.3	$28.6	$(1.3)	(4.6)%	$85.2	$86.3	$(1.1)	(1.3)%
Percent of revenue	22.9%	23.8%			23.4%	22.7%

The decrease in selling, general and administrative expense in the recent three month period was principally due to (a) a decrease of $0.6 million for legal fees, primarily related to litigation and acquisition-related costs, and (b) a decline of $0.4 million in the fair value of acquisition-related contingent consideration. The decrease in selling, general and administrative expense in the recent nine month period was principally due to a) a decrease of $1.7 million for legal fees, and (b) a decline of $1.3 million in the fair value of acquisition-related contingent consideration. The decrease in the nine month period was offset in part by an increase of $1.8 million for personnel-related expenses, including $3.0 million for one-time personnel costs associated with the acquisition of Spectra Linear. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the fourth quarter of 2011.

Interest Income

	Three Months Ended			Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	Change	October 1, 2011	October 2, 2010	Change
Interest income	$0.4	$0.5	$(0.1)	$1.4	$1.8	$(0.4)

Interest Expense

Interest expense for the three and nine months ended October 1, 2011 was $4 thousand and $14 thousand, respectively, compared to $21 thousand and $66 thousand for the three and nine months ended October 2, 2010, respectively.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended October 1, 2011 was $(0.1) million and $0.3 million, respectively, compared to $(0.4) million and $(1.3) million for the three and nine months ended October 2, 2010, respectively.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	October 1, 2011	October 2, 2010	Change	October 1, 2011	October 2, 2010	Change
Provision for income taxes	$3.0	$1.2	$1.8	$13.9	$15.8	$(1.9)
Effective tax rate	20.9%	6.4%		38.0%	20.7%

The effective tax rate for the three months ended October 1, 2011 increased from the prior period, primarily due to non-recurring benefits reflected in the prior period effective tax rate, including a reduction to the liability for unrecognized tax benefits and related interest accrual as well as tax return adjustments, partially offset by an increase in the research and development tax credit in the current period. The effective tax rate for the nine months ended October 1, 2011 increased from the prior period, primarily due to the tax charge related to the intercompany license of certain technology obtained in the acquisition of Spectra Linear and other one-time nondeductible costs associated with the acquisition of Spectra Linear recorded in the first quarter of 2011, as well as a decrease in the foreign tax rate benefit. These decreases were partially offset by an increase in the research and development tax credit.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the fourth quarter of fiscal 2011 to be in the range of up 3% to down 3% sequentially. Furthermore, we expect our diluted earnings per share to be in the range of $0.21 to $0.27.

Liquidity and Capital Resources

Our principal sources of liquidity as of October 1, 2011 consisted of $283.1 million in cash, cash equivalents and short-term investments. Our cash equivalents and short-term investments consist of corporate bonds, market funds, municipal bonds, variable-rate demand notes, U.S. government agency bonds, U.S. Treasury bills, international government bonds, certificates of deposit, asset-backed securities and commercial paper.

Our long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of October 1, 2011, we held $19.3 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2029 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $65.6 million during the nine months ended October 1, 2011, compared to net cash provided of $83.5 million during the nine months ended October 2, 2010. Operating cash flows during the nine months ended October 1, 2011 reflect our net income of $22.7 million, adjustments of $48.1 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $5.2 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $58.4 million at October 1, 2011 from $45.0 million at January 1, 2011. The increase in accounts receivable resulted primarily from (a) a larger portion of the shipments occurring in the second half of the quarter ended October 1, 2011 in contrast to the more linear shipments that occurred during the last quarter of fiscal 2010, and (b) an increase in shipments during the quarter ended October 1, 2011 compared to the last quarter of fiscal 2010. Our average days sales outstanding (DSO) was 44 days at October 1, 2011 and 36 days at January 1, 2011.

Inventory decreased to $38.4 million at October 1, 2011 from $39.4 million at January 1, 2011. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 75 days at October 1, 2011 and 87 days at January 1, 2011.

Net cash provided by investing activities was $16.9 million during the nine months ended October 1, 2011, compared to net cash used of $48.3 million during the nine months ended October 2, 2010. The increase in cash inflows was principally due to an increase of $68.4 million in net inflows for sales and maturities of investments.

We anticipate capital expenditures of approximately $10 to $15 million for fiscal 2011. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $112.8 million during the nine months ended October 1, 2011, compared to net cash used of $123.3 million during the nine months ended October 2, 2010.  The decrease in cash outflows was principally due to a decrease of $30.3 million for repurchases of our common stock, offset by decrease of $12.7 million from proceeds from the issuance of common stock, net of shares withheld for taxes and a payment of $7.2 million on debt acquired in the acquisition of Spectra Linear. In July 2010, our Board of Directors authorized a program to repurchase up to $150 million of our common stock prior to the end of 2011. The program was completed in August 2011.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. If an entity concludes otherwise, then the two-step impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income. This ASU requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The adoption of this ASU is not expected to have a material impact on our financial statements.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of October 1, 2011 yielded less than 100 basis points.  A decline in yield to zero basis points on our investment portfolio holdings as of October 1, 2011 would decrease our annual interest income by approximately $1.9 million. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. In March 2011, the Company’s swap agreement with a notional value of $44.3 million matured and was not renewed. The fair value of the remaining interest rate swap agreement at October 1, 2011 was a $2.5 million obligation.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of October 1, 2011, we held $19.3 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 1, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended October 1, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The parties in the approximately 300 coordinated cases, including the parties in the case against us, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on January 10, 2010. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant is not a class member with standing to appeal. The appellant has filed with the United States Court of Appeals for the Second Circuit a notice of appeal of the District Court opinion that he is not a class member.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended October 1, 2011 was $101.2 million, or 27.7% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the nine months ended October 1, 2011, our ten largest customers accounted for 37% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from customers located outside of the United States was 87% during the nine months ended October 1, 2011. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended October 1, 2011 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2011 — July 30, 2011	430	$37.24	430	$70,002

July 31, 2011 — August 27, 2011	2,114	$33.12	2,114	$—

August 28, 2011 — October 1, 2011	—	$—	—	$—
Total	2,544	$33.82	2,544

In July 2010, our Board of Directors authorized a program to repurchase up to $150 million of our common stock through 2011. The program was completed in August 2011.

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

SILICON LABORATORIES INC.

October 31, 2011	/s/ Necip Sayiner
Date	Necip Sayiner
President and
Chief Executive Officer
(Principal Executive Officer)

October 31, 2011	/s/ Paul V. Walsh, Jr.
Date	Paul V. Walsh, Jr.
Chief Financial Officer
(Principal Financial Officer)