Form 10-K
period 2011-12-31
SILICON LABORATORIES INC
filed 2012-02-15
CIK 1038074

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (July 1, 2011) was $1,707,989,934 (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 42,236,172 shares of the registrant's common stock issued and outstanding as of January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Industry Background

        Communications, computing and consumer electronics continue to converge, driving semiconductor consumption. Growth in these markets has been driven primarily by the pervasiveness of the Internet, development of new communications technologies and applications, the demand for higher-speed, highly reliable networks and the movement towards greener electronics with reduced power consumption. This demand has fueled tremendous growth in the number of electronic devices. Demand for functionality in mobile, handheld devices has increased as manufacturers attempt to further differentiate their products. Demand for smart devices, mobility, alternative telephony services and the transition to digital radio and video are also key trends driving demand for innovative, mixed-signal ICs.

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

        Many IC providers lack sufficient analog expertise to develop compelling mixed-signal ICs. As a result, manufacturers of electronic devices value IC providers that can supply them with mixed-signal solutions with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

Products

        We provide analog-intensive, mixed-signal ICs for use in a variety of electronic products in a broad range of applications including portable devices, AM/FM radios and other consumer electronics, networking equipment, test and measurement equipment, industrial monitoring and control, and customer premises equipment. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competing products into a single chip or chipset. By doing so, we are able to create products that, when compared to many competing products:

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

        We group our products into the following categories:

  •
  Broad-based products, which include our microcontrollers, timing products (clocks and oscillators), wireless receivers, isolation devices and human interface sensors and controllers;

  •
  Broadcast products, which include our broadcast audio and video products;

  •
  Access products, which include our Voice over IP (VoIP) products, embedded modems and our Power over Ethernet devices; and

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
Precision Clocks and Oscillators

Leveraging our DSPLL® and MultiSynth technologies to offer frequency agile, extremely low jitter clock and oscillator products, these devices replace traditional solutions implemented using expensive, bulky modules, numerous crystal sources, complicated discrete circuitry requiring numerous components, or hybrid IC/discrete solutions that offer limited functionality.

• Networking equipment • Telecommunications • Wireless base stations • Test and measurement equipment • HDTV video • High-speed data acquisition • SONET/SDH line cards • Storage area networks
EZRadio® Short-Range Wireless Transceivers

Our EZRadio family of fully integrated, low power, low data rate and low cost short range wireless ICs are designed to meet the needs of customers developing applications requiring a secure, point to point transmission such as industrial monitoring and control. These products are still in the early stages of customer adoption.

• Remote keyless entry • Home security monitors • Smart Meters • Remote controls
Digital Isolators and Related Products

Our digital isolators and related products leverage patented isolation techniques to enable, for example, multiple channels of isolation on a single device, simplifying design and reducing system cost. These products are still in the early stages of customer adoption.

• Switch mode power supplies • Isolated analog data acquisition • Industrial networking • Motor control • Isolated DC-DC supplies • Electronic ballasts for lighting
Human Interface Sensors and Controllers

Our QuickSense™ family of human interface products includes touch sense controllers, proximity sensors and ambient light sensors. These devices leverage our mixed-signal capability to provide high accuracy, quicker response time and lower power consumption than competing parts. These products are in the early stages of customer adoption.

• Smartphones and handhelds • Industrial controls • Toys and consumer electronics • Monitors and lavatory controls
Broadcast Products
Broadcast Radio Receivers and Transmitters

Our AM and FM receivers deliver the entire tuner from antenna input to audio output in a single chip. The broadcast audio products are based on an innovative digital architecture that enables significant improvements in performance, which translates to a better consumer experience, while reducing system cost and board space for our customers. The AM/FM receivers enable AM and/or FM radio in virtually any device and the transmitters allow customers to cost effectively add wireless AM/FM audio playback capability.

• Mobile phones • Stand-alone AM/FM radios • Portable audio devices • MP3/digital media players • Navigation/GPS devices • Satellite radios • Home stereos • Automotive infotainment systems

Product Areas and Description	Applications
Video tuners and demodulators

Our complete, globally-compliant hybrid TV tuners with analog TV demodulator in a single CMOS IC leverage our proven digital low-IF architecture and exceed the performance of traditional discrete TV tuners, enabling TV makers to deliver improved picture quality and better reception for both analog and digital broadcasts. Our small, low power and high performance digital video demodulators support DVB-T/T2, DVB-S/S2, and/or DVB-C in a single chip and are ideal for equipment receiving digital terrestrial, satellite and/or cable services.

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

The ISOmodem embedded modems leverage innovative silicon direct access arrangement (DAA) technology and a digital signal processor to deliver a globally compliant, very small analog modem for embedded applications.

•

Set-top and digital cable boxes

•

Industrial monitoring

•

Postage meters

•

Security systems

•

Remote medical monitoring

•

Gaming consoles

•

Personal Video Recorders (PVRs)

•

Point of sale (POS) terminals

•

Fax machines and multi-function printers

Power over Ethernet

Our Power over Ethernet (PoE) Power Source Equipment and Powered Device ICs offer highly differentiated solutions with a reduced total bill of materials (BOM) cost and improved performance and reliability. Our solutions also offer an integration level that enables functionality not available with competing solutions.

• Wireless access points (WAP) • VoIP phones • Radio frequency identification (RFID) tag readers • POS terminals • Networking routers and switches • Security cameras

        During fiscal 2011, 2010 and 2009, sales of our mixed-signal products accounted for substantially all of our revenue.

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

        Three of our distributors, Edom Technology, Avnet and Macnica, represented 24%, 12% and 10% of our revenues during fiscal 2011, respectively. No other distributor accounted for 10% or more of revenues for fiscal 2011.

        During fiscal 2011, our ten largest end customers accounted for 38% of our revenues. We had one customer, Samsung, whose purchases across a variety of product areas represented 13% of our revenues during this period. Our major customers include Cisco, Huawei, LG Electronics, Pace, Panasonic, Sagem, Samsung, Technicolor, Varian Medical Systems and ZTE.

        We maintain numerous sales offices in North America, Europe and Asia. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 86% in fiscal 2011. For further information regarding our revenues and long-lived assets by geographic area, see Note 16, Segment Information, to the Consolidated Financial Statements.

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

        Our marketing efforts are targeted at both identified industry leaders and emerging market participants. Direct marketing activities are supplemented by a focused marketing communications effort that seeks to raise awareness of our company and products. Our public relations efforts are focused on leading trade and business publications. Our external website is used to deliver corporate and product information. We also pursue targeted advertising in key trade publications and we have a cooperative marketing program that allows our distributors and representatives to promote our products to their local markets in conjunction with their own advertising activities. Finally, we maintain a presence at strategic trade shows and industry events. These activities, in combination with direct sales activities, help drive demand for our products.

        Due to the complex and innovative nature of our ICs, we employ experienced applications engineers who work closely with customers to support the design-win process, and can significantly accelerate the customer's time to market. A design-win occurs when a customer has designed our ICs into its product architecture and ordered product from us. A considerable amount of effort to assist the customer in incorporating our ICs into its products is typically required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers. The amount of time required to achieve a design-win can vary substantially depending on a customer's development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Not all design wins ultimately result in revenue.

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

Research and Development

        Through our research and development efforts, we leverage experienced analog and mixed-signal engineering talent and expertise to create new ICs that integrate functions typically performed inefficiently by multiple discrete components. This integration generally results in lower costs, smaller die sizes, lower power demands and enhanced price/performance characteristics. We attempt to reuse successful techniques for integration in new applications where similar benefits can be realized. We believe that we have attracted many of the best engineers in our industry. We believe that reliable and precise analog and mixed-signal ICs can only be developed by teams of engineers who have significant analog experience and are familiar with the intricacies of designing these ICs for commercial volume production. The development of test methodologies is just one example of a critical activity requiring experience and know-how to enable the rapid release of a new product for commercial success. We have accumulated a vast set of trade secrets that allow us to pursue innovative approaches to mixed-signal problems that are difficult for competitors to duplicate. We highly value our engineering talent and strive to maintain a very high bar when bringing new recruits to the company.

        Research and development expenses were $136.0 million, $123.8 million and $104.4 million in fiscal 2011, 2010 and 2009, respectively.

Technology

        Our product development process facilitates the design of highly-innovative, analog-intensive, mixed-signal ICs. Our engineers' deep knowledge of existing and emerging standards and performance requirements helps us to assess the technical feasibility of a particular IC. We target areas where we can provide compelling product improvements. Once we have solved the primary challenges, our field application engineers continue to work closely with our customers' design teams to maintain and develop an understanding of our customers' needs, allowing us to formulate derivative products and refined features.

        In providing mixed-signal ICs for our customers, we believe our key competitive advantages are:

  •
  Analog and RF design expertise in CMOS;

  •
  Digital signal processing, firmware and system design expertise;

  •
  Microcontroller and system on a chip design expertise; and

  •
  Our broad understanding of systems technology and trends.

        To fully capitalize on these advantages, we have assembled a world-class development team with exceptional analog and mixed-signal design expertise led by accomplished senior engineers.

Analog and RF Design Expertise in CMOS

        We believe that our most significant core competency is world-class analog and RF design capability. Additionally, we strive to design substantially all of our ICs in standard CMOS processes. While it is significantly more difficult to design analog ICs in CMOS, CMOS provides multiple benefits versus existing alternatives, including significantly reduced cost, reduced technology risk and greater worldwide foundry capacity. CMOS is the most commonly used process technology for manufacturing digital ICs and as a result is most likely to be used for the manufacturing of ICs with finer line geometries. These finer line geometries can enable smaller and faster ICs. By designing our ICs in CMOS, we enable our products to benefit from this trend towards finer line geometries, which allows us to integrate more digital functionality into our mixed-signal ICs.

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

Digital Signal Processing, Firmware and System Design Expertise

        We consider the partitioning of a circuit to be a proprietary and creative design technique. Deep systems knowledge allows us to use our digital signal processing (DSP) design expertise to maximize the price/performance characteristics of both the analog and digital functions and allow our ICs to work in an optimized manner to accomplish particular tasks. Generally, we attempt to move analog functions into the digital domain as quickly as possible, creating system efficiencies without compromising performance. These patented approaches require our advanced DSP and systems expertise. We then leverage our firmware know-how to change the 'personality' of our devices, optimizing features and functions needed by various markets we serve. For example, our broadcast audio products use a proven digital low-IF receiver and transmitter architecture to deliver superior RF performance and interference rejection compared to traditional, analog-only approaches. Digital signal processing is utilized to optimize sound quality under varying signal conditions, enabling a better consumer experience. Firmware has enabled us to rapidly expand the portfolio to address multiple markets without substantial silicon changes, including shortwave, longwave, analog tuned, digital tuned and even high performance HD-capable automotive radios.

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

Manufacturing

        As a fabless semiconductor company, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs typically use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products' life cycles. We currently partner principally with Taiwan Semiconductor Manufacturing Co. (TSMC) or its affiliates to manufacture our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2011, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2012.

Backlog

        As of December 31, 2011, our backlog was approximately $83.3 million, compared to approximately $87.5 million as of January 1, 2011. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Shipments to distributors are not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

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

        Due to our diversified product portfolio and the numerous markets and applications we serve, we target a relatively large number of competitors. We compete with Analog Devices, Atmel, Broadcom, Conexant, Cypress, Epson, Freescale, IDT, Lantiq, Maxim Integrated Products, Microchip, Microsemi, NXP Semiconductors, Renesas, Sony Semiconductor, ST-Ericsson, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products that could eliminate the need for our ICs.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 31, 2011, we had approximately 1,140 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Employees

        As of December 31, 2011, we employed 908 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

Environmental Regulation

        Federal, state and local regulations impose various environmental controls on the storage, use, discharge and disposal of certain chemicals and gases used in the semiconductor industry. Our compliance with these laws and regulations has not had a material impact on our financial position or results of operations.

Available Information

        Our website address is www.silabs.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

  •
  The software used in our products, including software provided by third parties, may not meet the needs of our customers;

  •
  Significant legal costs to defend our intellectual property rights or respond to claims against us; and

  •
  The rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

        The markets for consumer electronics, for example, are characterized by rapid fluctuations in demand and seasonality that result in corresponding fluctuations in the demand for our products that are incorporated in such devices. Additionally, the rate of technology acceptance by our customers results in fluctuating demand for our products as customers are reluctant to incorporate a new IC into their products until the new IC has achieved market acceptance. Once a new IC achieves market acceptance, demand for the new IC can quickly accelerate to a point and then level off such that rapid historical growth in sales of a product should not be viewed as indicative of continued future growth. In addition, demand can quickly decline for a product when a new IC product is introduced and receives market acceptance. Due to the various factors mentioned above, the results of any prior quarterly or annual periods should not be relied upon as an indication of our future operating performance.

If we are unable to develop or acquire new and enhanced products that achieve market acceptance in a timely manner, our operating results and competitive position could be harmed

        Our future success will depend on our ability to develop or acquire new ICs and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we have at times experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

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

Research and development expense in fiscal 2011 was $136.0 million, or 27.7% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2011, our ten largest customers accounted for 38% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

        We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United

States was 86% during fiscal 2011. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

        To date, all of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. Similarly, a decrease in the value of the U.S. dollar could reduce our buying power with respect to international suppliers.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

        The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Atmel, Broadcom, Conexant, Cypress, Epson, Freescale, IDT, Lantiq, Maxim Integrated Products, Microchip, Microsemi, NXP Semiconductors, Renesas, Sony Semiconductor, ST-Ericsson, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our primary facilities, housing engineering, sales and marketing, administration and test operations, are located in Austin, Texas. Our Austin, Texas operations currently occupy approximately 210,000 square feet of leased floor space with lease terms expiring in 2013. In addition to these properties, we lease smaller facilities in various locations in the United States, China, France, Germany,

Hungary, India, Ireland, Italy, Japan, South Korea, Singapore, Taiwan, Turkey and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

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

        The parties in the approximately 300 coordinated cases, including the parties in the case against us, reached a settlement. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on January 10, 2010. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court's decision to the Second Circuit. Subsequently, the appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice. As a result, the settlement among the parties is final and the case is concluded. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including us. The settlement did not have a material impact to our financial position or results of operations.

Other

        We are involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.    Mine Safety Disclosures

  Not applicable

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 31, 2012, there were 126 holders of record of our common stock.

	High	Low
Fiscal Year 2010
First Quarter	$49.10	$41.98
Second Quarter	53.17	39.84
Third Quarter	44.28	34.10
Fourth Quarter	47.47	35.66
Fiscal Year 2011
First Quarter	$50.27	$41.48
Second Quarter	46.28	37.56
Third Quarter	42.88	30.36
Fourth Quarter	45.10	31.92

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

Company / Index	12/30/06	12/29/07	01/03/09	01/02/10	01/01/11	12/31/11
Silicon Laboratories Inc.	$100.00	$108.72	$73.77	$139.62	$132.81	$125.31
NASDAQ Composite	$100.00	$108.51	$64.13	$92.63	$108.90	$107.64
NASDAQ Electronic Components	$100.00	$115.26	$58.88	$95.92	$109.21	$98.29

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on December 30, 2006, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended December 31, 2011 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2011 - October 29, 2011	—	$—	—	$50,000
October 30, 2011 - November 26, 2011	—	$—	—	$50,000
November 27, 2011 - December 31, 2011	—	$—	—	$50,000

Total	—	$—	—

        In October 2011, our Board of Directors authorized a program to repurchase up to $50 million of our common stock through April 2012. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 6.    Selected Financial Data

        Please read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and the notes to those statements included in this Form 10-K.

	Fiscal Year
	2011	2010	2009		2008		2007
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$491,625	$493,341	$441,020		$415,630		$337,461
Operating income	50,074	86,671	66,511		43,656	(3)	23,097
Income from continuing operations	35,472	73,242	73,092	(2)	32,935	(3)	39,687
Income from discontinued operations, net of income taxes	—	—	—		—		165,149	(4)
Net income	$35,472	$73,242	$73,092	(2)	$32,935	(3)	$204,836	(4)
Income from continuing operations per share:
Basic	$0.82	$1.63	$1.62		$0.68		$0.72
Diluted	$0.79	$1.57	$1.57		$0.67		$0.70
Consolidated Balance Sheet Data
Cash, cash equivalents and investments (1)	$324,967	$383,362	$434,899		$325,360		$572,974	(5)
Working capital	370,211	414,073	435,359		289,716		599,300
Total assets	705,991	727,658	742,838		624,245		840,246
Long-term obligations	24,214	22,372	24,403		48,789		43,309
Total stockholders' equity	598,939	625,430	629,796		502,460		703,545

(1)
Reflects repurchases of $110 million, $140 million, $20 million, $280 million and $163 million of our common stock in fiscal 2011, 2010, 2009, 2008 and 2007, respectively.

(2)
Includes a benefit related to the resolution of prior year uncertain tax benefits.

(3)
Includes a charge for in-process research and development costs in connection with our acquisition of Integration Associates.

(4)
Includes a gain on the sale of our Aero® product lines, net of related income taxes.

(5)
Includes proceeds from the sale of our Aero product lines.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2011, 2010 and 2009 were 52-week years and ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

Overview

        We design and develop proprietary, analog-intensive, mixed-signal ICs for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include Cisco, Huawei, LG Electronics, Pace, Panasonic, Sagem, Samsung, Technicolor, Varian Medical Systems and ZTE.

        As a fabless semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States and Europe, to manufacture the silicon wafers that reflect our IC designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We rely on third parties in Asia to assemble, package, and, in most cases, test these devices and ship these units to our customers. Testing performed by such third parties facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

        Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

  •
  Broad-based products, which include our microcontrollers, timing products (clocks and oscillators), wireless receivers, isolation devices and human interface sensors and controllers;

  •
  Broadcast products, which include our broadcast audio and video products;

  •
  Access products, which include our VoIP products, embedded modems and our Power over Ethernet devices; and

  •
  Mature products, which include certain devices that are at the end of their respective life cycles and therefore receive minimal or no continued research and development investment, including our DSL analog front end ICs and IRDA devices.

        Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In January 2011, we acquired Spectra Linear, Inc. Spectra Linear's family of low-power, highly programmable and small-footprint silicon clocking solutions is optimized for consumer electronics and embedded applications. The acquired products complement our existing timing product line by adding a broad family of ICs that we believe will accelerate penetration in high-volume applications.

        In fiscal 2011, we introduced energy-efficient microcontroller and wireless microcontroller solutions for power-sensitive embedded applications, high-performance receivers ideal for multi-tuner car radio systems with HD Radio technology, single-chip hybrid TV receivers designed to simplify TV and set-top box designs, a multi-band radio receiver that streamlines the design of wheel-tuned radio products with digital displays, a silicon TV tuner solution for TV makers in China and Taiwan, next generation ISOmodem embedded modems with advanced voice features for a wide range of data modem applications, six-channel digital isolators with isolation ratings up to 5 kV, a highly integrated, cost-effective and power-efficient subscriber line interface circuit (SLIC) solution for VoIP gateways, an energy-efficient wireless sensor node solution powered by a solar energy harvesting source, high-performance clock ICs for high-speed optical transport network (OTN) applications, two microcontroller families that simplify the addition of USB connectivity to embedded designs, next-generation infrared and ambient light sensors for human interface applications and a family of crystal oscillators and voltage-controlled crystal oscillators designed to minimize jitter, system cost and design complexity for a wide range of high-performance, cost-sensitive applications. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

        During fiscal 2011 and 2009, we had one customer, Samsung, whose purchases across a variety of product areas represented 13% and 16% of our revenues, respectively. We had no customers that accounted for more than 10% of our revenues during fiscal 2010. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors, Edom Technology, Avnet and Macnica, represented 24%, 12% and 10% of our revenues during fiscal 2011, respectively. Edom and Avnet represented 28% and 14% of our revenues during fiscal 2010, and 27% and 10% of our revenues during fiscal 2009, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal 2011, 2010 or 2009.

        The percentage of our revenues derived from outside of the United States was 86% in fiscal 2011, 86% in fiscal 2010 and 88% in fiscal 2009. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

        Cost of Revenues.    Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties, other intellectual property license costs and certain acquired intangible assets; and an allocated portion of our occupancy costs.

        Research and Development.    Research and development expense consists primarily of personnel-related expenses, including stock-based compensation, new product mask, external consulting and services costs, equipment tooling, equipment depreciation, amortization of intangible assets, as well as an allocated portion of our occupancy costs for such operations. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

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

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.3	34.3	36.6

Gross margin	60.7	65.7	63.4
Operating expenses:
Research and development	27.7	25.1	23.7
Selling, general and administrative	22.8	23.0	24.7

Operating expenses	50.5	48.1	48.4

Operating income	10.2	17.6	15.0
Other income (expense):
Interest income	0.3	0.4	0.7
Interest expense	0.0	0.0	0.0
Other income (expense), net	0.1	(0.3)	0.0

Income before income taxes	10.6	17.7	15.7
Provision (benefit) for income taxes	3.4	2.9	(0.9)

Net income	7.2%	14.8%	16.6%

Comparison of Fiscal 2011 to Fiscal 2010

Revenues

	Fiscal Year
				% Change
(in millions)	2011	2010	Change
Revenues	$491.6	$493.3	$(1.7)	(0.3)%

        Unit volumes of our products decreased compared to fiscal 2010 by 1.0%. Average selling prices increased during the same period by 1.2%. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Fiscal Year
				% Change
(in millions)	2011	2010	Change
Gross margin	$298.4	$324.2	$(25.8)	(8.0)%
Percent of revenue	60.7%	65.7%

        The decrease in gross margin in fiscal 2011 was primarily due to changes in product mix and charges related to the acquisition of Spectra Linear.

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

Research and Development

	Fiscal Year
				% Change
(in millions)	2011	2010	Change
Research and development	$136.0	$123.8	$12.2	9.8%
Percent of revenue	27.7%	25.1%

        The increase in research and development expense in fiscal 2011 was primarily due to (a) an increase of $8.6 million for personnel-related expenses, including $1.6 million for one-time personnel costs associated with the acquisition of Spectra Linear, (b) an increase of $2.3 million for amortization of intangible assets, and (c) $1.0 million for the impairment of intangible assets. We expect that research and development expense will remain relatively stable in absolute dollars in the first quarter of 2012.

        Recent development projects include energy-efficient microcontroller and wireless microcontroller solutions for power-sensitive embedded applications, high-performance receivers ideal for multi-tuner car radio systems with HD Radio technology, single-chip hybrid TV receivers designed to simplify TV and set-top box designs, a multi-band radio receiver that streamlines the design of wheel-tuned radio products with digital displays, a silicon TV tuner solution for TV makers in China and Taiwan, next generation ISOmodem embedded modems with advanced voice features for a wide range of data modem applications, six-channel digital isolators with isolation ratings up to 5 kV, a highly integrated, cost-effective and power-efficient SLIC solution for VoIP gateways, an energy-efficient wireless sensor node solution powered by a solar energy harvesting source, high-performance clock ICs for high-speed OTN applications, two microcontroller families that simplify the addition of USB connectivity to embedded designs, next-generation infrared and ambient light sensors for human interface applications and a family of crystal oscillators and voltage-controlled crystal oscillators designed to minimize jitter, system cost and design complexity for a wide range of high-performance, cost-sensitive applications.

Selling, General and Administrative

	Fiscal Year
				% Change
(in millions)	2011	2010	Change
Selling, general and administrative	$112.4	$113.8	$(1.4)	(1.2)%
Percent of revenue	22.8%	23.0%

        The decrease in selling, general and administrative expense in fiscal 2011 was principally due to a) a decrease of $2.0 million for legal fees, and (b) a decline of $1.9 million in the fair value of acquisition-related contingent consideration. The decrease was offset in part by an increase of $2.2 million for personnel-related expenses, including $3.0 million for one-time personnel costs associated with the acquisition of Spectra Linear. We expect that selling, general and administrative expense will increase modestly in absolute dollars in the first quarter of 2012.

Interest Income

	Fiscal Year
(in millions)	2011	2010	Change
Interest income	$1.9	$2.3	$(0.4)

Interest Expense

        Interest expense in fiscal 2011 was $37 thousand compared to $77 thousand in fiscal 2010.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2011 was $0.4 million compared to $(1.3) million in fiscal 2010. The change was primarily due to foreign currency remeasurement adjustments.

Provision (Benefit) for Income Taxes

	Fiscal Year
(in millions)	2011	2010	Change
Provision (benefit) for income taxes	$16.9	$14.4	$2.5
Effective tax rate	32.2%	16.4%

        The effective tax rate for fiscal 2011 increased from the prior period, primarily due to the tax charge related to the intercompany license of certain technology obtained in the acquisition of Spectra Linear and other one-time nondeductible costs associated with the acquisition of Spectra Linear, a decrease in the foreign tax rate benefit, and a release of prior year unrecognized tax benefits in fiscal 2010 with none in fiscal 2011. These changes were partially offset by an increase in the research and development tax credit.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Comparison of Fiscal 2010 to Fiscal 2009

Revenues

	Fiscal Year
				% Change
(in millions)	2010	2009	Change
Revenues	$493.3	$441.0	$52.3	11.9%

        The growth in revenues in fiscal 2010 was due primarily to improvements in the health of our products' end markets and increases in market share. Unit volumes of our products increased compared to fiscal 2009 by 2.8%. Average selling prices increased during the same period by 9.3%.

Gross Margin

	Fiscal Year
				% Change
(in millions)	2010	2009	Change
Gross margin	$324.2	$279.8	$44.4	15.9%
Percent of revenue	65.7%	63.4%

        The increase in the dollar amount of gross margin in fiscal 2010 was primarily due to our increased sales. The increase in gross margin as a percent of revenue in fiscal 2010 was primarily due to changes in product mix, improvements in our inventory management and manufacturing cost reductions.

Research and Development

	Fiscal Year
				% Change
(in millions)	2010	2009	Change
Research and development	$123.8	$104.4	$19.4	18.6%
Percent of revenue	25.1%	23.7%

        The increase in research and development expense in fiscal 2010 was principally due to an increase of $15.0 million for personnel-related expenses.

        In connection with the purchase of Silicon Clocks, we acquired certain in-process research and development (IPR&D) assets. IPR&D represents acquired technology from business combinations that had not achieved technological feasibility as of the acquisition date and had no alternative future use. IPR&D is capitalized until the related projects are completed, then amortized to research and development expense over their useful lives. IPR&D is written-off if the related projects are abandoned. The fair value of each project was determined using the income approach. The discount rate applicable to the cash flows was 19.0%. This rate reflects the weighted-average cost of capital and the risks inherent in the development process. The IPR&D recorded in connection with the acquisition consisted of the following (in thousands):

Project	Fair Value
Resonator	$5,200
Clocks	4,270

$9,470

Selling, General and Administrative

	Fiscal Year
				% Change
(in millions)	2010	2009	Change
Selling, general and administrative	$113.8	$108.8	$5.0	4.5%
Percent of revenue	23.0%	24.7%

        The increase in selling, general and administrative expense in fiscal 2010 was principally due to an increase of $2.1 million for legal fees, primarily related to acquisition-related costs and litigation. The decrease in selling, general and administrative expense as a percent of revenues in fiscal 2010 is due to our increased sales.

Interest Income

	Fiscal Year
(in millions)	2010	2009	Change
Interest income	$2.3	$2.7	$(0.4)

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

Provision (Benefit) for Income Taxes

	Fiscal Year
(in millions)	2010	2009	Change
Provision (benefit) for income taxes	$14.4	$(4.1)	$18.5
Effective tax rate	16.4%	(6.0)%

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

Business Outlook

        We expect revenues in the first quarter of fiscal 2012 to be in the range of $120 to $125 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.20 to $0.24.

Liquidity and Capital Resources

        Our principal sources of liquidity as of December 31, 2011 consisted of $307.5 million in cash, cash equivalents and short-term investments, of which approximately $141.7 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consist of corporate bonds, municipal bonds, money market funds, variable-rate demand notes, U.S. government agency bonds, U.S. Treasury bills, asset-backed securities, U.S. government bonds, certificates of deposit and international government bonds.

        Our long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of December 31, 2011, we held $19.2 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2029 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

        Net cash provided by operating activities was $88.7 million during fiscal 2011, compared to net cash provided of $117.9 million during fiscal 2010. Operating cash flows during fiscal 2011 reflect our net income of $35.5 million, adjustments of $62.0 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $8.8 million due to changes in our operating assets and liabilities.

        Accounts receivable increased to $55.4 million at December 31, 2011 from $45.0 million at January 1, 2011. The increase in accounts receivable resulted primarily from an increase in shipments during the last quarter of fiscal 2011 compared to the last quarter of fiscal 2010. Our average days sales outstanding (DSO) was 39 days at December 31, 2011 and 36 days at January 1, 2011.

        Inventory decreased to $34.8 million at December 31, 2011 from $39.4 million at January 1, 2011. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 63 days at December 31, 2011 and 87 days at January 1, 2011.

        Net cash used in investing activities was $25.2 million during fiscal 2011, compared to net cash used of $55.2 million during fiscal 2010. The decrease in cash outflows was principally due to a decrease of $19.8 million in net purchases of investments.

        We anticipate capital expenditures of approximately $8 to $12 million for fiscal 2012. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

        Net cash used in financing activities was $107.2 million during fiscal 2011, compared to net cash used of $119.9 million during fiscal 2010. The decrease in cash outflows was principally due to a decrease of $30.3 million for repurchases of our common stock, offset by a decrease of $10.4 million from proceeds from the issuance of common stock, net of shares withheld for taxes and a payment of $7.2 million on debt acquired in the acquisition of Spectra Linear. In October 2011, our Board of Directors authorized a program to repurchase up to $50 million of our common stock through April 2012.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease obligations (1)	$17,670	$6,630	$3,347	$1,664	$1,515	$1,518	$2,996
Purchase obligations (2)	25,411	25,377	34	—	—	—	—
Other long-term obligations (3)	8,062	—	5,807	1,991	—	—	264

(1)
Operating lease obligations include amounts for leased facilities.

(2)
Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(3)
We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $10.9 million for unrecognized tax benefits is not included in the table above. See Note 15, Income Taxes, to the Consolidated Financial Statements for additional information.

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

Off-Balance Sheet Arrangements

        In March 2006, we entered into an operating lease agreement and a related participation agreement for a facility at 400 W. Cesar Chavez ("400 WCC") in Austin, Texas for our corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $0.9 million over the remaining term assuming LIBOR averages 0.56% during such term).

        In March 2008, we entered into an operating lease agreement and a related participation agreement for a facility at 200 W. Cesar Chavez ("200 WCC") in Austin, Texas for the expansion of our corporate headquarters. The lease has a term of five years. The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $1.3 million over the remaining term assuming LIBOR averages 0.56% during such term).

        We have granted certain rights and remedies to the lessors in the event of certain defaults, including the right to terminate the leases, to bring suit to collect damages, and to compel us to purchase the facilities. The leases contain other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that we shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million. If our unencumbered cash and highly-rated short-term investments are less than $150 million, we must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1. As of December 31, 2011, we believe we were in compliance with all covenants of the leases.

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

        We are required to periodically evaluate the expected fair value of each facility at the end of the lease terms. If we determine that it is estimable and probable that the expected fair values will be less than $44.3 million for 400 WCC and $50.1 million for 200 WCC, we will ratably accrue the loss up to a maximum of approximately $35.3 million and $40.0 million, respectively, over the remaining lease terms as additional rent expense. As of December 31, 2011, we do not believe that a loss contingency accrual is required for either property. However, a prolonged economic downturn could increase the likelihood of such a loss accrual.

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

        Inventory valuation—We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates. In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than 12 months. We also adjust the valuation of inventory when its standard cost exceeds the estimated market value less selling costs. We assess the potential for any unusual customer returns based on known quality or business issues and write-off inventory losses for scrap or non-saleable material. Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand. The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

        Stock-based compensation—We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance award grants is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and Employee Stock Purchase Plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 12, Stock-Based Compensation, to the Consolidated Financial Statements for additional information.

        Investments in auction-rate securities—We determine the fair value of our investments in auction-rate securities using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities. For available-for-sale auction-rate securities, if the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has occurred, we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery. If either of these two conditions is met, we recognize a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell a security and it is not more likely than not that we will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive loss.

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

        Income taxes—We are required to calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.

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

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

        In September 2011, the FASB issued FASB ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. If an entity concludes otherwise, then the two-step impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial statements.

        In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. This ASU requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued FASB ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date pertaining to presenting reclassification adjustments by component in both the statements where net income and other comprehensive income are presented. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The adoptions of these ASUs are not expected to have a material impact on our financial position or results of operations, but will result in an additional statement of other comprehensive income.

        In May 2011, the FASB issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of December 31, 2011 and January 1, 2011 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of December 31, 2011 and January 1, 2011 would decrease our annual interest income by approximately $1.9 million and $2.2 million, respectively. We believe that our investment policy meets our investment objectives, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

        We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. In March 2011, the Company's swap agreement with a notional value of $44.3 million matured and was not renewed. The fair value of the remaining interest rate swap agreement at December 31, 2011 was a $2.0 million obligation. An immediate 100 basis point increase in the three-month LIBOR would increase the annual base rent of our lease that is no longer hedged by approximately $0.4 million.

Investments in Auction-rate Securities

        Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of December 31, 2011, we held $19.2 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Item 10.    Directors, Executive Officers and Corporate Governance

        Set forth below is information regarding the executive officers and directors of Silicon Laboratories as of January 31, 2012.

Name	Age	Position
Navdeep S. Sooch	49	Chairman of the Board
Necip Sayiner	46	Chief Executive Officer, President and Director
Paul V. Walsh, Jr.	47	Chief Financial Officer and Vice President of Finance
G. Tyson Tuttle	44	Chief Operating Officer and Senior Vice President
Jonathan D. Ivester	56	Senior Vice President of Worldwide Operations
Kurt W. Hoff	54	Vice President of Worldwide Sales
David R. Welland	56	Vice President and Director
William G. Bock	61	Director
Harvey B. Cash	73	Director
R. Ted Enloe III	73	Director
Kristen M. Onken	62	Director
Laurence G. Walker	63	Director
William P. Wood	56	Director

        Navdeep S. Sooch co-founded Silicon Laboratories in August 1996 and has served as Chairman of the Board since our inception. Mr. Sooch served as our Chief Executive Officer from our inception through the end of fiscal 2003 and served as interim Chief Executive Officer from April 2005 to September 2005. From March 1985 until founding Silicon Laboratories, Mr. Sooch held various positions at Crystal Semiconductor/Cirrus Logic, a designer and manufacturer of integrated circuits, including Vice President of Engineering, as well as Product Planning Manager of Strategic Marketing and Design Engineer. From May 1982 to March 1985, Mr. Sooch was a Design Engineer with AT&T Bell Labs. Since October 2011, Mr. Sooch has served as the CEO of FireFly Green Technologies, Inc., a private company in the field of solid state lighting. Mr. Sooch holds a B.S. in Electrical Engineering from the University of Michigan, Dearborn and an M.S. in Electrical Engineering from Stanford University. Mr. Sooch's prior experience as our Chief Executive Officer as well as a semiconductor designer provides him with extensive insight into our industry and our operations and qualifies him to serve as Chairman of our Board of Directors.

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

        Paul V. Walsh, Jr. has served as Chief Financial Officer of Silicon Laboratories since July 2011. Mr. Walsh served as Vice President of Finance and Chief Accounting Officer from November 2006 to July 2011. Mr. Walsh previously served as Corporate Controller from March 2005. From January 2009 through September 2010, Mr. Walsh served on the Board of Directors of Rio Holdings, Inc. (previously Grande Communications, Inc.), a provider of cable, Internet and phone services, where he also served as the Chairman of the Audit Committee and as a member of the Finance Committee. Prior to joining Silicon Laboratories, Mr. Walsh was Site Controller from February 2003 to January 2004 with PerkinElmer, a supplier to the health sciences and photonics markets. From 1992 to 2003, Mr. Walsh held various operational, finance and management roles at Analog Devices and Teradyne, in the Boston area. Mr. Walsh received his B.S. in Mechanical Engineering from the University of Maine, and an M.B.A from Boston University.

        G. Tyson Tuttle was appointed as Chief Operating Officer for Silicon Laboratories in May 2011. Mr. Tuttle served as Chief Technical Officer from January 2010 to May 2011. From May 2005 to December 2009, he was the Vice President and General Manager of Broadcast products including the audio and video product families. Mr. Tuttle joined Silicon Laboratories in 1997 as a senior design engineer. From 1999 to 2005, Mr. Tuttle served in a variety of product management, marketing and business leadership positions. Previously, Mr. Tuttle held senior design engineering positions at Crystal Semiconductor/Cirrus Logic and Broadcom Corporation where he focused on high-speed mixed-signal circuit design for hard disk drive read channel and Ethernet applications. Mr. Tuttle holds an M.S. in Electrical Engineering from UCLA and a B.S. in Electrical Engineering from Johns Hopkins University.

        Jonathan D. Ivester has served as Senior Vice President of Worldwide Operations since June 2008. He served as Vice President of Worldwide Operations since May 2005. He joined Silicon Laboratories in September 1997 as Vice President. Previously, Mr. Ivester was with Applied Materials, a supplier of equipment and services to the semiconductor industry, and served as Director of Manufacturing and Director of U.S. Procurement in addition to various engineering and manufacturing management positions. Mr. Ivester also was a scientist at Bechtel Corporation, an engineering and construction company, and at Abcor, Inc., an ultrafiltration company and subsidiary of Koch Industries. Mr. Ivester holds a B.S. in Chemistry from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

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

        William G. Bock rejoined Silicon Laboratories' Board of Directors in July of 2011. He served as Chief Financial Officer from November 2006 to July 2011, and Senior Vice President of Finance and Administration through December 2011. He joined Silicon Laboratories as a director in March 2000, and served as Chairman of the audit committee until November 2006 when he stepped down from the

Board of Directors to assume the CFO role. From April 2001 to November 2006, Mr. Bock participated in the venture capital industry, principally as a partner with CenterPoint Ventures. From February 1997 to March 2001, Mr. Bock led DAZEL Corporation, a provider of electronic information delivery systems, initially as its President and Chief Executive Officer and subsequent to its acquisition by Hewlett-Packard in June 1999 as an HP Vice President and General Manager. Prior to 1997, Mr. Bock served as Chief Operating Officer of Tivoli Systems, a client server software company acquired by IBM in March 1996, in senior sales and financial management positions with Convex Computer Corporation and began his career with Texas Instruments. Mr. Bock has served on the Board of Directors of Convio, Inc., a provider of on-demand constituent engagement solutions for nonprofit organizations, since January 2008, chairman of the board since April 2011 and as lead independent director since January 2010. Mr. Bock holds a B.S. in Computer Science from Iowa State University and an M.S. in Industrial Administration from Carnegie Mellon University. Mr. Bock's extensive financial and executive experience and his in-depth knowledge of Silicon Laboratories qualify him to serve as a member of our Board of Directors.

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

        Kristen M. Onken has served as a director of Silicon Laboratories since September 2007. Ms. Onken was elected to the Board of Directors of Seagate Technology plc in November 2011, where she also serves as a member of the Audit Committee. Ms. Onken retired from Logitech in May 2006, a maker of electronics peripherals, where she served as Senior Vice President, Finance, and Chief Financial Officer from February 1999 to May 2006. From September 1996 to February 1999, Ms. Onken served as Vice President of Finance at Fujitsu PC Corporation, the U.S. subsidiary of the Japanese electronics manufacturer. From 1991 to September 1996, Ms. Onken was employed by Sun Microsystems initially as Controller of the Southwest Area, and later as Director of Finance, Sun Professional Services. Ms. Onken holds a B.S. from Southern Illinois University, and an M.B.A. in Finance from the University of Chicago. Ms. Onken's independence and prior experience as the Chief Financial Officer of Logitech and her finance roles with other technology companies qualifies her to serve as a member of our Board of Directors.

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

(b)
Exhibits

Exhibit Number
2.1	*	Agreement and Plan of Merger, dated January 22, 2011, by and among Silicon Laboratories Inc., Sophia Merger Sub, Inc., Spectra Linear, Inc. and Shareholder Representative Services LLC (filed as Exhibit 2.1 to the Form 8-K filed January 26, 2011).

3.1	*	Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).

3.2	*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2	*+	Silicon Laboratories Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-60794) filed on May 11, 2001).

10.3	*+	Form of Stock Option Agreement and Notice of Grant of Stock Option under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.4	*+	Form of Addendum to Stock Option Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.5	*+	Form of Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.6	*+	Form of Addendum to Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.7	*+	Employment Agreement dated August 30, 2005 between Silicon Laboratories Inc. and Dr. Necip Sayiner (filed as Exhibit 10.1 to the Form 8-K filed September 12, 2005).

10.8	*	Lease, Deed of Trust and Security Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc. and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2006).

10.9	*	Participation Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc., Wells Fargo Bank Northwest, National Association and various other financial institutions named therein (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 5, 2006).

10.10	*	Sale and Purchase Agreement dated February 8, 2007 by and between NXP B.V., NXP Semiconductors France SAS, Silicon Laboratories Inc. and Silicon Laboratories International Pte. Ltd. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007).

Exhibit Number
10.11	*	Intellectual Property License Agreement dated as of March 23, 2007, by and among Silicon Laboratories Inc., Silicon Laboratories International Pte. Ltd., NXP B.V. and NXP Semiconductors France SAS (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2007).

10.12	*	Lease, Deed of Trust and Security Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2008).

10.13	*	Participation Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC, Wells Fargo Bank Northwest, National Association and various other financial institutions named therein (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 19, 2008).

10.14	*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.15	*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.16	*+	Form of Restricted Stock Units Grant Notice and Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.17	*+	Form of Stock Option Grant Notice and Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on signature page to this Form 10-K).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

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

+
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 15, 2012.

SILICON LABORATORIES INC.
By:	/s/ NECIP SAYINER Necip Sayiner President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Necip Sayiner and Paul V. Walsh, Jr., and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	February 15, 2012
/s/ NECIP SAYINER Necip Sayiner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2012
/s/ PAUL V. WALSH, JR. Paul V. Walsh, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2012
/s/ DAVID R. WELLAND David R. Welland	Vice President and Director	February 15, 2012

Name	Title	Date

/s/ WILLIAM G. BOCK William G. Bock	Director	February 15, 2012
/s/ HARVEY B. CASH Harvey B. Cash	Director	February 15, 2012
/s/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	February 15, 2012
/s/ KRISTEN M. ONKEN Kristen M. Onken	Director	February 15, 2012
/s/ LAURENCE G. WALKER Laurence G. Walker	Director	February 15, 2012
/s/ WILLIAM P. WOOD William P. Wood	Director	February 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited Silicon Laboratories Inc.'s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silicon Laboratories Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2011 of Silicon Laboratories Inc. and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Austin, Texas
February 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at December 31, 2011 and January 1, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Laboratories Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Austin, Texas
February 15, 2012

Silicon Laboratories Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$94,964	$138,567
Short-term investments	212,526	227,295
Accounts receivable, net of allowances for doubtful accounts of $725 at December 31, 2011 and $772 at January 1, 2011	55,351	45,030
Inventories	34,778	39,450
Deferred income taxes	11,563	9,140
Prepaid expenses and other current assets	43,867	34,447

Total current assets	453,049	493,929
Long-term investments	17,477	17,500
Property and equipment, net	25,141	29,945
Goodwill	115,489	112,296
Other intangible assets, net	60,005	53,242
Other assets, net	34,830	20,746

Total assets	$705,991	$727,658

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,354	$24,433
Accrued expenses	30,857	25,604
Deferred income on shipments to distributors	24,962	26,127
Income taxes	665	3,692

Total current liabilities	82,838	79,856
Long-term obligations and other liabilities	24,214	22,372

Total liabilities	107,052	102,228
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 42,068 and 43,933 shares issued and outstanding at December 31, 2011 and January 1, 2011, respectively	4	4
Additional paid-in capital	14,749	49,947
Retained earnings	586,653	579,127
Accumulated other comprehensive loss	(2,467)	(3,648)

Total stockholders' equity	598,939	625,430

Total liabilities and stockholders' equity	$705,991	$727,658

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Revenues	$491,625	$493,341	$441,020
Cost of revenues	193,179	169,097	161,267

Gross margin	298,446	324,244	279,753
Operating expenses:
Research and development	135,953	123,821	104,394
Selling, general and administrative	112,419	113,752	108,848

Operating expenses	248,372	237,573	213,242

Operating income	50,074	86,671	66,511
Other income (expense):
Interest income	1,859	2,318	2,725
Interest expense	(37)	(77)	(180)
Other income (expense), net	444	(1,253)	(90)

Income before income taxes	52,340	87,659	68,966
Provision (benefit) for income taxes	16,868	14,417	(4,126)

Net income	$35,472	$73,242	$73,092

Earnings per share:
Basic	$0.82	$1.63	$1.62
Diluted	$0.79	$1.57	$1.57
Weighted-average common shares outstanding:
Basic	43,421	44,845	45,023
Diluted	44,832	46,742	46,542

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 3, 2009	44,613	$4	$75,711	$432,793	$(6,048)	$502,460
Comprehensive income:
Net income	—	—	—	73,092	—	73,092
Unrealized gains on available-for-sale securities, net of tax of $(522)	—	—	—	—	969	969
Unrealized gains on cash flow hedges, net of tax of $(389)	—	—	—	—	723	723

Total comprehensive income						74,784
Stock issuances under employee plans, net of shares withheld for taxes	1,669	1	25,186	—	—	25,187
Income tax benefit from employee stock-based awards	—	—	3,890	—	—	3,890
Repurchases of common stock	(633)	—	(20,181)	—	—	(20,181)
Stock-based compensation	123	—	43,656	—	—	43,656

Balance as of January 2, 2010	45,772	5	128,262	505,885	(4,356)	629,796
Comprehensive income:
Net income	—	—	—	73,242	—	73,242
Unrealized gains on available-for-sale securities, net of tax of $(143)	—	—	—	—	266	266
Unrealized gains on cash flow hedges, net of tax of $(238)	—	—	—	—	442	442

Total comprehensive income						73,950
Stock issuances under employee plans, net of shares withheld for taxes	1,453	—	18,055	—	—	18,055
Income tax benefit from employee stock-based awards	—	—	3,277	—	—	3,277
Repurchases of common stock	(3,292)	(1)	(140,331)	—	—	(140,332)
Stock-based compensation	—	—	40,684	—	—	40,684

Balance as of January 1, 2011	43,933	4	49,947	579,127	(3,648)	625,430
Comprehensive income:
Net income	—	—	—	35,472	—	35,472
Unrealized gains on available-for-sale securities, net of tax of $(1)	—	—	—	—	3	3
Unrealized gains on cash flow hedges, net of tax of $(635)	—	—	—	—	1,178	1,178

Total comprehensive income						36,653
Stock issuances under employee plans, net of shares withheld for taxes	1,290	—	7,660	—	—	7,660
Income tax benefit from employee stock-based awards	—	—	2,707	—	—	2,707
Repurchases of common stock	(3,155)	—	(82,117)	(27,946)	—	(110,063)
Stock-based compensation	—	—	36,552	—	—	36,552

Balance as of December 31, 2011	42,068	$4	$14,749	$586,653	$(2,467)	$598,939

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Operating Activities
Net income	$35,472	$73,242	$73,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	13,570	11,797	11,887
Amortization of other intangible assets and other assets	11,030	7,494	7,842
Impairment of long-lived assets	1,322	—	—
Stock-based compensation expense	36,115	40,324	43,974
Income tax benefit from employee stock-based awards	2,814	3,295	2,422
Excess income tax benefit from employee stock-based awards	(2,404)	(2,412)	(1,862)
Deferred income taxes	(445)	(552)	1,896
Changes in operating assets and liabilities:
Accounts receivable	(8,562)	11,342	(19,657)
Inventories	5,334	(7,811)	(3,216)
Prepaid expenses and other assets	(5,948)	(5,300)	3,395
Accounts payable	(2,176)	(777)	8,036
Accrued expenses	(1,320)	(2,590)	(825)
Deferred income on shipments to distributors	(1,915)	(2,343)	6,871
Income taxes	5,855	(7,774)	(12,914)

Net cash provided by operating activities	88,742	117,935	120,941
Investing Activities
Purchases of available-for-sale investments	(178,676)	(357,777)	(237,968)
Proceeds from sales and maturities of marketable securities	193,474	352,779	153,275
Purchases of property and equipment	(8,690)	(13,850)	(8,943)
Purchases of other assets	(4,018)	(8,372)	(6,408)
Acquisitions of businesses, net of cash acquired	(27,262)	(28,021)	(4,300)

Net cash used in investing activities	(25,172)	(55,241)	(104,344)
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	7,660	18,055	25,187
Excess income tax benefit from employee stock-based awards	2,404	2,412	1,862
Repurchases of common stock	(110,063)	(140,331)	(20,181)
Payments on debt	(7,174)	—	—

Net cash provided by (used in) financing activities	(107,173)	(119,864)	6,868
Increase (decrease) in cash and cash equivalents	(43,603)	(57,170)	23,465
Cash and cash equivalents at beginning of period	138,567	195,737	172,272

Cash and cash equivalents at end of period	$94,964	$138,567	$195,737

Supplemental Disclosure of Cash Flow Information:
Interest paid	$35	$90	$279

Income taxes paid	$8,241	$20,780	$4,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal 2011, 2010 and 2009 were 52-week years and ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions

        The Company's foreign subsidiaries are considered to be extensions of the U.S. Company. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other income (expense), net in the Consolidated Statements of Income.

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
December 31, 2011 (Continued)

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

Investments

        The Company's investments typically have original maturities greater than ninety days as of the date of purchase and are classified as either available-for-sale or trading securities. Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other income (expense), net in the Consolidated Statement of Income. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term. The Company's long-term investments consist of auction-rate securities.

        The Company reviews its available-for-sale investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive loss.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

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

        The carrying value of goodwill is reviewed at least annually by the Company for possible impairment. The goodwill impairment test is a two-step process. The first step of the impairment analysis compares the fair value of the reporting unit to the net book value of the reporting unit. In determining fair value, several valuation methodologies are allowed, although quoted market prices are the best evidence of fair value. If the results of the first step demonstrate that the net book value is greater than the fair value, the Company must proceed to step two of the analysis. Step two of the analysis compares the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The Company tests goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if events occur that would indicate that the carrying value of goodwill may be impaired.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

2. Significant Accounting Policies (Continued)

        A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and price protection related to the final selling price to the end customers. Accordingly, the Company defers revenue and cost of revenue on such sales until the distributors sell the product to the end customers. The net balance of deferred revenue less deferred cost of revenue associated with inventory shipped to a distributor but not yet sold to an end customer is recorded in the deferred income on shipments to distributors liability on the Consolidated Balance Sheet. Such net deferred income balance reflects the Company's estimate of the impact of rights of return and price protection.

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

Research and Development

        Research and development costs are expensed as incurred. Research and development expense consists primarily of personnel-related expenses, including stock-based compensation, new product mask, external consulting and services costs, equipment tooling, equipment depreciation, amortization of intangible assets, as well as an allocated portion of our occupancy costs for such operations. Assets purchased to support the Company's ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or have an alternative future use, and are amortized over their estimated useful lives.

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.6 million, $1.4 million and $1.5 million in fiscal 2011, 2010 and 2009, respectively.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

2. Significant Accounting Policies (Continued)

a greater than 50% likelihood of being realized upon final settlement. See further discussion in Note 15, Income Taxes.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

        In September 2011, the FASB issued FASB ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. If an entity concludes otherwise, then the two-step impairment test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

        In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. This ASU requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued FASB ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the effective date pertaining to presenting reclassification adjustments by component in both the statements where net income and other comprehensive income are presented. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The adoptions of these ASUs are not expected to have a material impact on the Company's financial position or results of operations, but will result in an additional statement of other comprehensive income.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

2. Significant Accounting Policies (Continued)

        In May 2011, the FASB issued FASB ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU provides a consistent definition of fair value between U.S. GAAP and International Financial Reporting Standards. Additionally, the ASU changes certain fair value measurement principles and expands the disclosures for fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

3. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net income	$35,472	$73,242	$73,092

Shares used in computing basic earnings per share	43,421	44,845	45,023
Effect of dilutive securities:
Stock options and awards	1,411	1,897	1,519

Shares used in computing diluted earnings per share	44,832	46,742	46,542

Earnings per share:
Basic	$0.82	$1.63	$1.62
Diluted	$0.79	$1.57	$1.57

        Approximately 0.4 million, 0.6 million and 2.1 million weighted-average dilutive potential shares of common stock have been excluded from the diluted earnings per share calculation for fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively, as they were anti-dilutive.

4. Cash, Cash Equivalents and Investments

        The Company's cash equivalents and short-term investments as of December 31, 2011 consisted of corporate bonds, municipal bonds, money market funds, variable-rate demand notes, U.S. government agency bonds, U.S. Treasury bills, asset-backed securities, U.S. government bonds, certificates of deposit and international government bonds. The Company's long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of the Company's auction-rate securities failed because sell orders exceeded buy orders. As of December 31, 2011, the Company held $19.2 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.2 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of December 31, 2011, $17.2 million of the auction-rate securities had credit ratings of AAA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2029 to 2046 and with current yields of 0.21% to 3.14% per year at December 31, 2011. The Company is receiving the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

        The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of December 31, 2011.

        The Company's cash, cash equivalents and investments consist of the following (in thousands):

	December 31, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$44,113	$—	$—	$44,113
Available-for-sale securities:
Money market funds	50,851	—	—	50,851

Total cash and cash equivalents	$94,964	$—	$—	$94,964

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$75,189	$(363)	$234	$75,060
Municipal bonds	56,915	(12)	81	56,984
Variable-rate demand notes	41,280	—	—	41,280
U.S. government agency	19,820	(12)	28	19,836
U.S. Treasury bills	8,600	—	—	8,600
Asset-backed securities	5,743	(5)	1	5,739
U.S. government bonds	2,507	—	—	2,507
Certificates of deposit	1,570	—	—	1,570
International government bonds	950	—	—	950

Total short-term investments	$212,574	$(392)	$344	$212,526

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$19,225	$(1,748)	$—	$17,477

Total long-term investments	$19,225	$(1,748)	$—	$17,477

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

	January 1, 2011
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$40,644	$—	$—	$40,644
Available-for-sale securities:
U.S. Treasury bills	50,096	—	1	50,097
Money market funds	45,167	—	—	45,167
Commercial paper	2,659	—	—	2,659

Total available-for-sale securities	97,922	—	1	97,923

Total cash and cash equivalents	$138,566	$—	$1	$138,567

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$88,183	$(46)	$381	$88,518
Variable-rate demand notes	39,425	—	—	39,425
Municipal bonds	38,408	(18)	24	38,414
U.S. government agency	34,635	(5)	50	34,680
International government bonds	10,792	—	38	10,830
U.S. Treasury bills	6,998	—	1	6,999
Certificates of deposit	5,744	(2)	—	5,742
Commercial paper	2,687	—	—	2,687

Total short-term investments	$226,872	$(71)	$494	$227,295

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$19,725	$(2,225)	$—	$17,500

Total long-term investments	$19,725	$(2,225)	$—	$17,500

        The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$25,438	$(363)	$—	$—	$25,438	$(363)
Auction rate securities	—	—	17,477	(1,748)	17,477	(1,748)
Municipal bonds	10,437	(12)	—	—	10,437	(12)
U.S. government agency	5,772	(12)	—	—	5,772	(12)
Asset-backed securities	4,539	(5)	—	—	4,539	(5)

	$46,186	$(392)	$17,477	$(1,748)	$63,663	$(2,140)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

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

        The gross unrealized losses as of December 31, 2011 and January 1, 2011 were due primarily to the illiquidity of the Company's auction-rate securities and, to a lesser extent, to changes in market interest rates.

        The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at December 31, 2011 (in thousands):

	Cost	Fair Value
Due in one year or less	$148,641	$148,734
Due after one year through ten years	78,254	78,113
Due after ten years	55,755	54,007

	$282,650	$280,854

5. Derivative Financial Instruments

        The Company is exposed to interest rate fluctuations in the normal course of its business, including through its corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. The Company has entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. The Company's swap agreement with a notional value of $44.3 million matured in March 2011 and was not renewed. The interest rate swap agreements are designated and qualify as cash flow hedges.

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

        The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of December 31, 2011, no portion of the gains or losses from the Company's hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

5. Derivative Financial Instruments (Continued)

        The Company's derivative financial instrument consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2011	January 1, 2011
Interest rate swaps:	Accrued expenses	$—	$344
	Long-term obligations and other liabilities	1,998	3,467

	Total	$1,998	$3,811

        The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the Year Ended			Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010		December 31, 2011	January 1, 2011	January 2, 2010
Interest rate swaps	$(424)	$(2,640)	$(1,681)	Rent expense	$(2,237)	$(3,321)	$(2,792)

        The Company expects to reclassify $1.7 million of its interest rate swap losses included in accumulated other comprehensive loss as of December 31, 2011 into earnings in the next 12 months, which is offset by lower rent payments.

        The Company's interest rate swap agreement contains provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company's unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. The Company's interest rate swap was in a net liability position at December 31, 2011. No collateral has been posted with the counterparty as of December 31, 2011.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

6. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$50,851	$—	$—	$50,851

Total cash equivalents	$50,851	$—	$—	$50,851
Short-term Investments:
Corporate bonds	$—	$75,060	$—	$75,060
Municipal bonds	—	56,984	—	56,984
Variable-rate demand notes	—	41,280	—	41,280
U.S. government agency	—	19,836	—	19,836
U.S. Treasury bills	8,600	—	—	8,600
Asset-backed securities	—	5,739	—	5,739
U.S. government bonds	2,507	—	—	2,507
Certificates of deposit	—	1,570	—	1,570
International government bonds	—	950	—	950

Total short-term investments	$11,107	$201,419	$—	$212,526
Long-term Investments:
Auction rate securities	$—	$—	$17,477	$17,477

Total long-term investments	$—	$—	$17,477	$17,477

Total	$61,958	$201,419	$17,477	$280,854

Liabilities:
Derivative instruments	$—	$1,998	$—	$1,998
Contingent consideration	—	—	876	876

Total	$—	$1,998	$876	$2,874

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

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

(1)
The Company previously classified all of its cash equivalents and short-term investments as using Level 1 inputs. The Company has determined that the pricing methods for certain of these investments use significant other observable inputs. Accordingly, such investments held in prior periods have been properly presented as Level 2. The reclassification had no impact on the fair value of investments in any of the periods presented.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

6. Fair Value of Financial Instruments (Continued)

        The Company's cash equivalents and short-term investments that are classified as Level 1 are valued using quoted prices and other relevant information generated by market transactions involving identical assets. Cash equivalents and short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Investments classified as Level 3 are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company's inability to liquidate the securities.

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

        The following summarizes the activity in Level 3 financial instruments for the years ended December 31, 2011 and January 1, 2011 (in thousands):

Assets	Auction Rate Securities
Balance at January 1, 2011	$17,500
Settlements	(500)
Unrealized gains	477

Balance at December 31, 2011	$17,477

	Auction Rate Securities	Put Option	Total
Balance at January 2, 2010	$45,575	$3,093	$48,668
Settlements (1)	(31,142)	(2,226)	(33,368)
Unrealized gains	179	—	179
Net recognized gains (losses)	2,888	(867)	2,021

Balance at January 1, 2011	$17,500	$—	$17,500

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

6. Fair Value of Financial Instruments (Continued)

Liabilities	Contingent Consideration
Balance at January 1, 2011	$1,780
Issuance (2)	1,025
Recognized gain (3)	(1,929)

Balance at December 31, 2011	$876

Net gain for period included in earnings attributable to contingent consideration still held at December 31, 2011:	$1,929

Contingent Consideration
Balance at January 2, 2010	$—
Issuance (2)	1,840
Recognized gain	(60)

Balance at January 1, 2011	$1,780

Gain for period included in earnings attributable to contingent consideration still held at January 1, 2011:	$60

(1)
The Company previously held $23.5 million par value auction-rate securities purchased through UBS AG. During fiscal 2010, the Company sold these securities to UBS at par value under an agreement which provided the Company with certain rights to sell to UBS the auction-rate securities that were purchased through them. Recognized gains and losses on these securities and the related UBS put option were recorded in other income (expense), net in the Consolidated Statement of Income.

(2)
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

(3)
The Company reduced the estimated fair value of contingent consideration because certain milestone goals were either not achieved or are less likely to be achieved.

        The Company's other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

7. Balance Sheet Details

        The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Inventories

	December 31, 2011	January 1, 2011
Work in progress	$28,023	$32,977
Finished goods	6,755	6,473

	$34,778	$39,450

Prepaid Expenses and Other Current Assets

	December 31, 2011	January 1, 2011
Distributor advances	$23,221	$9,887
Other	20,646	24,560

	$43,867	$34,447

Property and Equipment

	December 31, 2011	January 1, 2011
Equipment	$43,934	$40,520
Computers and purchased software	28,371	29,501
Furniture and fixtures	3,356	3,051
Leasehold improvements	21,832	21,042

	97,493	94,114
Accumulated depreciation	(72,352)	(64,169)

	$25,141	$29,945

Accrued Expenses

	December 31, 2011	January 1, 2011
Accrued compensation and benefits	$17,948	$15,115
Other	12,909	10,489

	$30,857	$25,604

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

7. Balance Sheet Details (Continued)

Long-term Obligations and Other Liabilities

	December 31, 2011	January 1, 2011
Unrecognized tax benefits (including interest)	$10,943	$10,187
CAD software license accruals	6,047	420
Other	7,224	11,765

	$24,214	$22,372

8. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. The Company places its cash equivalents and investments primarily in corporate bonds, municipal bonds, money market funds, variable-rate demand notes, U.S. government agency bonds, U.S. Treasury bills, asset-backed securities, U.S. government bonds, certificates of deposit and international government bonds and auction-rate securities. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consist of the following:

	December 31, 2011	January 1, 2011
Edom Technology	29%	11%
Avnet	13%	18%
Macnica	**	14%

**
Less than 10% of accounts receivable

        The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for potential credit losses based upon the expected collectibility of such receivables. Losses have not been significant for any of the periods presented.

Distributor Advances

        On sales to distributors, the Company's payment terms often require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost. The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant. These negotiated price discounts are not granted until the distributor sells the product to the end customer, which may occur after the distributor has paid the original invoice amount to the Company. Payment of invoices prior to receiving an associated discount can have an adverse impact on the working capital of the Company's distributors. Accordingly, the Company has entered into agreements with certain distributors whereby it advances cash to the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

8. Risks and Uncertainties (Continued)

distributors to reduce the distributor's working capital requirements. The advance amounts are based on the distributor's inventory balance, and are adjusted quarterly. Such amounts are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by the Company at any time.

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

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company's contract manufacturers accounted for greater than 10% of revenue during fiscal 2011, 2010 or 2009. The Company's end customers and distributors that accounted for greater than 10% of revenue consists of the following:

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
End Customers
Samsung*	13%	**	16%
Distributors
Edom Technology	24%	28%	27%
Avnet	12%	14%	10%
Macnica	10%	**	**

*
Samsung's purchases were across a variety of product areas.

**
Less than 10% of revenue

9. Acquisitions

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

9. Acquisitions (Continued)

        The Company paid an additional approximately $4.5 million of consideration to certain Spectra Linear employees in connection with an agreement between the employees and Spectra Linear. This agreement provided that upon the sale of Spectra Linear, a portion of the proceeds would be paid to such employees as bonuses. The agreement was accounted for as a transaction separate from the business combination based on its economic substance and was recorded as post-combination compensation expense in the Company's financial statements during fiscal 2011.

        Approximately $6.0 million of the consideration was deposited in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters.

        The Company recorded the purchase of Spectra Linear using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Spectra Linear's operations are included in the Company's consolidated results of operations beginning with the date of the acquisition. Revenues and earnings from this acquisition and pro forma financial information have not been presented because the results of Spectra Linear's operations were not material. Acquisition-related costs were not significant.

        The Company believes that the acquisition adds a broad family of timing ICs that will enable it to accelerate penetration in high-volume applications, while further scaling the Company's engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill was allocated to the Company's operating segment and is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core and developed technology	$16,560	9.6
Customer relationships	1,400	10.0

	17,960
Accounts receivable	1,759
Inventories	1,199
Other current assets	1,658
Goodwill	4,097
Deferred tax assets—non-current	12,316
Other non-current assets	597
Notes payable—current portion	(4,641)
Current liabilities	(3,112)
Non-current liabilities	(3,254)

Total purchase price	$28,579

        One of the Company's directors, Harvey B. Cash, is a General Partner with InterWest Partners and InterWest Partners was one of the principal stockholders of Spectra Linear. Mr. Cash abstained from the decision-making process with respect to the acquisition.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

9. Acquisitions (Continued)

Silicon Clocks

        In April 2010, the Company acquired Silicon Clocks, Inc., a privately held company that designed and developed microelectromechanical system (MEMS) technology to enable the manufacture of silicon resonators and sensors directly on standard complementary metal oxide semiconductor (CMOS) wafers. The Company acquired Silicon Clocks for approximately $21.0 million in cash.

        The Company recorded the purchase of Silicon Clocks using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Silicon Clocks' operations are included in the Company's consolidated results of operations beginning with the date of the acquisition. Revenues and earnings from this acquisition and pro forma financial information have not been presented because the results of Silicon Clocks' operations were not material. Acquisition-related costs were not significant.

        The Company believes that the acquisition will enable the Company to accelerate its entry into the low end timing market while further scaling the Company's engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill was allocated to the Company's operating segment and is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$9,470	Not amortized
Developed technology	230	3.0
Customer relationships	30	2.0

	9,730
Cash and cash equivalents	514
Other current assets	473
Deferred tax assets—non-current	11,521
Other non-current assets	322
Goodwill	3,209
Current liabilities	(1,338)
Deferred tax liabilities—non-current	(3,406)

Total purchase price	$21,025

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

9. Acquisitions (Continued)

        The Company is developing the IPR&D projects using MEMS technology. The IPR&D recorded in connection with the acquisition consisted of the following (in thousands):

Project	Fair Value
Resonator	$5,200
Clocks	4,270

$9,470

ChipSensors

        In October 2010, the Company acquired ChipSensors Ltd, a privately held company for approximately $11.7 million, including contingent consideration with an estimated fair value of $1.8 million at the date of acquisition. ChipSensors created innovative single-chip CMOS sensors designed to detect temperature, humidity and gases. The Company recorded the purchase of Silicon Clocks using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price was allocated as follows: intangible assets—$9.1 million; goodwill—$3.1 million; and net tangible assets—$(0.5) million. Revenues and earnings from this acquisition and pro forma financial information have not been presented because the results of ChipSensors' operations were not material.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

10. Goodwill and Other Intangible Assets

Goodwill

        The following summarizes the activity in goodwill for the years ended December 31, 2011 and January 1, 2011 (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011
Beginning balance	$112,296	$105,109
Additions due to business combinations	4,097	7,187
Adjustments	(904)	—

Ending balance	$115,489	$112,296

Other Intangible Assets

        The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

		December 31, 2011		January 1, 2011
	Weighted-Average Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Subject to amortization:
Core and developed technology	9.4	$79,500	$(30,432)	$64,270	$(22,383)
Customer relationships	9.9	2,510	(523)	3,410	(1,766)
Patents	—	—	—	2,898	(2,657)

	9.4	82,010	(30,955)	70,578	(26,806)
Not subject to amortization:
In-process research and development	Not amortized	8,950	—	9,470	—

Total intangible assets		$90,960	$(30,955)	$80,048	$(26,806)

        Gross intangible assets increased $18.0 million in fiscal 2011 due to the acquisition of Spectra Linear. This increase was offset by the removal of $2.9 million of fully amortized assets and $4.2 million of impaired assets (which had a remaining unamortized balance of $1.3 million, resulting in a $1.3 million charge primarily to research and development expense in the Consolidated Statement of Income). The impaired assets were written down to zero.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

10. Goodwill and Other Intangible Assets (Continued)

        Amortization expense related to intangible assets for fiscal 2011, 2010 and 2009 was $9.9 million, $7.5 million and $7.8 million, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2012	$9,056
2013	7,680
2014	6,840
2015	6,448
2016	5,716

11. Stockholders' Equity

Common Stock

        The Company issued 1.3 million shares of common stock during fiscal 2011, net of 0.2 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company's stock incentive plans.

Share Repurchase Programs

        In October 2011, the Board of Directors adopted a share repurchase program to repurchase up to $50 million of the Company's common stock through April 2012. The Company's repurchase program announced in July 2010, authorized the repurchase of up to $150 million of the Company's common stock through 2011, and was completed in August 2011. The Company's repurchase program announced in October 2009 authorized the repurchase of up to $150 million of the Company's common stock through 2010, and was terminated upon the adoption of the July 2010 program. The Company's repurchase program announced in October 2008 authorized the repurchase of up to $100 million of the Company's common stock over a 12-month period, and was completed in November 2009. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 3.2 million shares, 3.3 million shares and 0.6 million shares of its common stock for $110.1 million, $140.3 million and $20.2 million during fiscal 2011, 2010 and 2009, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

11. Stockholders' Equity (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available- For-Sale Securities	Total
Balance at January 3, 2009	$(3,642)	$(2,406)	$(6,048)
Change associated with current period transactions, net of tax	(1,092)	969	(123)
Amount reclassified into earnings, net of tax	1,815	—	1,815

Balance at January 2, 2010	(2,919)	(1,437)	(4,356)
Change associated with current period transactions, net of tax	(1,716)	185	(1,531)
Amount reclassified into earnings, net of tax	2,158	81	2,239

Balance at January 1, 2011	(2,477)	(1,171)	(3,648)
Change associated with current period transactions, net of tax	(276)	3	(273)
Amount reclassified into earnings, net of tax	1,454	—	1,454

Balance at December 31, 2011	$(1,299)	$(1,168)	$(2,467)

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

2009 Stock Incentive Plan

        Under the 2009 Plan, the following may be granted: stock options, stock appreciation rights, performance shares, performance stock units, restricted stock units (RSUs), restricted stock awards (RSAs), performance-based awards and other awards (collectively, all such grants are referred to as "awards"). Awards of stock options and stock appreciation rights each deduct one share from the 2009 Plan shares available for issuance for each share granted, and full value awards (awards other than for which the participant is required to pay at least the fair market value of the underlying shares on the date of grant) deduct 1.55 shares from the 2009 Plan shares available for issuance for each share granted. Awards granted under the 2009 Plan generally contain vesting provisions ranging from three to four years. The exercise price of stock options offered under the 2009 Plan may not be less than 100% of the fair market value of a share of our common stock on the date of grant. To the extent awards

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

12. Stock-Based Compensation (Continued)

granted under the 2009 Plan terminate, expire or lapse for any reason, or are settled in cash, shares subject to such awards will again be available for grant.

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

Stock Grants and Modifications

        The Company granted to its employees 0.8 million, 0.8 million and 0.2 million shares of full value awards and no stock options from the 2009 Plan during fiscal 2011, 2010 and 2009, respectively. The Company granted to its employees 0.8 million of full value awards from the 2000 Plan during fiscal 2009. There were no significant modifications made to any stock grants during these periods.

        Included in the full value awards granted under the 2009 Plan in fiscal 2011 were a total of 55 thousand market-based stock awards. The awards, also known as Market Stock Units (MSUs), provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. The performance criteria of the MSUs measure the difference between the total stockholders' return of the Company against that of the Philadelphia Semiconductor Sector Total Return Index.

2009 Employee Stock Purchase Plan

        The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (the "423(b) Plan"), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the "Non-423(b) Plan"). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company's common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2011 and 2010, the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

12. Stock-Based Compensation (Continued)

Company issued 169 thousand and 75 thousand shares, respectively, under the 2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted under the 2009 Purchase Plan for fiscal 2011 was $10.98 per share.

Employee Stock Purchase Plan

        The Purchase Plan was adopted by the Company's Board of Directors in fiscal 2000. Eligible employees could purchase a limited number of shares of the Company's common stock at 85% of the market value during a series of offering periods. Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months. During fiscal 2011, 2010 and 2009, the Company issued zero, 79 thousand and 148 thousand shares, respectively, under the Purchase Plan to its employees. There were no purchase rights granted under the Purchase Plan for fiscal 2011.

Accounting for Stock-Based Compensation

        Stock-based compensation costs are based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of stock awards and RSUs equal their intrinsic value on the date of grant. The fair values of market-based performance awards generally are estimated using a Monte Carlo simulation based on the date of grant.

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

        The Monte Carlo simulation used to calculate the fair value of the MSUs simulates the present value of the potential outcomes of future stock prices of the Company and the Philadelphia Semiconductor Sector Total Return Index over the requisite service period. The projection of stock prices are based on the risk-free rate of return, the volatilities of the stock price of the Company and the Index, and the correlation of the stock price of the Company with the Index.

        The Company must estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods.

        The fair values of stock options and RSUs are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The fair values of RSAs are fully expensed in the period of grant, when shares are immediately issued with no vesting restrictions. The fair values of MSUs are amortized as compensation expense on a straight-line basis over the performance period of

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

12. Stock-Based Compensation (Continued)

the grants. Compensation expense recognized is shown in the operating activities section of the Consolidated Statements of Cash Flows.

        The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
2009 Employee Stock Purchase Plan:
Expected volatility	27%	32%	n/a
Risk-free interest rate %	0.2%	0.4%	n/a
Expected term (in months)	11	15	n/a
Dividend yield	—	—	n/a
Employee Stock Purchase Plan:
Expected volatility	n/a	n/a	44%
Risk-free interest rate %	n/a	n/a	0.3%
Expected term (in months)	n/a	n/a	8
Dividend yield	n/a	n/a	—

n/a—Not applicable

        There were no stock options granted during fiscal 2011, 2010 or 2009.

        A summary of stock-based compensation activity with respect to fiscal 2011 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2011	3,000	$33.26
Granted	—	$—
Exercised	(484)	$25.96
Cancelled or expired	(31)	$52.98

Outstanding at December 31, 2011	2,485	$34.44	3.5	$24,685
Vested at December 31, 2011 and expected to vest	2,485	$34.44	3.5	$24,685
Exercisable at December 31, 2011	2,446	$34.42	3.5	$24,375

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

12. Stock-Based Compensation (Continued)

RSAs, RSUs and MSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2011	2,206	$0.00
Granted	753	$0.00
Issued	(878)	$0.00
Cancelled or expired	(92)	$0.00

Outstanding at December 31, 2011	1,989	$0.00	1.1	$86,361
Outstanding at December 31, 2011 and expected to vest	1,866	$0.00	1.1	$81,025

        The following summarizes the Company's weighted average fair value at the date of grant:

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Per grant of RSAs, RSUs and MSUs	$44.73	$44.88	$27.45

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Intrinsic value of stock options exercised	$8,622	$14,087	$14,549
Intrinsic value of RSAs and RSUs that vested	$38,769	$32,109	$23,983
Grant date fair value of RSAs and RSUs that vested	$29,488	$25,398	$22,764

        The Company had approximately $41.0 million of total unrecognized compensation costs related to stock options and stock awards at December 31, 2011 that are expected to be recognized over a weighted-average period of 1.4 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

        The Company received cash of $7.7 million for the issuance of common stock, net of shares withheld for taxes, during fiscal 2011. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, issuance of RSAs, vesting of RSUs and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

12. Stock-Based Compensation (Continued)

        The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Cost of revenues	$1,319	$1,435	$1,457
Research and development	14,872	17,017	13,866
Selling, general and administrative	19,924	21,872	28,651

	36,115	40,324	43,974
Income tax benefit	3,957	5,462	6,221

	$32,158	$34,862	$37,753

        As of December 31, 2011, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	3,055
2009 Stock Incentive Plan	6,350
2009 Employee Stock Purchase Plan	1,006

Total shares reserved	10,411

13. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $2.7 million, $2.6 million and $2.2 million to the 401(k) Plan during fiscal 2011, 2010 and 2009, respectively.

14. Commitments and Contingencies

Operating Leases

        The Company leases its facilities under operating lease agreements that expire at various dates through 2019. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

        Rent expense under operating leases was $4.5 million, $5.0 million and $5.1 million for fiscal 2011, 2010 and 2009, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

14. Commitments and Contingencies (Continued)

        The minimum annual future rentals under the terms of these leases as of December 31, 2011 are as follows (in thousands):

Fiscal Year
2012	$6,630
2013	3,347
2014	1,664
2015	1,515
2016	1,518
Thereafter	2,996

Total minimum lease payments	17,670
Minimum sublease rental income	(3,795)

Total net minimum lease payments	$13,875

        Headquarters Leases

        In March 2006, the Company entered into an operating lease agreement and a related participation agreement for a facility at 400 W. Cesar Chavez ("400 WCC") in Austin, Texas for its corporate headquarters. The lease has a term of seven years. The base rent for the term of the lease is an amount equal to the interest accruing on $44.3 million at 110 basis points over the three-month LIBOR (which would be approximately $0.9 million over the remaining term assuming LIBOR averages 0.56% during such term).

        In March 2008, the Company entered into an operating lease agreement and a related participation agreement for a facility at 200 W. Cesar Chavez ("200 WCC") in Austin, Texas for the expansion of its corporate headquarters. The lease has a term of five years. The base rent for the term of the lease is an amount equal to the interest accruing on $50.1 million at 155 basis points over the three-month LIBOR (which would be approximately $1.3 million over the remaining term assuming LIBOR averages 0.56% during such term).

        The Company has granted certain rights and remedies to the lessors in the event of certain defaults, including the right to terminate the leases, to bring suit to collect damages, and to compel the Company to purchase the facilities. The leases contain other customary representations, warranties, obligations, conditions, indemnification provisions and termination provisions, including covenants that the Company shall maintain unencumbered cash and highly-rated short-term investments of at least $75 million. If the Company's unencumbered cash and highly-rated short-term investments are less than $150 million, it must also maintain a ratio of funded debt to earnings before interest expense, income taxes, depreciation, amortization, lease expense and other non-cash charges (EBITDAR) over the four prior fiscal quarters of no greater than 2 to 1. As of December 31, 2011, the Company believes it was in compliance with all covenants of the leases.

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
December 31, 2011 (Continued)

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

        The Company is required to periodically evaluate the expected fair value of each facility at the end of the lease terms. If the Company determines that it is estimable and probable that the expected fair values will be less than $44.3 million for 400 WCC and $50.1 million for 200 WCC, it will ratably accrue the loss up to a maximum of approximately $35.3 million and $40.0 million, respectively, over the remaining lease terms as additional rent expense. As of December 31, 2011, the Company does not believe that a loss contingency accrual is required for either property. However, a prolonged economic downturn could increase the likelihood of such a loss accrual.

        Interest Rate Swap Agreements

        In connection with its headquarters leases, during fiscal 2008 the Company entered into interest rate swap agreements as a hedge against the variable rent under the leases. Under the terms of the swap agreements, the Company effectively converted the variable rents to fixed rents through March 2011 for 400 WCC and March 2013 for 200 WCC. See Note 5, Derivative Financial Instruments, for additional information.

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
December 31, 2011 (Continued)

14. Commitments and Contingencies (Continued)

        The parties in the approximately 300 coordinated cases, including the parties in the case against the Company, reached a settlement. On October 5, 2009, the Court granted final approval of the settlement. Judgment was entered on January 10, 2010. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the District Court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacked standing. The appellant appealed the District Court's decision to the Second Circuit. Subsequently, the appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice. As a result, the settlement among the parties is final and the case is concluded. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including the Company. The settlement did not have a material impact to the Company's financial position or results of operations.

        Other

        The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its consolidated financial position or results of operations.

Discontinued Operations Indemnification

        In fiscal 2007, the Company sold its Aero transceiver, AeroFONE™ single-chip phone and power amplifier product lines (the "Aero product lines") to NXP B.V. and NXP Semiconductors France SAS (collectively "NXP"). In connection with the sale of the Aero product lines, the Company agreed to indemnify NXP with respect to liabilities for certain tax matters. There is no contractual limit on exposure with respect to such matters. As of December 31, 2011, the Company had no material liabilities recorded with respect to this indemnification obligation.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

15. Income Taxes

        Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Current:
Domestic	$14,468	$10,824	$(11,560)
International	2,845	4,145	5,538

Total Current	17,313	14,969	(6,022)
Deferred:
Domestic	(70)	(192)	2,234
International	(375)	(360)	(338)

Total Deferred	(445)	(552)	1,896

	$16,868	$14,417	$(4,126)

        The Company's provision (benefit) for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate benefit	(11.0)	(15.6)	(16.7)
Research and development tax credits	(8.5)	(6.1)	(3.1)
Release of prior year unrecognized tax benefits	—	(3.6)	(23.4)
Intercompany technology license	10.4	4.4	—
Excess officer compensation	3.2	2.0	1.8
Nondeductible acquisition costs	2.9	—	—
Other	0.2	0.3	0.4

	32.2%	16.4%	(6.0)%

        The effective tax rate for fiscal 2011 increased from the prior period, primarily due to the tax charge related to the intercompany license of certain technology obtained in the acquisition of Spectra Linear and other one-time nondeductible costs associated with the acquisition of Spectra Linear, a decrease in the foreign tax rate benefit, and a release of prior year unrecognized tax benefits in fiscal 2010 with none in fiscal 2011. These changes were partially offset by an increase in the research and development tax credit. The effective tax rate for fiscal 2010 increased from fiscal 2009, primarily due to the resolution of uncertain tax positions as a result of entering into an Advance Pricing Agreement with the U.S. Internal Revenue Service during fiscal 2009. In addition, the effective tax rate for fiscal 2010 increased from the prior period due to the intercompany license of certain technology obtained in the acquisition of Silicon Clocks during fiscal 2010. The increase in the effective tax rate was partially offset by an increase in the federal research and development credit in fiscal 2010.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

15. Income Taxes (Continued)

        Income before income taxes included approximately $4.1 million, $40.1 million and $39.5 million related to foreign operations in fiscal 2011, 2010 and 2009, respectively. Foreign income before income taxes decreased from fiscal 2010 to fiscal 2011 predominantly due to changes in product mix, an increase in research and development expense and an increase in the intercompany technology license payments made by a foreign subsidiary.

        At the end of fiscal 2011, undistributed earnings of the Company's foreign subsidiaries of approximately $265.3 million are considered permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

        Significant components of the Company's deferred taxes as of December 31, 2011 and January 1, 2011 are as follows (in thousands):

	December 31, 2011	January 1, 2011
Deferred tax assets:
Net operating loss carryforwards	$21,479	$10,927
Research and development tax credit carryforwards	5,556	4,880
Stock-based compensation	9,963	10,204
Depreciable assets	34,762	31,489
Reserves and allowances	122	136
Unrealized losses on available-for-sale securities	629	631
Unrealized losses on cash flow hedges	699	1,334
Deferred income on shipments to distributors	3,895	3,299
Accrued liabilities and other	5,855	4,559

	82,960	67,459
Less: Valuation allowance	—	—

	82,960	67,459
Deferred tax liabilities:
Acquired intangibles	18,562	15,536
Long term obligations for tax purposes	33,023	33,023
Prepaid expenses and other	913	1,234

	52,498	49,793

Net deferred tax assets	$30,462	$17,666

        As of December 31, 2011, the Company had federal net operating loss and research and development credit carryforwards of approximately $52.5 million and $0.3 million, respectively, as a result of the Cygnal Integrated Products, Silicon Clocks and SpectraLinear acquisitions. These carryforwards expire in fiscal years 2019 through 2030. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        The Company also had state loss and research and development credit carryforwards of approximately $60.6 million and $8.0 million, respectively. A portion of these loss and credit

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

15. Income Taxes (Continued)

carryforwards was generated by the Company and a portion was acquired through the Integration Associates, Silicon Clocks and SpectraLinear acquisitions. Certain of these carryforwards expire in fiscal years 2014 through 2030 and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the values used for income tax purposes. During 2011, the Company recorded net deferred tax assets of approximately $0.9 million related to the acquisition of Silicon Clocks and net deferred tax assets of approximately $12.2 million related to the acquisition of SpectraLinear due to differences between book and tax bases of acquired assets and assumed liabilities. Management believes that the Company's results of future operations will generate sufficient taxable income such that it is "more likely than not" that the deferred tax assets will be realized.

        The Company's operations in Singapore are subject to reduced tax rates through 2019, as long as certain conditions are met. The income tax benefit from the reduced Singapore tax rate reflected in earnings was approximately $2.5 million (representing $0.06 per diluted share) in fiscal 2011, approximately $6.1 million (representing $0.13 per diluted share) in fiscal 2010 and approximately $6.3 million (representing $0.13 per diluted share) in fiscal 2009.

        The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Beginning balance	$10,789	$12,160	$32,695
Additions based on tax positions related to current year	757	1,742	—
Additions based on tax positions related to prior years	—	—	4,127
Reductions for tax positions related to prior years	(603)	(3,113)	(14,954)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	—	—	(1,197)
Reductions for settlements with taxing authorities	—	—	(8,511)

Ending balance	$10,943	$10,789	$12,160

        As of December 31, 2011, January 1, 2011 and January 2, 2010, the Company had gross unrecognized tax benefits of $10.9 million, $10.8 million and $12.2 million, respectively, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company did not recognize any interest in the provision for income taxes in fiscal 2011 and 2010. During fiscal 2009, the Company recognized $0.8 million of interest, net of tax, in the provision for income taxes. In addition, the Company had decreases of interest, net of tax, of $0.1 million in fiscal 2010, and of $1.8 million in fiscal 2009. The Company has not made an accrual for the payment of interest related to unrecognized tax positions at the end of fiscal 2011 and 2010.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2011 (Continued)

15. Income Taxes (Continued)

        The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $3.5 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

        The tax years 2005 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

16. Segment Information

        The Company has one operating segment, mixed-signal analog intensive ICs, consisting of numerous product areas. The Company's chief operating decision maker is considered to be its Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

        Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
United States	$67,432	$69,753	$54,065
China	152,533	137,703	105,509
South Korea	70,252	65,409	91,974
Taiwan	59,208	76,991	68,320
Japan	50,270	34,031	28,874
Rest of world	91,930	109,454	92,278

Total	$491,625	$493,341	$441,020

        The following summarizes the Company's property and equipment, net by geographic area (in thousands):

	December 31, 2011	January 1, 2011
United States	$17,293	$20,559
Singapore	6,220	8,017
Rest of world	1,628	1,369

Total	$25,141	$29,945

Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2011 and 2010 is as follows. All quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$126,692	$119,100	$126,197	$119,636
Gross margin	77,179	72,897	76,212	72,158
Operating income	15,223	13,928	15,984	4,939
Net income (loss)	$12,805	$11,255	$13,372	$(1,960)
Earnings (loss) per share:
Basic	$0.31	$0.26	$0.30	$(0.04)
Diluted	$0.29	$0.26	$0.29	$(0.04)

	Fiscal 2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$111,891	$120,154	$134,577	$126,719
Gross margin	71,091	78,670	90,893	83,590
Operating income	11,014	19,345	30,647	25,665
Net income	$12,883	$18,233	$21,047	$21,079
Earnings per share:
Basic	$0.29	$0.41	$0.46	$0.46
Diluted	$0.28	$0.40	$0.44	$0.44