Form 10-Q
period 2012-03-31
SILICON LABORATORIES INC
filed 2012-04-26
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 18, 2012, 42,877,247 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$98,038	$94,964
Short-term investments	235,299	212,526
Accounts receivable, net of allowances for doubtful accounts of $925 at March 31, 2012 and $725 at December 31, 2011	61,425	55,351
Inventories	34,295	34,778
Deferred income taxes	4,941	11,563
Prepaid expenses and other current assets	47,527	43,867
Total current assets	481,525	453,049
Long-term investments	17,729	17,477
Property and equipment, net	24,008	25,141
Goodwill	115,489	115,489
Other intangible assets, net	57,725	60,005
Other assets, net	36,334	34,830
Total assets	$732,810	$705,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,965	$26,354
Accrued expenses	30,810	30,857
Deferred income on shipments to distributors	28,269	24,962
Income taxes	1,302	665
Total current liabilities	90,346	82,838
Long-term obligations and other liabilities	19,053	24,214
Total liabilities	109,399	107,052
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 42,835 and 42,068 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	24,251	14,749
Retained earnings	600,973	586,653
Accumulated other comprehensive loss	(1,817)	(2,467)
Total stockholders’ equity	623,411	598,939
Total liabilities and stockholders’ equity	$732,810	$705,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenues	$125,702	$119,636
Cost of revenues	50,606	47,478
Gross margin	75,096	72,158
Operating expenses:
Research and development	32,930	35,359
Selling, general and administrative	25,402	31,860
Operating expenses	58,332	67,219
Operating income	16,764	4,939
Other income (expense):
Interest income	497	571
Interest expense	(33)	(5)
Other income (expense), net	(111)	209
Income before income taxes	17,117	5,714
Provision for income taxes	2,797	7,674
Net income (loss)	$14,320	$(1,960)

Earnings (loss) per share:
Basic	$0.34	$(0.04)
Diluted	$0.33	$(0.04)

Weighted-average common shares outstanding:
Basic	42,458	44,269
Diluted	43,850	44,269

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Comprehensive income (loss)	$14,970	$(1,728)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	April 2, 2011
Operating Activities
Net income (loss)	$14,320	$(1,960)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation of property and equipment	3,543	3,253
Amortization of other intangible assets and other assets	2,280	3,057
Stock-based compensation expense	6,693	9,473
Income tax benefit from employee stock-based awards	2,656	1,184
Excess income tax benefit from employee stock-based awards	(2,426)	(1,142)
Deferred income taxes	3,101	1,366
Changes in operating assets and liabilities:
Accounts receivable	(6,074)	(11,704)
Inventories	447	(759)
Prepaid expenses and other assets	4,581	(4,499)
Accounts payable	4,209	(4,787)
Accrued expenses	(5,087)	(1,634)
Deferred income on shipments to distributors	3,307	2,293
Income taxes	(5,403)	3,233
Net cash provided by (used in) operating activities	26,147	(2,626)
Investing Activities
Purchases of available-for-sale investments	(82,845)	(31,492)
Proceeds from sales and maturities of marketable securities	60,518	55,092
Purchases of property and equipment	(2,428)	(2,697)
Purchases of other assets	(850)	(584)
Acquisition of business, net of cash acquired	—	(27,546)
Net cash used in investing activities	(25,605)	(7,227)
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	106	(3,580)
Excess income tax benefit from employee stock-based awards	2,426	1,142
Repurchases of common stock	—	(606)
Payments on debt	—	(7,174)
Net cash provided by (used in) financing activities	2,532	(10,218)

Increase (decrease) in cash and cash equivalents	3,074	(20,071)
Cash and cash equivalents at beginning of period	94,964	138,567
Cash and cash equivalents at end of period	$98,038	$118,496

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2012 and December 31, 2011, the condensed consolidated results of its operations for the three months ended March 31, 2012 and April 2, 2011, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and April 2, 2011, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011.  All intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 15, 2012.

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31.  Fiscal 2012 will have 52 weeks and fiscal 2011 had 52 weeks.  In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income (loss)	$14,320	$(1,960)

Shares used in computing basic earnings per share	42,458	44,269

Effect of dilutive securities:
Stock options and other stock-based awards	1,392	—
Shares used in computing diluted earnings per share	43,850	44,269

Earnings (loss) per share:
Basic	$0.34	$(0.04)
Diluted	$0.33	$(0.04)

For the three months ended March 31, 2012 and April 2, 2011, approximately 0.3 million and 0.3 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive. Further, shares used in calculating diluted net loss per share for the three months ended April 2, 2011 exclude 1.8 million shares due to the Company’s net loss for the period.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of March 31, 2012 consisted of corporate bonds, municipal bonds, variable-rate demand notes, money market funds, U.S. Treasury bills, U.S. government bonds, asset-backed securities, U.S. government agency bonds and discount notes and international government bonds. The Company’s long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of March 31, 2012, the Company held $19.2 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $17.2 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of March 31, 2012, $11.2 million of the auction-rate securities had credit ratings of AAA, $6.0 million of the auction-rate securities had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2029 to 2046 and with current yields of 0.28% to 3.58% per year at March 31, 2012. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of March 31, 2012.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	March 31, 2012
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$43,251	$—	$—	$43,251
Available-for-sale securities:
Money market funds	42,887	—	—	42,887
U.S. Treasury bills	11,899	—	1	11,900
Total available-for-sale securities	54,786	—	1	54,787

Total cash and cash equivalents	$98,037	$—	$1	$98,038

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$83,335	$(43)	$307	$83,599
Municipal bonds	67,251	(4)	92	67,339
Variable-rate demand notes	48,310	—	—	48,310
U.S. government bonds	12,652	(13)	—	12,639
Asset-backed securities	10,034	(1)	9	10,042
U.S. government agency	5,901	—	1	5,902
U.S. Treasury bills	5,349	—	—	5,349
International government bonds	2,119	—	—	2,119
Total short-term investments	$234,951	$(61)	$409	$235,299

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$19,175	$(1,446)	$—	$17,729
Total long-term investments	$19,175	$(1,446)	$—	$17,729

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of March 31, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$22,814	$(43)	$—	$—	$22,814	$(43)
Auction rate securities	—	—	17,729	(1,446)	17,729	(1,446)
U.S. government bonds	12,639	(13)	—	—	12,639	(13)
Municipal bonds	10,367	(4)	—	—	10,367	(4)
Asset-backed securities	1,077	(1)	—	—	1,077	(1)
	$46,897	$(61)	$17,729	$(1,446)	$64,626	$(1,507)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$25,438	$(363)	$—	$—	$25,438	$(363)
Auction rate securities	—	—	17,477	(1,748)	17,477	(1,748)
Municipal bonds	10,437	(12)	—	—	10,437	(12)
U.S. government agency	5,772	(12)	—	—	5,772	(12)
Asset-backed securities	4,539	(5)	—	—	4,539	(5)
	$46,186	$(392)	$17,477	$(1,748)	$63,663	$(2,140)

The gross unrealized losses as of March 31, 2012 and December 31, 2011 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at March 31, 2012 (in thousands):

	Cost	Fair Value
Due in one year or less	$139,344	$139,480
Due after one year through ten years	110,933	111,146
Due after ten years	58,635	57,189
	$308,912	$307,815

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

The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Operations. As of March 31, 2012, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011

Interest rate swaps	Accrued expenses	$1,696	$—
	Long-term obligations and other liabilities	—	1,998
	Total	$1,696	$1,998

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Interest rate swaps	$(132)	$(21)	Rent expense	$(433)	$(824)

The Company expects to reclassify $1.7 million of its interest rate swap losses included in accumulated other comprehensive loss as of March 31, 2012 into earnings in the next 12 months, which is offset by lower rent payments.

The Company’s interest rate swap agreement contains provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. The Company’s interest rate swap was in a net liability position at March 31, 2012. No collateral has been required to be posted with the counterparty as of March 31, 2012.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

	Fair Value Measurements at March 31, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$42,887	$—	$—	$42,887
U.S. Treasury bills	11,900	—	—	11,900
Total cash equivalents	$54,787	$—	$—	$54,787

Short-term Investments:
Corporate bonds	$—	$83,599	$—	$83,599
Municipal bonds	—	67,339	—	67,339
Variable-rate demand notes	—	48,310	—	48,310
U.S. government bonds	12,639	—	—	12,639
Asset-backed securities	—	10,042	—	10,042
U.S. government agency	—	5,902	—	5,902
U.S. Treasury bills	5,349	—	—	5,349
International government bonds	—	2,119	—	2,119
Total short-term investments	$17,988	$217,311	$—	$235,299

Long-term Investments:
Auction rate securities	$—	$—	$17,729	$17,729
Total long-term investments	$—	$—	$17,729	$17,729

Total	$72,775	$217,311	$17,729	$307,815

Liabilities:
Derivative instruments	$—	$1,696	$—	$1,696
Total	$—	$1,696	$—	$1,696

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

The following summarizes quantitative information about Level 3 fair value measurements.

Description	Fair Value at March 31, 2012 (000s)	Valuation Technique	Unobservable Input	Weighted Average
Auction rate securities	$17,729	Discounted cash flow	Estimated yield	2.0%

			Expected holding periods	10 years

			Estimated discount rate	3.4%

The Company has followed an established internal control procedure used in valuing auction rate securities. The procedure involves several layers of the Company’s finance management in the analysis of valuation techniques and evaluation of unobservable inputs commonly used by market participants to price similar instruments, and which have been demonstrated to provide reasonable estimates of prices obtained in actual market transactions. Outputs from the valuation process are assessed against various market sources when they are available, including marketplace quotes, recent trades of similar illiquid securities, benchmark indices and independent pricing services. The technique and unobservable input parameters may be recalibrated periodically to achieve an appropriate estimation of the fair value of the securities.

Significant changes in any of the unobservable inputs used in the fair value measurement of auction rate securities in isolation could result in a significantly lower or higher fair value measurement. An increase in expected yield would result in a higher fair value measurement, whereas an increase in expected holding period or estimated discount rate would result in a lower fair value measurement. Generally, a change in the assumptions used for expected holding period is accompanied by a directionally similar change in the assumptions used for estimated yield and discount rate.

The following summarizes the activity in Level 3 financial instruments for the three months ended March 31, 2012 (in thousands):

Assets	Auction Rate Securities

Balance at December 31, 2011	$17,477
Settlements	(50)
Unrealized gains	302
Balance at March 31, 2012	$17,729

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Liabilities	Contingent Consideration (1)
Balance at December 31, 2011	$876
Gain recognized in earnings (2)	(876)
Balance at March 31, 2012	$—

Net gain for period included in earnings attributable to contingent consideration held at March 31, 2012:	$876

(1)

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

(2)	The Company reduced the estimated fair value of contingent consideration because certain milestone goals were either not achieved or are less likely to be achieved.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	March 31, 2012	December 31, 2011
Work in progress	$28,593	$28,023
Finished goods	5,702	6,755
	$34,295	$34,778

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.  Separation Agreement

On March 1, 2012, the Company entered into a separation agreement with its former Chief Executive Officer (CEO), Necip Sayiner. Pursuant to the agreement, Mr. Sayiner agreed to continue to serve as CEO through April 18, 2012 and as a non-executive advisor through July 19, 2012. Upon his separation from the Company and execution of a release of claims, Mr. Sayiner will receive a severance package consisting of (a) accelerated vesting of certain restricted stock units (RSUs) and market stock units (MSUs) and the extension of the exercise period of certain stock options, (b) cash payments and (c) other benefits. The separation agreement resulted in a total expense of approximately $3.2 million, which will be recognized over the service period in selling, general and administrative expenses.

8. Stockholders’ Equity

Common Stock

The Company issued 0.8 million shares of common stock during the three months ended March 31, 2012, net of 0.2 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Share Repurchase Programs

In April 2012, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s common stock through January 2013. In October 2011, the Board of Directors adopted a share repurchase program to repurchase up to $50 million of the Company’s common stock through April 2012. The Company’s repurchase program announced in July 2010, authorized the repurchase of up to $150 million of the Company’s common stock through 2011, and was completed in August 2011. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2012. The Company repurchased 14 thousand shares of its common stock for $0.6 million during the three months ended April 2, 2011.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at December 31, 2011	$(1,299)	$(1,168)	$(2,467)
Change associated with current period transactions, net of tax	282	454	736
Amount reclassified into earnings, net of tax	(86)	—	(86)
Balance at March 31, 2012	$(1,103)	$(714)	$(1,817)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Stock-Based Compensation

In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”). The 2009 Plan is currently effective, and has a term of 10 years from the shareholders’ approval date. The 2009 Purchase Plan became effective upon the termination of the previous Employee Stock Purchase Plan, on April 30, 2010.

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Cost of revenues	$360	$338
Research and development	3,602	3,994
Selling, general and administrative	2,731	5,141
	6,693	9,473
Income tax benefit	1,549	1,027
	$5,144	$8,446

The Company recorded a net reduction of $1.2 million in selling, general and administrative expense during the three months ended March 31, 2012 in connection with modifications to certain stock awards. The Company accelerated the vesting of certain RSUs and MSUs and extended the exercise period of stock options pursuant to a separation agreement between the Company and its former CEO. Stock compensation for the three months ended March 31, 2012 includes the reversal of previously recognized stock compensation for the modified awards.

The Company had approximately $50.9 million of total unrecognized compensation costs related to stock options and stock awards at March 31, 2012 that are expected to be recognized over a weighted-average period of 1.9 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.  Commitments and Contingencies

Legal Proceedings

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

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $2.8 million and $7.7 million for the three months ended March 31, 2012 and April 2, 2011, respectively, resulting in effective tax rates of 16.3% and 134.3%, respectively. The effective tax rate for the three months ended March 31, 2012 decreased from the prior period, primarily due to the prior period tax charge related to the intercompany license of certain technology and other one-time nondeductible costs associated with the acquisition of Spectra Linear in 2011, along with a one-time increase in the deductibility of stock based compensation expense in connection with the former CEO’s separation from the Company in 2012. The impact of these items was partially offset by an increase in state income taxes and the non-renewal of the federal research and development tax credit.

At March 31, 2012, the Company had gross unrecognized tax benefits of $11.3 million, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $3.5 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

The tax years 2005 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2012 will have 52 weeks and fiscal 2011 had 52 weeks. Our first quarter of fiscal 2012 ended March 31, 2012. Our first quarter of fiscal 2011 ended April 2, 2011.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In the first three months of fiscal 2012, we introduced the Precision32™ 32-bit mixed-signal microcontroller family, based on a patented architecture that provides customers with flexibility, performance and low power. The Company also introduced high performance, low power sub-GHz transceivers designed to maximize range and battery life for wireless systems, ultra-small and low power customizable clock generators ideal for space-limited, cost-sensitive embedded and consumer electronics and the expansion of our clocking solutions to address the stringent specifications of the PCI Express (PCIe) Generation 1/2/3 standards. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the three months ended March 31, 2012, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the three months ended March 31, 2012. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended March 31, 2012.

The percentage of our revenues derived from outside of the United States was 87% during the three months ended March 31, 2012.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31, 2012	April 2, 2011

Revenues	100.0%	100.0%
Cost of revenues	40.3	39.7
Gross margin	59.7	60.3

Operating expenses:
Research and development	26.2	29.6
Selling, general and administrative	20.2	26.6
Operating expenses	46.4	56.2

Operating income	13.3	4.1

Other income (expense):
Interest income	0.4	0.5
Interest expense	0.0	0.0
Other income (expense), net	(0.1)	0.2
Income before income taxes	13.6	4.8
Provision for income taxes	2.2	6.4
Net income (loss)	11.4%	(1.6)%

Revenues

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	Change	% Change
Revenues	$125.7	$119.6	$6.1	5.1%

The growth in revenues was due primarily to increases in market share. Unit volumes of our products increased compared to the three months ended April 2, 2011 by 14.9%. Average selling prices decreased during the same period by 8.5%. The average selling prices of our products may fluctuate significantly from period to period.  In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	Change	% Change
Gross margin	$75.1	$72.2	$2.9	4.1%
Percent of revenue	59.7%	60.3%

The increase in the dollar amount of gross margin in the recent three month period was primarily due to our increased sales and charges related to the acquisition of Spectra Linear in the prior period with no such costs in the recent period. The increase was offset in part by changes in product mix in the recent period.

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

Research and Development

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	Change	% Change
Research and development	$32.9	$35.4	$(2.5)	(6.9)%
Percent of revenue	26.2%	29.6%

The decrease in research and development expense in the recent three month period was principally due to a charge of $1.6 million for one-time personnel-related expenses associated with the acquisition of Spectra Linear in the three months ended April 2, 2011 with no such costs in the recent period. We expect that research and development expense will increase modestly in absolute dollars in the second quarter of 2012.

Recent development projects include the Precision32 32-bit mixed-signal microcontroller family, high performance, low power sub-GHz transceivers designed to maximize range and battery life for wireless systems, ultra-small and low power customizable clock generators ideal for space-limited, cost-sensitive embedded and consumer electronics, the expansion of our clocking solutions to address the stringent specifications of the PCIe Generation 1/2/3 standards, energy-efficient microcontroller and wireless microcontroller solutions for power-sensitive embedded applications, high-performance receivers ideal for multi-tuner car radio systems with HD Radio technology, single-chip hybrid TV receivers designed to simplify TV and set-top box designs, a multi-band radio receiver that streamlines the design of wheel-tuned radio products with digital displays, a silicon TV tuner solution for TV makers in China and Taiwan, next generation ISOmodem® embedded modems with advanced voice features for a wide range of data modem applications, six-channel digital isolators with isolation ratings up to 5 kV, a highly integrated, cost-effective and power-efficient SLIC solution for VoIP gateways, an energy-efficient wireless sensor node solution powered by a solar energy harvesting source, high-performance clock ICs for high-speed OTN applications and two microcontroller families that simplify the addition of USB connectivity to embedded designs, next-generation infrared and ambient light sensors for human interface applications.

Selling, General and Administrative

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	Change	% Change
Selling, general and administrative	$25.4	$31.9	$(6.5)	(20.3)%
Percent of revenue	20.2%	26.6%

The decrease in selling, general and administrative expense in the recent three month period was principally due (a) a decrease of $4.6 million for personnel-related expenses, including a charge of $3.0 million for one-time expenses associated with the acquisition of Spectra Linear in the three months ended April 2, 2011 with no such costs in the recent period, and (b) a decline of $0.9 million in the fair value of acquisition-related contingent consideration. We expect that selling, general and administrative expense, exclusive of expected charges related to a separation agreement between us and our former CEO, will remain relatively stable in absolute dollars in the second quarter of 2012.

Interest Income

Interest income for the three months ended March 31, 2012 was $0.5 million compared to $0.6 million for the three months ended April 2, 2011.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $33 thousand compared to $5 thousand for the three months ended April 2, 2011.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2012 was $(0.1) million compared to $0.2 million for the three months ended April 2, 2011.

Provision for Income Taxes

	Three Months Ended
(in millions)	March 31, 2012	April 2, 2011	Change
Provision for income taxes	$2.8	$7.7	$(4.9)
Effective tax rate	16.3%	134.3%

The effective tax rate for the three months ended March 31, 2012 decreased from the prior period, primarily due to the prior period tax charge related to the intercompany license of certain technology and other one-time nondeductible costs associated with the acquisition of Spectra Linear in 2011, along with a one-time increase in the deductibility of stock based compensation expense in connection with our former CEO’s separation from the Company in 2012.  The impact of these items was partially offset by an increase in state income taxes and the non-renewal of the federal research and development tax credit.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the second quarter of fiscal 2012 to be in the range of up three to seven percent sequentially. Furthermore, we expect our diluted earnings per share to be in the range of $0.24 to $0.29.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2012 consisted of $333.3 million in cash, cash equivalents and short-term investments, of which approximately $178.1 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consist of corporate bonds, municipal bonds, variable-rate demand notes, money market funds, U.S. Treasury bills, U.S. government bonds, asset-backed securities, U.S. government agency bonds and discount notes and international government bonds.

Our long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of March 31, 2012, we held $19.2 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2029 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $26.1 million during the three months ended March 31, 2012, compared to net cash used of $2.6 million during the three months ended April 2, 2011. Operating cash flows during the three months ended March 31, 2012 reflect our net income of $14.3 million, adjustments of $15.8 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $4.0 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $61.4 million at March 31, 2012 from $55.4 million at December 31, 2011. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average days sales outstanding (DSO) was 44 days at March 31, 2012 and 39 days at December 31, 2011.

Inventory decreased to $34.3 million at March 31, 2012 from $34.8 million at December 31, 2011. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 61 days at March 31, 2012 and 63 days at December 31, 2011.

Net cash used in investing activities was $25.6 million during the three months ended March 31, 2012, compared to net cash used of $7.2 million during the three months ended April 2, 2011. The increase in cash outflows was principally due to an increase of $45.9 million for net purchases of investments, offset by a net payment of $27.5 million for the acquisition of Spectra Linear during the three months ended April 2, 2011.

We anticipate capital expenditures of approximately $8 to $12 million for fiscal 2012. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $2.5 million during the three months ended March 31, 2012, compared to net cash used of $10.2 million during the three months ended April 2, 2011.  The decrease in cash outflows was principally due to a payment of $7.2 million on debt acquired in the acquisition of Spectra Linear during the three months ended April 2, 2011 and an increase of $3.7 million from proceeds from the issuance of common stock, net of shares withheld for taxes. In October 2011, our Board of Directors authorized a program to repurchase up to $50 million of our common stock through April 2012.

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

Income taxes — We are required to calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of March 31, 2012 yielded less than 100 basis points.  A decline in yield to zero basis points on our investment portfolio holdings as of March 31, 2012 would decrease our annual interest income by approximately $2.1 million. We believe that our investment policy meets our investment objectives, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. In March 2011, the Company’s swap agreement with a notional value of $44.3 million matured and was not renewed. The fair value of the remaining interest rate swap agreement at March 31, 2012 was a $1.7 million obligation. An immediate 100 basis point increase in the three-month LIBOR would increase the annual base rent of our lease that is no longer hedged by approximately $0.4 million.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of March 31, 2012, we held $19.2 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

We are involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our consolidated financial position or results of operations.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended March 31, 2012 was $32.9 million, or 26.2% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended March 31, 2012, our ten largest customers accounted for 46% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 87% during the three months ended March 31, 2012. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

We also are subject to the anti-takeover laws of Delaware which may discourage, delay or prevent someone from acquiring or merging with us, which may adversely affect the market price of our common stock

Risks related to our industry

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

The following table summarizes repurchases of our common stock during the three months ended March 31, 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 28, 2012	—	$—	—	$50,000

January 29, 2012 – February 25, 2012	—	$—	—	$50,000

February 26, 2012 – March 31, 2012	—	$—	—	$50,000
Total	—	$—	—

In October 2011, our Board of Directors authorized a program to repurchase up to $50 million of our common stock through April 2012. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

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

Exhibit Number
3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1*+	Transition Agreement between Necip Sayiner and Silicon Laboratories Inc. dated March 1, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2012).

10.2+	Silicon Laboratories Inc. 2012 Bonus Plan.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

SILICON LABORATORIES INC.

April 26, 2012	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

April 26, 2012	/s/ Paul V. Walsh, Jr.

Date	Paul V. Walsh, Jr.
Vice President and
Chief Financial Officer
(Principal Financial Officer)