Form 10-Q
period 2012-06-30
SILICON LABORATORIES INC
filed 2012-07-25
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 18, 2012, 41,767,889 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$173,753	$94,964
Short-term investments	138,147	212,526
Accounts receivable, net of allowances for doubtful accounts of $669 at June 30, 2012 and $725 at December 31, 2011	72,666	55,351
Inventories	35,977	34,778
Deferred income taxes	6,170	11,563
Prepaid expenses and other current assets	48,152	43,867
Total current assets	474,865	453,049
Long-term investments	11,028	17,477
Property and equipment, net	23,468	25,141
Goodwill	115,489	115,489
Other intangible assets, net	55,447	60,005
Other assets, net	40,977	34,830
Total assets	$721,274	$705,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,383	$26,354
Accrued expenses	30,955	30,857
Deferred income on shipments to distributors	26,334	24,962
Income taxes	707	665
Total current liabilities	94,379	82,838
Long-term obligations and other liabilities	9,700	24,214
Total liabilities	104,079	107,052
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 41,941 and 42,068 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	—	14,749
Retained earnings	618,839	586,653
Accumulated other comprehensive loss	(1,648)	(2,467)
Total stockholders’ equity	617,195	598,939
Total liabilities and stockholders’ equity	$721,274	$705,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	$135,670	$126,197	$261,372	$245,833
Cost of revenues	52,868	49,985	103,474	97,463
Gross margin	82,802	76,212	157,898	148,370
Operating expenses:
Research and development	34,245	34,173	67,175	69,533
Selling, general and administrative	32,178	26,055	57,580	57,914
Operating expenses	66,423	60,228	124,755	127,447
Operating income	16,379	15,984	33,143	20,923
Other income (expense):
Interest income	363	473	860	1,044
Interest expense	(32)	(5)	(65)	(10)
Other income (expense), net	1,079	164	968	373
Income before income taxes	17,789	16,616	34,906	22,330
Provision (benefit) for income taxes	(2,720)	3,244	77	10,918
Net income	$20,509	$13,372	$34,829	$11,412

Earnings per share:
Basic	$0.48	$0.30	$0.82	$0.26
Diluted	$0.47	$0.29	$0.80	$0.25

Weighted-average common shares outstanding:
Basic	42,655	44,602	42,556	44,435
Diluted	43,423	45,951	43,637	45,998

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$20,509	$13,372	$34,829	$11,412

Other comprehensive income, before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	(182)	586	517	140

Net changes to cash flow hedges
Unrealized losses arising during the period	(6)	(405)	(138)	(427)
Reclassification for losses included in net income	447	473	880	1,297

Other comprehensive income, before tax	259	654	1,259	1,010

Provision for income taxes	91	229	440	354

Other comprehensive income	168	425	819	656

Comprehensive income	$20,677	$13,797	$35,648	$12,068

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Operating Activities
Net income	$34,829	$11,412
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	6,749	6,680
Amortization of other intangible assets and other assets	4,559	6,077
Stock-based compensation expense	15,865	18,074
Income tax benefit from employee stock-based awards	2,627	2,083
Excess income tax benefit from employee stock-based awards	(2,450)	(1,963)
Deferred income taxes	1,625	181
Changes in operating assets and liabilities:
Accounts receivable	(17,315)	(23,562)
Inventories	(1,299)	2,022
Prepaid expenses and other assets	4,806	(1,021)
Accounts payable	8,766	259
Accrued expenses	(5,203)	(2,841)
Deferred income on shipments to distributors	1,372	5,157
Income taxes	(13,672)	3,672
Net cash provided by operating activities	41,259	26,230
Investing Activities
Purchases of available-for-sale investments	(105,169)	(75,856)
Proceeds from sales and maturities of marketable securities	186,514	104,831
Purchases of property and equipment	(5,095)	(5,058)
Purchases of other assets	(7,919)	(665)
Acquisition of businesses, net of cash acquired	—	(27,262)
Net cash provided by (used in) investing activities	68,331	(4,010)
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	2,922	2,489
Excess income tax benefit from employee stock-based awards	2,450	1,963
Repurchases of common stock	(36,173)	(23,241)
Payments on debt	—	(7,174)
Net cash used in financing activities	(30,801)	(25,963)

Increase (decrease) in cash and cash equivalents	78,789	(3,743)
Cash and cash equivalents at beginning of period	94,964	138,567
Cash and cash equivalents at end of period	$173,753	$134,824

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2012 and December 31, 2011, the condensed consolidated results of its operations for the three and six months ended June 30, 2012 and July 2, 2011, the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and July 2, 2011, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011.  All intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$20,509	$13,372	$34,829	$11,412

Shares used in computing basic earnings per share	42,655	44,602	42,556	44,435

Effect of dilutive securities:
Stock options and other stock-based awards	768	1,349	1,081	1,563
Shares used in computing diluted earnings per share	43,423	45,951	43,637	45,998

Earnings per share:
Basic	$0.48	$0.30	$0.82	$0.26
Diluted	$0.47	$0.29	$0.80	$0.25

For the three months ended June 30, 2012 and July 2, 2011 and the six months ended June 30, 2012 and July 2, 2011, approximately 1.2 million, 0.5 million, 0.8 million and 0.4 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of June 30, 2012 consisted of corporate bonds, money market funds, municipal bonds, U.S. Treasury bills, U.S. government bonds, asset-backed securities, variable-rate demand notes, international government bonds and U.S. government agency discount notes. The Company’s long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of June 30, 2012, the Company held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $10.5 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of June 30, 2012, $4.5 million of the auction-rate securities had credit ratings of AAA, $6.0 million of the auction-rate securities had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2033 to 2046 and with current yields of 0.26% to 0.57% per year at June 30, 2012. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of June 30, 2012.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	June 30, 2012
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$107,595	$—	$—	$107,595
Available-for-sale securities:
Money market funds	49,917	—	—	49,917
U.S. Treasury bills	16,241	—	—	16,241
Total available-for-sale securities	66,158	—	—	66,158

Total cash and cash equivalents	$173,753	$—	$—	$173,753

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$62,993	$(36)	$197	$63,154
Municipal bonds	32,495	(8)	45	32,532
U.S. government bonds	12,647	—	8	12,655
Asset-backed securities	10,655	—	10	10,665
Variable-rate demand notes	8,980	—	1	8,981
U.S. Treasury bills	7,149	—	1	7,150
International government bonds	2,111	(1)	—	2,110
U.S. government agency	900	—	—	900
Total short-term investments	$137,930	$(45)	$262	$138,147

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$12,525	$(1,497)	$—	$11,028
Total long-term investments	$12,525	$(1,497)	$—	$11,028

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of June 30, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$13,019	$(36)	$—	$—	$13,019	$(36)
Auction rate securities	—	—	11,028	(1,497)	11,028	(1,497)
Municipal bonds	8,431	(8)	—	—	8,431	(8)
International government bonds	2,110	(1)	—	—	2,110	(1)
	$23,560	$(45)	$11,028	$(1,497)	$34,588	$(1,542)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$25,438	$(363)	$—	$—	$25,438	$(363)
Auction rate securities	—	—	17,477	(1,748)	17,477	(1,748)
Municipal bonds	10,437	(12)	—	—	10,437	(12)
U.S. government agency	5,772	(12)	—	—	5,772	(12)
Asset-backed securities	4,539	(5)	—	—	4,539	(5)
	$46,186	$(392)	$17,477	$(1,748)	$63,663	$(2,140)

The gross unrealized losses as of June 30, 2012 and December 31, 2011 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at June 30, 2012 (in thousands):

	Cost	Fair Value
Due in one year or less	$109,030	$109,112
Due after one year through ten years	87,528	87,663
Due after ten years	20,055	18,558
	$216,613	$215,333

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company measures the effectiveness of its cash flow hedges by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of June 30, 2012, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011

Interest rate swaps	Accrued expenses	$1,256	$—
	Long-term obligations and other liabilities	—	1,998
	Total	$1,256	$1,998

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the:		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended			Three Months Ended
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Interest rate swaps	$(6)	$(405)	Rent expense	$(447)	$(473)

	Six Months Ended			Six Months Ended
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Interest rate swaps	$(138)	$(427)	Rent expense	$(880)	$(1,297)

The Company expects to reclassify $1.3 million of its interest rate swap losses included in accumulated other comprehensive loss as of June 30, 2012 into earnings in the next nine months, which is offset by lower rent payments.

The Company’s interest rate swap agreement contains provisions that require it to maintain unencumbered cash and highly-rated short-term investments of at least $150 million. If the Company’s unencumbered cash and highly-rated short-term investments are less than $150 million, it would be required to post collateral with the counterparty in the amount of the fair value of the interest rate swap agreements in net liability positions. The Company’s interest rate swap was in a net liability position at June 30, 2012. No collateral has been required to be posted with the counterparty as of June 30, 2012.

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

	Fair Value Measurements at June 30, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$49,917	$—	$—	$49,917
U.S. Treasury bills	16,241	—	—	16,241
Total cash equivalents	$66,158	$—	$—	$66,158

Short-term Investments:
Corporate bonds	$—	$63,154	$—	$63,154
Municipal bonds	—	32,532	—	32,532
U.S. government bonds	12,655	—	—	12,655
Asset-backed securities	—	10,665	—	10,665
Variable-rate demand notes	—	8,981	—	8,981
U.S. Treasury bills	7,150	—	—	7,150
International government bonds	—	2,110	—	2,110
U.S. government agency	—	900	—	900
Total short-term investments	$19,805	$118,342	$—	$138,147

Long-term Investments:
Auction rate securities	$—	$—	$11,028	$11,028
Total long-term investments	$—	$—	$11,028	$11,028

Total	$85,963	$118,342	$11,028	$215,333

Liabilities:
Derivative instruments	$—	$1,256	$—	$1,256
Total	$—	$1,256	$—	$1,256

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

The following summarizes quantitative information about Level 3 fair value measurements.

Description	Fair Value at June 30, 2012 (000s)	Valuation Technique	Unobservable Input	Weighted Average
Auction rate securities	$11,028	Discounted cash flow	Estimated yield	1.06%

			Expected holding period	10 years

			Estimated discount rate	2.92%

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

The following summarizes the activity in Level 3 financial instruments for the three and six months ended June 30, 2012 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Six Months Ended
Beginning balance	$17,729	$17,477
Settlements	(6,650)	(6,700)
Gains (losses) included in other comprehensive income	(51)	251
Balance at June 30, 2012	$11,028	$11,028

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Liabilities

Contingent Consideration (1)	Six Months Ended
Beginning balance	$876
Gain recognized in earnings (2)	(876)
Balance at June 30, 2012	$—

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

(2)         The Company reduced the estimated fair value of contingent consideration because certain milestone goals were not achieved.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	June 30, 2012	December 31, 2011
Work in progress	$29,546	$28,023
Finished goods	6,431	6,755
	$35,977	$34,778

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stockholders’ Equity

Common Stock

The Company issued 1.0 million shares of common stock during the six months ended June 30, 2012, net of 0.2 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Share Repurchase Programs

In April 2012, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s common stock through January 2013. In October 2011, the Board of Directors adopted a share repurchase program to repurchase up to $50 million of the Company’s common stock through April 2012. The Company’s repurchase program announced in July 2010, authorized the repurchase of up to $150 million of the Company’s common stock through 2011, and was completed in August 2011. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 1.1 million shares of its common stock for $38.8 million during the six months ended June 30, 2012. The Company repurchased 0.6 million shares of its common stock for $24.0 million during the six months ended July 2, 2011.

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of revenues	$317	$342	$677	$679
Research and development	2,954	3,709	6,556	7,703
Selling, general and administrative	5,901	4,550	8,632	9,692
	9,172	8,601	15,865	18,074
Income tax benefit	1,661	788	3,210	1,815
	$7,511	$7,813	$12,655	$16,259

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company recorded $2.6 million and $1.4 million in selling, general and administrative expense during the three and six months ended June 30, 2012, respectively, in connection with modifications to certain stock awards. The Company accelerated the vesting of certain RSUs and MSUs and extended the exercise period of stock options pursuant to a separation agreement between the Company and its former CEO. Stock compensation for the six months ended June 30, 2012 included the reversal of previously recognized stock compensation for the modified awards.

The Company had approximately $48.6 million of total unrecognized compensation costs related to stock options and stock awards at June 30, 2012 that are expected to be recognized over a weighted-average period of 1.8 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

10.  Commitments and Contingencies

Patent Litigation

On May 13, 2012, MaxLinear, Inc., a Delaware corporation, filed a lawsuit against the Company in the United States District Court in the Southern District of California, San Diego Division, seeking a declaratory judgment that MaxLinear has not infringed 19 of the Company’s patents and that such patents are invalid. On June 1, 2012, the Company filed a motion to dismiss such claims. On July 17, 2012, the Company filed a lawsuit against MaxLinear in the United States District Court in the Southern District of California, San Diego Division, alleging infringement of 20 of the Company’s patents related to RF and mixed-signal design. The Company asked the Court for an injunction stopping the sale of all allegedly infringing MaxLinear products. At this time, the Company cannot predict the outcome of this matter or the resulting financial impact to it, if any.

Other

The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its consolidated financial statements.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $(2.7) million and $3.2 million for the three months ended June 30, 2012 and July 2, 2011, respectively, resulting in effective tax rates of (15.3)% and 19.5%, respectively. Income tax expense was $0.1 million and $10.9 million for the six months ended June 30, 2012 and July 2, 2011, respectively, resulting in effective tax rates of 0.2% and 48.9%, respectively. The effective tax rate for the three months ended June 30, 2012 decreased from the prior period, primarily due to the release of prior year unrecognized tax benefits that were determined to be effectively settled during the current period, which was partially offset by the non-renewal of the federal research and development tax credit.  The effective tax rate for the six months ended June 30, 2012 decreased from the prior period, primarily due to the prior period tax charge related to the intercompany license of certain technology and other one-time nondeductible costs associated with the acquisition of Spectra Linear in 2011, along with the release of prior year unrecognized tax benefits that were determined to be effectively settled during the current period.  The impact of these items was partially offset by the non-renewal of the federal research and development tax credit.

At June 30, 2012, the Company had gross unrecognized tax benefits of $2.8 million, $2.6 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.  The Company had a gross decrease of $8.4 million to its prior year unrecognized tax benefits related to an uncertain tax position that was determined to be effectively settled in the three months ended June 30, 2012, a portion of which represented a foreign currency remeasurement adjustment and was recognized in other income (expense), net.

The tax years 2005 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

12. Subsequent Event

Acquisition

On July 3, 2012, the Company acquired Ember Corporation, a privately held company. Ember’s products integrate high-performance, low-power 2.4 GHz wireless ICs with reliable and scalable software into a flexible and robust networking platform. This strategic acquisition brings the Company the technology and software expertise required to enable the low-power mesh sensor networks being deployed today in a wide range of residential, commercial and industrial applications.

The Company acquired Ember for a purchase price of approximately $72.0 million, plus an amount equal to the sum of Ember’s cash minus certain liabilities as of the closing date. Potential additional consideration is payable on a dollar for dollar basis to the extent that revenue of the acquired products exceeds $27.0 million over a one-year period from the beginning of the third fiscal quarter of 2012 through the end of the second fiscal quarter of 2013.

The Company will record the purchase of Ember using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Ember’s operations will be included in the Company’s consolidated results of operations beginning on the date of the acquisition.

The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed. The Company expects to complete its purchase price allocation in the third quarter of fiscal 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2012 will have 52 weeks and fiscal 2011 had 52 weeks. Our second quarter of fiscal 2012 ended June 30, 2012. Our second quarter of fiscal 2011 ended July 2, 2011.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial, automotive, medical and power management. Our major customers include Cisco, Huawei, LG Electronics, Pace, Panasonic, Samsung, Sony, Technicolor, Varian Medical Systems and ZTE.

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

•                  Access products, which include our Voice over IP (VoIP) products, embedded modems and our Power over Ethernet (PoE) devices; and

•                  Mature products, which include certain devices that are at the end of their respective life cycles and therefore receive minimal or no continued research and development investment, including our DSL analog front end ICs and IRDA devices.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In the first six months of fiscal 2012, we introduced the Precision32™ 32-bit mixed-signal microcontroller family, based on a patented architecture that provides customers with flexibility, performance and low power. We also introduced a family of TV tuners offering both best-in-class RF performance and support for all worldwide TV standards, a multimedia demodulator that merges all digital video broadcast (DVB) standards into a single-chip solution, isolated analog-to-digital (ADC) converters designed specifically for the demands of mains line monitoring, a single-port PoE controller that brings “plug-and-play” simplicity to embedded power sourcing equipment (PSE) designs, high performance, low power sub-GHz transceivers designed to maximize range and battery life for wireless systems, ultra-small and low power customizable clock generators ideal for space-limited, cost-sensitive embedded and consumer electronics and the expansion of our clocking solutions to address the stringent specifications of the PCI Express (PCIe) Generation 1/2/3 standards. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the six months ended June 30, 2012, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the six months ended June 30, 2012. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended June 30, 2012.

The percentage of our revenues derived from outside of the United States was 88% during the six months ended June 30, 2012.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.0	39.6	39.6	39.6
Gross margin	61.0	60.4	60.4	60.4

Operating expenses:
Research and development	25.2	27.1	25.7	28.3
Selling, general and administrative	23.7	20.6	22.0	23.6
Operating expenses	48.9	47.7	47.7	51.9

Operating income	12.1	12.7	12.7	8.5

Other income (expense):
Interest income	0.3	0.4	0.3	0.4
Interest expense	0.0	0.0	0.0	0.0
Other income (expense), net	0.7	0.1	0.3	0.2
Income before income taxes	13.1	13.2	13.3	9.1
Provision (benefit) for income taxes	(2.0)	2.6	0.0	4.5
Net income	15.1%	10.6%	13.3%	4.6%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	Change	% Change	June 30, 2012	July 2, 2011	Change	% Change
Revenues	$135.7	$126.2	$9.5	7.5%	$261.4	$245.8	$15.6	6.3%

The growth in revenues in the recent three and six month periods was due primarily to increases in market share. Unit volumes of our products increased compared to the three and six months ended July 2, 2011 by 11.6% and 13.2%, respectively. Average selling prices decreased during the same periods by 3.8% and 6.1%, respectively. The average selling prices of our products may fluctuate significantly from period to period.  In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	Change	% Change	June 30, 2012	July 2, 2011	Change	% Change
Gross margin	$82.8	$76.2	$6.6	8.6%	$157.9	$148.4	$9.5	6.4%
Percent of revenue	61.0%	60.4%			60.4%	60.4%

The increase in the dollar amount of gross margin in the recent three and six month periods was primarily due to (a) our increased sales, and (b) charges related to the acquisition of Spectra Linear and a one-time charge for the cancellation of in-process material in the prior periods with no such costs in the recent periods.

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

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	Change	% Change	June 30, 2012	July 2, 2011	Change	% Change
Research and development	$34.2	$34.2	$—	0%	$67.2	$69.5	$(2.3)	(3.4)%
Percent of revenue	25.2%	27.1%			25.7%	28.3%

The decrease in research and development expense in the recent six month period was principally due to a charge of $1.6 million for one-time personnel-related expenses associated with the acquisition of Spectra Linear in the six months ended July 2, 2011 with no such costs in the recent period. We expect that research and development expense will increase in absolute dollars in the third quarter of 2012 due to costs associated with the acquisition of Ember.

Recent development projects include a family of TV tuners offering both best-in-class RF performance and support for all worldwide TV standards, a multimedia demodulator that merges all DVB standards into a single-chip solution, isolated ADC converters designed specifically for the demands of mains line monitoring, a single-port PoE controller that brings “plug-and-play” simplicity to embedded PSE designs, the Precision32 32-bit mixed-signal microcontroller family, high performance, low power sub-GHz transceivers designed to maximize range and battery life for wireless systems, ultra-small and low power customizable clock generators ideal for space-limited, cost-sensitive embedded and consumer electronics, the expansion of our clocking solutions to address the stringent specifications of the PCIe Generation 1/2/3 standards, energy-efficient microcontroller and wireless microcontroller solutions for power-sensitive embedded applications, high-performance receivers ideal for multi-tuner car radio systems with HD Radio technology, single-chip hybrid TV receivers designed to simplify TV and set-top box designs, a multi-band radio receiver that streamlines the design of wheel-tuned radio products with digital displays, a silicon TV tuner solution for TV makers in China and Taiwan, next generation ISOmodem® embedded modems with advanced voice features for a wide range of data modem applications, six-channel digital isolators with isolation ratings up to 5 kV and a highly integrated, cost-effective and power-efficient SLIC solution for VoIP gateways.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	Change	% Change	June 30, 2012	July 2, 2011	Change	% Change
Selling, general and administrative	$32.2	$26.1	$6.1	23.5%	$57.6	$57.9	$(0.3)	(0.6)%
Percent of revenue	23.7%	20.6%			22.0%	23.6%

The increase in selling, general and administrative expense in the recent three month period was principally due to (a) charges of $3.9 million for severance in the recent period, primarily related to a separation agreement between us and our former CEO, (b) an increase of $1.7 million for legal fees, primarily related to litigation and acquisition-related costs, and (c) a decline of $1.0 million in the fair value of acquisition-related contingent consideration in the three months ended July 2, 2011 with no such reduction in the recent period. The decrease in selling, general and administrative expense in the recent six month period was principally due a charge of $3.0 million for one-time personnel-related expenses associated with the acquisition of Spectra Linear in the six months ended July 2, 2011 with no such costs in the recent period, offset in part by charges of $3.1 million for severance in the recent period. Excluding these charges for the Spectra Linear acquisition and severance, personnel expenses decreased $1.0 million in the recent six month period. We expect that selling, general and administrative expense will decrease in absolute dollars in the third quarter of 2012.

Interest Income

Interest income for the three and six months ended June 30, 2012 was $0.4 million and $0.9 million, respectively, compared to $0.5 million and $1.0 million for the three and six months ended July 2, 2011, respectively.

Interest Expense

Interest expense for the three and six months ended June 30, 2012 was $32 thousand and $65 thousand, respectively, compared to $5 thousand and $10 thousand for the three and six months ended July 2, 2011, respectively.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2012 was $1.1 million and $1.0 million, respectively, compared to $0.2 million and $0.4 million for the three and six months ended July 2, 2011, respectively. The increase in other income (expense), net in the recent three and six month periods was primarily due to the reversal of unrealized foreign currency losses in connection with the release of prior year unrecognized tax benefits.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2012	July 2, 2011	Change	June 30, 2012	July 2, 2011	Change
Provision (benefit) for income taxes	$(2.7)	$3.2	$(5.9)	$0.1	$10.9	$(10.8)
Effective tax rate	(15.3)%	19.5%		0.2%	48.9%

The effective tax rate for the three months ended June 30, 2012 decreased from the prior period, primarily due to the release of prior year unrecognized tax benefits that were determined to be effectively settled during the current period, which was partially offset by the non-renewal of the federal research and development tax credit.  The effective tax rate for the six months ended June 30, 2012 decreased from the prior period, primarily due to the prior period tax charge related to the intercompany license of certain technology and other one-time nondeductible costs associated with the acquisition of Spectra Linear in 2011, along with the release of prior year unrecognized tax benefits that were determined to be effectively settled during the current period.  The impact of these items was partially offset by the non-renewal of the federal research and development tax credit.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the third quarter of fiscal 2012 to be in the range of $140 to $145 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.28 to $0.33.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2012 consisted of $311.9 million in cash, cash equivalents and short-term investments, of which approximately $160.7 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consist of corporate bonds, money market funds, municipal bonds, U.S. Treasury bills, U.S. government bonds, asset-backed securities, variable-rate demand notes, international government bonds and U.S. government agency discount notes.

Our long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of June 30, 2012, we held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $41.3 million during the six months ended June 30, 2012, compared to net cash provided of $26.2 million during the six months ended July 2, 2011. Operating cash flows during the six months ended June 30, 2012 reflect our net income of $34.8 million, adjustments of $29.0 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $22.5 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $72.7 million at June 30, 2012 from $55.4 million at December 31, 2011. The increase in accounts receivable resulted primarily from an increase in shipments during the quarter ended June 30, 2012 compared to the last quarter of fiscal 2011. Our average days sales outstanding (DSO) was 48 days at June 30, 2012 and 39 days at December 31, 2011.

Inventory increased to $36.0 million at June 30, 2012 from $34.8 million at December 31, 2011. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 61 days at June 30, 2012 and 63 days at December 31, 2011.

Net cash provided by investing activities was $68.3 million during the six months ended June 30, 2012, compared to net cash used of $4.0 million during the six months ended July 2, 2011. The increase in cash inflows was principally due to an increase of $52.4 million from net proceeds from sales and maturities of marketable securities and a net payment of $27.3 million for the acquisition of Spectra Linear during the six months ended July 2, 2011.

We anticipate capital expenditures of approximately $10 to $14 million for fiscal 2012. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities. On July 3, 2012, we acquired Ember, a privately held company, for a purchase price of approximately $72.0 million, plus an amount equal to the sum of Ember’s cash minus certain liabilities as of the closing date. Potential additional consideration is payable on a dollar for dollar basis to the extent that revenue from Ember’s products exceed $27.0 million over a one-year period from the beginning of the third fiscal quarter of 2012 through the end of the second fiscal quarter of 2013.

Net cash used in financing activities was $30.8 million during the six months ended June 30, 2012, compared to net cash used of $26.0 million during the six months ended July 2, 2011. The increase in cash outflows was principally due an increase of $12.9 million for repurchases of our common stock, offset by a payment of $7.2 million on debt acquired in the acquisition of Spectra Linear during the six months ended July 2, 2011.  In April 2012, our Board of Directors authorized a program to repurchase up to $100 million of our common stock through January 2013.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents and investments are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of June 30, 2012 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of June 30, 2012 would decrease our annual interest income by approximately $1.2 million. We believe that our investment policy meets our investment objectives, both in the duration of our investments and the credit quality of the investments we hold.

Headquarters Lease Rent

We are exposed to interest rate fluctuations in the normal course of our business, including through our corporate headquarters leases. The base rents for these leases are calculated using a variable interest rate based on the three-month LIBOR. We entered into interest rate swap agreements with notional values of $44.3 million and $50.1 million and, effectively, fixed the rent payment amounts on these leases through March 2011 and March 2013, respectively. In March 2011, our swap agreement with a notional value of $44.3 million matured and was not renewed. The fair value of the remaining interest rate swap agreement at June 30, 2012 was a $1.3 million obligation. An immediate 100 basis point increase in the three-month LIBOR would increase the base rent for the remaining nine month period of our lease that is no longer hedged by approximately $0.3 million.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of June 30, 2012, we held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Patent Litigation

On May 13, 2012, MaxLinear, Inc., a Delaware corporation, filed a lawsuit against us in the United States District Court in the Southern District of California, San Diego Division, seeking a declaratory judgment that MaxLinear has not infringed 19 of our patents and that such patents are invalid. On June 1, 2012, we filed a motion to dismiss such claims. On July 17, 2012, we filed a lawsuit against MaxLinear in the United States District Court in the Southern District of California, San Diego Division, alleging infringement of 20 of our patents related to RF and mixed-signal design. We asked the Court for an injunction stopping the sale of all allegedly infringing MaxLinear products. At this time, we cannot predict the outcome of this matter or the resulting financial impact to us, if any.

Other

We are involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our consolidated financial statements.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended June 30, 2012 was $67.2 million, or 25.7% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the six months ended June 30, 2012, our ten largest customers accounted for 44% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 88% during the six months ended June 30, 2012. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

     The following table summarizes repurchases of our common stock during the three months ended June 30, 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 — April 28, 2012	—	$—	—	$100,000

April 29, 2012 — May 26, 2012	232	$33.75	232	$92,185

May 27, 2012 — June 30, 2012	878	$35.24	878	$61,243
Total	1,110	$34.93	1,110

     In April 2012, our Board of Directors authorized a program to repurchase up to $100 million of our common stock through January 2013. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Mine Safety Disclosures

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits

     The following exhibits are filed as part of this report:

Exhibit Number

2.1*

Agreement and Plan of Merger, dated May 16, 2012, by and among Silicon Laboratories Inc., El Dorado Merger Sub, Inc., Ember Corporation and Todd Hixon, as Stakeholder Representative (filed as Exhibit 2.1 to the Form 8-K filed May 21, 2012).

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

SILICON LABORATORIES INC.

July 25, 2012	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle President and Chief Executive Officer (Principal Executive Officer)

July 25, 2012	/s/ Paul V. Walsh, Jr.

Date	Paul V. Walsh, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer)