Form 10-Q
period 2012-09-29
SILICON LABORATORIES INC
filed 2012-10-24
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

As of October 17, 2012, 41,599,066 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$125,505	$94,964
Short-term investments	148,573	212,526
Accounts receivable, net of allowances for doubtful accounts of $789 at September 29, 2012 and $725 at December 31, 2011	75,749	55,351
Inventories	42,523	34,778
Deferred income taxes	15,870	11,563
Prepaid expenses and other current assets	36,735	43,867
Total current assets	444,955	453,049
Long-term investments	11,418	17,477
Property and equipment, net	136,321	25,141
Goodwill	130,069	115,489
Other intangible assets, net	94,611	60,005
Other assets, net	37,669	34,830
Total assets	$855,043	$705,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,476	$26,354
Current portion of long-term debt	5,000	—
Accrued expenses	41,441	30,857
Deferred income on shipments to distributors	30,903	24,962
Income taxes	3,339	665
Total current liabilities	116,159	82,838
Long-term debt	95,000	—
Other non-current liabilities	22,663	24,214
Total liabilities	233,822	107,052
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 41,706 and 42,068 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	—	14,749
Retained earnings	622,098	586,653
Accumulated other comprehensive loss	(881)	(2,467)
Total stockholders’ equity	621,221	598,939
Total liabilities and stockholders’ equity	$855,043	$705,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	$149,461	$119,100	$410,833	$364,933
Cost of revenues	62,968	46,203	166,442	143,666
Gross margin	86,493	72,897	244,391	221,267
Operating expenses:
Research and development	34,768	31,715	101,943	101,248
Selling, general and administrative	24,495	27,254	82,075	85,168
Operating expenses	59,263	58,969	184,018	186,416
Operating income	27,230	13,928	60,373	34,851
Other income (expense):
Interest income	243	388	1,103	1,432
Interest expense	(234)	(4)	(299)	(14)
Other income (expense), net	(161)	(81)	807	292
Income before income taxes	27,078	14,231	61,984	36,561
Provision for income taxes	17,054	2,976	17,131	13,894

Net income	$10,024	$11,255	$44,853	$22,667

Earnings per share:
Basic	$0.24	$0.26	$1.06	$0.52
Diluted	$0.24	$0.26	$1.04	$0.50

Weighted-average common shares outstanding:
Basic	41,735	42,834	42,279	43,902
Diluted	42,520	43,919	43,261	45,305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$10,024	$11,255	$44,853	$22,667

Other comprehensive income, before tax
Net changes to available-for-sale securities
Unrealized gains arising during the period	621	296	1,138	436

Net changes to cash flow hedges
Unrealized losses arising during the period	(760)	(66)	(898)	(492)
Reclassification for losses included in net income	1,317	481	2,197	1,777
Other comprehensive income, before tax	1,178	711	2,437	1,721

Provision for income taxes	412	249	853	603

Other comprehensive income	766	462	1,584	1,118

Comprehensive income	$10,790	$11,717	$46,437	$23,785

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Operating Activities
Net income	$44,853	$22,667
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	10,247	10,119
Net gain on the purchase of property and equipment	(8,457)	—
Amortization of other intangible assets and other assets	11,001	8,570
Stock-based compensation expense	23,796	27,224
Income tax benefit from employee stock-based awards	2,301	2,301
Excess income tax benefit from employee stock-based awards	(2,470)	(2,111)
Deferred income taxes	5,024	2,011
Changes in operating assets and liabilities:
Accounts receivable	(18,470)	(11,581)
Inventories	(5,994)	1,670
Prepaid expenses and other assets	13,283	227
Accounts payable	9,113	871
Accrued expenses	(797)	819
Deferred income on shipments to distributors	5,267	1,495
Income taxes	(4,378)	1,287
Net cash provided by operating activities	84,319	65,569
Investing Activities
Purchases of available-for-sale investments	(138,822)	(113,784)
Proceeds from sales and maturities of marketable securities	209,972	166,262
Purchases of property and equipment	(99,720)	(7,472)
Purchases of other assets	(6,146)	(891)
Acquisition of businesses, net of cash acquired	(71,852)	(27,262)
Net cash provided by (used in) investing activities	(106,568)	16,853
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	3,035	2,320
Excess income tax benefit from employee stock-based awards	2,470	2,111
Repurchases of common stock	(51,040)	(110,063)
Proceeds from issuance of long-term debt, net	98,325	—
Payments on debt	—	(7,174)
Net cash provided by (used in) financing activities	52,790	(112,806)

Increase (decrease) in cash and cash equivalents	30,541	(30,384)
Cash and cash equivalents at beginning of period	94,964	138,567
Cash and cash equivalents at end of period	$125,505	$108,183

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at September 29, 2012 and December 31, 2011, the condensed consolidated results of its operations for the three and nine months ended September 29, 2012 and October 1, 2011, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2012 and October 1, 2011, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011.  All intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated results of operations for the three and nine months ended September 29, 2012 are not necessarily indicative of the results to be expected for the full year.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$10,024	$11,255	$44,853	$22,667

Shares used in computing basic earnings per share	41,735	42,834	42,279	43,902

Effect of dilutive securities:
Stock options and other stock-based awards	785	1,085	982	1,403
Shares used in computing diluted earnings per share	42,520	43,919	43,261	45,305

Earnings per share:
Basic	$0.24	$0.26	$1.06	$0.52
Diluted	$0.24	$0.26	$1.04	$0.50

For the three months ended September 29, 2012 and October 1, 2011 and the nine months ended September 29, 2012 and October 1, 2011, approximately 0.8 million, 1.4 million, 0.9 million and 0.5 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of September 29, 2012 consisted of corporate bonds, money market funds, municipal bonds, U.S. Treasury bills, variable-rate demand notes, U.S. government bonds, asset-backed securities and international government bonds. The Company’s long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of September 29, 2012, the Company held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $10.5 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of September 29, 2012, $4.5 million of the auction-rate securities had credit ratings of AAA, $6.0 million had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2033 to 2046 and with current yields of 0.3% to 1.7% per year at September 29, 2012. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of September 29, 2012.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	September 29, 2012
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$54,887	$—	$—	$54,887
Available-for-sale securities:
Money market funds	54,619	—	—	54,619
U.S. Treasury bills	15,999	—	—	15,999
Total available-for-sale securities	70,618	—	—	70,618

Total cash and cash equivalents	$125,505	$—	$—	$125,505

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$62,824	$(1)	$326	$63,149
Municipal bonds	29,952	(2)	60	30,010
Variable-rate demand notes	19,280	—	1	19,281
U.S. government bonds	12,642	—	28	12,670
Asset-backed securities	11,978	—	19	11,997
U.S. Treasury bills	8,499	—	—	8,499
International government bonds	2,950	—	17	2,967
Total short-term investments	$148,125	$(3)	$451	$148,573

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$12,525	$(1,107)	$—	$11,418
Total long-term investments	$12,525	$(1,107)	$—	$11,418

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of September 29, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Auction rate securities	$—	$—	$11,418	$(1,107)	$11,418	$(1,107)
Municipal bonds	5,217	(2)	—	—	5,217	(2)
Corporate bonds	1,119	(1)	—	—	1,119	(1)
	$6,336	$(3)	$11,418	$(1,107)	$17,754	$(1,110)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$25,438	$(363)	$—	$—	$25,438	$(363)
Auction rate securities	—	—	17,477	(1,748)	17,477	(1,748)
Municipal bonds	10,437	(12)	—	—	10,437	(12)
U.S. government agency	5,772	(12)	—	—	5,772	(12)
Asset-backed securities	4,539	(5)	—	—	4,539	(5)
	$46,186	$(392)	$17,477	$(1,748)	$63,663	$(2,140)

The gross unrealized losses as of September 29, 2012 and December 31, 2011 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at September 29, 2012 (in thousands):

	Cost	Fair Value
Due in one year or less	$115,773	$115,842
Due after one year through ten years	85,140	85,519
Due after ten years	30,355	29,248
	$231,268	$230,609

4. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations in the normal course of its business, including through its Credit Facilities. The interest payments on the facility are calculated using a variable-rate of interest. The Company has entered into an interest rate swap agreement with a notional value of $100 million (equal to the full amount borrowed under the Term Loan Facility) and, effectively, converted the LIBOR portion of the variable-rate interest payments to fixed-rate interest payments through July 2017 (the maturity date of the Term Loan Facility). The Company’s objective is to offset increases and decreases in expenses resulting from changes in interest rates with gains and losses on the derivative contract, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative purposes.

The Company’s previous swap agreement with a notional value of $50.1 million was terminated on September 28, 2012 in connection with the Company’s purchase of its corporate headquarters facilities. See Note 8, Acquisitions, for additional information.

The Company’s interest rate swap agreement is designated and qualifies as a cash flow hedge. The effective portion of the gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is subsequently recognized in earnings when the hedged exposure affects earnings. Cash flows from derivatives are classified according to the nature of the cash receipt or payment in the Consolidated Statement of Cash Flows.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company estimates the fair values of derivatives based on quoted prices and market observable data of similar instruments. If the Term Loan Facility or the interest rate swap agreements is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination. The termination of the Company’s swap agreement with a notional value of $50.1 million resulted in its remaining fair value of $0.9 million that was previously recorded in accumulated other comprehensive loss to be reclassified into earnings during the three months ended September 29, 2012.

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of September 29, 2012, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instruments consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	September 29, 2012	December 31, 2011
Interest rate swaps	Other non-current liabilities	$699	$1,998

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the:		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended			Three Months Ended
	September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Interest rate swaps	$(760)	$(66)	Rent expense	$(1,317)	$(481)

	Nine Months Ended			Nine Months Ended
	September 29, 2012	October 1, 2011		September 29, 2012	October 1, 2011
Interest rate swaps	$(898)	$(492)	Rent expense	$(2,197)	$(1,777)

The Company expects to reclassify $0.5 million of its interest rate swap losses included in accumulated other comprehensive loss as of September 29, 2012 into earnings in the next 12 months, which is offset by lower interest payments.

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

	Fair Value Measurements at September 29, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$54,619	$—	$—	$54,619
U.S. Treasury bills	15,999	—	—	15,999
Total cash equivalents	$70,618	$—	$—	$70,618

Short-term Investments:
Corporate bonds	$—	$63,149	$—	$63,149
Municipal bonds	—	30,010	—	30,010
U.S. government bonds	12,670	—	—	12,670
Asset-backed securities	—	11,997	—	11,997
Variable-rate demand notes	—	19,281	—	19,281
U.S. Treasury bills	8,499	—	—	8,499
International government bonds	—	2,967	—	2,967
Total short-term investments	$21,169	$127,404	$—	$148,573

Long-term Investments:
Auction rate securities	$—	$—	$11,418	$11,418
Total long-term investments	$—	$—	$11,418	$11,418

Total	$91,787	$127,404	$11,418	$230,609

Liabilities:
Derivative instruments	$—	$699	$—	$699
Contingent consideration	—	—	4,004	4,004
Total	$—	$699	$4,004	$4,703

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s derivative instruments are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include quoted interest swap rates and market observable data of similar instruments. The Company’s contingent consideration is valued using a probability weighted discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for outcomes if milestone goals are achieved, the probability of achieving each outcome and discount rates.

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at September 29, 2012 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$11,418	Discounted cash flow	Estimated yield	1.25%

		Expected holding period	10 years

		Estimated discount rate	2.74%

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

Contingent consideration

Fair Value at September 29, 2012 (000s)	Valuation Technique	Unobservable Input	Weighted- Average	Range
$4,004	Probability weighted discounted cash flow	Estimated outcomes if milestone goals are achieved	$4.2 million	$0.1 million - $7.6 million

		Estimated probability of achieving each outcome	15%	3% - 33%

		Estimated discount rate	5.15%	n/a

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company has followed an established internal control procedure used in valuing contingent consideration. The valuation of contingent consideration is based on a weighted-average discounted cash flows model. The model relies primarily on estimates of outcomes if milestones are achieved, the probability of achieving each outcome and discount rates. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company’s sales, marketing and finance departments.

Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected outcomes if milestone goals are achieved would be accompanied by a directionally similar change in fair value. A change in discount rate would be accompanied by a directionally opposite change in fair value.

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended September 29, 2012 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Nine Months Ended
Beginning balance	$11,028	$17,477
Settlements	—	(6,700)
Gains included in other comprehensive income	390	641
Balance at September 29, 2012	$11,418	$11,418

Liabilities

Contingent Consideration (1)	Three Months Ended	Nine Months Ended
Beginning balance	$—	$876
Issuances	4,004	4,004
Gain recognized in earnings (2)	—	(876)
Balance at September 29, 2012	$4,004	$4,004

(1)          In connection with the acquisition of Ember and ChipSensors, the Company recorded contingent consideration based upon the achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the discounted cash flow model are recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)          The Company reduced the estimated fair value of contingent consideration because certain milestone goals were not achieved.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Fair values of other financial instruments

The fair value of the Company’s Term Loan Facility approximates its carrying values due to the variable interest rate feature of this instrument. The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	September 29, 2012	December 31, 2011
Work in progress	$35,986	$28,023
Finished goods	6,537	6,755
	$42,523	$34,778

7. Separation Agreement

On March 1, 2012, the Company entered into a separation agreement with its former Chief Executive Officer (CEO), Necip Sayiner. Pursuant to the agreement, Mr. Sayiner agreed to continue to serve as CEO through April 18, 2012 and as a non-executive advisor through July 19, 2012. Upon his separation from the Company and execution of a release of claims, Mr. Sayiner received a severance package consisting of (a) accelerated vesting of certain restricted stock units (RSUs) and market stock units (MSUs) and the extension of the exercise period of certain stock options, (b) cash payments and (c) other benefits. The separation agreement resulted in a total expense of approximately $3.2 million, which was recognized over the service period in selling, general and administrative expenses.

8. Acquisitions

Ember

On July 3, 2012, the Company acquired Ember Corporation, a privately held company. Ember’s products integrate high-performance, low-power 2.4 GHz wireless ICs with reliable and scalable software into a flexible and robust networking platform.

The Company acquired Ember for approximately $79.0 million, including contingent consideration with an estimated fair value of $4.0 million at the date of acquisition. The contingent consideration is payable on a dollar for dollar basis to the extent that revenue of the acquired products exceeds $27.0 million over a one-year period from the beginning of the third fiscal quarter of 2012 through the end of the second fiscal quarter of 2013.

The Company recorded the purchase of Ember using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Ember’s operations will be included in the Company’s consolidated results of operations beginning on the date of the acquisition. Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company believes that this strategic acquisition provides it with the technology and software expertise required to enable the low-power mesh sensor networks being deployed today in a wide range of residential, commercial and industrial applications. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill was allocated to the Company’s operating segment and is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$14,810	Not amortized
Developed technology	17,800	11
Customer relationships	5,620	9
Trademarks	910	12
	39,140
Cash and cash equivalents	3,115
Accounts receivable	1,928
Inventories	4,749
Other current assets	324
Goodwill	14,580
Non-current deferred tax assets, net	16,530
Other non-current assets	1,776
Current liabilities	(3,171)
Total purchase price	$78,971

The allocation of the purchase price is preliminary and subject to change, primarily for income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

In-process research and development (IPR&D) represents acquired technology that had not achieved technological feasibility as of the acquisition date and had no alternative future use. The IPR&D recorded in connection with the acquisition of Ember consisted of a low-power RF transceiver. The fair value of this technology was determined using the income approach. The discount rate applicable to the cash flows was 12.5%. The remaining research and development efforts include additional design, integration and testing. The estimated cost to complete the IPR&D as of the acquisition date was approximately $11.2 million. Such costs have been consistent with the Company’s assumptions at the time of the acquisition. The Company does not expect the products derived from this technology to begin to contribute to revenues prior to fiscal 2013.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Corporate Headquarters Buildings

The Company leased facilities at 400 W. Cesar Chavez (“400 WCC”) and 200 W. Cesar Chavez (“200 WCC”) in Austin, Texas for its corporate headquarters. During the terms of the leases, the Company had options to purchase the buildings for approximately $44.3 million for 400 WCC and $50.1 million for 200 WCC. On September 28, 2012, the Company exercised such options and purchased the facilities.

The buildings are located on land which is leased through 2099 from a third party. The rents for these ground leases were prepaid for the term of the leases by the previous lessee. The first floor of each building was leased to the same third party for the term of the ground leases. The base rents for the first floor leases were prepaid to the previous owner of the buildings. Portions of the remaining floors were also leased to other tenants.

The Company determined that the purchase of the facilities represented a business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded at their fair values as of the date of the acquisition. The purchase price was allocated as follows (in thousands):

Amount
Buildings	$90,900
Leasehold interest in ground leases	23,840
Acquired unfavorable leases	(11,925)
Lease-related charges	(8)
Net gain on purchase	(8,457)
Total purchase price	$94,350

The buildings and leasehold interest in ground leases will be depreciated on a straight-line basis over their estimated useful lives of 40 years and 86 years, respectively. Acquired unfavorable leases represent the difference between contractual minimum rental payments due under previously-existing leases in each building and the market rates of those same leases. This amount was recorded in other non-current liabilities in the Condensed Consolidated Balance Sheet and will be amortized to rental income over the estimated terms of the leases.

The purchase of the facilities resulted in a net gain of approximately $8.5 million, which was recorded in selling, general and administrative expenses in the Condensed Consolidated Statement of Income. The gain resulted primarily because the assets acquired and liabilities assumed were recorded at their fair values as of the date of the acquisition, which was substantially higher than the purchase prices of the facilities. The purchase prices were fixed at the beginning of the two leases in March 2006 and March 2008. While market prices for such facilities increased over the terms of the leases, the purchase prices remained the same.

9. Stockholders’ Equity

Common Stock

The Company issued 1.1 million shares of common stock during the nine months ended September 29, 2012, net of 0.3 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Share Repurchase Programs

In April 2012, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s common stock through January 2013. In October 2011, the Board of Directors adopted a share repurchase program to repurchase up to $50 million of the Company’s common stock through April 2012. The Company’s repurchase program announced in July 2010, authorized the repurchase of up to $150 million of the Company’s common stock through 2011, and was completed in August 2011. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 1.5 million shares of its common stock for $53.1 million during the nine months ended September 29, 2012. The Company repurchased 3.2 million shares of its common stock for $110.0 million during the nine months ended October 1, 2011.

10. Stock-Based Compensation

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of revenues	$261	$335	$938	$1,015
Research and development	3,039	3,581	9,595	11,284
Selling, general and administrative	4,631	5,234	13,263	14,925
	7,931	9,150	23,796	27,224
Income tax benefit	988	880	4,199	2,695
	$6,943	$8,270	$19,597	$24,529

The Company recorded $0.5 million and $1.9 million in selling, general and administrative expense during the three and nine months ended September 29, 2012, respectively, in connection with modifications to certain stock awards. The Company accelerated the vesting of certain RSUs and MSUs and extended the exercise period of stock options pursuant to a separation agreement between the Company and its former CEO. Stock compensation for the nine months ended September 29, 2012 included the reversal of previously recognized stock compensation for the modified awards.

The Company had approximately $47.6 million of total unrecognized compensation costs related to stock options and stock awards at September 29, 2012 that are expected to be recognized over a weighted-average period of 2.1 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.  Debt

On July 31, 2012, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a $230 million five-year Credit Agreement (the “Agreement”). The Agreement consists of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility (collectively, the “Credit Facilities”).

The Term Loan Facility provides for quarterly principal amortization (equal to 5% of the principal in each of the first two years and 10% of the principal in each of the next three years) with the remaining balance payable upon the maturity date. The Revolving Credit Facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company has an option to increase the size of the Revolving Credit Facility by up to an aggregate of $50 million in additional commitments, subject to certain conditions. On September 27, 2012, the Company borrowed $100 million under the Term Loan Facility. To date, the Company has not borrowed under the Revolving Credit Facility.

The Term Loan Facility and Revolving Credit Facility, other than swingline loans, will bear interest at LIBOR plus an applicable margin or, at the option of the Company, a base rate (defined as the highest of the Bank of America prime rate, the Federal Funds rate plus 0.50% and a daily rate equal to one-month LIBOR plus 1.00%) plus an applicable margin. Swingline loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. The applicable margins for the LIBOR rate loans range from 1.50% to 2.50% and for base rate loans range from 0.50% to 1.50%, depending in each case, on the leverage ratio as defined in the Agreement. The Company also pays a commitment fee on the unused amount of commitments.

In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of September 29, 2012, the Company was in compliance with all covenants of the Credit Facilities.

The contractual fiscal year maturities of the Term Loan Facility are as follows (in thousands):

Fiscal Year
2013	$5,000
2014	7,500
2015	10,000
2016	10,000
2017	67,500
Total	$100,000

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of September 29, 2012, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 4, Derivative Financial Instruments, for additional information.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12.  Commitments and Contingencies

Patent Litigation

On May 13, 2012, MaxLinear, Inc., a Delaware corporation, filed a lawsuit against the Company in the United States District Court in the Southern District of California, San Diego Division, seeking a declaratory judgment that MaxLinear products do not infringe 19 Silicon Laboratories’ patents and that such patents are invalid. The Company responded and filed claims accusing MaxLinear of infringing 6 Silicon Laboratories’ patents, including 5 of the named 19 Company patents and an additional patent.  On September 14, 2012, a preliminary injunction motion was filed by the Company seeking to enjoin MaxLinear from infringing U.S. Patent 7,200,364 by making, using, offering to sell, selling or importing the MxL601 Hybrid Tuner in the U.S. or inducing others to make, use, offer to sell, sell, or import the MxL601 or devices incorporating the MxL601 in the U.S.  The Company also has asked the Court for a permanent injunction stopping the sale of all allegedly infringing MaxLinear products.

On July 30, 2012, the Company further filed a complaint for declaratory judgment against MaxLinear in United States District Court for the Western District of Texas, Austin Division. The Company is seeking an order that MaxLinear’s United States Patent Nos. 7,362,178, 7,778,613 and 8,198,940 are invalid, and that the Company’s products do not infringe such patents.

On July 17, 2012, the Company additionally filed a lawsuit against MaxLinear in the United States District Court in the Southern District of California, San Diego Division, alleging infringement of an additional Company patent, U.S. Patent 7,035,607 related to RF design.  On August 6, 2012, MaxLinear counterclaimed alleging infringement of the three patents in the Texas litigation by a variety of the Company’s RF and mixed signal products.

At this time, the Company cannot predict the outcome of these matters or the resulting financial impact to it, if any.

Other

The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its consolidated financial statements.

13. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $17.1 million and $3.0 million for the three months ended September 29, 2012 and October 1, 2011, respectively, resulting in effective tax rates of 63.0% and 20.9%, respectively. Income tax expense was $17.1 million and $13.9 million for the nine months ended September 29, 2012 and October 1, 2011, respectively, resulting in effective tax rates of 27.6% and 38.0%, respectively. The effective tax rate for the three months ended September 29, 2012 increased from the prior period, primarily due to the current period tax charge related to the intercompany license of certain technology associated with the acquisition of Ember, as well as the non-renewal of the federal research and development tax credit.  The effective tax rate for the nine months ended September 29, 2012 decreased from the prior period, primarily due to the release of prior year unrecognized tax benefits that were determined to be effectively settled during the current period along with one-time nondeductible costs associated with the acquisition of Spectra Linear in 2011.  The impact of these items was partially offset by the non-renewal of the federal research and development tax credit.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

At September 29, 2012, the Company had gross unrecognized tax benefits of $4.3 million, $4.1 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had a net decrease of $6.9 million during the nine months ended September 29, 2012, which was comprised of (a) a gross decrease of $8.4 million to its prior year unrecognized tax benefits related to an uncertain tax position that was determined to be effectively settled, a portion of which represented a foreign currency remeasurement adjustment and was recognized in other income (expense), net, and (b) a gross increase of $1.5 million to its current year unrecognized tax benefits.

The tax years 2005 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company’s 2010 federal income tax return is under examination by the U.S. Internal Revenue Service. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or results of operations.  The Company is not currently under audit in any other major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2012 will have 52 weeks and fiscal 2011 had 52 weeks. Our third quarter of fiscal 2012 ended September 29, 2012. Our third quarter of fiscal 2011 ended October 1, 2011.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in a broad range of applications in a variety of markets, including communications, consumer, industrial and automotive. Our major customers include Cisco, Huawei, LG Electronics, Pace, Panasonic, Samsung, Sony, Technicolor, Varian Medical Systems and ZTE.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

•                  Broad-based products, which include our microcontrollers, wireless transceivers and System-on-Chips (SoCs), timing products (clocks and oscillators), power and isolation devices, and touch controllers;

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. On July 3, 2012, we acquired Ember Corporation, a privately held company. Ember’s products integrate high-performance, low-power 2.4 GHz wireless ICs with reliable and scalable software into a flexible and robust networking platform. We believe that this strategic acquisition provides us with the technology and software expertise required to enable the low-power mesh sensor networks being deployed today in a wide range of residential, commercial and industrial applications.

In the first nine months of fiscal 2012, we introduced the Precision32™ 32-bit mixed-signal microcontroller family, based on a patented architecture that provides customers with flexibility, performance and low power. We also introduced a family of digital isolators that are drop-in replacements for optocouplers, high-performance 8-bit microcontrollers featuring an integrated temperature sensor with best-in-class accuracy, two next-generation EZRadio® wireless ICs designed to simplify the addition of high-performance wireless connectivity to cost-sensitive embedded applications, advanced AM/FM receivers tuned for the high-end consumer and professional audio equipment market, a family of TV tuners offering both best-in-class RF performance and support for all worldwide TV standards, a multimedia demodulator that merges all digital video broadcast (DVB) standards into a single-chip solution, isolated analog-to-digital (ADC) converters designed specifically for the demands of mains line monitoring, a single-port PoE controller that brings “plug-and-play” simplicity to embedded power sourcing equipment (PSE) designs, high performance, low power sub-GHz transceivers designed to maximize range and battery life for wireless systems, ultra-small and low power customizable clock generators ideal for space-limited, cost-sensitive embedded and consumer electronics and the expansion of our clocking solutions to address the stringent specifications of the PCI Express (PCIe) Generation 1/2/3 standards. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the nine months ended September 29, 2012, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the nine months ended September 29, 2012. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended September 29, 2012.

The percentage of our revenues derived from outside of the United States was 89% during the nine months ended September 29, 2012.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Because many of our ICs are designed for use in consumer products such as televisions, set-top boxes, radios and mobile handsets, we expect that the demand for our products will be typically subject to some degree of seasonal demand. However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

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

Research and Development.  Research and development expense consists primarily of personnel-related expenses, including stock-based compensation, as well as new product mask, external consulting and services costs, equipment tooling, equipment depreciation, amortization of intangible assets, and an allocated portion of our occupancy costs. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

Selling, General and Administrative.  Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation, as well as an allocated portion of our occupancy costs, sales commissions to independent sales representatives, applications engineering support, professional fees, legal fees and promotional and marketing expenses.

Interest Income.  Interest income reflects interest earned on our cash, cash equivalents and investment balances.

Interest Expense.  Interest expense consists of interest on our short and long-term obligations, including our Credit Facilities.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.1	38.8	40.5	39.4
Gross margin	57.9	61.2	59.5	60.6

Operating expenses:
Research and development	23.3	26.6	24.8	27.7
Selling, general and administrative	16.4	22.9	20.0	23.4
Operating expenses	39.7	49.5	44.8	51.1
Operating income	18.2	11.7	14.7	9.5

Other income (expense):
Interest income	0.2	0.4	0.3	0.4
Interest expense	(0.2)	0.0	(0.1)	0.0
Other income (expense), net	(0.1)	(0.1)	0.2	0.1
Income before income taxes	18.1	12.0	15.1	10.0
Provision for income taxes	11.4	2.5	4.2	3.8
Net income	6.7%	9.5%	10.9%	6.2%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	Change	% Change	September 29, 2012	October 1, 2011	Change	% Change
Revenues	$149.5	$119.1	$30.4	25.5%	$410.8	$364.9	$45.9	12.6%

The growth in revenues in the recent three and nine month periods was due primarily to increases in market share and product revenues from the acquisition of Ember in July 2012. Unit volumes of our products increased compared to the three and nine months ended October 1, 2011 by 20.2% and 15.6%, respectively. Average selling prices increased compared to the three months ended October 1, 2011 by 4.3%. Average selling prices decreased compared to the nine months ended October 1, 2011 by 2.7%. The average selling prices of our products may fluctuate significantly from period to period.  In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended				Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	Change	% Change	September 29, 2012	October 1, 2011	Change	% Change
Gross margin	$86.5	$72.9	$13.6	18.7%	$244.4	$221.3	$23.1	10.5%
Percent of revenues	57.9%	61.2%			59.5%	60.6%

The increase in the dollar amount of gross margin in the recent three and nine month periods was primarily due to our increased sales, offset in part by increases in acquisition-related charges. The decrease in gross margin as a percent of revenue in the recent three month period was primarily due to charges related to the acquisition of Ember.

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

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	Change	% Change	September 29, 2012	October 1, 2011	Change	% Change
Research and development	$34.8	$31.7	$3.1	9.6%	$101.9	$101.2	$0.7	0.7%
Percent of revenues	23.3%	26.6%			24.8%	27.7%

The increase in research and development expense in the recent three and nine month periods was principally due to increases of $2.3 million and $1.1 million for personnel-related expenses, respectively, including personnel costs associated with the acquisition of Ember. The decrease in research and development expense as a percent of revenues in the recent periods is due to our increased revenues. We expect that research and development expense will increase in absolute dollars in the fourth quarter of 2012.

Recent development projects include a family of digital isolators that are drop-in replacements for optocouplers, high-performance 8-bit microcontrollers featuring an integrated temperature sensor with best-in-class accuracy, two next-generation EZRadio wireless ICs designed to simplify the addition of high-performance wireless connectivity to cost-sensitive embedded applications, advanced AM/FM receivers tuned for the high-end consumer and professional audio equipment market, a family of TV tuners offering both best-in-class RF performance and support for all worldwide TV standards, a multimedia demodulator that merges all DVB standards into a single-chip solution, isolated ADC converters designed specifically for the demands of mains line monitoring, a single-port PoE controller that brings “plug-and-play” simplicity to embedded PSE designs, the Precision32 32-bit mixed-signal microcontroller family, high performance, low power sub-GHz transceivers designed to maximize range and battery life for wireless systems, ultra-small and low power customizable clock generators ideal for space-limited, cost-sensitive embedded and consumer electronics, the expansion of our clocking solutions to address the stringent specifications of the PCIe Generation 1/2/3 standards, energy-efficient microcontroller and wireless microcontroller solutions for power-sensitive embedded applications and high-performance receivers ideal for multi-tuner car radio systems with HD Radio technology.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	Change	% Change	September 29, 2012	October 1, 2011	Change	% Change
Selling, general and administrative	$24.5	$27.3	$(2.8)	(10.1)%	$82.1	$85.2	$(3.1)	(3.6)%
Percent of revenues	16.4%	22.9%			20.0%	23.4%

The decrease in selling, general and administrative expense in the recent three and nine month periods was principally due to a net gain of $8.5 million from the purchase of our headquarters in September 2012. The decrease in the recent three month period was offset in part by increases of (a) $3.5 million for personnel-related expenses, including personnel costs associated with the acquisition of Ember and severance related to a separation agreement between us and our former CEO, with no such costs in the prior period, and (b) $0.5 million for legal fees, primarily related to litigation and acquisition-related costs. The decrease in the recent nine month period was offset in part by increases of (a) $2.5 million for personnel-related expenses, including severance for our former CEO in the recent period offset in part by one-time personnel-related expenses associated with the acquisition of Spectra Linear in the prior period, and (b) $1.1 million for legal fees. The decrease in selling, general and administrative expense as a percent of revenues in the recent periods also reflects our increased revenues. Excluding the net gain of $8.5 million that resulted from the purchase of our headquarters in the third quarter of 2012, we expect that selling, general and administrative expense will remain stable in absolute dollars in the fourth quarter of 2012.

Interest Income

Interest income for the three and nine months ended September 29, 2012 was $0.2 million and $1.1 million, respectively, compared to $0.4 million and $1.4 million for the three and nine months ended October 1, 2011, respectively.

Interest Expense

Interest expense for the three and nine months ended September 29, 2012 was $0.2 million and $0.3 million, respectively, compared to $4 thousand and $14 thousand for the three and nine months ended October 1, 2011, respectively.  The increase in the recent periods is principally due to interest on our Term Loan Facility.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 29, 2012 was $(0.2) million and $0.8 million, respectively, compared to $(0.1) million and $0.3 million for the three and nine months ended October 1, 2011, respectively. The increase in other income (expense), net in the recent nine month period was primarily due to the reversal of unrealized foreign currency losses in connection with the release of prior year unrecognized tax benefits.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2012	October 1, 2011	Change	September 29, 2012	October 1, 2011	Change
Provision for income taxes	$17.1	$3.0	$14.1	$17.1	$13.9	$3.2
Effective tax rate	63.0%	20.9%		27.6%	38.0%

The effective tax rate for the three months ended September 29, 2012 increased from the prior period, primarily due to the current period tax charge related to the intercompany license of certain technology associated with the acquisition of Ember, as well as the non-renewal of the federal research and development tax credit.  The effective tax rate for the nine months ended September 29, 2012 decreased from the prior period, primarily due to the release of prior year unrecognized tax benefits that were determined to be effectively settled during the current period along with one-time nondeductible costs associated with the acquisition of Spectra Linear in 2011.  The impact of these items was partially offset by the non-renewal of the federal research and development tax credit.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the fourth quarter of fiscal 2012 to be in the range of $145 to $150 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.38 to $0.43.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 29, 2012 consisted of $274.1 million in cash, cash equivalents and short-term investments, of which approximately $94.1 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consist of corporate bonds, money market funds, municipal bonds, U.S. Treasury bills, variable-rate demand notes, U.S. government bonds, asset-backed securities and international government bonds.

Our long-term investments consist of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of September 29, 2012, we held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $84.3 million during the nine months ended September 29, 2012, compared to net cash provided of $65.6 million during the nine months ended October 1, 2011. Operating cash flows during the nine months ended September 29, 2012 reflect our net income of $44.9 million, adjustments of $41.4 million for depreciation, gains on the purchase of property and equipment, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $2.0 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $75.7 million at September 29, 2012 from $55.4 million at December 31, 2011. The increase in accounts receivable resulted primarily from an increase in shipments during the quarter ended September 29, 2012 compared to the last quarter of fiscal 2011. Our average days sales outstanding (DSO) was 46 days at September 29, 2012 and 39 days at December 31, 2011.

Inventory increased to $42.5 million at September 29, 2012 from $34.8 million at December 31, 2011. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 61 days at September 29, 2012 and 63 days at December 31, 2011.

Net cash used in investing activities was $106.6 million during the nine months ended September 29, 2012, compared to net cash provided of $16.9 million during the nine months ended October 1, 2011. The increase in cash outflows was principally due to increases of $92.2 million for purchases of property and equipment and $44.6 million in net payments for the acquisition of businesses, offset by an increase of $18.7 million from net proceeds from sales and maturities of marketable securities. On July 3, 2012, we acquired Ember, a privately held company, for approximately $79.0 million, including contingent consideration with an estimated fair value of $4.0 million at the date of acquisition. On September 28, 2012, we purchased our corporate headquarters facilities. See Note 8, Acquisitions, for additional information.

We anticipate capital expenditures of approximately $10 to $14 million for fiscal 2012 (excluding the amount we paid to purchase our headquarters facilities). Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $52.8 million during the nine months ended September 29, 2012, compared to net cash used of $112.8 million during the nine months ended October 1, 2011. The increase in cash inflows was principally due from net proceeds of $98.3 million from the issuance of long-term debt and outflows declining $59.0 million for repurchases of our common stock. In April 2012, our Board of Directors authorized a program to repurchase up to $100 million of our common stock through January 2013.

Debt

On July 31, 2012, we entered into a $230 million five-year Credit Agreement (the “Agreement”). The Agreement consists of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility.

The Term Loan Facility provides for quarterly principal amortization (equal to 5% of the principal in each of the first two years and 10% of the principal in each of the next three years) with the remaining balance payable upon the maturity date. The Revolving Credit Facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. We have an option to increase the size of the Revolving Credit Facility by up to an aggregate of $50 million in additional commitments, subject to certain conditions. On September 27, 2012, we borrowed $100 million under the Term Loan Facility. To date, we have not borrowed under the Revolving Credit Facility.

The Term Loan Facility and Revolving Credit Facility, other than swingline loans, will bear interest at LIBOR plus an applicable margin or, at our option, a base rate (defined as the highest of the Bank of America prime rate, the Federal Funds rate plus 0.50% and a daily rate equal to one-month LIBOR plus 1.00%) plus an applicable margin. Swingline loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. The applicable margins for the LIBOR rate loans range from 1.50% to 2.50% and for base rate loans range from 0.50% to 1.50%, depending in each case, on the leverage ratio as defined in the Agreement. We also pay a commitment fee on the unused amount of commitments.

In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of September 29, 2012, the Company was in compliance with all covenants of the Credit Facilities. See Note 11, Debt, to the Condensed Consolidated Financial Statements for additional information.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, investments and credit under our Credit Facilities are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

Stock-based compensation — We recognize the fair-value of stock-based compensation transactions in the Consolidated Statement of Income. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance award grants is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and Employee Stock Purchase Plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 10, Stock-Based Compensation, to the Condensed Consolidated Financial Statements for additional information.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial statements.

In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of September 29, 2012 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of September 29, 2012 would decrease our annual interest income by approximately $1.2 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facilities. The interest payments on the facility are calculated using a variable-rate of interest. We have entered into an interest rate swap agreement with a notional value of $100 million (equal to the full amount borrowed under the Term Loan Facility) and, effectively, converted the variable-rate interest payments on the Term Loan Facility to fixed-rate interest payments through July 2017.

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of September 29, 2012, we held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 29, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended September 29, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Patent Litigation

On May 13, 2012, MaxLinear, Inc., a Delaware corporation, filed a lawsuit against us in the United States District Court in the Southern District of California, San Diego Division, seeking a declaratory judgment that MaxLinear products do not infringe 19 Silicon Laboratories’ patents and that such patents are invalid.  We responded and filed claims accusing MaxLinear of infringing 6 Silicon Laboratories’ patents, including 5 of our named 19 patents and an additional patent.  On September 14, 2012, a preliminary injunction motion was filed by us seeking to enjoin MaxLinear from infringing U.S. Patent 7,200,364 by making, using, offering to sell, selling or importing the MxL601 Hybrid Tuner in the U.S. or inducing others to make, use, offer to sell, sell, or import the MxL601 or devices incorporating the MxL601 in the U.S.  We also have asked the Court for a permanent injunction stopping the sale of all allegedly infringing MaxLinear products.

On July 30, 2012, we further filed a complaint for declaratory judgment against MaxLinear in United States District Court for the Western District of Texas, Austin Division. We are seeking an order that MaxLinear’s United States Patent Nos. 7,362,178, 7,778,613 and 8,198,940 are invalid, and that our products do not infringe such patents.

On July 17, 2012, we additionally filed a lawsuit against MaxLinear in the United States District Court in the Southern District of California, San Diego Division, alleging infringement of an additional Silicon Laboratories’ patent, U.S. Patent 7,035,607 related to RF design. On August 6, 2012, MaxLinear counterclaimed alleging infringement of the three patents in the Texas litigation by a variety of our RF and mixed signal products.

At this time, we cannot predict the outcome of these matters or the resulting financial impact to us, if any.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended September 29, 2012 was $101.9 million, or 24.8% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the nine months ended September 29, 2012, our ten largest customers accounted for 43% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 89% during the nine months ended September 29, 2012. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

Our debt could adversely affect our operations and financial condition

We believe we have the ability to service our debt under our credit facilities, but our ability to make the required payments thereunder when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and other factors affecting our operations, including risk factors described under this Item 1A, many of which are beyond our control. Our credit facilities also contain covenants, including financial covenants. If we breach any of the covenants under our credit facilities and do not obtain appropriate waivers, then, subject to any applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.

We could seek to raise additional debt or equity capital in the future, but additional capital may not be available on terms acceptable to us, or at all

We believe that our existing cash, cash equivalents, investments and credit under our credit facilities will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, our ability to borrow further under the credit facilities is dependent upon our ability to satisfy various conditions, covenants and representations. It is possible that we may need to raise additional funds to finance our activities or to facilitate acquisitions of other businesses, products, intellectual property or technologies. We believe we could raise these funds, if needed, by selling equity or debt securities to the public or to selected investors. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. However, we may not be able to obtain additional funds on favorable terms, or at all. If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.

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

Customer demands and new regulations related to conflict-free minerals may adversely affect us

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.

The following table summarizes repurchases of our common stock during the three months ended September 29, 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 — July 28, 2012	308	$36.54	308	$50,000

July 29, 2012 — August 25, 2012	27	$36.56	27	$48,989

August 26, 2012 — September 29, 2012	59	$36.25	59	$46,860
Total	394	$36.50	394

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

10.1*

Credit Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Bank of America, N.A., Wells Fargo Bank, National Association, and Regions Bank (filed as Exhibit 10.1 to the Form 8-K filed August 1, 2012).

10.2*

Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as “Obligors” (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

October 24, 2012	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

October 24, 2012	/s/ Paul V. Walsh, Jr.

Date	Paul V. Walsh, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)