Form 10-K
period 2012-12-29
SILICON LABORATORIES INC
filed 2013-02-01
CIK 1038074

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 29, 2012) was $1,509,894,751 (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 41,971,094 shares of the registrant's common stock issued and outstanding as of January 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Part I

Item 1.    Business

General

        Silicon Laboratories Inc. designs and develops proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including communications, consumer, industrial and automotive.

        Our world-class, mixed-signal ICs leverage standard complementary metal oxide semiconductor (CMOS), a low cost, widely available process technology. This enables smaller, more cost effective solutions. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products that are highly integrated, simplifying our customers' designs and improving their time-to-market.

Industry Background

        The pervasiveness of connectivity and the explosion in mobile computing is driving semiconductor consumption. Intelligence is being added to electronic systems to enable remote monitoring, power efficiency and an improved user experience. This in turn is increasing the demand for bandwidth, requiring more infrastructure to support higher performance networks. The nearly ubiquitous availability of Internet access, the increasing intelligence of electronic devices and mobility are enabling what is called the Internet of Things, a term that describes the exponential increase in IP-enabled devices connected to the Internet.

        These trends are requiring more and more interaction between the analog world we live in and the digital world of computing, and therefore require analog-intensive, mixed-signal circuits. Traditional mixed-signal designs relied upon solutions built with numerous, complex discrete analog and digital components. While these traditional designs provide the required functionality, they are often inefficient and inadequate for use in markets where size, cost, power consumption and performance are increasingly important product differentiators. In order to improve their competitive position, electronics manufacturers need to reduce the cost and complexity of their systems and enable new features or functionality to differentiate themselves from their competitors.

        Simultaneously, these manufacturers face accelerating time-to-market demands and must be able to rapidly adapt to evolving industry standards and new technologies. Because analog-intensive, mixed-signal IC design expertise is difficult to find, these manufacturers increasingly are turning to third parties, like us, to provide advanced mixed-signal solutions. Mixed-signal design requires specific expertise and relies on creative, experienced engineers to deliver solutions that optimize speed, power and performance, despite the noisy digital environment, and within the constraints of standard manufacturing processes. The development of this design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

        Many IC providers lack sufficient analog expertise to develop compelling mixed-signal ICs. As a result, manufacturers of electronic devices value IC providers that can supply them with mixed-signal solutions with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

Products

        We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications including portable devices, AM/FM radios and other consumer electronics, networking equipment, test and measurement equipment, industrial monitoring and control, and customer premises equipment. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competing products into a single chip or chipset. By doing so, we are able to create products that, when compared to many competing products:

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

        We group our products into the following categories:

  •
  Broad-based products, which include our microcontrollers, timing products (clocks and oscillators), power and isolation devices, and touch controllers;

  •
  Broadcast products, which include our broadcast audio and video products;

  •
  Access products, which include our Voice over IP (VoIP) products, embedded modems and our Power over Ethernet (PoE) devices; and

  •
  Mature products, which include certain devices that are at the end of their respective life cycles and therefore receive minimal or no continued research and development investment.

        The following table summarizes the diverse product areas and applications for the various ICs that we have introduced to customers:

Product Areas and Description	Applications
Broad-based Products
Microcontrollers

We offer a family of products ideal for embedded systems that include, 8-bit mixed-signal microcontrollers, 32-bit wireless MCUs acquired in 2012, ultra low power 32-bit MCUs introduced in 2012 as well as peripheral devices such as our EZRadio® family of fully integrated, low power transceivers. These products generally integrate intelligent data capture, high performance processing, and communication interfaces in a single system on a chip. This family of products addresses a variety of end-markets, including the automotive, communications, consumer, industrial, medical and power management markets.

•

Industrial automation and control

•

Home automation

•

Automotive sensors and controls

•

Medical instrumentation

•

Electronic test and measurement equipment

•

Consumer electronics

•

Computer peripherals

•

White goods

•

Smart metering

•

Remote controls

Product Areas and Description	Applications
Timing Devices

Leveraging our patented DSPLL® and MultiSynth technologies to offer frequency agile, extremely low jitter clock and oscillator products, our devices replace traditional solutions implemented using expensive, bulky modules, numerous crystal sources, complicated discrete circuitry requiring numerous components, or hybrid IC/discrete solutions that offer limited functionality.

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

• Switch mode power supplies • Isolated analog data acquisition • Industrial networking • Motor control • Isolated DC-DC supplies • Electronic ballasts for lighting
Sensors

Our sensor products include touch controllers, proximity sensors, ambient light sensors and RH/humidity sensors. These devices leverage our mixed-signal capability to provide high accuracy, quicker response time and lower power consumption than competing parts. These products are in the early stages of customer adoption.

• Smart home applications • Industrial controls • Toys and consumer electronics • Monitors and lavatory controls
Broadcast Products
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
ProSLIC® Subscriber Line Interface Circuits for VoIP

Our ProSLIC provides the analog subscriber line interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Our ProSLIC product family has offerings for short-haul applications suitable for the customer premises as well as long-haul applications suitable for the traditional telephone company central office.

• Voice over broadband modems and terminal adapters • VoIP residential gateways • Wireless local loop remote access systems • PBXs • Wired long loop and central office systems
ISOmodem® Embedded Modems

The ISOmodem embedded modems leverage innovative silicon direct access arrangement (DAA) technology and a digital signal processor to deliver a globally compliant, very small analog modem for embedded applications.

• Set-top and digital cable boxes • Fax machines and multi-function printers • Industrial monitoring • Postage meters • Security systems • Remote medical monitoring • Point of sale (POS) terminals
Power over Ethernet

Our Power over Ethernet (PoE) power source equipment and powered device ICs offer highly differentiated solutions with a reduced total bill of materials (BOM) and improved performance and reliability. Our solutions also offer an integration level that enables functionality not available with competing solutions.

• Networking routers and switches • Wireless access points (WAP) • VoIP phones • Radio frequency identification (RFID) tag readers • POS terminals • Security cameras

        During fiscal 2012, 2011 and 2010, sales of our mixed-signal products accounted for substantially all of our revenue.

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

        Two of our distributors, Edom Technology and Avnet, represented 22% and 11% of our revenues during fiscal 2012, respectively. No other distributor accounted for 10% or more of revenues for fiscal 2012.

        During fiscal 2012, our ten largest end customers accounted for 43% of our revenues. We had one customer, Samsung, whose purchases across a variety of product areas represented 19% of our revenues during this period. Our major customers include Cisco, Huawei, LG Electronics, Pace, Panasonic, Sagem, Samsung, Technicolor, Varian Medical Systems and ZTE.

        We maintain numerous sales offices in North America, Europe and Asia. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 88% in fiscal 2012. For further information regarding our revenues and long-lived assets by geographic area, see Note 18, Segment Information, to the Consolidated Financial Statements.

        Our direct sales force is comprised of a number of sales professionals who possess varied levels of responsibility and experience, including directors, country managers, regional sales managers, district sales managers, strategic account managers, field sales engineers and sales representatives. We also utilize independent sales representatives and distributors to generate sales of our products. We have relationships with many independent sales representatives and distributors worldwide whom we have selected based on their understanding of the mixed-signal IC marketplace and their ability to provide effective field sales applications support for our products.

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

        Research and development expenses were $138.0 million, $136.0 million and $123.8 million in fiscal 2012, 2011 and 2010, respectively.

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

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2012, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2013.

Backlog

        As of December 29, 2012, our backlog was approximately $105.8 million, compared to approximately $83.3 million as of December 31, 2011. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Shipments to distributors are not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

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

        Due to our diversified product portfolio and the numerous markets and applications we serve, we target a relatively large number of competitors. We compete with Analog Devices, Atmel, Conexant, Cypress, Epson, Freescale, IDT, Lantiq, Maxim Integrated Products, MaxLinear, Microchip, Microsemi, NXP Semiconductors, Renesas, Sony Semiconductor, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products that could eliminate the need for our ICs.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 29, 2012, we had approximately 1,280 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

        Our licenses include industry standard licenses with our vendors, such as wafer fabrication tool libraries, third-party core libraries, computer-aided design applications and business software applications.

Employees

        As of December 29, 2012, we employed 997 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

        Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2012 was $138.0 million, or 24.5% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2012, our ten largest customers accounted for 43% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

        We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 88% during fiscal 2012. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

Our products incorporate technology licensed from third parties

        We incorporate technology (including software) licensed from third parties in our products. We could be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology. Although a third-party licensor is typically obligated to indemnify us if the licensed technology infringes on another party's intellectual property rights, such indemnification is typically limited in amount and may be worthless if the licensor becomes insolvent. See Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business. Furthermore, any failure of third-party technology to perform properly would adversely affect sales of our products incorporating such technology.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

        The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Atmel, Conexant, Cypress, Epson, Freescale, IDT, Lantiq, Maxim Integrated Products, MaxLinear, Microchip, Microsemi, NXP Semiconductors, Renesas, Sony Semiconductor, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

We may be subject to information technology failures that could damage our reputation, business operations and financial condition

        We rely on information technology for the effective operation of our business. Our systems are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, cyber attacks, sabotage, vandalism, or similar events or disruptions. Our security measures may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation. In addition, our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our business and operating results.

        Third parties with which we conduct business, such as foundries, assembly and test contractors, and distributors, have access to certain portions of our sensitive data. In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our business, operations and financial results.

Customer demands and new regulations related to conflict-free minerals may adversely affect us

        The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. When these new requirements are implemented, they could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we purchased in 2012, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 139,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, China, France, Germany, Hungary, India, Ireland, Italy, Japan, South Korea, Singapore, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.    Legal Proceedings

Patent Litigation

        On May 13, 2012, MaxLinear, Inc., a Delaware corporation, filed a lawsuit against us in the United States District Court in the Southern District of California, San Diego Division, seeking a declaratory judgment that MaxLinear products do not infringe 19 Silicon Laboratories' patents and that such patents are invalid. We responded and filed claims accusing MaxLinear of infringing 6 Silicon Laboratories' patents, including 5 of our named 19 patents and an additional patent. On December 12, 2012, the Court granted a request by us to add additional allegations of patent infringement to the case, such that we are presently accusing MaxLinear of infringing 9 patents in this litigation. We have asked the Court for a permanent injunction stopping the sale of all allegedly infringing MaxLinear products.

        On July 30, 2012, we further filed a complaint for declaratory judgment against MaxLinear in United States District Court for the Western District of Texas, Austin Division. We are seeking an order that MaxLinear's United States Patent Nos. 7,362,178, 7,778,613 and 8,198,940 are invalid, and that our products do not infringe such patents.

        On July 17, 2012, we additionally filed a lawsuit against MaxLinear in the United States District Court in the Southern District of California, San Diego Division, alleging infringement of an additional Silicon Laboratories' patent, U.S. Patent 7,035,607 related to RF design. On August 6, 2012, MaxLinear counterclaimed alleging infringement of the three patents in the Texas litigation by a variety of our RF and mixed signal products.

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

Item 4.    Mine Safety Disclosures

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 22, 2013, there were 111 holders of record of our common stock.

	High	Low
Fiscal Year 2011
First Quarter	$50.27	$41.48
Second Quarter	46.28	37.56
Third Quarter	42.88	30.36
Fourth Quarter	45.10	31.92
Fiscal Year 2012
First Quarter	$48.50	$41.07
Second Quarter	43.42	32.00
Third Quarter	40.35	34.55
Fourth Quarter	42.98	35.00

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Stock Performance Graph

        The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in Silicon Laboratories Inc. common stock, the NASDAQ Composite Index, the NASDAQ Electronic Components Index and the PHLX Semiconductor Index.

Company / Index	12/29/07	01/03/09	01/02/10	01/01/11	12/31/11	12/29/12
Silicon Laboratories Inc.	$100.00	$67.85	$128.43	$122.17	$115.26	$110.14
NASDAQ Composite	$100.00	$59.10	$85.37	$100.36	$99.20	$111.43
NASDAQ Electronic Components	$100.00	$51.09	$83.22	$94.75	$85.28	$84.18
PHLX Semiconductor Index	$100.00	$55.67	$90.11	$101.14	$99.73	$118.70

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on December 29, 2007, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(3)
With respect to the industry index, we have changed from the NASDAQ Electronics Components Index to the PHLX Semiconductor Index because we believe it is more representative of our industry.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended December 29, 2012 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2012 - October 27, 2012	245	$36.14	245	$38,016
October 28, 2012 - November 24, 2012	—	$—	—	$38,016
November 25, 2012 - December 29, 2012	—	$—	—	$38,016

Total	245	$36.14	245

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

	Fiscal Year
	2012	2011	2010	2009		2008
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$563,294	$491,625	$493,341	$441,020		$415,630
Operating income	$85,675	$50,074	$86,671	$66,511		$43,656	(3)
Net income	$63,548	$35,472	$73,242	$73,092	(2)	$32,935	(3)
Earnings per share:
Basic	$1.51	$0.82	$1.63	$1.62		$0.68
Diluted	$1.47	$0.79	$1.57	$1.57		$0.67
Consolidated Balance Sheet Data
Cash, cash equivalents and investments (1)	$293,360	$324,967	$383,362	$434,899		$325,360
Working capital	361,304	370,211	414,073	435,359		289,716
Total assets	871,966	705,991	727,658	742,838		624,245
Long-term obligations	115,615	24,214	22,372	24,403		48,789
Total stockholders' equity	649,973	598,939	625,430	629,796		502,460

(1)
Reflects repurchases of $62 million, $110 million, $140 million, $20 million and $280 million of our common stock in fiscal 2012, 2011, 2010, 2009 and 2008, respectively.

(2)
Includes a benefit related to the resolution of prior year uncertain tax benefits.

(3)
Includes a charge for in-process research and development costs in connection with our acquisition of Integration Associates.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week year ending on the Saturday closest to December 31st. Fiscal 2012, 2011 and 2010 were 52-week years and ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Overview

        We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including communications, consumer, industrial and automotive. Our major customers include Cisco, Huawei, LG Electronics, Pace, Panasonic, Sagem, Samsung, Technicolor, Varian Medical Systems and ZTE.

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

        Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

  •
  Broad-based products, which include our microcontrollers, timing products (clocks and oscillators), power and isolation devices, and touch controllers;

  •
  Broadcast products, which include our broadcast audio and video products;

  •
  Access products, which include our Voice over IP (VoIP) products, embedded modems and our Power over Ethernet (PoE) devices; and

  •
  Mature products, which include certain devices that are at the end of their respective life cycles and therefore receive minimal or no continued research and development investment.

        Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. On July 3, 2012, we acquired Ember Corporation, a privately held company. Ember's products integrate high-performance, low-power 2.4 GHz wireless ICs with reliable and scalable software into a flexible and robust networking platform. We believe that this strategic acquisition provides us with the technology and software expertise required to enable the low-power mesh sensor networks being deployed today in a wide range of residential, commercial and industrial applications. See Note 9, Acquisitions, for additional information.

        In fiscal 2012, we introduced the Precision32™ 32-bit mixed-signal microcontroller family, based on a patented architecture that provides customers with flexibility, performance and low power. We also introduced a digital relative humidity (RH) and temperature "sensor-on-a-chip" solution, low-jitter clock buffers with high integration of clock tree functions, a crystal-less USB-to-I2S audio bridge designed to support a wide range of codecs and digital-to-analog converters (DACs), a family of digital isolators that are drop-in replacements for optocouplers, high-performance 8-bit microcontrollers featuring an integrated temperature sensor with best-in-class accuracy, two next-generation EZRadio wireless ICs designed to simplify the addition of high-performance wireless connectivity to cost-sensitive embedded applications, advanced AM/FM receivers tuned for the high-end consumer and professional audio equipment market, a family of TV tuners offering both best-in-class RF performance and support for all worldwide TV standards, a multimedia demodulator that merges all digital video broadcast (DVB) standards into a single-chip solution, isolated analog-to-digital (ADC) converters designed specifically for the demands of mains line monitoring, a single-port PoE controller that brings "plug-and-play" simplicity to embedded power sourcing equipment (PSE) designs, high performance, low power sub-GHz transceivers designed to maximize range and battery life for wireless systems, ultra-small and low power customizable clock generators ideal for space-limited, cost-sensitive embedded and consumer electronics and the expansion of our clocking solutions to address the stringent specifications of the PCI Express (PCIe) Generation 1/2/3 standards. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

        During fiscal 2012 and 2011, we had one customer, Samsung, whose purchases across a variety of product areas represented 19% and 13% of our revenues, respectively. We had no customers that accounted for more than 10% of our revenues during fiscal 2010. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 22% and 11% of our revenues during fiscal 2012, respectively. Edom, Avnet and Macnica, represented 24%, 12% and 10% of our revenues during fiscal 2011, respectively. Edom and Avnet represented 28% and 14% of our revenues during fiscal 2010, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal 2012, 2011 or 2010.

        The percentage of our revenues derived from outside of the United States was 88% in fiscal 2012, 86% in fiscal 2011 and 86% in fiscal 2010. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

        Research and Development.    Research and development expense consists primarily of personnel-related expenses, including stock-based compensation, as well as new product masks, external consulting and services costs, equipment tooling, equipment depreciation, amortization of intangible assets, and an allocated portion of our occupancy costs. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

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

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	40.0	39.3	34.3

Gross margin	60.0	60.7	65.7
Operating expenses:
Research and development	24.5	27.7	25.1
Selling, general and administrative	20.3	22.8	23.0

Operating expenses	44.8	50.5	48.1

Operating income	15.2	10.2	17.6
Other income (expense):
Interest income	0.2	0.3	0.4
Interest expense	(0.2)	0.0	0.0
Other income (expense), net	0.1	0.1	(0.3)

Income before income taxes	15.3	10.6	17.7
Provision for income taxes	4.0	3.4	2.9

Net income	11.3%	7.2%	14.8%

Comparison of Fiscal 2012 to Fiscal 2011

Revenues

	Fiscal Year
				% Change
(in millions)	2012	2011	Change
Revenues	$563.3	$491.6	$71.7	14.6%

        The growth in revenues in fiscal 2012 was due primarily to market share gains and the addition of product revenues from the acquisition of Ember in July 2012. Unit volumes of our products increased compared to fiscal 2011 by 18.0%. Average selling prices decreased compared to the same period by 3.0%. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Fiscal Year
				% Change
(in millions)	2012	2011	Change
Gross margin	$338.0	$298.4	$39.6	13.3%
Percent of revenue	60.0%	60.7%

        The increase in the dollar amount of gross margin in fiscal 2012 was primarily due to our increased sales, offset in part by an increase in acquisition-related charges. The decrease in gross margin as a percent of revenue was primarily due to changes in product mix.

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

Research and Development

	Fiscal Year
				% Change
(in millions)	2012	2011	Change
Research and development	$138.0	$136.0	$2.0	1.5%
Percent of revenue	24.5%	27.7%

        The increase in research and development expense in fiscal 2012 was principally due to an increase of $2.8 million for personnel-related expenses, including personnel costs associated with the acquisition of Ember. The decrease in research and development expense as a percent of revenues in fiscal 2012 is due to our increased revenues. We expect that research and development expense will increase modestly in absolute dollars in the first quarter of 2013.

        Recent development projects include a digital RH and temperature "sensor-on-a-chip" solution, low-jitter clock buffers with high integration of clock tree functions, a crystal-less USB-to-I2S audio bridge designed to support a wide range of codecs and DACs, a family of digital isolators that are drop-in replacements for optocouplers, high-performance 8-bit microcontrollers featuring an integrated temperature sensor with best-in-class accuracy, two next-generation EZRadio wireless ICs designed to simplify the addition of high-performance wireless connectivity to cost-sensitive embedded applications, advanced AM/FM receivers tuned for the high-end consumer and professional audio equipment market, a family of TV tuners offering both best-in-class RF performance and support for all worldwide TV standards, a multimedia demodulator that merges all DVB standards into a single-chip solution, isolated ADC converters designed specifically for the demands of mains line monitoring, a single-port PoE controller that brings "plug-and-play" simplicity to embedded PSE designs, the Precision32 32-bit mixed-signal microcontroller family, high performance, low power sub-GHz transceivers designed to maximize range and battery life for wireless systems, ultra-small and low power customizable clock generators ideal for space-limited, cost-sensitive embedded and consumer electronics, and the expansion of our clocking solutions to address the stringent specifications of the PCIe Generation 1/2/3 standards.

Selling, General and Administrative

	Fiscal Year
				% Change
(in millions)	2012	2011	Change
Selling, general and administrative	$114.4	$112.4	$2.0	1.8%
Percent of revenue	20.3%	22.8%

        The increase in selling, general and administrative expense in fiscal 2012 was principally due to increases of (a) $6.5 million for personnel-related expenses, including severance related to a separation agreement between us and our former CEO, (b) $1.5 million for legal fees, primarily related to litigation and acquisition-related costs, and (c) $0.8 million for product marketing costs. The increase in fiscal 2012 was offset in part by a net gain of $8.5 million from the purchase of our headquarters in fiscal 2012. The decrease in selling, general and administrative expense as a percent of revenues in fiscal 2012 is due to our increased revenues. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the first quarter of 2013.

Interest Income

        Interest income in fiscal 2012 was $1.3 million compared to $1.9 million in fiscal 2011.

Interest Expense

        Interest expense in fiscal 2012 was $1.1 million compared to $37 thousand in fiscal 2011. The increase in fiscal 2012 is principally due to interest on our Term Loan Facility under our Credit Agreement.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2012 was $0.5 million compared to $0.4 million in fiscal 2011.

Provision for Income Taxes

	Fiscal Year
(in millions)	2012	2011	Change
Provision for income taxes	$22.8	$16.9	$5.9
Effective tax rate	26.4%	32.2%

        The effective tax rate for fiscal 2012 decreased from the prior period, primarily due to the release of prior year unrecognized tax benefits that were determined to be effectively settled during the current period, along with one-time nondeductible costs associated with the acquisition of Spectra Linear in fiscal 2011. The impact of these items was partially offset by the non-renewal of the federal research and development tax credit in the current period.

        The American Taxpayer Relief Act of 2012 (the "Act") was enacted on January 2, 2013. The Act retroactively reinstates the federal research and development credit from January 1, 2012, through December 31, 2013. The effect of the change in the tax law related to fiscal 2012 is estimated to be between $3.5 million and $4.0 million, which will be recognized as a benefit to income tax expense in the first quarter of fiscal 2013, the quarter in which the law was enacted.

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

Interest Income

        Interest income in fiscal 2011 was $1.9 million compared to $2.3 million in fiscal 2010.

Interest Expense

        Interest expense in fiscal 2011 was $37 thousand compared to $77 thousand in fiscal 2010.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2011 was $0.4 million compared to $(1.3) million in fiscal 2010. The change was primarily due to foreign currency remeasurement adjustments.

Provision for Income Taxes

	Fiscal Year
(in millions)	2011	2010	Change
Provision for income taxes	$16.9	$14.4	$2.5
Effective tax rate	32.2%	16.4%

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

Business Outlook

        We expect revenues in the first quarter of fiscal 2013 to be down sequentially four to eight percent. Furthermore, we expect our diluted earnings per share to be in the range of $0.34 to $0.40.

Liquidity and Capital Resources

        Our principal sources of liquidity as of December 29, 2012 consisted of $282.0 million in cash, cash equivalents and short-term investments, of which approximately $119.4 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of corporate bonds, money market funds, municipal bonds, U.S. Treasury bills, variable-rate demand notes, U.S. government bonds, asset-backed securities and international government bonds.

        Our long-term investments consisted of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of December 29, 2012, we held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

        Net cash provided by operating activities was $97.1 million during fiscal 2012, compared to net cash provided of $88.7 million during fiscal 2011. Operating cash flows during fiscal 2012 reflect our net income of $63.5 million, adjustments of $56.5 million for depreciation, gains on the purchase of property and equipment, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $22.9 million due to changes in our operating assets and liabilities.

        Accounts receivable increased to $78.0 million at December 29, 2012 from $55.4 million at December 31, 2011. The increase in accounts receivable resulted primarily from an increase in shipments during the last quarter of fiscal 2012 compared to the last quarter of fiscal 2011. Our average days sales outstanding (DSO) was 46 days at December 29, 2012 and 39 days at December 31, 2011.

        Inventory increased to $49.6 million at December 29, 2012 from $34.8 million at December 31, 2011. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 76 days at December 29, 2012 and 63 days at December 31, 2011.

        Net cash used in investing activities was $139.3 million during fiscal 2012, compared to net cash used of $25.2 million during fiscal 2011. The increase in cash outflows was principally due to increases of $93.4 million for purchases of property and equipment and $44.6 million in net payments for the acquisition of businesses, offset by an increase of $28.3 million from net proceeds from sales and maturities of marketable securities. On July 3, 2012, we acquired Ember, a privately held company, for approximately $79.0 million, including contingent consideration with an estimated fair value of $4.0 million at the date of acquisition. On September 28, 2012, we purchased our corporate headquarters facilities. See Note 9, Acquisitions, for additional information.

        We anticipate capital expenditures of approximately $14 to $18 million for fiscal 2013. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

        Net cash provided by financing activities was $52.7 million during fiscal 2012, compared to net cash used of $107.2 million during fiscal 2011. The increase in cash inflows was principally due from net proceeds of $98.3 million from the issuance of long-term debt and outflows declining $48.0 million for repurchases of our common stock. In April 2012, our Board of Directors authorized a program to repurchase up to $100 million of our common stock through January 2013.

Debt

        On July 31, 2012, we entered into a $230 million five-year Credit Agreement (the "Agreement"). The Agreement consists of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility.

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

        The Term Loan Facility and Revolving Credit Facility, other than swingline loans, will bear interest at LIBOR plus an applicable margin or, at our option, a base rate (defined as the highest of the Bank of America prime rate, the Federal Funds rate plus 0.50% and a daily rate equal to one-month LIBOR plus 1.00%) plus an applicable margin. Swingline loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. The applicable margins for the LIBOR rate loans range from 1.50% to 2.50% and for base rate loans range from 0.50% to 1.50%, depending in each case, on the leverage ratio as defined in the Agreement. We also pay a commitment fee on the unused amount of the Revolving Credit Facility.

        In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of December 29, 2012, the Company was in compliance with all covenants of the Credit Facilities. See Note 11, Debt, to the Consolidated Financial Statements for additional information.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of December 29, 2012 (in thousands):

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt obligations (1)	$100,000	$5,000	$7,500	$10,000	$10,000	$67,500	$—
Interest on long-term debt obligations (2)	11,771	2,837	2,708	2,530	2,507	1,189	—
Operating lease obligations (3)	13,478	3,523	2,521	1,868	1,866	1,665	2,035
Purchase obligations (4)	36,001	35,992	9	—	—	—	—
Other long-term obligations (5)	2,255	—	1,991	—	—	—	264

(1)
Long-term debt obligations represent the principal due under our Term Loan Facility and include amounts classified as current portion of long-term debt.

(2)
Interest on our long-term debt obligations is based on LIBOR plus an applicable margin. We have entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments and effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate through the maturity date. As of December 29, 2012, the combined interest rate on the Term Loan Facility was 2.514%. The impact of the interest rate swap was factored into the calculation of the future interest payments on our long-term debt obligations.

(3)
Operating lease obligations include amounts for leased facilities.

(4)
Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(5)
We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $4.4 million for unrecognized tax benefits is not included in the table above. See Note 17, Income Taxes, to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

        As of December 29, 2012, we had no significant off-balance sheet arrangements.

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

        Stock-based compensation—We recognize the fair-value of stock-based compensation transactions in the Consolidated Statements of Income. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance award grants is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and employee stock purchase plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 13, Stock-Based Compensation, to the Consolidated Financial Statements for additional information.

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

        Income taxes—We are required to calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we are required to estimate the amount of expected future taxable income. Judgment is inherent in this process and differences between the estimated and actual taxable income could result in a material impact on our Consolidated Financial Statements.

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

Recent Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of December 29, 2012 and December 31, 2011 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of December 29, 2012 and December 31, 2011 would decrease our annual interest income by approximately $1.2 million and $1.9 million, respectively. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

        Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of December 29, 2012, we held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 29, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended December 29, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of December 29, 2012, our internal control over financial reporting is effective based on those criteria.

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

Item 10.    Directors, Executive Officers and Corporate Governance

        Set forth below is information regarding the executive officers and directors of Silicon Laboratories as of January 22, 2013.

Name	Age	Position
Navdeep S. Sooch	50	Chairman of the Board
G. Tyson Tuttle	45	Chief Executive Officer, President and Director
Paul V. Walsh, Jr.	48	Chief Financial Officer and Senior Vice President
David P. Bresemann	47	Chief Product Officer and Senior Vice President
Kurt W. Hoff	55	Senior Vice President of Worldwide Sales
Jonathan D. Ivester	57	Senior Vice President of Worldwide Operations
David R. Welland	57	Vice President and Director
William G. Bock	62	Director
Harvey B. Cash	74	Director
R. Ted Enloe III	74	Director
Kristen M. Onken	63	Director
Laurence G. Walker	64	Director
William P. Wood	57	Director

        Navdeep S. Sooch co-founded Silicon Laboratories in August 1996 and has served as Chairman of the Board since our inception. Mr. Sooch served as our Chief Executive Officer from our inception through the end of fiscal 2003 and served as interim Chief Executive Officer from April 2005 to September 2005. From March 1985 until founding Silicon Laboratories, Mr. Sooch held various positions at Crystal Semiconductor/Cirrus Logic, a designer and manufacturer of integrated circuits, including Vice President of Engineering, as well as Product Planning Manager of Strategic Marketing and Design Engineer. From May 1982 to March 1985, Mr. Sooch was a Design Engineer with AT&T Bell Labs. Since October 2011, Mr. Sooch has served as the CEO of Ketra, Inc., a private company in the field of solid state lighting. Mr. Sooch holds a B.S. in Electrical Engineering from the University of Michigan, Dearborn and an M.S. in Electrical Engineering from Stanford University. Mr. Sooch's prior experience as our Chief Executive Officer as well as a semiconductor designer provides him with extensive insight into our industry and our operations and qualifies him to serve as Chairman of our Board of Directors.

        G. Tyson Tuttle has served as a director and as President and Chief Executive Officer of Silicon Laboratories since April 2012. Mr. Tuttle previously served Silicon Laboratories as Chief Operating Officer and Senior Vice President from May 2011 until April 2012, Chief Technical Officer from January 2010 to May 2011, and Vice President and General Manager of Broadcast products including the audio and video product families from May 2005 to December 2009. Mr. Tuttle joined Silicon Laboratories in 1997 as a senior design engineer. From 1999 to 2005, Mr. Tuttle served in a variety of product management, marketing and business leadership positions. Previously, Mr. Tuttle held senior design engineering positions at Crystal Semiconductor/Cirrus Logic and Broadcom Corporation where he focused on high-speed mixed-signal circuit design for hard disk drive read channel and Ethernet applications. Mr. Tuttle holds an M.S. in Electrical Engineering from UCLA and a B.S. in Electrical Engineering from Johns Hopkins University. Mr. Tuttle's experience and understanding of our business gained through his role as our President and Chief Executive Officer as well as his years of experience as a semiconductor designer provide him with extensive insight into our operations and qualifies him to serve as a member of our Board of Directors.

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

        David P. Bresemann has served as Chief Product Officer of Silicon Laboratories since November 2012. Mr. Bresemann was promoted to Senior Vice President in April 2012. Mr. Bresemann served as Vice President and General Manager of Broadcast products from 2010 to 2012. From 2002 to 2009, Mr. Bresemann served as Vice President and General Manager of Wireline products. Mr. Bresemann joined Silicon Laboratories in 1998 as the Director of Marketing and helped craft the company's marketing strategy for its first Wireline products. Prior to joining Silicon Laboratories, Mr. Bresemann served as the Director of Marketing for Consumer and Professional Audio Products at Crystal Semiconductor/Cirrus Logic from 1992 to 1998. From 1988 to 1992, Mr. Bresemann held various sales positions for Analog Devices. Mr. Bresemann holds a B.S. in electrical engineering from the University of Arizona.

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

        William G. Bock has served as a director of Silicon Laboratories since he rejoined the Board of Directors in July of 2011. He served Silicon Laboratories as Chief Financial Officer from November

2006 to July 2011, and Senior Vice President of Finance and Administration through December 2011. He joined Silicon Laboratories as a director in March 2000, and served as Chairman of the audit committee until November 2006 when he stepped down from the Board of Directors to assume the CFO role. From 2001 to 2006, Mr. Bock participated in the venture capital industry, principally as a partner with CenterPoint Ventures. Before his venture career, Mr. Bock held senior management positions with three venture-backed companies: DAZEL Corporation, Tivoli Systems, and Convex Computer Corporation. Mr. Bock began his career with Texas Instruments. Mr. Bock served on the Board of Directors of Convio, Inc., from January 2008 until its sale to Blackbaud Inc. in April 2012. Mr. Bock currently serves on the Board of Directors of Entropic Communications and is a member of their Audit Committee. Mr. Bock holds a B.S. in Computer Science from Iowa State University and an M.S. in Industrial Administration from Carnegie Mellon University. Mr. Bock's extensive financial and executive experience and his in-depth knowledge of Silicon Laboratories qualify him to serve as a member of our Board of Directors.

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

        Kristen M. Onken has served as a director of Silicon Laboratories since September 2007. Ms. Onken was elected to the Board of Directors of Seagate Technology plc in November 2011, where she also serves as the Chair of the Audit Committee. Ms. Onken retired from Logitech in May 2006, a maker of electronics peripherals, where she served as Senior Vice President, Finance, and Chief Financial Officer from February 1999 to May 2006. From September 1996 to February 1999, Ms. Onken served as Vice President of Finance at Fujitsu PC Corporation, the U.S. subsidiary of the Japanese electronics manufacturer. From 1991 to September 1996, Ms. Onken was employed by Sun Microsystems initially as Controller of the Southwest Area, and later as Director of Finance, Sun Professional Services. Ms. Onken holds a B.S. from Southern Illinois University, and an M.B.A. in Finance from the University of Chicago. Ms. Onken's independence and prior experience as the Chief Financial Officer of Logitech and her finance roles with other technology companies qualifies her to serve as a member of our Board of Directors.

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

        The remaining information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Proposal One: Election of Directors," "Executive Compensation," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics."

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

(b)
Exhibits

Exhibit Number
2.1	*	Agreement and Plan of Merger, dated May 16, 2012, by and among Silicon Laboratories Inc., El Dorado Merger Sub, Inc., Ember Corporation and Todd Hixon, as Stakeholder Representative (filed as Exhibit 2.1 to the Form 8-K filed May 21, 2012).

3.1	*	Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).

3.2	*	Second Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2	*+	Silicon Laboratories Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-60794) filed on May 11, 2001).

10.3	*+	Form of Stock Option Agreement and Notice of Grant of Stock Option under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.4	*+	Form of Addendum to Stock Option Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.5	*+	Form of Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.6	*+	Form of Addendum to Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.7	*+	Employment Agreement dated August 30, 2005 between Silicon Laboratories Inc. and Dr. Necip Sayiner (filed as Exhibit 10.1 to the Form 8-K filed September 12, 2005).

10.8	*	Lease, Deed of Trust and Security Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc. and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2006).

10.9	*	Participation Agreement dated March 30, 2006 among Silicon Laboratories Inc., BAL Investment & Advisory, Inc., Wells Fargo Bank Northwest, National Association and various other financial institutions named therein (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 5, 2006).

10.10	*	Sale and Purchase Agreement dated February 8, 2007 by and between NXP B.V., NXP Semiconductors France SAS, Silicon Laboratories Inc. and Silicon Laboratories International Pte. Ltd. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007).

Exhibit Number
10.11	*	Intellectual Property License Agreement dated as of March 23, 2007, by and among Silicon Laboratories Inc., Silicon Laboratories International Pte. Ltd., NXP B.V. and NXP Semiconductors France SAS (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2007).

10.12	*	Lease, Deed of Trust and Security Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC and Gary S. Farmer (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 19, 2008).

10.13	*	Participation Agreement dated March 14, 2008 among Silicon Laboratories Inc., BA Leasing BSC, LLC, Wells Fargo Bank Northwest, National Association and various other financial institutions named therein (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 19, 2008).

10.14	*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.15	*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.16	*+	Form of Restricted Stock Units Grant Notice and Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.17	*+	Form of Stock Option Grant Notice and Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.18	*	Credit Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Bank of America, N.A., Wells Fargo Bank, National Association, and Regions Bank (filed as Exhibit 10.1 to the Form 8-K filed August 1, 2012).

10.19	*	Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as "Obligors" (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on signature page to this Form 10-K).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Incorporated herein by reference to the indicated filing.

+
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 1, 2013.

SILICON LABORATORIES INC.
By:	/s/ G. TYSON TUTTLE G. Tyson Tuttle President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints G. Tyson Tuttle and Paul V. Walsh, Jr., and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	February 1, 2013
/s/ G. TYSON TUTTLE G. Tyson Tuttle	President, Chief Executive Officer and Director (Principal Executive Officer)	February 1, 2013
/s/ PAUL V. WALSH, JR. Paul V. Walsh, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 1, 2013
/s/ DAVID R. WELLAND David R. Welland	Vice President and Director	February 1, 2013

Name	Title	Date

/s/ WILLIAM G. BOCK William G. Bock	Director	February 1, 2013
/s/ HARVEY B. CASH Harvey B. Cash	Director	February 1, 2013
/s/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	February 1, 2013
/s/ KRISTEN M. ONKEN Kristen M. Onken	Director	February 1, 2013
/s/ LAURENCE G. WALKER Laurence G. Walker	Director	February 1, 2013
/s/ WILLIAM P. WOOD William P. Wood	Director	February 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited Silicon Laboratories Inc.'s (the Company) internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Silicon Laboratories Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2012 of Silicon Laboratories Inc. and our report dated February 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Laboratories Inc.'s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 1, 2013

Silicon Laboratories Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$105,426	$94,964
Short-term investments	176,565	212,526
Accounts receivable, net of allowances for doubtful accounts of $670 at December 29, 2012 and $725 at December 31, 2011	78,023	55,351
Inventories	49,579	34,778
Deferred income taxes	16,652	11,563
Prepaid expenses and other current assets	41,437	43,867

Total current assets	467,682	453,049
Long-term investments	11,369	17,477
Property and equipment, net	135,271	25,141
Goodwill	130,265	115,489
Other intangible assets, net	90,750	60,005
Other assets, net	36,629	34,830

Total assets	$871,966	$705,991

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,622	$26,354
Current portion of long-term debt	5,000	—
Accrued expenses	40,410	30,857
Deferred income on shipments to distributors	30,259	24,962
Income taxes	1,087	665

Total current liabilities	106,378	82,838
Long-term debt	95,000	—
Other non-current liabilities	20,615	24,214

Total liabilities	221,993	107,052
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 41,879 and 42,068 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	4	4
Additional paid-in capital	10,122	14,749
Retained earnings	640,793	586,653
Accumulated other comprehensive loss	(946)	(2,467)

Total stockholders' equity	649,973	598,939

Total liabilities and stockholders' equity	$871,966	$705,991

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Revenues	$563,294	$491,625	$493,341
Cost of revenues	225,277	193,179	169,097

Gross margin	338,017	298,446	324,244
Operating expenses:
Research and development	137,952	135,953	123,821
Selling, general and administrative	114,390	112,419	113,752

Operating expenses	252,342	248,372	237,573

Operating income	85,675	50,074	86,671
Other income (expense):
Interest income	1,338	1,859	2,318
Interest expense	(1,149)	(37)	(77)
Other income (expense), net	484	444	(1,253)

Income before income taxes	86,348	52,340	87,659
Provision for income taxes	22,800	16,868	14,417

Net income	$63,548	$35,472	$73,242

Earnings per share:
Basic	$1.51	$0.82	$1.63
Diluted	$1.47	$0.79	$1.57
Weighted-average common shares outstanding:
Basic	42,136	43,421	44,845
Diluted	43,106	44,832	46,742

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$63,548	$35,472	$73,242
Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains arising during the period	1,000	4	409
Net changes to cash flow hedges:
Unrealized losses arising during the period	(956)	(424)	(2,640)
Reclassification for losses included in net income	2,295	2,237	3,320

Other comprehensive income, before tax	2,339	1,817	1,089
Provision for income taxes	818	636	381

Other comprehensive income	1,521	1,181	708

Comprehensive income	$65,069	$36,653	$73,950

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 2, 2010	45,772	$5	$128,262	$505,885	$(4,356)	$629,796
Net income	—	—	—	73,242	—	73,242
Other comprehensive income	—	—	—	—	708	708
Stock issuances under employee plans, net of shares withheld for taxes	1,453	—	18,055	—	—	18,055
Income tax benefit from employee stock-based awards	—	—	3,277	—	—	3,277
Repurchases of common stock	(3,292)	(1)	(140,331)	—	—	(140,332)
Stock-based compensation	—	—	40,684	—	—	40,684

Balance as of January 1, 2011	43,933	4	49,947	579,127	(3,648)	625,430
Net income	—	—	—	35,472	—	35,472
Other comprehensive income	—	—	—	—	1,181	1,181
Stock issuances under employee plans, net of shares withheld for taxes	1,290	—	7,660	—	—	7,660
Income tax benefit from employee stock-based awards	—	—	2,707	—	—	2,707
Repurchases of common stock	(3,155)	—	(82,117)	(27,946)	—	(110,063)
Stock-based compensation	—	—	36,552	—	—	36,552

Balance as of December 31, 2011	42,068	4	14,749	586,653	(2,467)	598,939
Net income	—	—	—	63,548	—	63,548
Other comprehensive income	—	—	—	—	1,521	1,521
Stock issuances under employee plans, net of shares withheld for taxes	1,560	—	15,148	—	—	15,148
Income tax benefit from employee stock-based awards	—	—	1,675	—	—	1,675
Repurchases of common stock	(1,749)	—	(52,611)	(9,408)	—	(62,019)
Stock-based compensation	—	—	31,161	—	—	31,161

Balance as of December 29, 2012	41,879	$4	$10,122	$640,793	$(946)	$649,973

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Operating Activities
Net income	$63,548	$35,472	$73,242
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	13,621	13,570	11,797
Net gain on the purchase of property and equipment	(8,457)	—	—
Amortization of other intangible assets and other assets	14,154	11,030	7,494
Impairment of long-lived assets	708	1,322	—
Stock-based compensation expense	31,176	36,115	40,324
Income tax benefit from employee stock-based awards	1,827	2,814	3,295
Excess income tax benefit from employee stock-based awards	(1,294)	(2,404)	(2,412)
Deferred income taxes	4,725	(445)	(552)
Changes in operating assets and liabilities:
Accounts receivable	(20,743)	(8,562)	11,342
Inventories	(13,056)	5,334	(7,811)
Prepaid expenses and other assets	10,629	(5,948)	(5,300)
Accounts payable	7,217	(2,176)	(777)
Accrued expenses	(3,812)	(1,320)	(2,590)
Deferred income on shipments to distributors	4,623	(1,915)	(2,343)
Income taxes	(7,816)	5,855	(7,774)

Net cash provided by operating activities	97,050	88,742	117,935
Investing Activities
Purchases of available-for-sale investments	(192,450)	(178,676)	(357,777)
Proceeds from sales and maturities of marketable securities	235,517	193,474	352,779
Purchases of property and equipment	(102,043)	(8,690)	(13,850)
Purchases of other assets	(8,508)	(4,018)	(8,372)
Acquisitions of businesses, net of cash acquired	(71,852)	(27,262)	(28,021)

Net cash used in investing activities	(139,336)	(25,172)	(55,241)
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	15,148	7,660	18,055
Excess income tax benefit from employee stock-based awards	1,294	2,404	2,412
Repurchases of common stock	(62,019)	(110,063)	(140,331)
Proceeds from issuance of long-term debt, net	98,325	—	—
Payments on debt	—	(7,174)	—

Net cash provided by (used in) financing activities	52,748	(107,173)	(119,864)
Increase (decrease) in cash and cash equivalents	10,462	(43,603)	(57,170)
Cash and cash equivalents at beginning of period	94,964	138,567	195,737

Cash and cash equivalents at end of period	$105,426	$94,964	$138,567

Supplemental Disclosure of Cash Flow Information:
Interest paid	$677	$35	$90

Income taxes paid	$23,564	$8,241	$20,780

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2012, 2011 and 2010 were 52-week years and ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

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

Derivative Financial Instruments

        The Company uses derivative financial instruments to manage certain exposures to the variability of interest rates. The Company's objective is to offset increases and decreases in expenses resulting from changes in interest rates with gains and losses on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative purposes. The effective portion of the gain or loss on interest rate swaps is recorded in accumulated other comprehensive loss as a separate component of stockholders' equity and is subsequently recognized in earnings when the hedged exposure affects earnings. Cash flows from derivatives are classified according to the nature of the cash receipt or payment in the Consolidated Statement of Cash Flows.

Inventories

        Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. The Company writes down the carrying value of inventory to net realizable value for estimated

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

2. Significant Accounting Policies (Continued)

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

        In fiscal 2012, the Company purchased the facilities it had previously leased for its headquarters in Austin, Texas. The buildings are located on land which is leased through 2099 from a third party. The rents for these ground leases were prepaid for the term of the leases by the previous lessee. The buildings and leasehold interest in ground leases are being depreciated on a straight-line basis over their estimated useful lives of 40 years and 86 years, respectively.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

2. Significant Accounting Policies (Continued)

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

Research and Development

        Research and development costs are expensed as incurred. Research and development expense consists primarily of personnel-related expenses, including stock-based compensation, as well as new product masks, external consulting and services costs, equipment tooling, equipment depreciation, amortization of intangible assets, and an allocated portion of our occupancy costs. Assets purchased to support the Company's ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or have an alternative future use, and are amortized over their estimated useful lives.

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.7 million, $1.6 million and $1.4 million in fiscal 2012, 2011 and 2010, respectively.

Income Taxes

        The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax laws and related rates that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company's Consolidated Balance Sheet. The Company then assesses the likelihood that the deferred tax assets will be realized. A valuation allowance is established against deferred tax assets to the extent the Company believes that it is more

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

2. Significant Accounting Policies (Continued)

likely than not that the deferred tax assets will not be realized, taking into consideration the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

        Uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. See further discussion in Note 15, Income Taxes.

Recent Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

3. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net income	$63,548	$35,472	$73,242

Shares used in computing basic earnings per share	42,136	43,421	44,845
Effect of dilutive securities:
Stock options and other stock-based awards	970	1,411	1,897

Shares used in computing diluted earnings per share	43,106	44,832	46,742

Earnings per share:
Basic	$1.51	$0.82	$1.63
Diluted	$1.47	$0.79	$1.57

        For fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, approximately 0.5 million, 0.4 million and 0.6 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

4. Cash, Cash Equivalents and Investments

        The Company's cash equivalents and short-term investments as of December 29, 2012 consisted of corporate bonds, money market funds, municipal bonds, U.S. Treasury bills, variable-rate demand notes, U.S. government bonds, asset-backed securities and international government bonds. The Company's long-term investments consisted of auction-rate securities. Early in fiscal 2008, auctions for many of the Company's auction-rate securities failed because sell orders exceeded buy orders. As of December 29, 2012, the Company held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $10.5 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of December 29, 2012, $4.5 million of the auction-rate securities had credit ratings of AAA, $6.0 million had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2033 to 2046 and with current yields of 0.23% to 1.71% per year at December 29, 2012. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

        The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of December 29, 2012.

        The Company's cash, cash equivalents and investments consisted of the following (in thousands):

	December 29, 2012
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$56,690	$—	$—	$56,690
Available-for-sale securities:
U.S. Treasury bills	25,049	—	1	25,050
Money market funds	22,685	—	1	22,686
Municipal bonds	1,000	—	—	1,000

Total available-for-sale securities	48,734	—	2	48,736

Total cash and cash equivalents	$105,424	$—	$2	$105,426

Short-term Investments:
Available-for-sale securities:
Corporate bonds	$59,089	$(5)	$267	$59,351
Municipal bonds	45,646	(7)	50	45,689
Variable-rate demand notes	41,785	—	—	41,785
Asset-backed securities	15,058	—	11	15,069
U.S. government bonds	12,638	—	25	12,663
International government bonds	1,991	—	17	2,008

Total short-term investments	$176,207	$(12)	$370	$176,565

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$12,525	$(1,156)	$—	$11,369

Total long-term investments	$12,525	$(1,156)	$—	$11,369

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

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

        The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of December 29, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$17,152	$(7)	$—	$—	$17,152	$(7)
Auction rate securities	—	—	11,369	(1,156)	11,369	(1,156)
Corporate bonds	9,543	(5)	—	—	9,543	(5)

	$26,695	$(12)	$11,369	$(1,156)	$38,064	$(1,168)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

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

        The gross unrealized losses as of December 29, 2012 and December 31, 2011 were due primarily to the illiquidity of the Company's auction-rate securities and, to a lesser extent, to changes in market interest rates.

        The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at December 29, 2012 (in thousands):

	Cost	Fair Value
Due in one year or less	$93,389	$93,450
Due after one year through ten years	95,117	95,416
Due after ten years	48,960	47,804

	$237,466	$236,670

5. Derivative Financial Instruments

        The Company is exposed to interest rate fluctuations in the normal course of its business, including through its Credit Facilities. The interest payments on the facility are calculated using a variable-rate of interest. The Company has entered into an interest rate swap agreement with a notional value of $100 million (equal to the full amount borrowed under the Term Loan Facility) and, effectively, converted the LIBOR portion of the variable-rate interest payments to fixed-rate interest payments through July 2017 (the maturity date of the Term Loan Facility). The Company's interest rate swap agreement is designated and qualifies as a cash flow hedge.

        The Company's previous swap agreement with a notional value of $50.1 million was terminated on September 28, 2012 in connection with the Company's purchase of its corporate headquarters facilities. See Note 9, Acquisitions, for additional information.

        The Company estimates the fair values of derivatives based on quoted prices and market observable data of similar instruments. If the Term Loan Facility or the interest rate swap agreement is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination. The termination of the Company's swap agreement with a notional value of $50.1 million resulted in its remaining fair value of $0.9 million that

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

5. Derivative Financial Instruments (Continued)

was previously recorded in accumulated other comprehensive loss to be reclassified into earnings during fiscal 2012.

        The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged item with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of December 29, 2012, no portion of the gains or losses from the Company's hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

        The Company's derivative financial instruments consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	December 29, 2012	December 31, 2011
Interest rate swaps	Other non-current liabilities	$658	$1,998

        The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the Year Ended			Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011		December 29, 2012	December 31, 2011	January 1, 2011
Interest rate swaps	$(956)	$(424)	$(2,640)	Rent expense	$(2,197)	$(2,237)	$(3,321)
				Interest expense	(98)	—	—

        The Company expects to reclassify $0.5 million of its interest rate swap losses included in accumulated other comprehensive loss as of December 29, 2012 into earnings in the next 12 months, which is offset by lower interest payments.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

6. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 29, 2012 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
U.S. Treasury bills	$25,050	$—	$—	$25,050
Money market funds	22,686	—	—	22,686
Municipal bonds	—	1,000	—	1,000

Total cash equivalents	$47,736	$1,000	$—	$48,736
Short-term Investments:
Corporate bonds	$—	$59,351	$—	$59,351
Municipal bonds	—	45,689	—	45,689
Variable-rate demand notes	—	41,785	—	41,785
Asset-backed securities	—	15,069	—	15,069
U.S. government bonds	12,663	—	—	12,663
International government bonds	—	2,008	—	2,008

Total short-term investments	$12,663	$163,902	$—	$176,565
Long-term Investments:
Auction rate securities	$—	$—	$11,369	$11,369

Total long-term investments	$—	$—	$11,369	$11,369

Total	$60,399	$164,902	$11,369	$236,670

Liabilities:
Derivative instruments	$—	$658	$—	$658
Contingent consideration	—	—	2,750	2,750

Total	$—	$658	$2,750	$3,408

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

6. Fair Value of Financial Instruments (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

6. Fair Value of Financial Instruments (Continued)

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

        The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at December 29, 2012 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$11,369	Discounted cash flow	Estimated yield	1.24%
		Expected holding period	10 years
		Estimated discount rate	2.78%

        The Company has followed an established internal control procedure used in valuing auction rate securities. The procedure involves several layers of the Company's finance management in the analysis of valuation techniques and evaluation of unobservable inputs commonly used by market participants to price similar instruments, and which have been demonstrated to provide reasonable estimates of prices obtained in actual market transactions. Outputs from the valuation process are assessed against various market sources when they are available, including marketplace quotes, recent trades of similar illiquid securities, benchmark indices and independent pricing services. The technique and unobservable input parameters may be recalibrated periodically to achieve an appropriate estimation of the fair value of the securities.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

6. Fair Value of Financial Instruments (Continued)

Contingent consideration

Fair Value at December 29, 2012 (000s)	Valuation Technique	Unobservable Input	Weighted- Average	Range
$2,750	Probability weighted discounted cash flow	Estimated outcomes if milestone goals are achieved	$2.8 million	$1.2 million - $4.2 million
		Estimated probability of achieving each outcome	33%	25% - 50%
		Estimated discount rate	5.10%	n/a

        The Company has followed an established internal control procedure used in valuing contingent consideration. The valuation of contingent consideration is based on a weighted-average discounted cash flows model. The model relies primarily on estimates of outcomes if milestones are achieved, the probability of achieving each outcome and discount rates. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company's sales, marketing and finance departments.

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

        The following summarizes the activity in Level 3 financial instruments for the years ended December 29, 2012 and December 31, 2011 (in thousands):

Assets

	Year Ended
Auction Rate Securities	December 29, 2012	December 31, 2011
Beginning balance	$17,477	$17,500
Settlements	(6,700)	(500)
Gains included in other comprehensive income	592	477

Ending balance	$11,369	$17,477

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

6. Fair Value of Financial Instruments (Continued)

Liabilities

	Year Ended
Contingent Consideration (1)	December 29, 2012	December 31, 2011
Beginning balance	$876	$1,780
Issues	4,004	1,025
Gain recognized in earnings (2)	(2,130)	(1,929)

Balance at December 29, 2012	$2,750	$876

Net gain for the year included in earnings attributable to contingent consideration still held at the end of the period:	$1,254	$1,929

(1)
In connection with the acquisition of Ember, Spectra Linear and ChipSensors, the Company recorded contingent consideration based upon the achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the discounted cash flow model are recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)
The Company reduced the estimated fair value of contingent consideration because certain milestone goals were either not achieved or were expected to be achieved at a lower outcome.

Fair values of other financial instruments

        The fair value of the Company's Term Loan Facility approximates its carrying values due to the variable interest rate feature of this instrument. The Company's other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

7. Balance Sheet Details

        The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Inventories

	December 29, 2012	December 31, 2011
Work in progress	$42,103	$28,023
Finished goods	7,476	6,755

	$49,579	$34,778

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

7. Balance Sheet Details (Continued)

Prepaid Expenses and Other Current Assets

	December 29, 2012	December 31, 2011
Distributor advances	$21,260	$23,221
Other	20,177	20,646

	$41,437	$43,867

Property and Equipment

	December 29, 2012	December 31, 2011
Buildings	$90,900	$—
Equipment	48,219	43,934
Computers and purchased software	27,294	28,371
Leasehold interest in ground leases	23,840	—
Furniture and fixtures	3,129	3,356
Leasehold improvements	7,587	21,832

	200,969	97,493
Accumulated depreciation	(65,698)	(72,352)

	$135,271	$25,141

Accrued Expenses

	December 29, 2012	December 31, 2011
Accrued compensation and benefits	$22,298	$17,948
Other	18,112	12,909

	$40,410	$30,857

Other Non-current Liabilities

	December 29, 2012	December 31, 2011
Acquired unfavorable leases	$11,794	$—
Unrecognized tax benefits	4,364	10,943
Software license accruals	1,954	6,047
Other	2,503	7,224

	$20,615	$24,214

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

8. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. The Company places its cash equivalents and investments primarily in corporate bonds, municipal bonds, variable-rate demand notes, U.S. Treasury bills, money market funds, asset-backed securities, U.S. government bonds, auction-rate securities and international government bonds. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consisted of the following:

	December 29, 2012	December 31, 2011
Edom Technology	23%	29%
Avnet	12%	13%

        The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for potential credit losses based upon the expected collectibility of such receivables. Losses have not been significant for any of the periods presented.

Distributor Advances

        On sales to distributors, the Company's payment terms often require the distributor to settle amounts owed to the Company for an amount in excess of their ultimate cost. The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant. These negotiated price discounts are not granted until the distributor sells the product to the end customer, which may occur after the distributor has paid the original invoice amount to the Company. Payment of invoices prior to receiving an associated discount can have an adverse impact on the working capital of the Company's distributors. Accordingly, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor's working capital requirements. The advance amounts are based on the distributor's inventory balance, and are adjusted quarterly. Such amounts are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by the Company at any time.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

8. Risks and Uncertainties (Continued)

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company's contract manufacturers accounted for greater than 10% of revenue during fiscal 2012, 2011 or 2010. The Company's end customers and distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
End Customers
Samsung*	19%	13%	**
Distributors
Edom Technology	22%	24%	28%
Avnet	11%	12%	14%
Macnica	**	10%	**

*
Samsung's purchases were across a variety of product areas.
**
Less than 10% of revenue

9. Acquisitions

Ember

        On July 3, 2012, the Company acquired Ember Corporation, a privately held company. Ember's products integrate high-performance, low-power 2.4 GHz wireless ICs with reliable and scalable software into a flexible and robust networking platform.

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

        The Company recorded the purchase of Ember using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Ember's operations are included in the Company's consolidated results of operations beginning on the date of the acquisition. Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. Acquisition-related costs were not significant.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

9. Acquisitions (Continued)

goodwill. The goodwill is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$14,810	Not amortized
Developed technology	17,800	11
Customer relationships	5,620	9
Trademarks	910	12

	39,140
Cash and cash equivalents	3,115
Accounts receivable	1,928
Inventories	4,749
Other current assets	324
Goodwill	14,777
Non-current deferred tax assets, net	16,449
Other non-current assets	1,776
Current liabilities	(3,287)

Total purchase price	$78,971

        In-process research and development (IPR&D) represents acquired technology that had not achieved technological feasibility as of the acquisition date and had no alternative future use. The IPR&D recorded in connection with the acquisition of Ember consisted of a low-power RF transceiver. The fair value of this technology was determined using the income approach. The discount rate applicable to the cash flows was 12.5%. The remaining research and development efforts include additional design, integration and testing. The estimated cost to complete the IPR&D as of the acquisition date was approximately $11.2 million. Such costs have been consistent with the Company's assumptions at the time of the acquisition. The significant risks associated with the successful completion of this project include the Company's potential inability to finish the product designs, produce working models and gain customer acceptance. The Company does not expect the products derived from this technology to begin to contribute to revenues prior to fiscal 2013.

Corporate Headquarters Buildings

        The Company leased facilities at 400 W. Cesar Chavez ("400 WCC") and 200 W. Cesar Chavez ("200 WCC") in Austin, Texas for its corporate headquarters. During the terms of the leases, the Company had options to purchase the buildings for approximately $44.3 million for 400 WCC and $50.1 million for 200 WCC. On September 28, 2012, the Company exercised such options and purchased the facilities.

        The buildings are located on land which is leased through 2099 from a third party. The rents for these ground leases were prepaid for the term of the leases by the previous lessee. The first floor of each building was leased to the same third party for the term of the ground leases. The base rents for

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

9. Acquisitions (Continued)

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

        The buildings and leasehold interest in ground leases will be depreciated on a straight-line basis over their estimated useful lives of 40 years and 86 years, respectively. Acquired unfavorable leases represent the difference between contractual minimum rental payments due under previously-existing leases in each building and the market rates of those same leases. This amount was recorded in other non-current liabilities in the Consolidated Balance Sheet and will be amortized to rental income over the estimated terms of the leases.

        The purchase of the facilities resulted in a net gain of approximately $8.5 million, which was recorded in selling, general and administrative expenses in the Consolidated Statement of Income. The gain resulted primarily because the assets acquired and liabilities assumed were recorded at their fair values as of the date of the acquisition, which was substantially higher than the purchase prices of the facilities. The purchase prices were fixed at the beginning of the two leases in March 2006 and March 2008. While market prices for such facilities increased over the terms of the leases, the purchase prices remained the same.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

9. Acquisitions (Continued)

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

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
Core and developed technology	$16,560	10
Customer relationships	1,400	10

	17,960
Accounts receivable	1,759
Inventories	1,199
Other current assets	1,658
Goodwill	4,097
Deferred tax assets—non-current	12,316
Other non-current assets	597
Notes payable—current portion	(4,641)
Current liabilities	(3,112)
Non-current liabilities	(3,254)

Total purchase price	$28,579

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

9. Acquisitions (Continued)

Company recorded goodwill. The goodwill is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$9,470	Not amortized
Developed technology	230	3
Customer relationships	30	2

	9,730
Cash and cash equivalents	514
Other current assets	473
Deferred tax assets—non-current	11,521
Other non-current assets	322
Goodwill	3,209
Current liabilities	(1,338)
Deferred tax liabilities—non-current	(3,406)

Total purchase price	$21,025

        The in-process research and development recorded in connection with the acquisition of Silicon Clocks was developed using MEMS technology. The fair value was determined using the income approach. The discount rate applicable to the cash flows was 19.0%. This rate reflects the weighted-average cost of capital and the risks inherent in the development process.

ChipSensors

        In October 2010, the Company acquired ChipSensors Ltd, a privately held company for approximately $11.7 million. ChipSensors created innovative single-chip CMOS sensors designed to detect temperature, humidity and gases. The Company recorded the purchase of Silicon Clocks using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price was allocated as follows: intangible assets—$9.1 million; goodwill—$3.1 million; and net tangible assets—$(0.5) million.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

10. Goodwill and Other Intangible Assets

Goodwill

        The following summarizes the activity in goodwill for the years ended December 29, 2012 and December 31, 2011 (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011
Beginning balance	$115,489	$112,296
Additions due to business combinations	14,776	4,097
Adjustments	—	(904)

Ending balance	$130,265	$115,489

Other Intangible Assets

        The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

		December 29, 2012		December 31, 2011
	Weighted-Average Amortization Period (Years)	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Subject to amortization:
Core and developed technology	10	$95,420	$(30,145)	$79,500	$(30,432)
Customer relationships	9	8,100	(1,057)	2,510	(523)
Patents	6	3,000	(250)	—	—
Trademarks	12	910	(38)	—	—

	10	107,430	(31,490)	82,010	(30,955)
Not subject to amortization:
In-process research and development	Not amortized	14,810	—	8,950	—

Total intangible assets		$122,240	$(31,490)	$90,960	$(30,955)

        Gross intangible assets increased $42.1 million in fiscal 2012 primarily due to the acquisition of Ember. This increase was offset by the removal of $9.3 million of fully amortized assets and $1.6 million of impaired assets (which had a remaining unamortized balance of $0.7 million, resulting in a $0.7 million charge to selling, general and administrative expense in the Consolidated Statement of Income). The impaired assets were written down to zero.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

10. Goodwill and Other Intangible Assets (Continued)

        Amortization expense related to intangible assets for fiscal 2012, 2011 and 2010 was $10.7 million, $9.9 million and $7.5 million, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2013	$11,213
2014	10,372
2015	9,981
2016	9,331
2017	8,364

11. Debt

        On July 31, 2012, the Company and certain of its domestic subsidiaries (the "Guarantors") entered into a $230 million five-year Credit Agreement (the "Agreement"). The Agreement consists of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility (collectively, the "Credit Facilities").

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

        The Term Loan Facility and Revolving Credit Facility, other than swingline loans, will bear interest at LIBOR plus an applicable margin or, at the option of the Company, a base rate (defined as the highest of the Bank of America prime rate, the Federal Funds rate plus 0.50% and a daily rate equal to one-month LIBOR plus 1.00%) plus an applicable margin. Swingline loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. The applicable margins for the LIBOR rate loans range from 1.50% to 2.50% and for base rate loans range from 0.50% to 1.50%, depending in each case, on the leverage ratio as defined in the Agreement. The Company also pays a commitment fee on the unused amount of the Revolving Credit Facility.

        In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of December 29, 2012, the Company was in compliance with all covenants of the Credit Facilities.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

11. Debt (Continued)

        The contractual fiscal year maturities of the Term Loan Facility are as follows (in thousands):

Fiscal Year
2013	$5,000
2014	7,500
2015	10,000
2016	10,000
2017	67,500

Total	$100,000

Interest Rate Swap Agreement

        In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of December 29, 2012, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 5, Derivative Financial Instruments, for additional information.

12. Stockholders' Equity

Common Stock

        The Company issued 1.6 million shares of common stock during fiscal 2012, net of 0.3 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company's stock incentive plans.

Share Repurchase Programs

        In January 2013, the Board of Directors authorized a share repurchase program to repurchase up to $50 million of the Company's common stock through January 2014. In April 2012, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company's common stock through January 2013. In October 2011, the Board of Directors adopted a share repurchase program to repurchase up to $50 million of the Company's common stock through April 2012. The Company's repurchase program announced in July 2010, authorized the repurchase of up to $150 million of the Company's common stock through 2011, and was completed in August 2011. The Company's repurchase program announced in October 2009 authorized the repurchase of up to $150 million of the Company's common stock through 2010, and was terminated upon the adoption of the July 2010 program. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 1.7 million shares, 3.2 million shares and 3.3 million shares of its common stock for $62.0 million, $110.1 million and $140.3 million during fiscal 2012, 2011 and 2010, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

12. Stockholders' Equity (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Losses on Cash Flow Hedges	Net Unrealized Losses on Available- For-Sale Securities	Total
Balance at January 2, 2010	$(2,919)	$(1,437)	$(4,356)
Period change	442	266	708

Balance at January 1, 2011	(2,477)	(1,171)	(3,648)
Period change	1,178	3	1,181

Balance at December 31, 2011	(1,299)	(1,168)	(2,467)
Period change	871	650	1,521

Balance at December 29, 2012	$(428)	$(518)	$(946)

Income Tax Allocated to the Components of Other Comprehensive Income

        The income tax effects of the components of other comprehensive income were as follows (in thousands):

	Year ended
Income tax (expense) benefit on:	December 29, 2012	December 31, 2011	January 1, 2011
Net changes to available-for-sale securities:
Unrealized gains arising during the period	$(350)	$(1)	$(143)
Net changes to cash flow hedges:
Unrealized losses arising during the period	335	148	924
Reclassification for losses included in net income	(803)	(783)	(1,162)

Other comprehensive income	$(818)	$(636)	$(381)

13. Stock-Based Compensation

        In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the "2009 Plan") and the 2009 Employee Stock Purchase Plan (the "2009 Purchase Plan"). The 2009 Plan is currently effective, and has a term of 10 years from the shareholders' approval date. The 2009 Purchase Plan became effective upon the termination of the previous Employee Stock Purchase Plan, on April 30, 2010.

2009 Stock Incentive Plan

        Under the 2009 Plan, the following may be granted: stock options, stock appreciation rights, performance shares, performance stock units, restricted stock units (RSUs), restricted stock awards

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

13. Stock-Based Compensation (Continued)

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

Stock Grants and Modifications

        The Company granted to its employees 0.8 million shares of full value awards and no stock options from the 2009 Plan during fiscal 2012, 2011 and 2010.

        The Company recorded $1.9 million in selling, general and administrative expense during fiscal 2012 in connection with modifications to certain stock awards. The Company accelerated the vesting of certain RSUs and Market Stock Units (MSUs) and extended the exercise period of stock options pursuant to a separation agreement between the Company and its former Chief Executive Officer (CEO). This arrangement is discussed further in Note 16, Separation Agreement. There were no other significant modifications made to any stock grants during fiscal 2012, 2011 or 2010.

        Included in the full value awards granted under the 2009 Plan in fiscal 2012 and fiscal 2011 were a total of 110 thousand and 55 thousand market-based stock awards, respectively. The awards, also known as MSUs, provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. The performance criteria of the MSUs measure the difference between the total stockholders' return of the Company against that of the Philadelphia Semiconductor Sector Total Return Index.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

13. Stock-Based Compensation (Continued)

2009 Employee Stock Purchase Plan

        The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (the "423(b) Plan"), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the "Non-423(b) Plan"). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company's common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2012, 2011 and 2010, the Company issued 181 thousand, 169 thousand and 75 thousand shares, respectively, under the 2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted under the 2009 Purchase Plan for fiscal 2012 was $11.02 per share.

Employee Stock Purchase Plan

        The Purchase Plan was adopted by the Company's Board of Directors in fiscal 2000. Eligible employees could purchase a limited number of shares of the Company's common stock at 85% of the market value during a series of offering periods. Each offering period is divided into semi-annual purchase intervals and has a maximum term of 24 months. During fiscal 2012, 2011 and 2010, the Company issued zero, zero and 79 thousand shares, respectively, under the Purchase Plan to its employees. There were no purchase rights granted under the Purchase Plan for fiscal 2012.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

13. Stock-Based Compensation (Continued)

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

        The fair values of stock options and RSUs are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The fair values of RSAs are fully expensed in the period of grant, when shares are immediately issued with no vesting restrictions. The fair values of MSUs are amortized as compensation expense on a straight-line basis over the performance and service periods of the grants. Compensation expense recognized is shown in the operating activities section of the Consolidated Statements of Cash Flows.

        The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
2009 Employee Stock Purchase Plan:
Expected volatility	38%	27%	32%
Risk-free interest rate %	0.2%	0.2%	0.4%
Expected term (in months)	15	11	15
Dividend yield	—	—	—

        A summary of stock-based compensation activity with respect to fiscal 2012 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2011	2,485	$34.44
Granted	—	$—
Exercised	(726)	$29.96
Cancelled or expired	(63)	$47.78

Outstanding at December 29, 2012	1,696	$35.86	2.6	$12,206
Vested at December 29, 2012 and expected to vest	1,696	$35.86	2.6	$12,206
Exercisable at December 29, 2012	1,696	$35.86	2.6	$12,206

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

13. Stock-Based Compensation (Continued)

RSAs, RSUs and MSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2011	1,989	$—
Granted	778	$—
Issued	(934)	$—
Cancelled or expired	(125)	$—

Outstanding at December 29, 2012	1,708	$—	2.1	$70,640
Outstanding at December 29, 2012 and expected to vest	1,708	$—	2.1	$70,640

        The following summarizes the Company's weighted average fair value at the date of grant:

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Per grant of RSAs, RSUs and MSUs	$43.82	$44.73	$44.88

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Intrinsic value of stock options exercised	$9,064	$8,622	$14,087
Intrinsic value of RSAs and RSUs that vested	$40,105	$38,769	$32,109
Grant date fair value of RSAs and RSUs that vested	$31,215	$29,488	$25,398

        The Company had approximately $41.4 million of total unrecognized compensation costs related to stock options and stock awards at December 29, 2012 that are expected to be recognized over a weighted-average period of 2.1 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

        The Company received cash of $15.1 million for the issuance of common stock, net of shares withheld for taxes, during fiscal 2012. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, issuance of RSAs, vesting of RSUs and MSUs, and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

13. Stock-Based Compensation (Continued)

        The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Cost of revenues	$1,206	$1,319	$1,435
Research and development	12,602	14,872	17,017
Selling, general and administrative	17,368	19,924	21,872

	31,176	36,115	40,324
Income tax benefit	4,911	3,957	5,462

	$26,265	$32,158	$34,862

        As of December 29, 2012, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	1,696
2009 Stock Incentive Plan	5,773
2009 Employee Stock Purchase Plan	826

Total shares reserved	8,295

14. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $2.9 million, $2.7 million and $2.6 million to the 401(k) Plan during fiscal 2012, 2011 and 2010, respectively.

15. Commitments and Contingencies

Operating Leases

        The Company leases certain facilities under operating lease agreements that expire at various dates through 2022. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

15. Commitments and Contingencies (Continued)

        Rent expense under operating leases was $4.4 million, $4.5 million and $5.0 million for fiscal 2012, 2011 and 2010, respectively. The minimum annual future rentals under the terms of these leases as of December 29, 2012 are as follows (in thousands):

Fiscal Year
2013	$3,523
2014	2,521
2015	1,868
2016	1,866
2017	1,665
Thereafter	2,035

Total minimum lease payments	$13,478

        The Company previously leased facilities for its headquarters in Austin, Texas. In fiscal 2012, the Company purchased the facilities under options available in the leases. See Note 9, Acquisitions, for additional information.

Litigation

  Patent Litigation

        On May 13, 2012, MaxLinear, Inc., a Delaware corporation, filed a lawsuit against the Company in the United States District Court in the Southern District of California, San Diego Division, seeking a declaratory judgment that MaxLinear products do not infringe 19 Silicon Laboratories' patents and that such patents are invalid. The Company responded and filed claims accusing MaxLinear of infringing 6 Silicon Laboratories' patents, including 5 of the named 19 Company patents and an additional patent. On December 12, 2012, the Court granted a request by the Company to add additional allegations of patent infringement to the case, such that the Company is presently accusing MaxLinear of infringing 9 patents in this litigation. The Company has asked the Court for a permanent injunction stopping the sale of all allegedly infringing MaxLinear products.

        On July 30, 2012, the Company further filed a complaint for declaratory judgment against MaxLinear in United States District Court for the Western District of Texas, Austin Division. The Company is seeking an order that MaxLinear's United States Patent Nos. 7,362,178, 7,778,613 and 8,198,940 are invalid, and that the Company's products do not infringe such patents.

        On July 17, 2012, the Company additionally filed a lawsuit against MaxLinear in the United States District Court in the Southern District of California, San Diego Division, alleging infringement of an additional Company patent, U.S. Patent 7,035,607 related to RF design. On August 6, 2012, MaxLinear counterclaimed alleging infringement of the three patents in the Texas litigation by a variety of the Company's RF and mixed signal products.

        At this time, the Company cannot predict the outcome of these matters or the resulting financial impact to it, if any.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

15. Commitments and Contingencies (Continued)

Other

        The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its consolidated financial statements.

16. Separation Agreement

        On March 1, 2012, the Company entered into a separation agreement with its former CEO, Necip Sayiner. Pursuant to the agreement, Mr. Sayiner agreed to continue to serve as CEO through April 18, 2012 and as a non-executive advisor through July 19, 2012. Upon his separation from the Company and execution of a release of claims, Mr. Sayiner received a severance package consisting of (a) accelerated vesting of certain RSUs and MSUs and the extension of the exercise period of certain stock options, (b) cash payments and (c) other benefits. The separation agreement resulted in a total expense of approximately $3.2 million, which was recognized over the service period in selling, general and administrative expenses.

17. Income Taxes

        Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Current:
Domestic	$21,084	$14,468	$10,824
International	(3,009)	2,845	4,145

Total Current	18,075	17,313	14,969
Deferred:
Domestic	5,444	(70)	(192)
International	(719)	(375)	(360)

Total Deferred	4,725	(445)	(552)

	$22,800	$16,868	$14,417

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

17. Income Taxes (Continued)

        The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate benefit	(11.8)	(11.0)	(15.6)
Research and development tax credits	(0.5)	(8.5)	(6.1)
Release of prior year unrecognized tax benefits	(8.4)	—	(3.6)
Intercompany technology license	11.8	10.4	4.4
Excess officer compensation	1.0	3.2	2.0
Nondeductible acquisition costs	—	2.9	—
Other	(0.7)	0.2	0.3

	26.4%	32.2%	16.4%

        The effective tax rate for fiscal 2012 decreased from the prior period, primarily due to the release of prior year unrecognized tax benefits that were determined to be effectively settled during the current period, along with one-time nondeductible costs associated with the acquisition of Spectra Linear in fiscal 2011. The impact of these items was partially offset by the non-renewal of the federal research and development tax credit in the current period.

        The American Taxpayer Relief Act of 2012 (the "Act") was enacted on January 2, 2013. The Act retroactively reinstates the federal research and development credit from January 1, 2012, through December 31, 2013. The effect of the change in the tax law related to fiscal 2012 is estimated to be between $3.5 million and $4.0 million, which will be recognized as a benefit to income tax expense in the first quarter of fiscal 2013, the quarter in which the law was enacted.

        The effective tax rate for fiscal 2011 increased from the prior period, primarily due to the tax charge related to the intercompany license of certain technology obtained in the acquisition of Spectra Linear and other one-time nondeductible costs associated with the acquisition of Spectra Linear, a decrease in the foreign tax rate benefit, and a release of prior year unrecognized tax benefits in fiscal 2010 with none in fiscal 2011. These changes were partially offset by an increase in the research and development tax credit in fiscal 2011.

        Income before income taxes included approximately $5.9 million, $4.1 million and $40.1 million related to foreign operations in fiscal 2012, 2011 and 2010, respectively. Foreign income before income taxes increased from fiscal 2011 to fiscal 2012 predominantly due to increases in product sales, offset in part by an increase in the intercompany technology license payments made by a foreign subsidiary. Foreign income before income taxes decreased from fiscal 2010 to fiscal 2011 predominantly due to changes in product mix, an increase in research and development expense and an increase in the intercompany technology license payments made by a foreign subsidiary.

        Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

17. Income Taxes (Continued)

established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company has provided a valuation allowance of $2.1 million in fiscal 2012 related to certain state loss and research and development tax credit carryforwards acquired in fiscal 2012. The Company has determined that it is more likely than not that the carryforwards will expire or go unutilized because the Company no longer expects to have a significant apportionment of income to the jurisdiction in which the attributes were created. No valuation allowance has been provided against other deferred tax assets for fiscal 2012 or 2011. Management believes that the Company's results of future operations will generate sufficient taxable income such that it is more likely than not that the remaining deferred tax assets will be realized.

        Significant components of the Company's deferred taxes as of December 29, 2012 and December 31, 2011 are as follows (in thousands):

	December 29, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$35,847	$21,479
Research and development tax credit carryforwards	8,447	5,556
Stock-based compensation	8,133	9,963
Depreciation and amortization	—	33,334
Capitalized research and development	9,708	1,428
Deferred income on shipments to distributors	3,933	3,895
Accrued liabilities and other	7,503	7,305

	73,571	82,960
Less: Valuation allowance	(2,114)	—

	71,457	82,960
Deferred tax liabilities:
Acquired intangibles	28,653	18,562
Long term obligations for tax purposes	—	33,023
Depreciation and amortization	1,076	—
Prepaid expenses and other	1,447	913

	31,176	52,498

Net deferred tax assets	$40,281	$30,462

        During fiscal 2012, the Company recorded net deferred tax assets of approximately $15.5 million, net of the valuation allowance of $2.1 million discussed above, related to the acquisition of Ember due to differences between book and tax bases of acquired assets and assumed liabilities.

        As of December 29, 2012, the Company had federal net operating loss and research and development credit carryforwards of approximately $90.8 million and $2.0 million, respectively, as a result of the Cygnal Integrated Products, Silicon Clocks, Spectra Linear and Ember acquisitions. These carryforwards expire in fiscal years 2019 through 2032. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

17. Income Taxes (Continued)

        The Company also had state loss and research and development credit carryforwards of approximately $78.9 million and $9.9 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates, Silicon Clocks, Spectra Linear and Ember acquisitions. Certain of these carryforwards expire in fiscal years 2013 through 2032 and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        At the end of fiscal 2012, undistributed earnings of the Company's foreign subsidiaries of approximately $279.8 million are considered permanently reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

        The Company's operations in Singapore are subject to reduced tax rates through 2019, as long as certain conditions are met. The income tax benefit (expense) from the reduced Singapore tax rate reflected in earnings was approximately $(13.3) million (representing $(0.31) per diluted share) in fiscal 2012, approximately $2.5 million (representing $0.06 per diluted share) in fiscal 2011 and approximately $6.1 million (representing $0.13 per diluted share) in fiscal 2010. The impact of the reduced Singapore tax rate in fiscal 2012 reflects the recognition of prior year unrecognized tax benefits.

        The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Beginning balance	$10,943	$10,789	$12,160
Additions based on tax positions related to current year	1,818	757	1,742
Reductions for tax positions related to prior years	(8,397)	(603)	(3,113)

Ending balance	$4,364	$10,943	$10,789

        As of December 29, 2012, December 31, 2011 and January 1, 2011, the Company had gross unrecognized tax benefits of $4.4 million, $10.9 million and $10.8 million, respectively, of which $4.1 million, $9.9 million and $9.7 million, respectively, would affect the effective tax rate if recognized. During fiscal 2012, the Company had gross increases of $1.8 million to its current year unrecognized tax benefits, as well as a gross decrease of $8.4 million to its prior year unrecognized tax benefits related to an uncertain tax position that was determined to be effectively settled. A portion of these amounts represents foreign currency remeasurement adjustments and was recognized in other income (expense), net. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company did not recognize any interest in the provision for income taxes in fiscal 2012, 2011 and 2010. In addition, the Company had decreases of interest, net of tax, of $0.1 million in fiscal 2010. The Company has not made an accrual for the payment of interest related to unrecognized tax positions at the end of fiscal 2012, 2011 and 2010.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2012 (Continued)

17. Income Taxes (Continued)

        The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.3 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

        The tax years 2006 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's 2010 federal income tax return is under examination by the U.S. Internal Revenue Service. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.

18. Segment Information

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

        Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
United States	$64,856	$67,432	$69,753
China	219,400	152,533	137,703
Taiwan	64,150	59,208	76,991
South Korea	57,910	70,252	65,409
Japan	31,315	50,270	34,031
Rest of world	125,663	91,930	109,454

Total	$563,294	$491,625	$493,341

        The following summarizes the Company's property and equipment, net by geographic area (in thousands):

	December 29, 2012	December 31, 2011
United States	$127,716	$17,293
Singapore	6,097	6,220
Rest of world	1,458	1,628

Total	$135,271	$25,141

Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2012 and 2011 is as follows. All quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$152,461	$149,461	$135,670	$125,702
Gross margin	93,626	86,493	82,802	75,096
Operating income	25,302	27,230	16,379	16,764
Net income	$18,695	$10,024	$20,509	$14,320
Earnings per share:
Basic	$0.45	$0.24	$0.48	$0.34
Diluted	$0.44	$0.24	$0.47	$0.33

	Fiscal 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$126,692	$119,100	$126,197	$119,636
Gross margin	77,179	72,897	76,212	72,158
Operating income	15,223	13,928	15,984	4,939
Net income (loss)	$12,805	$11,255	$13,372	$(1,960)
Earnings (loss) per share:
Basic	$0.31	$0.26	$0.30	$(0.04)
Diluted	$0.29	$0.26	$0.29	$(0.04)