Form 10-Q
period 2013-03-30
SILICON LABORATORIES INC
filed 2013-04-24
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

As of April 17, 2013, 42,446,753 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 30, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$79,263	$105,426
Short-term investments	229,808	176,565
Accounts receivable, net of allowances for doubtful accounts of $673 at March 30, 2013 and $670 at December 29, 2012	72,766	78,023
Inventories	56,949	49,579
Deferred income taxes	15,411	16,652
Prepaid expenses and other current assets	48,514	41,437
Total current assets	502,711	467,682
Long-term investments	11,189	11,369
Property and equipment, net	135,761	135,271
Goodwill	130,265	130,265
Other intangible assets, net	87,910	90,750
Other assets, net	28,797	36,629
Total assets	$896,633	$871,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,279	$29,622
Current portion of long-term debt	5,000	5,000
Accrued expenses	36,886	40,410
Deferred income on shipments to distributors	29,661	30,259
Income taxes	978	1,087
Total current liabilities	103,804	106,378
Long-term debt	92,500	95,000
Other non-current liabilities	19,419	20,615
Total liabilities	215,723	221,993
Commitments and contingencies
Stockholders’ equity:
Preferred stock--$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock--$0.0001 par value; 250,000 shares authorized; 42,401 and 41,879 shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively	4	4
Additional paid-in capital	20,954	10,122
Retained earnings	660,827	640,793
Accumulated other comprehensive loss	(875)	(946)
Total stockholders’ equity	680,910	649,973
Total liabilities and stockholders’ equity	$896,633	$871,966

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues	$145,375	$125,702
Cost of revenues	58,003	50,606
Gross margin	87,372	75,096
Operating expenses:
Research and development	37,582	32,930
Selling, general and administrative	29,153	25,402
Operating expenses	66,735	58,332
Operating income	20,637	16,764
Other income (expense):
Interest income	335	497
Interest expense	(842)	(33)
Other income (expense), net	(52)	(111)
Income before income taxes	20,078	17,117
Provision for income taxes	44	2,797

Net income	$20,034	$14,320

Earnings per share:
Basic	$0.47	$0.34
Diluted	$0.46	$0.33

Weighted-average common shares outstanding:
Basic	42,186	42,458
Diluted	43,110	43,850

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$20,034	$14,320

Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	(115)	699

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	44	(132)
Reclassification for losses included in net income	181	433

Other comprehensive income, before tax	110	1,000

Provision for income taxes	39	350

Other comprehensive income	71	650

Comprehensive income	$20,105	$14,970

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Operating Activities
Net income	$20,034	$14,320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	3,297	3,543
Amortization of other intangible assets and other assets	2,840	2,280
Stock-based compensation expense	6,260	6,693
Income tax benefit (detriment) from employee stock-based awards	(363)	2,656
Excess income tax benefit from employee stock-based awards	(217)	(2,426)
Deferred income taxes	7,521	3,101
Changes in operating assets and liabilities:
Accounts receivable	5,256	(6,074)
Inventories	(7,350)	447
Prepaid expenses and other assets	4,620	4,581
Accounts payable	2,356	4,209
Accrued expenses	(4,330)	(5,087)
Deferred income on shipments to distributors	(598)	3,307
Income taxes	(9,818)	(5,403)
Net cash provided by operating activities	29,508	26,147

Investing Activities
Purchases of available-for-sale investments	(78,851)	(82,845)
Proceeds from sales and maturities of available-for-sale investments	25,674	60,518
Purchases of property and equipment	(3,898)	(2,428)
Purchases of other assets	(1,228)	(850)
Net cash used in investing activities	(58,303)	(25,605)

Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	4,915	106
Excess income tax benefit from employee stock-based awards	217	2,426
Payments on debt	(2,500)	—
Net cash provided by financing activities	2,632	2,532

Increase (decrease) in cash and cash equivalents	(26,163)	3,074
Cash and cash equivalents at beginning of period	105,426	94,964
Cash and cash equivalents at end of period	$79,263	$98,038

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at March 30, 2013 and December 29, 2012, the condensed consolidated results of its operations for the three months ended March 30, 2013 and March 31, 2012, the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2013 and March 31, 2012, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012.  All intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated results of operations for the three months ended March 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 29, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 1, 2013.

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31.  Fiscal 2013 will have 52 weeks and fiscal 2012 had 52 weeks.  In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have an impact on the Company’s financial statements, but did amend the disclosures for accumulated other comprehensive loss.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$20,034	$14,320

Shares used in computing basic earnings per share	42,186	42,458

Effect of dilutive securities:
Stock options and other stock-based awards	924	1,392
Shares used in computing diluted earnings per share	43,110	43,850

Earnings per share:
Basic	$0.47	$0.34
Diluted	$0.46	$0.33

For the three months ended March 30, 2013 and March 31, 2012, approximately 0.6 million and 0.3 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of March 30, 2013 consisted of variable-rate demand notes, corporate bonds, municipal bonds, money market funds, U.S. Treasury bills, asset-backed securities, U.S. government bonds and international government bonds. The Company’s long-term investments consisted of auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of March 30, 2013, the Company held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $10.5 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of March 30, 2013, $4.5 million of the auction-rate securities had credit ratings of AAA, $6.0 million had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2033 to 2046 at March 30, 2013. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of March 30, 2013.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	March 30, 2013
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$32,034	$—	$—	$32,034
Available-for-sale securities:
Money market funds	44,590	—	—	44,590
Municipal bonds	2,314	—	—	2,314
U.S. Treasury bills	325	—	—	325
Total available-for-sale securities	47,229	—	—	47,229

Total cash and cash equivalents	$79,263	$—	$—	$79,263

Short-term Investments:
Available-for-sale securities:
Variable-rate demand notes	$64,185	$—	$—	$64,185
Corporate bonds	61,607	(7)	253	61,853
Municipal bonds	52,978	(10)	65	53,033
U.S. Treasury bills	20,322	—	1	20,323
Asset-backed securities	15,751	(2)	8	15,757
U.S. government bonds	12,633	—	25	12,658
International government bonds	1,983	—	16	1,999
Total short-term investments	$229,459	$(19)	$368	$229,808

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$12,450	$(1,261)	$—	$11,189
Total long-term investments	$12,450	$(1,261)	$—	$11,189

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of March 30, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$13,196	$(10)	$—	$—	$13,196	$(10)
Auction rate securities	—	—	11,189	(1,261)	11,189	(1,261)
Corporate bonds	6,989	(7)	—	—	6,989	(7)
Asset-backed securities	5,322	(2)	—	—	5,322	(2)
	$25,507	$(19)	$11,189	$(1,261)	$36,696	$(1,280)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of December 29, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$17,152	$(7)	$—	$—	$17,152	$(7)
Auction rate securities	—	—	11,369	(1,156)	11,369	(1,156)
Corporate bonds	9,543	(5)	—	—	9,543	(5)
	$26,695	$(12)	$11,369	$(1,156)	$38,064	$(1,168)

The gross unrealized losses as of March 30, 2013 and December 29, 2012 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at March 30, 2013 (in thousands):

	Cost	Fair Value
Due in one year or less	$121,784	$121,854
Due after one year through ten years	99,419	99,698
Due after ten years	67,935	66,674
	$289,138	$288,226

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

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of March 30, 2013, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	March 30, 2013	December 29, 2012
Interest rate swap	Other non-current liabilities	$433	$658

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Three Months Ended		Location of Loss	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Three Months Ended
	March 30, 2013	March 31, 2012	Reclassified into Income	March 30, 2013	March 31, 2012
Interest rate swaps	$44	$(132)	Rent expense	$—	$(433)
			Interest expense	(181)	—

The Company expects to reclassify $0.5 million of its interest rate swap losses included in accumulated other comprehensive loss as of March 30, 2013 into earnings in the next 12 months, which is offset by lower interest payments.

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

	Fair Value Measurements at March 30, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$44,590	$—	$—	$44,590
Municipal bonds	—	2,314	—	2,314
U.S. Treasury bills	325	—	—	325
Total cash equivalents	$44,915	$2,314	$—	$47,229

Short-term Investments:
Variable-rate demand notes	$—	$64,185	$—	$64,185
Corporate bonds	—	61,853	—	61,853
Municipal bonds	—	53,033	—	53,033
U.S. Treasury bills	20,323	—	—	20,323
Asset-backed securities	—	15,757	—	15,757
U.S. government bonds	12,658	—	—	12,658
International government bonds	—	1,999	—	1,999
Total short-term investments	$32,981	$196,827	$—	$229,808

Long-term Investments:
Auction rate securities	$—	$—	$11,189	$11,189
Total long-term investments	$—	$—	$11,189	$11,189

Total	$77,896	$199,141	$11,189	$288,226

Liabilities:
Derivative instruments	$—	$433	$—	$433
Total	$—	$433	$—	$433

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

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at March 30, 2013 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$11,189	Discounted cash flow	Estimated yield	1.26%

		Expected holding period	10 years

		Estimated discount rate	2.91%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the activity in Level 3 financial instruments for the three months ended March 30, 2013 (in thousands):

Assets

Auction Rate Securities
Balance at December 29, 2012	$11,369
Settlements	(75)
Losses included in other comprehensive income	(105)
Balance at March 30, 2013	$11,189

Liabilities

Contingent Consideration (1)
Balance at December 29, 2012	$2,750
Gain recognized in earnings (2)	(2,750)
Balance at March 30, 2013	$—

Net gain for the period included in earnings attributable to contingent consideration held at the end of the period:	$2,750

(1)         In connection with the acquisition of Ember, the Company recorded contingent consideration based upon the expected achievement of a milestone goal. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the discounted cash flow model are recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)         The Company reduced the estimated fair value of contingent consideration because it no longer expects the milestone goal to be achieved.

Fair values of other financial instruments

The fair value of the Company’s Term Loan Facility approximates its carrying values due to the variable interest rate feature of this instrument. The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	March 30, 2013	December 29, 2012
Work in progress	$44,726	$42,103
Finished goods	12,223	7,476
	$56,949	$49,579

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Debt

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

In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of March 30, 2013, the Company was in compliance with all covenants of the Credit Facilities.

As of March 30, 2013, the remaining contractual maturities of the Term Loan Facility were as follows (in thousands):

Fiscal Year
2013	$2,500
2014	7,500
2015	10,000
2016	10,000
2017	67,500
Total	$97,500

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of March 30, 2013, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 4, Derivative Financial Instruments, for additional information.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stockholders’ Equity

Common Stock

The Company issued 0.5 million shares of common stock during the three months ended March 30, 2013, net of 0.1 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Share Repurchase Programs

In January 2013, the Board of Directors authorized a share repurchase program to repurchase up to $50 million of the Company’s common stock through January 2014. In April 2012, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s common stock through January 2013. In October 2011, the Board of Directors adopted a share repurchase program to repurchase up to $50 million of the Company’s common stock through April 2012. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company did not repurchase any shares of its common stock during the three months ended March 30, 2013 or March 31, 2012.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Loss on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at December 29, 2012	$(428)	$(518)	$(946)

Other comprehensive income before reclassifications	28	(75)	(47)
Amount reclassified from accumulated other comprehensive loss	118	—	118
Net change for the period	146	(75)	71

Balance at March 30, 2013	$(282)	$(593)	$(875)

Reclassifications From Accumulated Other Comprehensive Loss

	Three Months Ended
Reclassification (in thousands)	March 30, 2013	March 31, 2012
Losses on cash flow hedges to:
Rent expense	$—	$(433)
Interest expense	(181)	—
	(181)	(433)
Income tax benefit	63	152
Total reclassifications	$(118)	$(281)

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

Stock-based compensation costs are based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of stock awards and restricted stock units (RSUs) equal their intrinsic value on the date of grant. The fair values of market-based performance awards generally are estimated using a Monte Carlo simulation based on the date of grant.

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of revenues	$253	$360
Research and development	3,339	3,602
Selling, general and administrative	2,668	2,731
	6,260	6,693
Income tax benefit	748	1,549
	$5,512	$5,144

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

The Company had approximately $60.0  million of total unrecognized compensation costs related to stock options and stock awards at March 30, 2013 that are expected to be recognized over a weighted-average period of 2.4 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

10.  Commitments and Contingencies

Patent Litigation

On May 13, 2012, MaxLinear, Inc., a Delaware corporation, filed a lawsuit against the Company in the United States District Court in the Southern District of California, San Diego Division, seeking a declaratory judgment that MaxLinear products do not infringe 19 of the Company’s patents and that such patents are invalid. The Company has counterclaimed accusing MaxLinear of infringing 9 of the Company’s patents, including 6 of the named 19 patents and 3 additional patents. The Company has asked the Court for a permanent injunction stopping the sale of all allegedly infringing MaxLinear products. MaxLinear has alleged that it does not infringe any of the Company’s 22 patents at issue in this case and that all 22 of the patents are invalid.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On July 17, 2012, the Company filed a lawsuit against MaxLinear in the United States District Court in the Southern District of California, San Diego Division, alleging infringement of one additional patent. The Company’s complaint seeks a permanent injunction stopping the sale of all allegedly infringing MaxLinear products.

On July 30, 2012, the Company filed a complaint in United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that 3 of MaxLinear’s patents are invalid and that the Company’s products do not infringe such patents. The Texas Court determined that the dispute concerning MaxLinear’s patents shall instead proceed in the California Court in the second lawsuit referenced above.

In this second lawsuit in the California Court, MaxLinear has counterclaimed alleging infringement of those 3 MaxLinear patents by a variety of the Company’s products, and has asked the Court for a permanent injunction stopping the sale of all allegedly infringing Company products. MaxLinear is also seeking a declaratory judgment that the Company’s patent asserted in this second lawsuit is not infringed and is invalid.

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

11. Related Party Transaction

On March 26, 2013, the Company entered into an agreement to purchase consulting services. The fees for such services were $250,000 during the three months ended March 30, 2013. Mr. Bock, the Company’s interim Chief Financial Officer, is also an independent contractor with the consulting entity.  Mr. Bock is not providing consulting services to the Company on behalf of the entity. Mr. Bock and the entity have agreed that Mr. Bock will receive no compensation in conjunction with the agreement. Mr. Bock abstained from the negotiations with respect to the agreement between the Company and the entity.

12. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $44 thousand and $2.8 million for the three months ended March 30, 2013 and March 31, 2012, respectively, resulting in effective tax rates of 0.2% and 16.3%, respectively. The effective tax rate for the three months ended March 30, 2013 decreased from the prior period, primarily due to the renewal of the federal research and development tax credit contained in the American Taxpayer Relief Act of 2012 (the “Act”), which was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development tax credit from January 1, 2012, through December 31, 2013. The effect of the change in the tax law related to fiscal 2012 is recognized in its entirety as a benefit to income tax expense in the three months ended March 30, 2013, the quarter in which the law was enacted.  The impact of this item was partially offset by a decrease in the deductibility of stock-based compensation expense in the three months ended March 30, 2013, primarily due to the prior period one-time increase in the deductibility of stock-based compensation expense in connection with the former CEO’s separation from the Company in 2012.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

At March 30, 2013, the Company had gross unrecognized tax benefits of $4.3 million, $4.1 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.3 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

The tax years 2006 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company’s 2009, 2010 and 2011 federal income tax returns are under examination by the U.S. Internal Revenue Service. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or results of operations.  The Company is not currently under audit in any other major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2013 will have 52 weeks and fiscal 2012 had 52 weeks. Our first quarter of fiscal 2013 ended March 30, 2013. Our first quarter of fiscal 2012 ended March 31, 2012.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In the first three months of fiscal 2013, we introduced the latest generation of our analog-tuned, analog/digital-display (ATxD) multiband radio ICs and a high-performance, ultra-low-power wireless transceiver optimized for China’s smart metering market. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the three months ended March 30, 2013, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the three months ended March 30, 2013. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended March 30, 2013.

The percentage of our revenues derived from outside of the United States was 89% during the three months ended March 30, 2013.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 30, 2013	March 31, 2012

Revenues	100.0%	100.0%
Cost of revenues	39.9	40.3
Gross margin	60.1	59.7
Operating expenses:
Research and development	25.9	26.2
Selling, general and administrative	20.0	20.2
Operating expenses	45.9	46.4
Operating income	14.2	13.3
Other income (expense):
Interest income	0.2	0.4
Interest expense	(0.6)	0.0
Other income (expense), net	0.0	(0.1)
Income before income taxes	13.8	13.6
Provision for income taxes	0.0	2.2
Net income	13.8%	11.4%

Revenues

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012	Change	% Change
Revenues	$145.4	$125.7	$19.7	15.7%

The growth in revenues in the recent period was due primarily to market share gains and the addition of product revenues from the acquisition of Ember in July 2012. Unit volumes of our products increased compared to the three months ended March 31, 2012 by 9.7%. Average selling prices increased during the same period by 5.4%. The average selling prices of our products may fluctuate significantly from period to period.  In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012	Change	% Change
Gross margin	$87.4	$75.1	$12.3	16.3%
Percent of revenue	60.1%	59.7%

The increase in the dollar amount of gross margin in the recent period was primarily due to our increased sales. We may experience declines in the average selling prices of certain of our products. This creates downward pressure on gross margin as a percentage of revenues and may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; 2) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; 3) achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or 4) reduce logistics costs.

Research and Development

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012	Change	% Change
Research and development	$37.6	$32.9	$4.7	14.1%
Percent of revenue	25.9%	26.2%

The increase in research and development expense in the recent period was principally due to (a) an increase of $2.5 million for personnel-related expenses, including personnel costs associated with the acquisition of Ember, (b) an increase of $0.6 million for the amortization of intangible assets, and (c) $0.5 million for the impairment of assets in the recent period. We expect that research and development expense will increase modestly in absolute dollars in the second quarter of 2013.

Recent development projects include the latest generation of our analog-tuned, analog/digital-display (ATxD) multiband radio ICs, a high-performance, ultra-low-power wireless transceiver optimized for China’s smart metering market, a digital RH and temperature “sensor-on-a-chip” solution, low-jitter clock buffers with high integration of clock tree functions, a crystal-less USB-to-I(2)S audio bridge designed to support a wide range of codecs and DACs, a family of digital isolators that are drop-in replacements for optocouplers, high-performance 8-bit microcontrollers featuring an integrated temperature sensor with best-in-class accuracy, two next-generation EZRadio® wireless ICs designed to simplify the addition of high-performance wireless connectivity to cost-sensitive embedded applications, advanced AM/FM receivers tuned for the high-end consumer and professional audio equipment market, a family of TV tuners offering both best-in-class RF performance and support for all worldwide TV standards, a multimedia demodulator that merges all DVB standards into a single-chip solution, isolated ADC converters designed specifically for the demands of mains line monitoring and a single-port PoE controller that brings “plug-and-play” simplicity to embedded PSE designs.

Selling, General and Administrative

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012	Change	% Change
Selling, general and administrative	$29.2	$25.4	$3.8	14.8%
Percent of revenue	20.0%	20.2%

The increase in selling, general and administrative expense in the recent period was principally due to increases of (a) $3.0 million for personnel-related expenses, and (b) $1.5 million for legal fees, primarily related to litigation. The increase was offset in part by a decline of $2.8 million in the fair value of acquisition-related contingent consideration in the recent period, as compared to a decline of $0.9 million in the fair value of contingent consideration in the prior period.  We expect that selling, general and administrative expense will increase modestly in absolute dollars in the second quarter of 2013.

Interest Income

Interest income for the three months ended March 30, 2013 was $0.3 million compared to $0.5 million for the three months ended March 31, 2012.

Interest Expense

Interest expense for the three months ended March 30, 2013 was $0.8 million compared to $33 thousand for the three months ended March 31, 2012. The increase in the recent period is principally due to interest on our Term Loan Facility under our Credit Agreement.

Other Income (Expense), Net

Other income (expense), net was $(0.1) million for the three months ended March 30, 2013 and March 31, 2012.

Provision for Income Taxes

	Three Months Ended
(in millions)	March 30, 2013	March 31, 2012	Change
Provision for income taxes	$0.0	$2.8	$(2.8)
Effective tax rate	0.2%	16.3%

The effective tax rate for the three months ended March 30, 2013 decreased from the prior period, primarily due to the renewal of the federal research and development tax credit contained in the American Taxpayer Relief Act of 2012 (the “Act”), which was enacted on January 2, 2013. The Act retroactively reinstated the federal research and development tax credit from January 1, 2012, through December 31, 2013. The effect of the change in the tax law related to fiscal 2012 is recognized in its entirety as a benefit to income tax expense in the three months ended March 30, 2013, the quarter in which the law was enacted.  The impact of this item was partially offset by a decrease in the deductibility of stock-based compensation expense in the three months ended March 30, 2013, primarily due to the prior period one-time increase in the deductibility of stock-based compensation expense in connection with the former CEO’s separation from the Company in 2012.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the second quarter of fiscal 2013 to be in the range of $140 to $146 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.30 to $0.36.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 30, 2013 consisted of $309.1 million in cash, cash equivalents and short-term investments, of which approximately $172.6 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of variable-rate demand notes, corporate bonds, municipal bonds, money market funds, U.S. Treasury bills, asset-backed securities, U.S. government bonds and international government bonds.

Our long-term investments consisted of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of March 30, 2013, we held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $29.5 million during the three months ended March 30, 2013, compared to net cash provided of $26.1 million during the three months ended March 31, 2012. Operating cash flows during the three months ended March 30, 2013 reflect our net income of $20.0 million, adjustments of $19.3 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $9.8 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $72.8 million at March 30, 2013 from $78.0 million at December 29, 2012. Our average days sales outstanding (DSO) was 45 days at March 30, 2013 and 46 days at December 29, 2012.

Inventory increased to $56.9 million at March 30, 2013 from $49.6 million at December 29, 2012. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. The increase in inventory resulted primarily from (a) actual demand for certain products not matching forecasted demand, and (b) a build in inventory in connection with new product ramps. Our average days of inventory (DOI) was 88 days at March 30, 2013 and 76 days at December 29, 2012.

Net cash used in investing activities was $58.3 million during the three months ended March 30, 2013, compared to net cash used of $25.6 million during the three months ended March 31, 2012. The increase in cash outflows was principally due to a decrease of $34.8 million from proceeds from sales and maturities of marketable securities.

We anticipate capital expenditures of approximately $14 to $18 million for fiscal 2013. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $2.6 million during the three months ended March 30, 2013, compared to net cash provided of $2.5 million during the three months ended March 31, 2012. In January 2013, our Board of Directors authorized a program to repurchase up to $50 million of our common stock through January 2014.

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

In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of March 30, 2013, the Company was in compliance with all covenants of the Credit Facilities. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Stock-based compensation — We recognize the fair-value of stock-based compensation transactions in the Consolidated Statements of Income. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance award grants is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and employee stock purchase plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 9, Stock-Based Compensation, to the Condensed Consolidated Financial Statements for additional information.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have an impact on our financial statements, but did amend the disclosures for accumulated other comprehensive loss.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of March 30, 2013 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of March 30, 2013 would decrease our annual interest income by approximately $1.2 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of March 30, 2013, we held $12.5 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended March 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Patent Litigation

On May 13, 2012, MaxLinear, Inc., a Delaware corporation, filed a lawsuit against us in the United States District Court in the Southern District of California, San Diego Division, seeking a declaratory judgment that MaxLinear products do not infringe 19 of our patents and that such patents are invalid. We have counterclaimed accusing MaxLinear of infringing 9 of our patents, including 6 of the named 19 patents and 3 additional patents. We have asked the Court for a permanent injunction stopping the sale of all allegedly infringing MaxLinear products. MaxLinear has alleged that it does not infringe any of our 22 patents at issue in this case and that all 22 of the patents are invalid.

On July 17, 2012, we filed a lawsuit against MaxLinear in the United States District Court in the Southern District of California, San Diego Division, alleging infringement of one additional patent. Our complaint seeks a permanent injunction stopping the sale of all allegedly infringing MaxLinear products.

On July 30, 2012, we filed a complaint in United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that 3 of MaxLinear’s patents are invalid and that our products do not infringe such patents.  The Texas Court determined that the dispute concerning MaxLinear’s patents shall instead proceed in the California Court in the second lawsuit referenced above.

In this second lawsuit in the California Court, MaxLinear has counterclaimed alleging infringement of those 3 MaxLinear patents by a variety of our products, and has asked the Court for a permanent injunction stopping the sale of all of our allegedly infringing products. MaxLinear is also seeking a declaratory judgment that our patent asserted in this second lawsuit is not infringed and is invalid.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended March 30, 2013 was $37.6 million, or 25.9% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended March 30, 2013, our ten largest customers accounted for 45% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 89% during the three months ended March 30, 2013. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

Customer demands and new regulations related to conflict-free minerals may adversely affect us

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products, whether or not these products are manufactured by third parties. These new requirements could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. We may also encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000.

The following table summarizes repurchases of our common stock during the three months ended March 30, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2012 — January 26, 2013	—	$—	—	$50,000

January 27, 2013 — February 23, 2013	—	$—	—	$50,000

February 24, 2013 — March 30, 2013	—	$—	—	$50,000
Total	—	$—	—

In January 2013, our Board of Directors authorized a program to repurchase up to $50 million of our common stock through January 2014. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1*+	Silicon Laboratories Inc. 2013 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2013).

10.2*+	Compensation Agreement dated March 13, 2013 between Silicon Laboratories Inc. and William G. Bock (filed as Exhibit 10.1 to the Form 8-K/A filed on March 14, 2013).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference to the indicated filing.

+  Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

April 24, 2013	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle President and Chief Executive Officer (Principal Executive Officer)

April 24, 2013	/s/ William G. Bock
Date	William G. Bock Senior Vice President and Chief Financial Officer (Principal Financial Officer)