Form 10-Q
period 2013-06-29
SILICON LABORATORIES INC
filed 2013-07-25
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

As of July 17, 2013, 42,713,543 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 29, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$193,468	$105,426
Short-term investments	151,423	176,565
Accounts receivable, net of allowances for doubtful accounts of $720 at June 29, 2013 and $670 at December 29, 2012	68,635	78,023
Inventories	50,659	49,579
Deferred income taxes	16,387	16,652
Prepaid expenses and other current assets	46,356	41,437
Total current assets	526,928	467,682
Long-term investments	10,197	11,369
Property and equipment, net	135,006	135,271
Goodwill	130,265	130,265
Other intangible assets, net	85,115	90,750
Other assets, net	25,510	36,629
Total assets	$913,021	$871,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,952	$29,622
Current portion of long-term debt	5,000	5,000
Accrued expenses	36,012	40,410
Deferred income on shipments to distributors	30,552	30,259
Income taxes	926	1,087
Total current liabilities	98,442	106,378
Long-term debt	91,250	95,000
Other non-current liabilities	17,978	20,615
Total liabilities	207,670	221,993
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 42,668 and 41,879 shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively	4	4
Additional paid-in capital	32,837	10,122
Retained earnings	673,439	640,793
Accumulated other comprehensive loss	(929)	(946)
Total stockholders’ equity	705,351	649,973
Total liabilities and stockholders’ equity	$913,021	$871,966

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$141,543	$135,670	$286,918	$261,372
Cost of revenues	52,770	52,868	110,773	103,474
Gross margin	88,773	82,802	176,145	157,898
Operating expenses:
Research and development	37,387	34,245	74,969	67,175
Selling, general and administrative	32,357	32,178	61,510	57,580
Operating expenses	69,744	66,423	136,479	124,755
Operating income	19,029	16,379	39,666	33,143
Other income (expense):
Interest income	152	363	487	860
Interest expense	(831)	(32)	(1,673)	(65)
Other income (expense), net	114	1,079	62	968
Income before income taxes	18,464	17,789	38,542	34,906
Provision (benefit) for income taxes	5,852	(2,720)	5,896	77

Net income	$12,612	$20,509	$32,646	$34,829

Earnings per share:
Basic	$0.30	$0.48	$0.77	$0.82
Diluted	$0.29	$0.47	$0.76	$0.80

Weighted-average common shares outstanding:
Basic	42,552	42,655	42,370	42,556
Diluted	43,269	43,423	43,191	43,637

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net income	$12,612	$20,509	$32,646	$34,829

Other comprehensive income, before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	(1,093)	(182)	(1,207)	517
Reclassification for gains included in net income	(232)	—	(232)	—

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	1,101	(6)	1,144	(138)
Reclassification for losses included in net income	141	447	322	880

Other comprehensive income (loss), before tax	(83)	259	27	1,259

Provision (benefit) for income taxes	(29)	91	10	440

Other comprehensive income (loss)	(54)	168	17	819

Comprehensive income	$12,558	$20,677	$32,663	$35,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating Activities
Net income	$32,646	$34,829
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	6,634	6,749
Amortization of other intangible assets and other assets	5,635	4,559
Stock-based compensation expense	13,684	15,865
Income tax benefit (detriment) from employee stock-based awards	(489)	2,627
Excess income tax benefit from employee stock-based awards	(243)	(2,450)
Deferred income taxes	9,277	1,625
Changes in operating assets and liabilities:
Accounts receivable	9,388	(17,315)
Inventories	(1,028)	(1,299)
Prepaid expenses and other assets	5,023	4,806
Accounts payable	(2,271)	8,766
Accrued expenses	(6,013)	(5,203)
Deferred income on shipments to distributors	293	1,372
Income taxes	(6,439)	(13,672)
Net cash provided by operating activities	66,097	41,259

Investing Activities
Purchases of available-for-sale investments	(121,994)	(105,169)
Proceeds from sales and maturities of available-for-sale investments	146,870	186,514
Purchases of property and equipment	(6,498)	(5,095)
Purchases of other assets	(2,438)	(7,919)
Net cash provided by investing activities	15,940	68,331

Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	9,512	2,922
Excess income tax benefit from employee stock-based awards	243	2,450
Repurchases of common stock	—	(36,173)
Payments on debt	(3,750)	—
Net cash provided by (used) in financing activities	6,005	(30,801)

Increase in cash and cash equivalents	88,042	78,789
Cash and cash equivalents at beginning of period	105,426	94,964
Cash and cash equivalents at end of period	$193,468	$173,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at June 29, 2013 and December 29, 2012, the condensed consolidated results of its operations for the three and six months ended June 29, 2013 and June 30, 2012, the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2013 and June 30, 2012, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012.  All intercompany balances and transactions have been eliminated in consolidation.  The condensed consolidated results of operations for the three and six months ended June 29, 2013 are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$12,612	$20,509	$32,646	$34,829

Shares used in computing basic earnings per share	42,552	42,655	42,370	42,556

Effect of dilutive securities:
Stock options and other stock-based awards	717	768	821	1,081
Shares used in computing diluted earnings per share	43,269	43,423	43,191	43,637

Earnings per share:
Basic	$0.30	$0.48	$0.77	$0.82
Diluted	$0.29	$0.47	$0.76	$0.80

For the three months ended June 29, 2013 and June 30, 2012 and the six months ended June 29, 2013 and June 30, 2012, approximately 0.5 million, 1.2 million, 0.4 million and 0.8 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of June 29, 2013 consisted of money market funds, municipal bonds, variable-rate demand notes, corporate bonds, certificates of deposit, international government bonds and commercial paper. The Company’s long-term investments consisted of auction-rate securities. Early in fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of June 29, 2013, the Company held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $10.4 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of June 29, 2013, $6.0 million had credit ratings of AA, $2.0 million had a credit rating of A and $4.4 million of the auction-rate securities had credit ratings of BBB. These securities have contractual maturity dates ranging from 2033 to 2046 at June 29, 2013. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of June 29, 2013.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	June 29, 2013
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$67,854	$—	$—	$67,854
Available-for-sale securities:
Money market funds	119,064	—	—	119,064
Certificates of deposit	5,550	—	—	5,550
Commercial paper	1,000	—	—	1,000
Total available-for-sale securities	125,614	—	—	125,614

Total cash and cash equivalents	$193,468	$—	$—	$193,468

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$79,400	$(95)	$50	$79,355
Variable-rate demand notes	56,007	—	—	56,007
Corporate bonds	13,040	(1)	38	13,077
Certificates of deposit	1,858	—	—	1,858
International government bonds	1,126	—	—	1,126
Total short-term investments	$151,431	$(96)	$88	$151,423

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$12,425	$(2,228)	$—	$10,197
Total long-term investments	$12,425	$(2,228)	$—	$10,197

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of June 29, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$32,598	$(95)	$—	$—	$32,598	$(95)
Auction rate securities	—	—	10,197	(2,228)	10,197	(2,228)
Corporate bonds	1,155	(1)	—	—	1,155	(1)
	$33,753	$(96)	$10,197	$(2,228)	$43,950	$(2,324)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of December 29, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$17,152	$(7)	$—	$—	$17,152	$(7)
Auction rate securities	—	—	11,369	(1,156)	11,369	(1,156)
Corporate bonds	9,543	(5)	—	—	9,543	(5)
	$26,695	$(12)	$11,369	$(1,156)	$38,064	$(1,168)

The gross unrealized losses as of June 29, 2013 and December 29, 2012 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at June 29, 2013 (in thousands):

	Cost	Fair Value
Due in one year or less	$163,015	$163,035
Due after one year through ten years	64,223	64,195
Due after ten years	62,232	60,004
	$289,470	$287,234

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

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of June 29, 2013, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	June 29, 2013	December 29, 2012
Interest rate swap	Other assets, net	$808	$—
	Other non-current liabilities	—	658

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:			Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Loss	Three Months Ended
	June 29, 2013	June 30, 2012	Reclassified into Income	June 29, 2013	June 30, 2012
Interest rate swaps	$1,101	$(6)	Rent expense	$—	$(447)
			Interest expense	(141)	—

	Six Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012		June 29, 2013	June 30, 2012
Interest rate swaps	$1,144	$(138)	Rent expense	$—	$(880)
			Interest expense	(322)	—

The Company expects to reclassify $0.5 million of its interest rate swap losses included in accumulated other comprehensive loss as of June 29, 2013 into earnings in the next 12 months, which would be offset by lower interest payments.

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

	Fair Value Measurements at June 29, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$119,064	$—	$—	$119,064
Commercial paper	—	1,000	—	1,000
Certificates of deposit	—	5,550	—	5,550
Total cash equivalents	$119,064	$6,550	$—	$125,614

Short-term Investments:
Municipal bonds	$—	$79,355	$—	$79,355
Variable-rate demand notes	—	56,007	—	56,007
Corporate bonds	—	13,077	—	13,077
Certificates of deposit	—	1,858	—	1,858
International government bonds	—	1,126	—	1,126
Total short-term investments	$—	$151,423	$—	$151,423

Long-term Investments:
Auction rate securities	$—	$—	$10,197	$10,197
Total long-term investments	$—	$—	$10,197	$10,197

Other assets, net:
Derivative instruments	$—	$808	$—	$808
Total	$—	$808	$—	$808

Total	$119,064	$158,781	$10,197	$288,042

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

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at June 29, 2013 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$10,197	Discounted cash flow	Estimated yield	1.09%

		Expected holding period	10 years

		Estimated discount rate	3.71%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the activity in Level 3 financial instruments for the three and six months ended June 29, 2013 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Six Months Ended
Beginning balance	$11,189	$11,369
Settlements	(25)	(100)
Losses included in other comprehensive income	(967)	(1,072)
Balance at June 29, 2013	$10,197	$10,197

Liabilities

Contingent Consideration (1)	Three Months Ended	Six Months Ended
Beginning balance	$—	$2,750
Gain recognized in earnings (2)	—	(2,750)
Balance at June 29, 2013	$—	$—

(1)         In connection with the acquisition of Ember, the Company recorded contingent consideration based upon the expected achievement of a milestone goal. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the discounted cash flow model are recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)         The Company reduced the estimated fair value of contingent consideration because the milestone goal was not achieved.

Fair values of other financial instruments

The fair value of the Company’s Term Loan Facility approximates its carrying values due to the variable interest rate feature of this instrument. The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	June 29, 2013	December 29, 2012
Work in progress	$37,399	$42,103
Finished goods	13,260	7,476
	$50,659	$49,579

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

In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of June 29, 2013, the Company was in compliance with all covenants of the Credit Facilities.

As of June 29, 2013, the remaining contractual maturities of the Term Loan Facility were as follows (in thousands):

Fiscal Year
2013	$1,250
2014	7,500
2015	10,000
2016	10,000
2017	67,500
Total	$96,250

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of June 29, 2013, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 4, Derivative Financial Instruments, for additional information.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Stockholders’ Equity

Common Stock

The Company issued 0.8 million shares of common stock during the six months ended June 29, 2013, net of 0.1 million shares withheld to satisfy employee tax obligations for the vesting of certain stock grants made under the Company’s stock incentive plans.

Share Repurchase Programs

In January 2013, the Board of Directors authorized a share repurchase program to repurchase up to $50 million of the Company’s common stock through January 2014. In April 2012, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s common stock through January 2013. In October 2011, the Board of Directors adopted a share repurchase program to repurchase up to $50 million of the Company’s common stock through April 2012. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company did not repurchase any shares of its common stock during the six months ended June 29, 2013. The Company repurchased 1.1 million shares of its common stock for $38.8 million during the six months ended June 30, 2012.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at December 29, 2012	$(428)	$(518)	$(946)

Other comprehensive income (loss) before reclassifications	744	(785)	(41)
Amount reclassified from accumulated other comprehensive loss	209	(151)	58
Net change for the period	953	(936)	17

Balance at June 29, 2013	$525	$(1,454)	$(929)

Reclassifications From Accumulated Other Comprehensive Loss

	Three Months Ended		Six Months Ended
Reclassification (in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Losses on cash flow hedges to:
Rent expense	$—	$(447)	$—	$(880)
Interest expense	(141)	—	(322)	—

Gains on available-for-sales securities to:
Interest income	232	—	232	—
	91	(447)	(90)	(880)

Income tax (provision) benefit	(32)	156	32	308
Total reclassifications	$59	$(291)	$(58)	$(572)

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of revenues	$263	$317	$517	$677
Research and development	3,483	2,954	6,821	6,556
Selling, general and administrative	3,678	5,901	6,346	8,632
	7,424	9,172	13,684	15,865
Income tax benefit	170	1,661	918	3,210
	$7,254	$7,511	$12,766	$12,655

The Company recorded $2.6 million and $1.4 million in selling, general and administrative expense during the three and six months ended June 30, 2012, respectively, in connection with modifications to certain stock awards. The Company accelerated the vesting of certain RSUs and market stock units (MSUs) and extended the exercise period of stock options pursuant to a separation agreement between the Company and its former CEO. Stock compensation for the six months ended June 30, 2012 also included the reversal of previously recognized stock compensation for the modified awards.

The Company had approximately $54.7 million of total unrecognized compensation costs related to stock awards at June 29, 2013 that are expected to be recognized over a weighted-average period of 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

10.  Commitments and Contingencies

Patent Litigation

On May 13, 2012, MaxLinear, Inc., a Delaware corporation, filed a lawsuit against the Company in the United States District Court in the Southern District of California, San Diego Division, seeking a declaratory judgment that MaxLinear products do not infringe 19 of the Company’s patents and that such patents are invalid. The Company has counterclaimed accusing MaxLinear of infringing 9 of the Company’s patents, including 6 of the named 19 patents and 3 additional patents. The Company has asked the Court for a permanent injunction stopping the sale of all allegedly infringing MaxLinear products. On May 3, 2013, the Court dismissed MaxLinear’s claims seeking a declaratory judgment that 13 of the patents are invalid and not infringed by MaxLinear. MaxLinear has alleged that it does not infringe any of the Company’s 9 patents currently at issue in this lawsuit and that all 9 of the patents are invalid.

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

On May 16, 2013, MaxLinear filed a lawsuit against the Company in the United States District Court in the Southern District of California, San Diego Division, alleging infringement of 5 MaxLinear patents by a variety of the Company’s products, and has asked the Court for a permanent injunction stopping the sale of all allegedly infringing Company products.

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

11. Related Party Transaction

On March 26, 2013, the Company entered into an agreement to purchase consulting services in connection with the acquisition of Energy Micro. The fees for such services were $250,000 during the six months ended June 29, 2013. The Company expects to pay an additional approximately $1.3 million in fees during the three months ending September 28, 2013. Mr. Bock, the Company’s President, is also an independent contractor with the consulting entity. Mr. Bock is not providing consulting services to the Company on behalf of the entity. Mr. Bock and the entity have agreed that Mr. Bock will receive no compensation in conjunction with the agreement. Mr. Bock abstained from the negotiations with respect to the agreement between the Company and the entity.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $5.9 million and $(2.7) million for the three months ended June 29, 2013 and June 30, 2012, respectively, resulting in effective tax rates of 31.7% and (15.3)%, respectively. Income tax expense was $5.9 million and $0.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively, resulting in effective tax rates of 15.3% and 0.2%, respectively. The effective tax rates for the three and six months ended June 29, 2013 increased from the prior periods, primarily due to the release during the prior period of unrecognized tax benefits that were determined to be effectively settled during 2012, as well as a valuation allowance recorded in the current period related to deferred tax assets for state net operating losses and research and development tax credits that the Company determined are not more likely than not to be realized. These increases were partially offset by the recognition of the fiscal 2013 federal research and development tax credit due to the enactment of the American Taxpayer Relief Act of 2012 (the “Act”) on January 2, 2013. In the six months ended June 29, 2013, the increase was further offset by the effect of the renewal of the fiscal 2012 federal research and development tax credit contained in the Act, which was recognized in its entirety as a benefit to income tax expense in the quarter in which the law was enacted.

At June 29, 2013, the Company had gross unrecognized tax benefits of $4.2 million, $4.1 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.4 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

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

13. Subsequent Event

Acquisition

On July 1, 2013, the Company acquired Energy Micro AS, a late-stage private company. Energy Micro designed and developed power-efficient 32-bit microcontrollers and multi-protocol wireless RF solutions based on ARM® Cortex-M architecture. Energy Micro’s energy-friendly solutions are designed to enable a broad range of power-sensitive applications for the Internet of Things (IoT), smart energy, home automation, security and portable electronics markets.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company acquired Energy Micro for 1) initial cash consideration of $115.0 million plus an amount equal to the sum of Energy Micro’s current assets minus the sum of (a) current liabilities and (b) debt as of the acquisition date, and 2) deferred consideration in the form of a promissory note, which will be exchanged for approximately 0.5 million shares of the Company’s restricted stock after a mandatory two-month creditor notice. Potential additional consideration of up to approximately $33.3 million (the “Earn-Out”) is payable based on the extent to which the annual revenue growth rate from certain Energy Micro and Silicon Laboratories products exceeds 25% per year, over a five-year period from fiscal 2014 through 2018. A portion of the Earn-Out is contingent on the continued employment of certain key employees for the three years following the acquisition date.

The Company will record the purchase of Energy Micro using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Energy Micro’s operations will be included in the Company’s consolidated results of operations beginning on the date of the acquisition.

The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed. The Company expects to complete its initial purchase price allocation in the third quarter of fiscal 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2013 will have 52 weeks and fiscal 2012 had 52 weeks. Our second quarter of fiscal 2013 ended June 29, 2013. Our second quarter of fiscal 2012 ended June 30, 2012.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including communications, consumer, industrial and automotive. Our major customers include Cisco, Harman Becker, Huawei, LG Electronics, Pace, Panasonic, Samsung, Technicolor, Varian Medical Systems and ZTE.

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

•                  Broadcast products, which include our broadcast audio and video products; and

•                  Access products, which include our Voice over IP (VoIP) products, embedded modems and our Power over Ethernet (PoE) devices.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. In the first six months of fiscal 2013, we introduced highly integrated microelectromechanical system (MEMS)-based oscillators designed to replace general-purpose crystal oscillators (XOs) in cost-sensitive, low-power and high-volume industrial, embedded and consumer electronics applications; ultra-small and low-power PCI Express (PCIe) clock generators; XOs that meet ultra-low jitter requirements for cloud computing and networking equipment; digital complementary metal oxide semiconductor (CMOS)-based drop-in replacement solutions for opto-drivers; a single-chip digital radio receiver developed for the global portable and consumer electronics markets; next-generation analog-tuned, analog/digital-display (ATxD) multiband radio ICs; and a high-performance, ultra-low-power sub-GHz wireless transceiver optimized for China’s smart metering market. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the six months ended June 29, 2013, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the six months ended June 29, 2013. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended June 29, 2013.

The percentage of our revenues derived from outside of the United States was 88% during the six months ended June 29, 2013.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.3	39.0	38.6	39.6
Gross margin	62.7	61.0	61.4	60.4

Operating expenses:
Research and development	26.4	25.2	26.1	25.7
Selling, general and administrative	22.9	23.7	21.5	22.0
Operating expenses	49.3	48.9	47.6	47.7

Operating income	13.4	12.1	13.8	12.7

Other income (expense):
Interest income	0.1	0.3	0.2	0.3
Interest expense	(0.6)	0.0	(0.5)	0.0
Other income (expense), net	0.1	0.7	0.0	0.3
Income before income taxes	13.0	13.1	13.5	13.3
Provision (benefit) for income taxes	4.1	(2.0)	2.1	0.0
Net income	8.9%	15.1%	11.4%	13.3%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	Change	% Change	June 29, 2013	June 30, 2012	Change	% Change
Revenues	$141.5	$135.7	$5.8	4.3%	$286.9	$261.4	$25.5	9.8%

The growth in revenues in the recent three and six month periods was due primarily to market share gains in video ICs and the addition of revenues from the acquisition of Ember in July 2012. Revenue growth was offset in part by declines in revenue for our audio and touch controller ICs. Revenue for our audio ICs decreased primarily due to declines in market share from competing products. Revenue for our touch controller ICs declined due to our planned exit from this market. Unit volumes of our products decreased compared to the three and six months ended June 30, 2012 by 11.2% and 1.0%, respectively. Average selling prices increased during the same periods by 17.4% and 10.8%, respectively.

The average selling prices of our products may fluctuate significantly from period to period.  In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended				Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	Change	% Change	June 29, 2013	June 30, 2012	Change	% Change
Gross margin	$88.8	$82.8	$6.0	7.2%	$176.1	$157.9	$18.2	11.6%
Percent of revenue	62.7%	61.0%			61.4%	60.4%

The increase in the dollar amount of gross margin in the recent three and six month periods was primarily due to higher market demand for our video and microcontroller ICs. The increase in gross margin as a percent of revenue for these periods was due primarily to (a) declines in demand for our ICs sold into mobile handset markets, which generally have a lower gross margin percentage than our average, and (b) increases in demand for our timing ICs, which have a higher gross margin percentage than our average.

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

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	Change	% Change	June 29, 2013	June 30, 2012	Change	% Change
Research and development	$37.4	$34.2	$3.2	9.2%	$75.0	$67.2	$7.8	11.6%
Percent of revenue	26.4%	25.2%			26.1%	25.7%

The increase in research and development expense in the recent three and six month periods was principally due to (a) increases of $3.3 million and $5.7 million, respectively, for personnel-related expenses, including personnel costs associated with (i) increased headcount, and (ii) the acquisition of Ember, and (b) increases of $0.5 million and $1.1 million, respectively, for the amortization of intangible assets primarily related to our acquisition of Ember. We expect that research and development expense will increase in absolute dollars in the third quarter of 2013, primarily due to costs associated with the acquisition of Energy Micro.

Recent development projects include highly integrated MEMS-based oscillators designed to replace general-purpose XOs in cost-sensitive, low-power and high-volume industrial, embedded and consumer electronics applications; ultra-small and low-power PCIe clock generators; XOs that meet ultra-low jitter requirements for cloud computing and networking equipment; digital CMOS-based drop-in replacement solutions for opto-drivers; a single-chip digital radio receiver developed for the global portable and consumer electronics markets; next-generation analog-tuned, analog/digital-display (ATxD) multiband radio ICs; a high-performance, ultra-low-power sub-GHz wireless transceiver optimized for China’s smart metering market; a digital RH and temperature “sensor-on-a-chip” solution; low-jitter clock buffers with high integration of clock tree functions; a crystal-less USB-to-I2S audio bridge designed to support a wide range of codecs and DACs; a family of digital isolators that are drop-in replacements for optocouplers; high-performance 8-bit microcontrollers featuring an integrated temperature sensor with best-in-class accuracy; two next-generation EZRadio® wireless ICs designed to simplify the addition of high-performance wireless connectivity to cost-sensitive embedded applications; and advanced AM/FM receivers tuned for the high-end consumer and professional audio equipment market.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	Change	% Change	June 29, 2013	June 30, 2012	Change	% Change
Selling, general and administrative	$32.4	$32.2	$0.2	0.6%	$61.5	$57.6	$3.9	6.8%
Percent of revenue	22.9%	23.7%			21.5%	22.0%

The increase in selling, general and administrative expense in the recent three month period was principally due to increases of (a) $2.0 million for personnel-related expenses, primarily related to increased headcount, (b) $0.7 million for legal fees, primarily related to acquisition-related costs and litigation, and (c) $0.4 million for sales commissions. The increase for the three month period was offset in part by a decrease of $3.5 million for severance, due primarily to charges in the prior period related to a separation agreement between us and our former CEO. The increase in selling, general and administrative expense in the recent six month period was principally due to increases of (a) $2.9 million for personnel-related expenses, primarily related to increased headcount, (b) $2.3 million for legal fees, and (c) $0.9 million for sales commissions. The increase for the six month period was offset in part by (a) a decrease of $1.4 million for severance, and (b) a decline of $2.8 million in the fair value of acquisition-related contingent consideration in the recent period, as compared to a decline of $0.9 million in the fair value of contingent consideration in the prior period. We expect that selling, general and administrative expense will increase in absolute dollars in the third quarter of 2013, primarily due to costs associated with the acquisition of Energy Micro.

Interest Income

Interest income for the three and six months ended June 29, 2013 was $0.2 million and $0.5 million, respectively, compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2012, respectively.

Interest Expense

Interest expense for the three and six months ended June 29, 2013 was $0.8 million and $1.7 million, respectively, compared to $32 thousand and $65 thousand for the three and six months ended June 30, 2012, respectively. The increase in the recent periods was principally due to interest on our Term Loan Facility under our Credit Agreement.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 29, 2013 was $0.1, compared to $1.1 million and $1.0 million for the three and six months ended June 30, 2012, respectively.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	June 29, 2013	June 30, 2012	Change	June 29, 2013	June 30, 2012	Change
Provision (benefit) for income taxes	$5.9	$(2.7)	$8.6	$5.9	$0.1	$5.8
Effective tax rate	31.7%	(15.3)%		15.3%	0.2%

The effective tax rates for the three and six months ended June 29, 2013 increased from the prior periods, primarily due to the release during the prior period of unrecognized tax benefits that were determined to be effectively settled during 2012, as well as a valuation allowance recorded in the current period related to deferred tax assets for state net operating losses and research and development tax credits that we determined are not more likely than not to be realized. These increases were partially offset by the recognition of the fiscal 2013 federal research and development tax credit due to the enactment of the American Taxpayer Relief Act of 2012 (the “Act”) on January 2, 2013. In the six months ended June 29, 2013, the increase was further offset by the effect of the renewal of the fiscal 2012 federal research and development tax credit contained in the Act, which was recognized in its entirety as a benefit to income tax expense in the quarter in which the law was enacted.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the third quarter of fiscal 2013 to be in the range of $144 to $149 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.09 to $0.13.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 29, 2013 consisted of $344.9 million in cash, cash equivalents and short-term investments, of which approximately $162.0 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of money market funds, municipal bonds, variable-rate demand notes, corporate bonds, certificates of deposit, international government bonds and commercial paper.

Our long-term investments consisted of auction-rate securities. Early in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of June 29, 2013, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $66.1 million during the six months ended June 29, 2013, compared to net cash provided of $41.3 million during the six months ended June 30, 2012. Operating cash flows during the six months ended June 29, 2013 reflect our net income of $32.6 million, adjustments of $34.5 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $1.0 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $68.6 million at June 29, 2013 from $78.0 million at December 29, 2012. Our average days sales outstanding (DSO) was 44 days at June 29, 2013 and 46 days at December 29, 2012.

Inventory increased to $50.7 million at June 29, 2013 from $49.6 million at December 29, 2012. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 86 days at June 29, 2013 and 76 days at December 29, 2012.

Net cash provided by investing activities was $15.9 million during the six months ended June 29, 2013, compared to net cash provided of $68.3 million during the six months ended June 30, 2012. The decrease in cash inflows was principally due to a decrease of $56.5 million from net proceeds from sales and maturities of marketable securities.

We anticipate capital expenditures of approximately $14 to $16 million for fiscal 2013. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $6.0 million during the six months ended June 29, 2013, compared to net cash used of $30.8 million during the six months ended June 30, 2012. The increase in cash inflows was principally due to a decline of $36.2 million for repurchases of our common stock. In January 2013, our Board of Directors authorized a program to repurchase up to $50 million of our common stock through January 2014.

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

In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of June 29, 2013, the Company was in compliance with all covenants of the Credit Facilities. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of June 29, 2013 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of June 29, 2013 would decrease our annual interest income by approximately $0.6 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

Beginning in fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of June 29, 2013, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 29, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended June 29, 2013 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Patent Litigation

On May 13, 2012, MaxLinear, Inc., a Delaware corporation, filed a lawsuit against us in the United States District Court in the Southern District of California, San Diego Division, seeking a declaratory judgment that MaxLinear products do not infringe 19 of our patents and that such patents are invalid. We have counterclaimed accusing MaxLinear of infringing 9 of our patents, including 6 of the named 19 patents and 3 additional patents. We have asked the Court for a permanent injunction stopping the sale of all allegedly infringing MaxLinear products. On May 3, 2013, the Court dismissed MaxLinear’s claims seeking a declaratory judgment that 13 of the patents are invalid and not infringed by MaxLinear. MaxLinear has alleged that it does not infringe any of our 9 patents currently at issue in this lawsuit and that all 9 of the patents are invalid.

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

On May 16, 2013, MaxLinear filed a lawsuit against us in the United States District Court in the Southern District of California, San Diego Division, alleging infringement of 5 MaxLinear patents by a variety of our products, and has asked the Court for a permanent injunction stopping the sale of all allegedly infringing products.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended June 29, 2013 was $75.0 million, or 26.1% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the six months ended June 29, 2013, our ten largest customers accounted for 42% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We monitor the financial condition of our third-party foundries and subcontractor partners. In April 2013, we received notice that Telefunken Semiconductors GmbH & Co (TSG), a wafer supplier for our high-voltage products, had filed an insolvency proceeding in Germany. While information available is limited, we have been informed by TSG that they are attempting to reorganize under applicable German bankruptcy law. If TSG’s reorganization is unsuccessful, supply of the wafers provided to us by TSG could be reduced or discontinued. If such an event were to occur, the time it would take to transition TSG’s services to new providers could be significant. Such a transition may also require qualification of the new providers by our customers or their end customers. We have accumulated a limited supply of inventory of the affected products. However, during a transition period, we might not be able to fulfill demand for such products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition. Any reduction in the supply for these products could significantly reduce our revenues, which would adversely affect our operating results.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 88% during the six months ended June 29, 2013. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended June 29, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2013 – April 27, 2013	—	$—	—	$50,000

April 28, 2013 – May 25, 2013	—	$—	—	$50,000

May 26, 2013 – June 29, 2013	—	$—	—	$50,000
Total	—	$—	—

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

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit Number

2.1*

Share Purchase Agreement, dated June 6, 2013, by and between Silicon Laboratories International Pte. Ltd. and Energy AS and Silicon Laboratories Inc. (filed as Exhibit 2.1 to the Form 8-K filed on June 7, 2013).

3.1*

Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the “IPO Registration Statement”)).

3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1*+	Compensation Agreement dated May 23, 2013 between Silicon Laboratories Inc. and William G. Bock (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2013).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*  Incorporated herein by reference to the indicated filing.

+  Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

July 25, 2013	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle
Chief Executive Officer
(Principal Executive Officer)

July 25, 2013	/s/ John C. Hollister

Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)