Form 10-Q
period 2013-09-28
SILICON LABORATORIES INC
filed 2013-10-24
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

As of October 16, 2013, 43,121,582 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$116,539	$105,426
Short-term investments	153,857	176,565
Accounts receivable, net of allowances for doubtful accounts of $717 at September 28, 2013 and $670 at December 29, 2012	68,499	78,023
Inventories	44,817	49,579
Deferred income taxes	17,356	16,652
Prepaid expenses and other current assets	51,097	41,437
Total current assets	452,165	467,682
Long-term investments	10,671	11,369
Property and equipment, net	134,398	135,271
Goodwill	227,289	130,265
Other intangible assets, net	136,054	90,750
Other assets, net	39,150	36,629
Total assets	$999,727	$871,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,885	$29,622
Current portion of long-term debt	5,000	5,000
Accrued expenses	42,639	40,410
Deferred income on shipments to distributors	29,876	30,259
Income taxes	1,457	1,087
Total current liabilities	103,857	106,378
Long-term debt	91,250	95,000
Other non-current liabilities	70,342	20,615
Total liabilities	265,449	221,993
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 43,093 and 41,879 shares issued and outstanding at September 28, 2013 and December 29, 2012, respectively	4	4
Additional paid-in capital	55,085	10,122
Retained earnings	679,970	640,793
Accumulated other comprehensive loss	(781)	(946)
Total stockholders’ equity	734,278	649,973
Total liabilities and stockholders’ equity	$999,727	$871,966

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	$146,933	$149,461	$433,851	$410,833
Cost of revenues	58,772	62,968	169,545	166,442
Gross margin	88,161	86,493	264,306	244,391
Operating expenses:
Research and development	40,662	34,768	115,631	101,943
Selling, general and administrative	37,009	24,495	98,519	82,075
Operating expenses	77,671	59,263	214,150	184,018
Operating income	10,490	27,230	50,156	60,373

Other income (expense):
Interest income	129	243	616	1,103
Interest expense	(813)	(234)	(2,486)	(299)
Other income (expense), net	(23)	(161)	39	807
Income before income taxes	9,783	27,078	48,325	61,984
Provision for income taxes	3,252	17,054	9,148	17,131

Net income	$6,531	$10,024	$39,177	$44,853

Earnings per share:
Basic	$0.15	$0.24	$0.92	$1.06
Diluted	$0.15	$0.24	$0.90	$1.04

Weighted-average common shares outstanding:
Basic	42,684	41,735	42,477	42,279
Diluted	43,922	42,520	43,437	43,261

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net income	$6,531	$10,024	$39,177	$44,853

Other comprehensive income, before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	653	621	(554)	1,138
Reclassification for gains included in net income	—	—	(232)	—

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	(522)	(760)	622	(898)
Reclassification for losses included in net income	96	1,317	418	2,197

Other comprehensive income, before tax	227	1,178	254	2,437

Provision for income taxes	79	412	89	853

Other comprehensive income	148	766	165	1,584

Comprehensive income	$6,679	$10,790	$39,342	$46,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating Activities
Net income	$39,177	$44,853
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	10,050	10,247
Net gain on the purchase of property and equipment	—	(8,457)
Amortization of other intangible assets and other assets	11,051	11,001
Stock-based compensation expense	22,304	23,796
Income tax benefit (detriment) from employee stock-based awards	(621)	2,301
Excess income tax benefit from employee stock-based awards	(284)	(2,470)
Deferred income taxes	6,790	5,024
Changes in operating assets and liabilities:
Accounts receivable	12,599	(18,470)
Inventories	6,213	(5,994)
Prepaid expenses and other assets	(1,606)	13,283
Accounts payable	(3,017)	9,113
Accrued expenses	(2,864)	(797)
Deferred income on shipments to distributors	(3,169)	5,267
Income taxes	(1,429)	(4,378)
Net cash provided by operating activities	95,194	84,319

Investing Activities
Purchases of available-for-sale investments	(164,317)	(138,822)
Proceeds from sales and maturities of available-for-sale investments	186,936	209,972
Purchases of property and equipment	(8,984)	(99,720)
Purchases of other assets	(3,499)	(6,146)
Acquisition of businesses, net of cash acquired	(86,441)	(71,852)
Net cash used in investing activities	(76,305)	(106,568)

Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	11,900	3,035
Excess income tax benefit from employee stock-based awards	284	2,470
Repurchases of common stock	(7,776)	(51,040)
Proceeds from issuance of long-term debt, net	—	98,325
Payments on debt	(12,184)	—
Net cash provided by (used) in financing activities	(7,776)	52,790

Increase in cash and cash equivalents	11,113	30,541
Cash and cash equivalents at beginning of period	105,426	94,964
Cash and cash equivalents at end of period	$116,539	$125,505

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at September 28, 2013 and December 29, 2012, the condensed consolidated results of its operations for the three and nine months ended September 28, 2013 and September 29, 2012, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2013 and September 29, 2012, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended September 28, 2013 are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$6,531	$10,024	$39,177	$44,853

Shares used in computing basic earnings per share	42,684	41,735	42,477	42,279

Effect of dilutive securities:
Stock options and other stock-based awards	1,238	785	960	982
Shares used in computing diluted earnings per share	43,922	42,520	43,437	43,261

Earnings per share:
Basic	$0.15	$0.24	$0.92	$1.06
Diluted	$0.15	$0.24	$0.90	$1.04

For the three months ended September 28, 2013 and September 29, 2012 and the nine months ended September 28, 2013 and September 29, 2012, approximately 0.5 million, 0.8 million, 0.4 million and 0.9 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of September 28, 2013 consisted of municipal bonds, money market funds, variable-rate demand notes, corporate bonds, commercial paper, certificates of deposit and asset backed securities. The Company’s long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of September 28, 2013, the Company held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $10.4 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of September 28, 2013, $6.0 million had credit ratings of AA, $2.0 million had a credit rating of A and $4.4 million of the auction-rate securities had credit ratings of BBB. These securities have contractual maturity dates ranging from 2033 to 2046 at September 28, 2013. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of September 28, 2013.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	September 28, 2013
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$39,600	$—	$—	$39,600
Available-for-sale securities:
Money market funds	61,025	—	—	61,025
Commercial paper	9,349	—	—	9,349
Certificates of deposit	6,565	—	—	6,565
Total available-for-sale securities	76,939	—	—	76,939

Total cash and cash equivalents	$116,539	$—	$—	$116,539

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$93,405	$(13)	$131	$93,523
Variable-rate demand notes	33,225	—	—	33,225
Corporate bonds	19,851	(7)	57	19,901
Commercial paper	6,795	—	—	6,795
Asset-backed securities	412	—	1	413
Total short-term investments	$153,688	$(20)	$189	$153,857

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$12,425	$(1,754)	$—	$10,671
Total long-term investments	$12,425	$(1,754)	$—	$10,671

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of September 28, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$14,453	$(13)	$—	$—	$14,453	$(13)
Auction rate securities	—	—	10,671	(1,754)	10,671	(1,754)
Corporate bonds	3,716	(7)	—	—	3,716	(7)
	$18,169	$(20)	$10,671	$(1,754)	$28,840	$(1,774)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of December 29, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$17,152	$(7)	$—	$—	$17,152	$(7)
Auction rate securities	—	—	11,369	(1,156)	11,369	(1,156)
Corporate bonds	9,543	(5)	—	—	9,543	(5)
	$26,695	$(12)	$11,369	$(1,156)	$38,064	$(1,168)

The gross unrealized losses as of September 28, 2013 and December 29, 2012 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at September 28, 2013 (in thousands):

	Cost	Fair Value
Due in one year or less	$125,011	$125,053
Due after one year through ten years	77,491	77,618
Due after ten years	40,550	38,796
	$243,052	$241,467

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

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of September 28, 2013, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. There was no hedge ineffectiveness for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	September 28, 2013	December 29, 2012
Interest rate swap	Other assets, net	$383	$—
	Other non-current liabilities	—	658

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended			Three Months Ended
	September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012
Interest rate swaps	$(522)	$(760)	Rent expense	$—	$(1,317)
			Interest expense	(96)	—

	Nine Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012
Interest rate swaps	$622	$(898)	Rent expense	$—	$(2,197)
			Interest expense	(418)	—

The Company expects to reclassify $0.5 million of its interest rate swap losses included in accumulated other comprehensive loss as of September 28, 2013 into earnings in the next 12 months, which would be offset by lower interest payments.

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

	Fair Value Measurements at September 28, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$61,025	$—	$—	$61,025
Commercial paper	—	9,349	—	9,349
Certificates of deposit	—	6,565	—	6,565
Total cash equivalents	$61,025	$15,914	$—	$76,939

Short-term Investments:
Municipal bonds	$—	$93,523	$—	$93,523
Variable-rate demand notes	—	33,225	—	33,225
Corporate bonds	—	19,901	—	19,901
Commercial paper	—	6,795	—	6,795
Asset-backed securities	—	413	—	413
Total short-term investments	$—	$153,857	$—	$153,857

Long-term Investments:
Auction rate securities	$—	$—	$10,671	$10,671
Total long-term investments	$—	$—	$10,671	$10,671

Other assets, net:
Derivative instruments	$—	$383	$—	$383
Total	$—	$383	$—	$383

Total	$61,025	$170,154	$10,671	$241,850

Other non-current liabilities:
Contingent consideration	$—	$—	$14,303	$14,303
Total	$—	$—	$14,303	$14,303

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s contingent consideration is valued using a Monte Carlo simulation model or a probability weighted discounted cash flow model. The assumptions used in preparing the Monte Carlo simulation model include estimates for revenue growth rates, revenue volatility, contractual terms and discount rates. The assumptions used in preparing the discounted cash flow model include estimates for outcomes if milestone goals are achieved, the probability of achieving each outcome and discount rates.

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at September 28, 2013 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$10,671	Discounted cash flow	Estimated yield	1.12%

		Expected holding period	10 years

		Estimated discount rate	3.77%

The Company has followed an established internal control procedure used in valuing auction rate securities. The procedure involves the analysis of valuation techniques and evaluation of unobservable inputs commonly used by market participants to price similar instruments, and which have been demonstrated to provide reasonable estimates of prices obtained in actual market transactions. Outputs from the valuation process are assessed against various market sources when they are available, including marketplace quotes, recent trades of similar illiquid securities, benchmark indices and independent pricing services. The technique and unobservable input parameters may be recalibrated periodically to achieve an appropriate estimation of the fair value of the securities.

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

Contingent consideration

Fair Value at September 28, 2013 (000s)	Valuation Technique	Unobservable Input	Range
$14,303	Monte Carlo simulation	Expected revenue growth rate	23.0% – 49.1%

		Expected revenue volatility	20.0%

		Expected term	1.3 – 5.3 years

		Estimated discount rate	0.0% – 1.4%

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company has followed an established internal control procedure used in valuing contingent consideration. The valuation of contingent consideration for the Energy Micro acquisition is based on a Monte Carlo simulation model. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company’s sales, marketing and finance departments.

Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value. A change in discount rate would be accompanied by a directionally opposite change in fair value.

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended September 28, 2013 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Nine Months Ended
Beginning balance	$10,197	$11,369
Settlements	—	(100)
Gain (loss) included in other comprehensive income	474	(598)
Balance at September 28, 2013	$10,671	$10,671

Liabilities

Contingent Consideration (1)	Three Months Ended	Nine Months Ended
Beginning balance	$—	$2,750
Issues	13,964	13,964
Loss (gain) recognized in earnings	339	(2,411	)(2)
Balance at September 28, 2013	$14,303	$14,303

Net loss for the year included in earnings attributable to contingent consideration still held at the end of the period:	$339	$339

(1)         In connection with the acquisition of Energy Micro and Ember, the Company recorded contingent consideration based upon the expected achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)         The Company reduced the estimated fair value of the Ember contingent consideration because the milestone goal was not achieved.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	September 28, 2013	December 29, 2012
Work in progress	$34,936	$42,103
Finished goods	9,881	7,476
	$44,817	$49,579

7. Acquisition

Energy Micro

On July 1, 2013, the Company acquired Energy Micro AS, a late-stage private company. Energy Micro designed and developed energy-efficient 32-bit microcontrollers based on ARM® Cortex-M architecture. Energy Micro’s energy-friendly solutions are designed to enable a broad range of power-sensitive applications for the Internet of Things (IoT), including smart energy, home automation, security and portable electronics markets.

The Company acquired Energy Micro for approximately $140.6 million, including: 1) Initial consideration of $107.4 million; 2) Deferred consideration in the form of a promissory note with an estimated fair value of $19.2 million at the date of acquisition (the promissory note was exchanged for approximately 0.5 million shares of the Company’s restricted stock after a mandatory two-month creditor notice.); and 3) Contingent consideration (the “Earn-Out”) with an estimated fair value of $14.0 million at the date of acquisition. The Earn-Out is payable up to approximately $33.3 million based on the extent to which the annual revenue growth rate from certain Energy Micro and Silicon Laboratories products (the “Earn-Out Products”) exceeds 25% per year, over a five-year period from fiscal 2014 through 2018 (the “Earn-Out Period”). The Earn-Out is payable on an annual basis and in no event shall exceed $6,666,666 per year, unless revenue from the Earn-Out Products exceeds $400 million in a single fiscal year during the Earn-Out Period (in which case, the entire Earn-Out amount less any amounts previously paid will become payable).  Approximately $20.3 million of the initial consideration was held in escrow by the Company as security for breaches of representations and warranties and certain other expressly enumerated matters. The escrow obligation was recorded in other non-current liabilities in the Consolidated Balance Sheet.

A portion of the Earn-Out (28.76%) is contingent on the continued employment of certain key employees for the three years following the acquisition date (the “Departure Percentage”). The Departure Percentage was accounted for as a transaction separate from the business combination based on its economic substance and will be recorded as post-combination compensation expense in the Company’s financial statements during the Earn-Out period.

The Company recorded the purchase of Energy Micro using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Energy Micro’s operations are included in the Company’s consolidated results of operations beginning on the date of the acquisition. Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $2.4 million of acquisition-related costs in selling, general and administrative expenses during the nine months ended September 28, 2013.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company believes that this strategic acquisition will accelerate its deployment of energy-friendly solutions across the IoT industries, while further scaling the Company’s engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$18,600	Not amortized
Core and developed technology	29,100	7
Customer relationships	6,400	8
Trademarks	1,300	8
	55,400
Cash and cash equivalents	919
Other current assets	5,516
Goodwill	97,023
Other non-current assets	5,917
Current liabilities	(6,255)
Non-current deferred tax liabilities, net	(6,212)
Long-term debt	(8,434)
Other non-current liabilities	(3,292)
Total purchase price	$140,582

The allocation of the purchase price is preliminary and subject to change, primarily for the valuation of consideration, income tax matters, acquired customer-related contracts, and certain other assets and accruals. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

In-process research and development (IPR&D) represents acquired technology that had not achieved technological feasibility as of the acquisition date and had no alternative future use. The IPR&D recorded in connection with the acquisition of Energy Micro consisted of a multi-protocol wireless RF solution. The fair value of this technology was determined using the income approach. The discount rate applicable to the cash flows was 13.0%. The remaining research and development efforts include additional design, integration and testing. The significant risks associated with the successful completion of this project include the Company’s potential inability to finish the product designs, produce working models and gain customer acceptance. The Company does not expect the products derived from this technology to begin to contribute to revenues prior to fiscal 2014.

Corporate Headquarters Buildings

The Company leased facilities at 400 W. Cesar Chavez (“400 WCC”) and 200 W. Cesar Chavez (“200 WCC”) in Austin, Texas for its corporate headquarters. During the terms of the leases, the Company had options to purchase the buildings for approximately $44.3 million for 400 WCC and $50.1 million for 200 WCC. In September 2012, the Company exercised such options and purchased the facilities.

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

8. Debt

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of September 28, 2013, the Company was in compliance with all covenants of the Credit Facilities.

As of September 28, 2013, the remaining contractual maturities of the Term Loan Facility were as follows (in thousands):

Fiscal Year
2013	$1,250
2014	7,500
2015	10,000
2016	10,000
2017	67,500
Total	$96,250

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of September 28, 2013, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 4, Derivative Financial Instruments, for additional information.

9. Stockholders’ Equity

Common Stock

The Company issued 1.4 million shares of common stock during the nine months ended September 28, 2013, including approximately 0.5 million shares issued in connection with the acquisition of Energy Micro.

Share Repurchase Programs

In January 2013, the Board of Directors authorized a share repurchase program to repurchase up to $50 million of the Company’s common stock through January 2014. In April 2012, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s common stock through January 2013. In October 2011, the Board of Directors adopted a share repurchase program to repurchase up to $50 million of the Company’s common stock through April 2012. These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.2 million shares of its common stock for $7.8 million during the nine months ended September 28, 2013. The Company repurchased 1.5 million shares of its common stock for $53.1 million during the nine months ended September 29, 2012.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at December 29, 2012	$(428)	$(518)	$(946)

Other comprehensive income (loss) before reclassifications	405	(361)	44
Amount reclassified from accumulated other comprehensive loss	272	(151)	121
Net change for the period	677	(512)	165

Balance at September 28, 2013	$249	$(1,030)	$(781)

Reclassifications From Accumulated Other Comprehensive Loss

	Three Months Ended		Nine Months Ended
Reclassification (in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Losses on cash flow hedges to:
Rent expense	$—	$(1,317)	$—	$(2,197)
Interest expense	(96)	—	(418)	—

Gains on available-for-sales securities to:
Interest income	—	—	232	—
	(96)	(1,317)	(186)	(2,197)

Income tax benefit	33	461	65	769
Total reclassifications	$(63)	$(856)	$(121)	$(1,428)

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of revenues	$269	$261	$785	$938
Research and development	3,729	3,039	10,551	9,595
Selling, general and administrative	4,622	4,631	10,968	13,263
	8,620	7,931	22,304	23,796
Income tax benefit	904	988	1,822	4,199
	$7,716	$6,943	$20,482	$19,597

The Company recorded $0.5 million and $1.9 million in selling, general and administrative expense during the three and nine months ended September 29, 2012, respectively, in connection with modifications to certain stock awards. The Company accelerated the vesting of certain RSUs and market stock units (MSUs) and extended the exercise period of stock options pursuant to a separation agreement between the Company and its former CEO. Stock compensation for the nine months ended September 29, 2012 also included the reversal of previously recognized stock compensation for the modified awards.

The Company had approximately $60.1 million of total unrecognized compensation costs related to stock awards at September 28, 2013 that are expected to be recognized over a weighted-average period of 2.3 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

11.  Commitments and Contingencies

Patent Litigation

In 2012, MaxLinear, Inc., a Delaware corporation, and the Company engaged one another in three patent infringement lawsuits filed in the United States District Court for the Southern District of California, San Diego Division, and in the United States District Court for the Western District of Texas, Austin Division. The Texas Court determined that the dispute concerning MaxLinear’s patents would proceed in the California Court. On May 16, 2013, MaxLinear filed an additional patent infringement lawsuit against the Company in the United States District Court for the Southern District of California. On October 3, 2013, the Company and MaxLinear executed a Settlement Agreement resolving all of the lawsuits between them. MaxLinear granted the Company a license to its patent portfolio for the accused Company products, and the Company granted MaxLinear a license to its patent portfolio for the accused MaxLinear products. As part of the settlement, MaxLinear will make a one-time payment of $1.25 million to the Company. The Company and MaxLinear also entered into a 3-year covenant not to sue and agreed to dismiss all of the pending cases.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related Party Transaction

On March 26, 2013, the Company entered into an agreement to purchase consulting services in connection with the acquisition of Energy Micro. The fees for such services were $1.5 million during the nine months ended September 28, 2013. Mr. Bock, the Company’s President, is also an independent contractor with the consulting entity. Mr. Bock is not providing consulting services to the Company on behalf of the entity. Mr. Bock and the entity have agreed that Mr. Bock will receive no compensation in conjunction with the agreement. Mr. Bock abstained from the negotiations with respect to the agreement between the Company and the entity.

13. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $3.3 million and $17.1 million for the three months ended September 28, 2013 and September 29, 2012, respectively, resulting in effective tax rates of 33.2% and 63.0%, respectively. Income tax expense was $9.1 million and $17.1 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, resulting in effective tax rates of 18.9% and 27.6%, respectively. The effective tax rates for the three and nine months ended September 28, 2013 decreased from the prior periods, primarily due to the prior period tax charge related to the intercompany license of certain technology associated with the acquisition of Ember during 2012 and the recognition of the fiscal 2012 and fiscal 2013 federal research and development tax credits due to the enactment of the American Taxpayer Relief Act of 2012 (the “Act”) on January 2, 2013.  In the three months ended September 28, 2013, the decrease in the effective tax rate was partially offset by a reduction in the foreign tax rate benefit.  In the nine months ended September 28, 2013, the decrease in the effective tax rate was also partially offset by the release during the prior period of unrecognized tax benefits that were determined to be effectively settled during 2012.

At September 28, 2013, the Company had gross unrecognized tax benefits of $4.8 million, $4.7 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.4 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

The tax years 2006 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The examination of the Company’s 2009 through 2011 federal income tax returns by the U.S. Internal Revenue Service was completed during the third quarter of 2013 with no material impact on the Company’s financial statements.  The Company is not currently under audit in any other major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2013 will have 52 weeks and fiscal 2012 had 52 weeks. Our third quarter of fiscal 2013 ended September 28, 2013. Our third quarter of fiscal 2012 ended September 29, 2012.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including communications, consumer, industrial and automotive. Our major customers include Alcatel, Cisco, Harman Becker, Huawei, LG Electronics, Pace, Samsung, Technicolor, Varian Medical Systems and ZTE.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next generation ICs with added functionality and further integration. On July 1, 2013, we acquired Energy Micro AS. Energy Micro has designed and developed energy-efficient 32-bit microcontrollers based on ARM Cortex-M architecture. Energy Micro’s energy-friendly solutions are designed to enable a broad range of power-sensitive applications for the Internet of Things (IoT), including smart energy, home automation, security and portable electronics markets.

In the first nine months of fiscal 2013, we introduced a family of universal digital video broadcast (DVB) demodulators that support the latest worldwide DVB standards for cable, terrestrial and satellite reception; a low-jitter, low-power and frequency-flexible timing solution for high-speed networking equipment based on the Synchronous Ethernet (SyncE) standard; a new family of silicon TV tuners offering high performance, integration and low system cost while supporting all worldwide terrestrial and cable TV standards; highly integrated, feature-rich 8-bit microcontrollers (MCUs) optimized for cost-sensitive motor control applications; highly integrated microelectromechanical system (MEMS)-based oscillators designed to replace general-purpose crystal oscillators (XOs) in cost-sensitive, low-power and high-volume industrial, embedded and consumer electronics applications; ultra-small and low-power PCI Express (PCIe) clock generators; XOs that meet ultra-low jitter requirements for cloud computing and networking equipment; digital complementary metal oxide semiconductor (CMOS)-based drop-in replacement solutions for opto-drivers; a single-chip digital radio receiver developed for the global portable and consumer electronics markets; next-generation analog-tuned, analog/digital-display (ATxD) multiband radio ICs; and a high-performance, ultra-low-power sub-GHz wireless transceiver optimized for China’s smart metering market. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the nine months ended September 28, 2013, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the nine months ended September 28, 2013. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended September 28, 2013.

The percentage of our revenues derived from outside of the United States was 88% during the nine months ended September 28, 2013.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

The sales cycle for our ICs can be as long as 12 months or more. An additional three to nine months or more are usually required before a customer ships a significant volume of devices that incorporate our ICs. Due to this lengthy sales cycle, we typically experience a significant delay between incurring research and development and selling, general and administrative expenses, and the corresponding sales. Consequently, if sales in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters would be adversely affected. Moreover, the amount of time between initial research and development and commercialization of a product, if ever, can be substantially longer than the sales cycle for the product. Accordingly, if we incur substantial research and development costs without developing a commercially successful product, our operating results, as well as our growth prospects, could be adversely affected.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.0	42.1	39.1	40.5
Gross margin	60.0	57.9	60.9	59.5

Operating expenses:
Research and development	27.7	23.3	26.7	24.8
Selling, general and administrative	25.2	16.4	22.6	20.0
Operating expenses	52.9	39.7	49.3	44.8

Operating income	7.1	18.2	11.6	14.7

Other income (expense):
Interest income	0.1	0.2	0.1	0.3
Interest expense	(0.6)	(0.2)	(0.6)	(0.1)
Other income (expense), net	0.0	(0.1)	0.0	0.2
Income before income taxes	6.6	18.1	11.1	15.1
Provision for income taxes	2.2	11.4	2.1	4.2
Net income	4.4%	6.7%	9.0%	10.9%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	Change	% Change	September 28, 2013	September 29, 2012	Change	% Change
Broad-based	$73.3	$72.4	$0.9	1.3%	$209.4	$194.2	$15.2	7.8%
Broadcast	50.7	49.8	0.9	2.0%	150.3	138.1	12.2	8.9%
Access	22.9	27.3	(4.4)	(16.2)%	74.2	78.5	(4.3)	(5.6)%
Revenues	$146.9	$149.5	$(2.6)	(1.7)%	$433.9	$410.8	$23.1	5.6%

The change in revenues in the recent three month period was due primarily to decreased revenues of $4.4 million for our Access ICs. The decrease in Access revenues resulted primarily due to declines in market share for our VoIP ICs.

The change in revenues in the recent nine month period was due primarily to:

•                  Increased revenues of $15.2 million for our Broad-based ICs, due primarily to the addition of revenues from the acquisition of Ember in July 2012 and market share gains for our timing ICs. Broad-based revenue growth was offset in part by declines in revenue for our touch controller ICs due to our planned exit from this market.

•                  Increased revenues of $12.2 million for our Broadcast ICs, due primarily to market share gains for our video ICs. Broadcast revenue growth was offset in part by declines in revenue for our audio ICs, which decreased primarily due to declines in market share.

•                  Decreased revenues of $4.3 million for our Access ICs. The decrease in Access revenues resulted primarily due to declines in market share for our VoIP ICs.

Unit volumes of our products decreased compared to the three and nine months ended September 29, 2012 by 10.5% and 4.4%, respectively. Average selling prices increased during the same periods by 9.8% and 10.4%, respectively.

The average selling prices of our products may fluctuate significantly from period to period.  In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	Change	September 28, 2013	September 29, 2012	Change
Gross margin	$88.2	$86.5	$1.7	$264.3	$244.4	$19.9
Percent of revenue	60.0%	57.9%	2.1%	60.9%	59.5%	1.4%

The dollar amount of gross margin in the recent nine month period increased $15.4 million due primarily to higher market demand for our video and timing ICs, offset in part by a decline in demand for our audio ICs. Gross margin as a percentage of revenue increased in the recent three and nine month periods due primarily to decreases in acquisition-related charges related to the fair value write-up associated with acquired inventory.

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

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	Change	% Change	September 28, 2013	September 29, 2012	Change	% Change
Research and development	$40.7	$34.8	$5.9	17.0%	$115.6	$101.9	$13.7	13.4%
Percent of revenue	27.7%	23.3%			26.7%	24.8%

The increase in research and development expense in the recent three month period was principally due to increases of (a) $2.6 million for personnel-related expenses, including personnel costs associated with (i) increased headcount, and (ii) the acquisition of Energy Micro, and (b) $1.6 million for the amortization of intangible assets primarily related to our acquisition of Energy Micro. The increase in research and development expense in the recent nine month period was principally due to increases of (a) $8.4 million for personnel-related expenses, including personnel costs associated with (i) increased headcount, and (ii) the acquisition of Energy Micro and Ember, and (b) $2.6 million for the amortization of intangible assets. We expect that research and development expense will increase in absolute dollars in the fourth quarter of 2013.

Recent development projects include a family of universal DVB demodulators that support the latest worldwide DVB standards for cable, terrestrial and satellite reception; a low-jitter, low-power and frequency-flexible timing solution for high-speed networking equipment based on the SyncE standard; a new family of silicon TV tuners offering high performance, integration and low system cost while supporting all worldwide terrestrial and cable TV standards; highly integrated, feature-rich 8-bit MCUs optimized for cost-sensitive motor control applications; highly integrated MEMS-based oscillators designed to replace general-purpose XOs in cost-sensitive, low-power and high-volume industrial, embedded and consumer electronics applications; ultra-small and low-power PCIe clock generators; XOs that meet ultra-low jitter requirements for cloud computing and networking equipment; digital CMOS-based drop-in replacement solutions for opto-drivers; a single-chip digital radio receiver developed for the global portable and consumer electronics markets; next-generation analog-tuned, analog/digital-display (ATxD) multiband radio ICs; a high-performance, ultra-low-power sub-GHz wireless transceiver optimized for China’s smart metering market; a digital RH and temperature “sensor-on-a-chip” solution; low-jitter clock buffers with high integration of clock tree functions; and a crystal-less USB-to-I2S audio bridge designed to support a wide range of codecs and DACs.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	Change	% Change	September 28, 2013	September 29, 2012	Change	% Change
Selling, general and administrative	$37.0	$24.5	$12.5	51.1%	$98.5	$82.1	$16.4	20.0%
Percent of revenue	25.2%	16.4%			22.6%	20.0%

The increase in selling, general and administrative expense in the recent three and nine month periods was principally due to a net gain of $8.5 million from the purchase of our headquarters in September 2012. Furthermore, the increase in selling, general and administrative expense in the recent three month period was also due to increases of (a) $1.6 million for acquisition-related costs, (b) $0.8 million for legal fees, primarily related to litigation, and (c) $0.7 million for sales commissions. The increase in selling, general and administrative expense in the recent nine month period was also due to increases of (a) $3.0 million for legal fees, (b) $1.7 million for sales commissions and (c) $1.5 million for personnel-related expenses, primarily associated with (i) increased headcount, and (ii) the acquisition of Energy Micro and Ember. We expect that selling, general and administrative expense will decrease in absolute dollars in the fourth quarter of 2013.

Interest Income

Interest income for the three and nine months ended September 28, 2013 was $0.1 million and $0.6 million, respectively, compared to $0.2 million and $1.1 million for the three and nine months ended September 29, 2012, respectively.

Interest Expense

Interest expense for the three and nine months ended September 28, 2013 was $0.8 million and $2.5 million, respectively, compared to $0.2 million and $0.3 million for the three and nine months ended September 29, 2012, respectively. The increase in the recent periods was principally due to interest on our Term Loan Facility under our Credit Agreement.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 28, 2013 was $(23) thousand and $39 thousand, respectively, compared to $(0.2) million and $0.8 million for the three and nine months ended September 29, 2012, respectively.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	September 28, 2013	September 29, 2012	Change	September 28, 2013	September 29, 2012	Change
Provision for income taxes	$3.3	$17.1	$(13.8)	$9.1	$17.1	$(8.0)
Effective tax rate	33.2%	63.0%		18.9%	27.6%

The effective tax rates for the three and nine months ended September 28, 2013 decreased from the prior periods, primarily due to the prior period tax charge related to the intercompany license of certain technology associated with the acquisition of Ember during 2012 and the recognition of the fiscal 2012 and fiscal 2013 federal research and development tax credits due to the enactment of the American Taxpayer Relief Act of 2012 (the “Act”) on January 2, 2013.  In the three months ended September 28, 2013, the decrease in the effective tax rate was partially offset by a reduction in the foreign tax rate benefit. In the nine months ended September 28, 2013, the decrease in the effective tax rate was also partially offset by the release during the prior period of unrecognized tax benefits that were determined to be effectively settled during 2012.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the fourth quarter of fiscal 2013 to be in the range of $140 to $145 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.12 to $0.17.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 28, 2013 consisted of $270.4 million in cash, cash equivalents and short-term investments, of which approximately $170.6 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, variable-rate demand notes, corporate bonds, commercial paper, certificates of deposit and asset backed securities.

Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of September 28, 2013, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $95.2 million during the nine months ended September 28, 2013, compared to net cash provided of $84.3 million during the nine months ended September 29, 2012. Operating cash flows during the nine months ended September 28, 2013 reflect our net income of $39.2 million, adjustments of $49.3 million for depreciation, gains on the purchase of property and equipment, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $6.7 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $68.5 million at September 28, 2013 from $78.0 million at December 29, 2012. Our average days sales outstanding (DSO) was 42 days at September 28, 2013 and 46 days at December 29, 2012.

Inventory decreased to $44.8 million at September 28, 2013 from $49.6 million at December 29, 2012. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 69 days at September 28, 2013 and 76 days at December 29, 2012.

Net cash used in investing activities was $76.3 million during the nine months ended September 28, 2013, compared to net cash used of $106.6 million during the nine months ended September 29, 2012. The decrease in cash outflows was principally due to a decrease of $90.7 million for purchases of property and equipment, offset by an increase of $48.5 million for net purchases of marketable securities. In July 2013, we acquired Energy Micro for approximately $140.6 million. In September 2012, we purchased our corporate headquarters facilities for approximately $94.4 million. In July 2012, we acquired Ember for approximately $79.0 million.

We anticipate capital expenditures of approximately $12 to $14 million for fiscal 2013. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $7.8 million during the nine months ended September 28, 2013, compared to net cash provided of $52.8 million during the nine months ended September 29, 2012. The decrease in cash inflows was principally due to net proceeds of $98.3 million from the issuance of long-term debt in the prior period, offset by a decline of $43.3 million for repurchases of our common stock in the recent period. In January 2013, our Board of Directors authorized a program to repurchase up to $50 million of our common stock through January 2014.

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

In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of September 28, 2013, the Company was in compliance with all covenants of the Credit Facilities. See Note 8, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of September 28, 2013 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of September 28, 2013 would decrease our annual interest income by approximately $0.9 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of September 28, 2013, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 28, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended September 28, 2013 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Patent Litigation

In 2012, MaxLinear, Inc., a Delaware corporation, and we engaged one another in three patent infringement lawsuits filed in the United States District Court for the Southern District of California, San Diego Division, and in the United States District Court for the Western District of Texas, Austin Division. The Texas Court determined that the dispute concerning MaxLinear’s patents would proceed in the California Court. On May 16, 2013, MaxLinear filed an additional patent infringement lawsuit against us in the United States District Court for the Southern District of California. On October 3, 2013, we and MaxLinear executed a Settlement Agreement resolving all of the lawsuits between us. MaxLinear granted us a license to its patent portfolio for our accused products, and we granted MaxLinear a license to its patent portfolio for the accused MaxLinear products. As part of the settlement, MaxLinear will make a one-time payment of $1.25 million to us. We and MaxLinear also entered into a 3-year covenant not to sue and agreed to dismiss all of the pending cases.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended September 28, 2013 was $115.6 million, or 26.7% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the nine months ended September 28, 2013, our ten largest customers accounted for 41% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We monitor the financial condition of our third-party foundries and subcontractor partners. In April 2013, we received notice that Telefunken Semiconductors GmbH & Co (TSG), a wafer supplier for our high-voltage products, had filed an insolvency proceeding in Germany. The operations of TSG are presently being managed by a trustee appointed by the German bankruptcy court. The trustee has informed us that operations will be continued while he conducts a bidding process to seek new ownership under which to reorganize the company and allow continued operations of the fab.

If TSG’s reorganization is unsuccessful, or if the trustee elects instead to liquidate the assets of TSG, the supply of the wafers provided to us by TSG could be reduced or discontinued. If such an event were to occur, the time it would take to transition TSG’s services to new providers could be significant. Such a transition may also require qualification of the new providers by our customers or their end customers. We are in the process of accumulating a supply of inventory of the affected products based on the expected duration of such potential transition period. However, during a transition period, we might not be able to fulfill demand for such products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition. Any reduction in the supply for these products could significantly reduce our revenues, which would adversely affect our operating results.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 88% during the nine months ended September 28, 2013. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended September 28, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2013 – July 27, 2013	—	$—	—	$50,000

July 28, 2013 – August 24, 2013	113	$39.58	113	$45,517

August 25, 2013 – September 28, 2013	84	$39.28	84	$42,228
Total	197	$39.45	197

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

SILICON LABORATORIES INC.

October 24, 2013	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle Chief Executive Officer (Principal Executive Officer)

October 24, 2013	/s/ John C. Hollister
Date	John C. Hollister Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)