Form 10-K
period 2013-12-28
SILICON LABORATORIES INC
filed 2014-01-31
CIK 1038074

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2013) was $1,639,157,249 (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 42,826,583 shares of the registrant's common stock issued and outstanding as of January 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

        Our world-class, mixed-signal ICs leverage standard complementary metal oxide semiconductor (CMOS), a low cost, widely available process technology. This enables smaller, more cost effective and energy efficient solutions. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products that are highly integrated, simplifying our customers' designs and improving their time-to-market.

Industry Background

        The pervasiveness of connectivity and the explosion in mobile computing is driving semiconductor consumption. Intelligence is being added to electronic systems to enable remote monitoring, power efficiency and an improved user experience. This in turn is increasing the demand for bandwidth, requiring more infrastructure to support higher performance networks. The nearly ubiquitous availability of Internet access and the increasing intelligence of electronic devices and mobility are enabling what is called the Internet of Things (IoT), a term that describes the exponential increase in IP-enabled devices connected to the Internet.

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

Products

        We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications including portable devices, AM/FM radios and other consumer electronics, networking equipment, test and measurement equipment, industrial monitoring and control, home automation and customer premises equipment. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competing products into a single chip or chipset. By doing so, we are able to create products that, when compared to many competing products:

  •
  Require less printed circuit board (PCB) space;

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

        We group our products into the following categories:

  •
  Broad-based products, which include our microcontrollers (MCUs), timing products (clocks and oscillators), power and isolation devices, and sensors;

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
Broad-based Products
Microcontrollers

We offer a family of products ideal for embedded systems that include, 8-bit mixed-signal microcontrollers, 32-bit wireless MCUs and ultra low-power 32-bit MCUs based on scalable, ARM® Cortex-M0/M3/M4 cores, as well as peripheral devices such as our EZRadio® family of fully integrated, low power transceivers. These products generally integrate intelligent data capture, high performance processing, and communication interfaces in a single system on a chip. This family of products addresses a variety of end-markets, including the IoT, automotive, communications, consumer, industrial, medical and power management markets.

•

Connected devices for the IoT

•

Home automation

•

Security systems

•

Smart energy

•

Automotive sensors and controls

•

Medical instrumentation

•

Electronic test and measurement equipment

•

Industrial automation and control

•

Consumer electronics

•

Wearables

•

Computer peripherals

•

White goods

•

Smart metering

•

Remote controls

Product Areas and Description	Applications
Timing Devices

Our Timing devices leverage our DSPLL® and MultiSynth technologies to offer frequency agile, extremely low jitter clock and oscillator products. Our patented CMEMS® technology integrates microelectromechanical system (MEMS) resonators with CMOS timing circuits to eliminate the need for discrete quartz resonators that have traditionally been required in solutions like crystal based oscillator devices. Our CMEMS based oscillators are in the early stages of adoption and compete against bulky, expensive and less reliable quartz solutions. We also offer a full line of low jitter clock buffers that are often used with our clock and oscillator offerings to a build a timing subsystem.

•

Networking equipment

•

Telecommunications

•

Wireless base stations and backhaul

•

Test and measurement equipment

•

Broadcast video systems

•

HDTV cameras

•

High-speed data acquisition

•

Optical networking

•

Servers and storage systems

Power and Isolation Products

Our isolation techniques enable customers to meet safety standards for isolation and solve noise issues. Products include multi-channel isolators and isolated drivers that simplify design, minimize noise emissions, and reduce system cost.

• Motor control • Industrial networking • Switch mode power supplies • Isolated analog data acquisition • Isolated DC-DC supplies • Electronic ballasts for lighting • Solar power inverters
Sensors

Our sensor products include optical, proximity sensors, ambient light sensors and relative humidity (RH) / temperature sensors. These devices leverage our mixed-signal capability to provide high accuracy, quicker response time and lower power consumption than competing parts.

• Smart home applications • Industrial controls • Toys and consumer electronics • Consumer health & fitness • Monitors and lavatory controls
Broadcast Products
Broadcast Radio Receivers and Transmitters

Our AM and FM receivers deliver the entire tuner from antenna input to audio output in a single chip. The broadcast audio products are based on an innovative digital architecture that enables significant improvements in performance, which translates to a better consumer experience, while reducing system cost and board space for our customers.

• Automotive infotainment systems • Stand-alone AM/FM radios • Portable audio devices • MP3/digital media players • Navigation/GPS devices • Satellite radios • Home stereos

Product Areas and Description	Applications
Video Tuners and Demodulators

Our complete, globally-compliant hybrid TV tuners with analog TV demodulator in a single CMOS IC leverage our proven digital low-IF architecture and exceed the performance of traditional discrete TV tuners, enabling TV makers to deliver improved picture quality and better reception for both analog and digital broadcasts. Our small, low power and high performance digital video demodulators support DVB-T/T2, DVB-S/S2, and/or DVB-C/C2 in a single chip and are ideal for equipment receiving digital terrestrial, satellite and/or cable services.

• Integrated digital televisions (iDTV) • Free-to-Air (FtA) or pay-TV set-top box receivers • PC-TV applications • DVD/HDD personal video recorders
Access Products
ProSLIC® Subscriber Line Interface Circuits for VoIP

Our ProSLIC provides the analog subscriber line interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Our offerings include short-haul applications suitable for the customer premises as well as long-haul applications suitable for the traditional telephone company central office.

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

• Fax machines and multi-function printers • Industrial monitoring • Postage meters • Security systems • Remote medical monitoring • Point of sale (POS) terminals • Set-top and digital cable boxes
Power over Ethernet

Our Power over Ethernet power source equipment and powered device ICs offer highly differentiated solutions with a reduced total bill of materials (BOM) and improved performance and reliability. Our solutions also offer a higher level of integration not available with competing solutions.

• Networking routers and switches • Wireless access points (WAP) • VoIP phones • Radio frequency identification (RFID) tag readers • POS terminals • Security cameras

        During fiscal 2013, 2012 and 2011, sales of our mixed-signal products accounted for substantially all of our revenue. The following summarizes our revenue by product category (in thousands):

	Fiscal Year
	2013	2012	2011
Broad-based	$281,777	$270,098	$208,697
Broadcast	199,837	186,067	169,548
Access	98,473	107,129	113,380

Revenues	$580,087	$563,294	$491,625

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

        Two of our distributors, Edom Technology and Avnet, represented 21% and 11% of our revenues during fiscal 2013, respectively. No other distributor accounted for 10% or more of revenues for fiscal 2013.

        During fiscal 2013, our ten largest end customers accounted for 41% of our revenues. We had one customer, Samsung, whose purchases across a variety of product areas represented 15% of our revenues during this period. Our major customers include Alcatel, Cisco, Harman Becker, Huawei, LG Electronics, Pace, Samsung, Technicolor, Varian Medical Systems and ZTE.

        We maintain numerous sales offices in North America, Europe and Asia. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 88% in fiscal 2013. For further information regarding our revenues and long-lived assets by geographic area, see Note 18, Segment Information, to the Consolidated Financial Statements.

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

        Research and development expenses were $157.8 million, $138.0 million and $136.0 million in fiscal 2013, 2012 and 2011, respectively.

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

  •
  Software expertise; and

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

  Software Expertise

        Our software expertise allows us to develop products for markets where intelligent data capture, high-performance processing and communication are increasingly important product differentiators. The software we have developed to address these markets enable machine-to-machine communications, providing intelligence to electronic systems. Our products integrate high-performance, low-power wireless and microcontroller ICs with reliable and scalable software into a flexible and robust networking platform.

        The demand for low-power, small-footprint wireless technology is accelerating as more and more IP-enabled end points are being connected to the Internet of Things (IoT). Our software enables a broad range of power-sensitive applications for the IoT, including smart energy, home automation, security and other connected products. We believe that the combination of our software and IC design expertise differentiates us from many of our competitors.

  Understanding of Systems Technology and Trends

        Our focused expertise in mixed-signal ICs is the result of the breadth of engineering talent we have assembled with experience working in analog-intensive CMOS design for a wide variety of applications. This expertise, which we consider a competitive advantage, is the foundation of our in-depth understanding of the technology and trends that impact electronic systems and markets. Our expertise includes:

  •
  Isolation, which is critical for existing and emerging industrial applications and telecom networks;

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

Manufacturing

        As a fabless semiconductor company, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs typically use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products' life cycles. We currently partner with Taiwan Semiconductor Manufacturing Co. (TSMC) or its affiliates to manufacture the majority of our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2013, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2014.

Backlog

        As of December 28, 2013, our backlog was approximately $109.9 million, compared to approximately $105.8 million as of December 29, 2012. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Shipments to distributors are not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 28, 2013, we had approximately 1,105 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Employees

        As of December 28, 2013, we employed 1,060 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

        Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2013 was $157.8 million, or 27.2% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2013, our ten largest customers accounted for 41% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

        We monitor the financial condition of our third-party foundries and subcontractor partners. In April 2013, we received notice that Telefunken Semiconductors GmbH & Co (TSG), a wafer supplier for our high-voltage products, had filed an insolvency proceeding in Germany. Between April 2013 and December 3, 2013, the operations of TSG were managed by a trustee appointed by the German bankruptcy court. On December 3, 2013, all of the saleable assets of TSG were purchased by Donauplaza GmbH. Donauplaza is now operating the former foundry of TSG and supplying wafers to us.

        We do not have a history of working with Donauplaza. Donauplaza's ability to successfully operate a wafer foundry is unknown. If Donauplaza is unable to successfully continue the operations of TSG, the supply of the wafers provided to us by Donauplaza could be reduced or discontinued. We have accumulated a supply of inventory of the affected products based on the possibility of a reduction or discontinuation of supply. We are qualifying a new vendor as an alternative source for such wafers. If there is a disruption in the supply of wafers and if the time required for qualification of a new vendor by us or by our customers and their end-customers takes longer than expected, we might not be able to fulfill demand for such products. Any reduction in the supply for these products could significantly reduce our revenues, which would adversely affect our operating results.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

        We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 88% during fiscal 2013. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner and may decrease our gross margins due to higher unit costs

        The manufacturing of our products is a highly complex and technologically demanding process. Although we work closely with our foundries and assemblers to minimize the likelihood of reduced manufacturing yields, we have from time to time experienced lower than anticipated manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies, which could lower our gross margins. If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers' demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships. Additionally, we are beginning to utilize microelectromechanical systems (MEMS) in certain of our timing products rather than the pure CMOS manufacturing process that we have traditionally utilized. We have less operating history with MEMS IC design and MEMS IC manufacturing processes. If we are unable to successfully execute the design and product qualification of MEMS-based products we may encounter lower yields and reduced manufacturing capacity.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we purchased in 2012, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 111,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, China, France, Germany, Hungary, India, Ireland, Italy, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.    Legal Proceedings

Patent Litigation

        On January 21, 2014, Cresta Technology Corporation ("Cresta Technology"), a Delaware corporation, filed a lawsuit against us, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., LG Electronics Inc. and LG Electronics U.S.A., Inc. in the United States District Court in the District of Delaware, alleging infringement of United States Patent Nos. 7,075,585, 7,265,792 and 7,251,466. The lawsuit relates to our family of television tuner products. Cresta Technology seeks unspecified compensatory and enhanced damages, attorney fees and a permanent injunction. On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission alleging infringement of the same patents against us, Samsung and LG Electronics and seeking to prevent the importation and sale of allegedly infringing products in the United States. We intend to vigorously defend against these allegations. At this time, we cannot predict the outcome of these matters or the resulting financial impact to us, if any.

        In 2012, MaxLinear, Inc., a Delaware corporation, and we engaged one another in three patent infringement lawsuits filed in the United States District Court for the Southern District of California, San Diego Division, and in the United States District Court for the Western District of Texas, Austin Division. The Texas Court determined that the dispute concerning MaxLinear's patents would proceed in the California Court. On May 16, 2013, MaxLinear filed an additional patent infringement lawsuit against us in the United States District Court for the Southern District of California. On October 3, 2013, we and MaxLinear executed a Settlement Agreement resolving all of the lawsuits between us. MaxLinear granted us a license to its patent portfolio for our accused products, and we granted MaxLinear a license to our patent portfolio for the accused MaxLinear products. As part of the settlement, MaxLinear made a one-time payment of $1.25 million to us. We and MaxLinear also entered into a 3-year covenant not to sue and agreed to dismiss all of the pending cases.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 21, 2014, there were 111 holders of record of our common stock.

	High	Low
Fiscal Year 2012
First Quarter	$48.50	$41.07
Second Quarter	43.42	32.00
Third Quarter	40.35	34.55
Fourth Quarter	42.98	35.00
Fiscal Year 2013
First Quarter	$47.41	$39.65
Second Quarter	44.00	38.04
Third Quarter	46.21	38.16
Fourth Quarter	44.19	37.57

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

Company / Index	01/03/09	01/02/10	01/01/11	12/31/11	12/29/12	12/28/13
Silicon Laboratories Inc.	$100.00	$189.28	$180.05	$169.87	$162.32	$165.69
NASDAQ Composite	$100.00	$144.45	$169.81	$167.85	$188.54	$267.16
PHLX Semiconductor Index	$100.00	$159.68	$183.23	$186.05	$204.93	$268.55

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on January 3, 2009, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended December 28, 2013 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2013 - October 26, 2013	42	$39.51	42	$40,557
October 27, 2013 - November 23, 2013	286	$39.32	286	$29,301
November 24, 2013 - December 28, 2013	136	$39.14	136	$23,991

Total	464	$39.28	464

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

	Fiscal Year
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$580,087	$563,294	$491,625	$493,341	$441,020
Operating income	$64,310	$85,675	$50,074	$86,671	$66,511
Net income	$49,819	$63,548	$35,472	$73,242	$73,092	(2)
Earnings per share:
Basic	$1.17	$1.51	$0.82	$1.63	$1.62
Diluted	$1.14	$1.47	$0.79	$1.57	$1.57
Consolidated Balance Sheet Data
Cash, cash equivalents and investments (1)	$286,025	$293,360	$324,967	$383,362	$434,899
Working capital	350,170	361,304	370,211	414,073	435,359
Total assets	991,150	871,966	705,991	727,658	742,838
Long-term obligations	143,441	115,615	24,214	22,372	24,403
Total stockholders' equity	738,562	649,973	598,939	625,430	629,796

(1)
Reflects repurchases of $26 million, $62 million, $110 million, $140 million and $20 million of our common stock in fiscal 2013, 2012, 2011, 2010 and 2009, respectively.

(2)
Includes a benefit related to the resolution of prior year uncertain tax benefits.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52-or 53-week year ending on the Saturday closest to December 31st. Fiscal 2013, 2012 and 2011were 52-week years and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Fiscal 2014 will have 53 weeks with the extra week occurring in the fourth quarter of the year.

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

        Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

  •
  Broad-based products, which include our microcontrollers, timing products (clocks and oscillators), power and isolation devices, and sensors;

  •
  Broadcast products, which include our broadcast audio and video products; and

  •
  Access products, which include our Voice over IP (VoIP) products, embedded modems and our Power over Ethernet (PoE) devices.

        Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next-generation ICs with added functionality and further integration. On July 1, 2013, we acquired Energy Micro AS. Energy Micro designed and developed energy-efficient 32-bit microcontrollers based on ARM Cortex-M architecture. Energy Micro's energy-friendly solutions are designed to enable a broad range of power-sensitive applications for the Internet of Things (IoT), including smart energy, home automation, security and portable electronics markets. See Note 9, Acquisitions, for additional information.

        In fiscal 2013, we introduced a new family of sub-GHz wireless MCUs optimized for power-sensitive, battery-powered systems with RF connectivity; a high-performance bridge controller for USB connectivity applications; relative humidity (RH) and temperature sensors that simplify RH sensing designs while providing power efficiency and ease of use; the EFM32™ Zero Gecko MCU family designed to achieve low system energy consumption for a wide range of battery-powered applications; a family of universal digital video broadcast (DVB) demodulators that support the latest worldwide DVB standards for cable, terrestrial and satellite reception; a low-jitter, low-power and frequency-flexible timing solution for high-speed networking equipment based on the Synchronous Ethernet (SyncE) standard; a new family of silicon TV tuners offering high performance, integration and low system cost while supporting all worldwide terrestrial and cable TV standards; highly integrated, feature-rich 8-bit MCUs optimized for cost-sensitive motor control applications; highly integrated microelectromechanical system (MEMS) oscillators based on our CMEMS (CMOS+MEMS) technology and designed to replace general-purpose crystal oscillators (XOs) in cost-sensitive, low-power and high-volume industrial, embedded and consumer electronics applications; ultra-small and low-power PCI Express (PCIe) clock generators; XOs that meet ultra-low jitter requirements for cloud computing and networking equipment; digital CMOS-based drop-in replacement solutions for opto-drivers; a single-chip digital radio receiver developed for the global portable and consumer electronics markets; next-generation analog-tuned, analog/digital-display (ATxD) multiband radio ICs; and a high-performance, ultra-low-power sub-GHz wireless transceiver optimized for China's smart metering market. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

        During fiscal 2013, 2012 and 2011, we had one customer, Samsung, whose purchases across a variety of product areas represented 15%, 19% and 13% of our revenues, respectively. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 21% and 11% of our revenues during fiscal 2013, respectively. Edom and Avnet, represented 22% and 11% of our revenues during fiscal 2012, respectively. Edom, Avnet and Macnica, represented 24%, 12% and 10% of our revenues during fiscal 2011, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal 2013, 2012 or 2011.

        The percentage of our revenues derived from outside of the United States was 88% in fiscal 2013, 88% in fiscal 2012 and 86% in fiscal 2011. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.2	40.0	39.3

Gross margin	60.8	60.0	60.7
Operating expenses:
Research and development	27.2	24.5	27.7
Selling, general and administrative	22.5	20.3	22.8

Operating expenses	49.7	44.8	50.5

Operating income	11.1	15.2	10.2
Other income (expense):
Interest income	0.2	0.2	0.3
Interest expense	(0.6)	(0.2)	0.0
Other income (expense), net	0.0	0.1	0.1

Income before income taxes	10.7	15.3	10.6
Provision for income taxes	2.1	4.0	3.4

Net income	8.6%	11.3%	7.2%

Comparison of Fiscal 2013 to Fiscal 2012

Revenues

	Fiscal Year
(in millions)	2013	2012	Change	% Change
Broad-based	$281.8	$270.1	$11.7	4.3%
Broadcast	199.8	186.1	13.7	7.4%
Access	98.5	107.1	(8.6)	(8.1)%

Revenues	$580.1	$563.3	$16.8	3.0%

        The change in revenues in fiscal 2013 was due primarily to:

  •
  Increased revenues of $11.7 million for our Broad-based ICs, due primarily to the addition of revenues from the acquisition of Energy Micro in July 2013 and Ember in July 2012 and market share gains for our timing ICs. Broad-based revenue growth was offset in part by declines in revenue for our touch controller ICs due to our planned exit from this market.

  •
  Increased revenues of $13.7 million for our Broadcast ICs, due primarily to market share gains for our video ICs. Broadcast revenue growth was offset in part by declines in revenue for our audio ICs, which decreased primarily due to declines in market share.

  •
  Decreased revenues of $8.6 million for our Access ICs. The decrease in Access revenues resulted primarily due to declines in market share for our VoIP ICs.

        Unit volumes of our products decreased compared to fiscal 2012 by 8.1%. Average selling prices increased compared to the same period by 12.1%. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Fiscal Year
(in millions)	2013	2012	Change
Gross margin	$352.9	$338.0	$14.9
Percent of revenue	60.8%	60.0%	0.8%

        The increased dollar amount of gross margin in fiscal 2013 was due primarily to $14.4 million of increased gross margin from higher market demand for our video and timing ICs and the addition of ICs acquired from Energy Micro and Ember, offset in part by a decline in demand for our touch controller, audio and VoIP ICs.

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

Research and Development

	Fiscal Year
				% Change
(in millions)	2013	2012	Change
Research and development	$157.8	$138.0	$19.8	14.4%
Percent of revenue	27.2%	24.5%

        The increase in research and development expense in fiscal 2013 was principally due to increases of (a) $11.4 million for personnel-related expenses, including personnel costs associated with (i) increased headcount, and (ii) the acquisition of Energy Micro and Ember, and (b) $4.0 million for the amortization of intangible assets primarily related to our acquisition of Energy Micro. We expect that research and development expense will remain relatively stable in absolute dollars in the first quarter of 2014.

        Recent development projects include a new family of sub-GHz wireless MCUs optimized for power-sensitive, battery-powered systems with RF connectivity; a high-performance bridge controller for USB connectivity applications; RH and temperature sensors that simplify RH sensing designs while providing power efficiency and ease of use; the EFM32 Zero Gecko MCU family designed to achieve low system energy consumption for a wide range of battery-powered applications; a family of universal DVB demodulators that support the latest worldwide DVB standards for cable, terrestrial and satellite reception; a low-jitter, low-power and frequency-flexible timing solution for high-speed networking equipment based on the SyncE standard; a new family of silicon TV tuners offering high performance, integration and low system cost while supporting all worldwide terrestrial and cable TV standards; highly integrated, feature-rich 8-bit MCUs optimized for cost-sensitive motor control applications; highly integrated MEMS oscillators based on our CMEMS technology and designed to replace general-purpose XOs in cost-sensitive, low-power and high-volume industrial, embedded and consumer electronics applications; ultra-small and low-power PCIe clock generators; XOs that meet ultra-low jitter requirements for cloud computing and networking equipment; digital CMOS-based drop-in replacement solutions for opto-drivers; a single-chip digital radio receiver developed for the global portable and consumer electronics markets; next-generation analog-tuned, analog/digital-display (ATxD) multiband radio ICs; and a high-performance, ultra-low-power sub-GHz wireless transceiver optimized for China's smart metering market.

Selling, General and Administrative

	Fiscal Year
				% Change
(in millions)	2013	2012	Change
Selling, general and administrative	$130.8	$114.4	$16.4	14.3%
Percent of revenue	22.5%	20.3%

        The increase in selling, general and administrative expense in fiscal 2013 was principally due to a net gain of $8.5 million in fiscal 2012 from the purchase of our headquarters. Furthermore, the increase in selling, general and administrative expense in fiscal 2013 was also due to increases of (a) $2.5 million for sales commissions, (b) $2.1 million for personnel-related expenses, primarily associated with (i) increased headcount, and (ii) the acquisition of Energy Micro and Ember, and (c) $1.5 million for legal fees, primarily related to litigation and acquisition-related costs. We expect that selling, general and administrative expense will increase in absolute dollars in the first quarter of 2014.

Interest Income

        Interest income in fiscal 2013 was $0.9 million compared to $1.3 million in fiscal 2012.

Interest Expense

        Interest expense in fiscal 2013 was $3.3 million compared $1.1 million in fiscal 2012. The increase in fiscal 2013 was principally due to higher average debt balances in the period on our Term Loan Facility under our Credit Agreement.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2013 was $0.2 million compared to $0.5 million in fiscal 2012.

Provision for Income Taxes

	Fiscal Year
(in millions)	2013	2012	Change
Provision for income taxes	$12.2	$22.8	$(10.6)
Effective tax rate	19.7%	26.4%

        The effective tax rate for fiscal 2013 decreased from the prior period, primarily due to the prior period tax charge related to the intercompany license of certain technology associated with the acquisition of Ember during 2012 and the recognition of the fiscal 2012 and fiscal 2013 federal research and development tax credits in fiscal 2013 as a result of the enactment of the American Taxpayer Relief Act of 2012 (the "Act") on January 2, 2013. The decrease in the effective tax rate for fiscal 2013 was partially offset by the release during the prior period of unrecognized tax benefits that were determined to be effectively settled during 2012. We expect our effective tax rate for fiscal 2014 to increase primarily due to the expiration of the federal research and development tax credit on December 31, 2013.

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

Comparison of Fiscal 2012 to Fiscal 2011

Revenues

	Fiscal Year
				% Change
(in millions)	2012	2011	Change
Broad-based	$270.1	$208.7	$61.4	29.4%
Broadcast	186.1	169.5	16.6	9.7%
Access	107.1	113.4	(6.3)	(5.5)%

Revenues	$563.3	$491.6	$71.7	14.6%

        The change in revenues in fiscal 2012 was due primarily to:

  •
  Increased revenues of $61.4 million for our broad-based ICs due primarily to (a) increased unit volumes of our microcontroller ICs, and (b) the introduction of our touch controller ICs. The increased unit volumes of our microcontroller ICs resulted from higher market demand as customers continued to adopt these ICs over ICs from competitors as well as increased IC revenues resulting from the acquisition of Ember in July 2012.

  •
  Increased revenues of $16.6 million for our broadcast ICs due primarily to increased unit volumes of our video ICs, which resulted from higher market demand as customers continued to adopt these ICs over ICs from competitors. The increase in broadcast revenues was offset in part by a decline in revenues for our audio ICs, resulting primarily from decreased unit volumes. The decrease in unit volumes was due to a decline in our market share for audio ICs, primarily due to increased competition.

        Unit volumes of our products increased compared to fiscal 2011 by 18.0%. Average selling prices decreased compared to the same period by 3.0%.

Gross Margin

	Fiscal Year
(in millions)	2012	2011	Change
Gross margin	$338.0	$298.4	$39.6
Percent of revenue	60.0%	60.7%	(0.7)%

        The increased dollar amount of gross margin in fiscal 2012 was due primarily to $51.3 million of increased gross margin from higher market demand for our video and microcontroller ICs and the introduction of our touch controller ICs, offset in part by an increase in acquisition-related charges. Gross margin as a percentage of revenue decreased 0.5 percent due primarily to the increased sales of video ICs, which had a lower gross margin percentage than the Company average.

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

        The effective tax rate for fiscal 2012 decreased from fiscal 2011, primarily due to the release of prior year unrecognized tax benefits that were determined to be effectively settled during fiscal 2012, along with one-time nondeductible costs associated with the acquisition of Spectra Linear in fiscal 2011. The impact of these items was partially offset by the non-renewal of the federal research and development tax credit in fiscal 2012.

        The American Taxpayer Relief Act of 2012 (the "Act") was enacted on January 2, 2013. The Act retroactively reinstates the federal research and development credit from January 1, 2012, through December 31, 2013. The effect of the change in the tax law related to fiscal 2012 was recognized as a benefit to income tax expense in the first quarter of fiscal 2013, the quarter in which the law was enacted.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

        We expect revenues in the first quarter of fiscal 2014 to be in the range of $142 to $146 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.14 to $0.18.

Liquidity and Capital Resources

        Our principal sources of liquidity as of December 28, 2013 consisted of $275.4 million in cash, cash equivalents and short-term investments, of which approximately $185.7 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, variable-rate demand notes, corporate bonds, certificates of deposit, commercial paper and asset backed securities.

        Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of December 28, 2013, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

        Net cash provided by operating activities was $120.2 million during fiscal 2013, compared to net cash provided of $97.1 million during fiscal 2012. Operating cash flows during fiscal 2013 reflect our net income of $49.8 million, adjustments of $62.7 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $7.7 million due to changes in our operating assets and liabilities.

        Accounts receivable decreased to $72.1 million at December 28, 2013 from $78.0 million at December 29, 2012. Our average days sales outstanding (DSO) was 44 days at December 28, 2013 and 46 days at December 29, 2012.

        Inventory decreased to $45.3 million at December 28, 2013 from $49.6 million at December 29, 2012. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 71 days at December 28, 2013 and 76 days at December 29, 2012.

        Net cash used in investing activities was $105.9 million during fiscal 2013, compared to net cash used of $139.3 million during fiscal 2012. The decrease in cash outflows was principally due to a decrease of $91.6 million for purchases of property and equipment, offset by an increase of $46.1 million for net purchases of marketable securities. In fiscal 2013, we acquired Energy Micro for approximately $140.6 million. In fiscal 2012, we purchased our corporate headquarters facilities for approximately $94.4 million and acquired Ember for approximately $79.0 million. See Note 9, Acquisitions, for additional information.

        We anticipate capital expenditures of approximately $10 to $14 million for fiscal 2014. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

        Net cash used in financing activities was $23.9 million during fiscal 2013, compared to net cash provided of $52.7 million during fiscal 2012. The increase in cash outflows was principally due to net proceeds of $98.3 million from the issuance of long-term debt in fiscal 2012, offset by a decline of $36.0 million for repurchases of our common stock in fiscal 2013. In January 2013, our Board of

Directors authorized a program to repurchase up to $50 million of our common stock through January 2014.

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

        In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of December 28, 2013, the Company was in compliance with all covenants of the Credit Facilities. See Note 11, Debt, to the Consolidated Financial Statements for additional information.

        We have entered into an interest rate swap agreement as a hedge against the LIBOR portion of the variable interest payments under the Term Loan Facility and effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate through the maturity date. See Note 5, Derivative Financial Instruments, to the Consolidated Financial Statements for additional information.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of December 28, 2013 (in thousands):

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations (1)	$95,000	$7,500	$10,000	$10,000	$67,500	$—	$—
Interest on long-term debt obligations (2)	8,934	3,008	2,496	2,241	1,189	—	—
Operating lease obligations (3)	15,475	4,232	3,704	3,058	2,350	1,449	682
Purchase obligations (4)	31,650	31,650	—	—	—	—	—
Other long-term obligations (5)	33,194	—	23,158	4,392	2,273	1,969	1,402

(1)
Long-term debt obligations represent the principal due under our Term Loan Facility and include amounts classified as current portion of long-term debt.

(2)
Interest on our long-term debt obligations is based on LIBOR plus an applicable margin. We have entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments and effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate through the maturity date. As of December 28, 2013, the combined interest rate on the Term Loan Facility was 2.514%. The impact of the interest rate swap was factored into the calculation of the future interest payments on our long-term debt obligations.

(3)
Operating lease obligations include amounts for leased facilities.

(4)
Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(5)
Other long-term obligations represent estimated payments due in connection with the acquisition of Energy Micro, including escrow withheld and estimated contingent consideration.

We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $5.0 million for unrecognized tax benefits is not included in the table above. See Note 17, Income Taxes, to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

        As of December 28, 2013, we had no significant off-balance sheet arrangements.

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

        Inventory valuation—We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates. In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than 12 months. We also adjust the valuation of inventory when its manufacturing cost exceeds the estimated market value less selling costs. We assess the potential for any unusual customer returns based on known quality or business issues and write-off inventory losses for scrap or non-saleable material. Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand. The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

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

Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have an impact on our financial statements, but did amend the disclosures for accumulated other comprehensive loss.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of December 28, 2013 and December 29, 2012 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of December 28, 2013 and December 29, 2012 would decrease our annual interest income by approximately $0.9 million and $1.2 million, respectively. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

        We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facilities. The interest payments on the facility are calculated using a variable-rate of interest. We have entered into an interest rate swap agreement with an original notional value of $100 million (equal to the full amount borrowed under the Term Loan Facility) and, effectively, converted the variable-rate interest payments on the Term Loan Facility to fixed-rate interest payments through July 2017.

Investments in Auction-rate Securities

        In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of December 28, 2013, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 28, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended December 28, 2013 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of December 28, 2013, our internal control over financial reporting is effective based on those criteria.

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

Item 10.    Directors, Executive Officers and Corporate Governance

        Set forth below is information regarding the executive officers and directors of Silicon Laboratories as of January 21, 2014.

Name	Age	Position
Navdeep S. Sooch	51	Chairman of the Board
G. Tyson Tuttle	46	Chief Executive Officer and Director
William G. Bock	63	President and Director
John C. Hollister	44	Chief Financial Officer and Senior Vice President
Kurt W. Hoff	56	Senior Vice President of Worldwide Sales
Jonathan D. Ivester	58	Senior Vice President of Strategic Operations
David R. Welland	58	Vice President and Director
Alf-Egil Bogen	47	Director
Harvey B. Cash	75	Director
R. Ted Enloe III	75	Director
Jack R. Lazar	48	Director
Laurence G. Walker	65	Director
William P. Wood	58	Director

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

        G. Tyson Tuttle has served as a director and our Chief Executive Officer since April 2012. Mr. Tuttle served as our Chief Executive Officer and President from April 2012 to May 2013. Mr. Tuttle served as our Chief Operating Officer and Senior Vice President from May 2011 to April 2012. From January 2010 to May 2011, Mr. Tuttle served as our Chief Technical Officer. From May 2005 to December 2009, he was our Vice President and General Manager of Broadcast products including the audio and video product families. Mr. Tuttle joined Silicon Laboratories in 1997 as a senior design engineer. From 1999 to 2005, Mr. Tuttle served in a variety of product management, marketing and business leadership positions. Previously, Mr. Tuttle held senior design engineering positions at Crystal Semiconductor/Cirrus Logic and Broadcom Corporation where he focused on high-speed mixed-signal circuit design for hard disk drive read channel and Ethernet applications. Mr. Tuttle holds an M.S. in Electrical Engineering from UCLA and a B.S. in Electrical Engineering from Johns Hopkins University. Mr. Tuttle's intimate knowledge of our company and the industry and his service as our Chief Executive Officer qualify him to serve as a member of our Board of Directors.

        William G. Bock has served as our President since June 2013. He served Silicon Laboratories as Interim Chief Financial Officer and Senior Vice President from February 2013 until June 2013. He served as Chief Financial Officer from November 2006 to July 2011 and Senior Vice President of Finance and Administration from July 2011 through December 2011. He joined Silicon Laboratories as a director in March 2000, and served as Chairman of the audit committee until November 2006 when he stepped down from the Board of Directors to assume the CFO role. Mr. Bock rejoined Silicon Laboratories' Board of Directors in July of 2011. From 2001 to 2006, Mr. Bock participated in the venture capital industry, principally as a partner with CenterPoint Ventures. Before his venture career, Mr. Bock held senior executive positions with three venture-backed companies, Dazel Corporation, Tivoli Systems and Convex Computer Corporation. Mr. Bock began his career with Texas Instruments. Mr. Bock has served on the Board of Directors of Convio, Inc., from January 2008 until its sale to Blackbaud Inc. in April 2012. Mr. Bock currently serves on the Board of Directors of Entropic Communications and as a member of the Audit Committee. Mr. Bock holds a B.S. in Computer Science from Iowa State University and an M.S. in Industrial Administration from Carnegie Mellon University. Mr. Bock's extensive financial and executive experience and his in-depth knowledge of Silicon Laboratories qualify him to serve as a member of our Board of Directors.

        John C. Hollister has served Silicon Laboratories as our Chief Financial Officer since June 2013. Prior to this role, Mr. Hollister was our Vice President, Business Development since April 2012, and also served as our Chief Information Officer since November 2012. Mr. Hollister served as our Vice President, Manufacturing and Asia Operations from November 2009 to April 2012. From April 2007 to October 2009, he was Managing Director, Asia Operations. Mr. Hollister joined Silicon Laboratories in 2004 and held finance management positions until April 2007. Prior to joining Silicon Laboratories, Mr. Hollister's experience included Vice President of Finance at Cicada Semiconductor as well as various finance positions at Cirrus Logic, Veritas DGC, 3-D Geophysical and PricewaterhouseCoopers LLP. Mr. Hollister is a Certified Public Accountant and has a master's degree in Accounting and a bachelor's degree in Business Administration from the University of Texas at Austin.

        Kurt W. Hoff has served as our Senior Vice President of Worldwide Sales since April 2012. He previously served as our Vice President of Worldwide Sales from July 2007 to April 2012. From 2005 until July 2007, he managed the company's European sales and operations. Prior to joining Silicon Laboratories in 2005, Mr. Hoff served as president, Chief Executive Officer and director of Cognio. Mr. Hoff also managed the operations and sales of C-Port Corporation, a network processor company acquired by Motorola in May 2000. Additionally, Mr. Hoff spent 10 years in various sales positions at AMD. Mr. Hoff holds a B.S. in Physics from the University of Illinois and an M.B.A. from the University of Chicago.

        Jonathan D. Ivester has served as our Senior Vice President of Strategic Operations since July 2013. He previously served as Senior Vice President of Worldwide Operations from June 2008 to July 2013 and as Vice President of Worldwide Operations from May 2005 to June 2008. He joined Silicon Laboratories in September 1997 as Vice President. Previously, Mr. Ivester was with Applied Materials, a supplier of equipment and services to the semiconductor industry, and served as Director of Manufacturing and Director of U.S. Procurement in addition to various engineering and manufacturing management positions. Mr. Ivester also was a scientist at Bechtel Corporation, an engineering and construction company, and at Abcor, Inc., an ultrafiltration company and subsidiary of Koch Industries. Mr. Ivester holds a B.S. in Chemistry from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

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

        Alf-Egil Bogen has served as a director of Silicon Laboratories since October 2013. Mr. Bogen is a 20-year semiconductor veteran and one of the inventors of the highly successful AVR microcontroller. He is currently the chief executive officer and a member of the Board of Directors of Novelda AS, a privately held semiconductor company based in Norway specializing in nanoscale wireless low-power technology for ultra-high-resolution impulse radar. Prior to Novelda, he was chief marketing officer of Energy Micro AS until it was acquired by Silicon Laboratories in July 2013. Mr. Bogen also held various management positions during his 17 years at Atmel Corporation, including managing director of the AVR business unit as well as vice president of corporate marketing and chief marketing officer. He began his career at Nordic VLSI in Norway. Mr. Bogen holds an M.S. in Electrical Engineering and Computer Science from Norwegian University of Science and Technology and a B.S. in Electrical and Computing Engineering from Trondheim University College. Mr. Bogen's combination of independence and his experience, including past experience in the semiconductor industry, qualifies him to serve as a member of our Board of Directors.

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

        Jack R. Lazar has served as a director of Silicon Laboratories since April 2013. Mr. Lazar is currently the Chief Financial Officer of GoPro, a leading provider of wearable and mountable camera products. From January 2013 to January 2014, he was an independent business and financial consultant. Mr. Lazar previously served as Senior Vice President, Corporate Development and General Manager of Qualcomm Atheros from May 2011 to January 2013. From September 2003 until the acquisition of Atheros by Qualcomm in May 2011, Mr. Lazar served as Chief Financial Officer and Secretary of Atheros Communications, Inc., a publicly traded provider of communications semiconductor solutions. Mr. Lazar also served Atheros as Vice President of Corporate Development from February 2008 and Senior Vice President of Corporate Development from November 2010 until the acquisition by Qualcomm. From May 2002 to September 2003, Mr. Lazar was an independent business and financial consultant. From August 1999 to May 2002, Mr. Lazar served in a variety of positions at NetRatings, Inc., a publicly traded Internet audience measurement and analysis company, most recently as Executive Vice President of Corporate Development, Chief Financial Officer and Secretary. Previously, Mr. Lazar held a variety of executive and management positions at Apptitude, Electronics for Imaging and Price Waterhouse. Mr. Lazar currently serves on the Board of Directors of TubeMogul, a private brand focused video marketing company. Mr. Lazar is a Certified Public Accountant and holds a B.S. in Commerce with an emphasis in Accounting from Santa Clara University. Mr. Lazar's combination of independence and his experience, including past experience as an executive officer, qualifies him to serve as a member of our Board of Directors.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
1.    Financial Statements

  2.
  Schedules

          Schedule II—Valuation and Qualifying Accounts

          All other schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

  3.
  Exhibits

          The exhibits listed on the accompanying index to exhibits immediately following the Consolidated Financial Statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)
Exhibits

Exhibit Number
2.1	*	Share Purchase Agreement, dated June 6, 2013, by and between Silicon Laboratories International Pte. Ltd. and Energy AS and Silicon Laboratories Inc. (filed as Exhibit 2.1 to the Form 8-K filed on June 7, 2013).

3.1	*	Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).

3.2	*	Second Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2	*+	Silicon Laboratories Inc. 2000 Stock Incentive Plan (filed as Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Securities and Exchange Commission File No. 333-60794) filed on May 11, 2001).

10.3	*+	Form of Stock Option Agreement and Notice of Grant of Stock Option under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.4	*+	Form of Addendum to Stock Option Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.5	*+	Form of Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.6	*+	Form of Addendum to Stock Issuance Agreement under Registrant's 2000 Stock Incentive Plan (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2005).

10.7	*	Sale and Purchase Agreement dated February 8, 2007 by and between NXP B.V., NXP Semiconductors France SAS, Silicon Laboratories Inc. and Silicon Laboratories International Pte. Ltd. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2007).

10.8	*	Intellectual Property License Agreement dated as of March 23, 2007, by and among Silicon Laboratories Inc., Silicon Laboratories International Pte. Ltd., NXP B.V. and NXP Semiconductors France SAS (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 29, 2007).

10.9	*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.10	*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

Exhibit Number
10.11	*+	Form of Restricted Stock Units Grant Notice and Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.12	*+	Form of Stock Option Grant Notice and Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 27, 2009).

10.13	*	Credit Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Bank of America, N.A., Wells Fargo Bank, National Association, and Regions Bank (filed as Exhibit 10.1 to the Form 8-K filed August 1, 2012).

10.14	*	Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as "Obligors" (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

10.15	*	Silicon Laboratories Inc. 2014 Bonus Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 24, 2014).

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on signature page to this Form 10-K).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*
Incorporated herein by reference to the indicated filing.

+
Management contract or compensatory plan or arrangement

SCHEDULE II

SILICON LABORATORIES INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
Valuation Allowance for Deferred Tax Assets	Balance at Beginning of Period	Charged to Expenses	Charged to Goodwill	Deductions (1)	Balance at End of Period
			(in thousands)
Year ended December 28, 2013	$2,114	$2,335	$—	$(674)	$3,775
Year ended December 29, 2012	$—	$—	$2,114	$—	$2,114

(1)
Represents adjustments to deferred tax assets

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on January 31, 2014.

SILICON LABORATORIES INC.
By:	/s/ G. TYSON TUTTLE G. Tyson Tuttle Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints G. Tyson Tuttle and John C. Hollister and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	January 31, 2014
/s/ G. TYSON TUTTLE G. Tyson Tuttle	Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2014
/s/ WILLIAM G. BOCK William G. Bock	President and Director	January 31, 2014
/s/ JOHN C. HOLLISTER John C. Hollister	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 31, 2014

Name	Title	Date

/s/ DAVID R. WELLAND David R. Welland	Vice President and Director	January 31, 2014
/s/ ALF-EGIL BOGEN Alf-Egil Bogen	Director	January 31, 2014
/s/ HARVEY B. CASH Harvey B. Cash	Director	January 31, 2014
/s/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	January 31, 2014
/s/ JACK R. LAZAR Jack R. Lazar	Director	January 31, 2014
/s/ LAURENCE G. WALKER Laurence G. Walker	Director	January 31, 2014
/s/ WILLIAM P. WOOD William P. Wood	Director	January 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited Silicon Laboratories Inc.'s (the Company) internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Silicon Laboratories Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 2013 of Silicon Laboratories Inc. and our report dated January 31, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
January 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Laboratories Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated January 31, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
January 31, 2014

Silicon Laboratories Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$95,800	$105,426
Short-term investments	179,593	176,565
Accounts receivable, net of allowances for doubtful accounts of $797 at December 28, 2013 and $670 at December 29, 2012	72,124	78,023
Inventories	45,271	49,579
Deferred income taxes	18,878	16,652
Prepaid expenses and other current assets	47,651	41,437

Total current assets	459,317	467,682
Long-term investments	10,632	11,369
Property and equipment, net	132,445	135,271
Goodwill	228,781	130,265
Other intangible assets, net	131,593	90,750
Other assets, net	28,382	36,629

Total assets	$991,150	$871,966

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,126	$29,622
Current portion of long-term debt	7,500	5,000
Accrued expenses	45,975	40,410
Deferred income on shipments to distributors	30,853	30,259
Income taxes	2,693	1,087

Total current liabilities	109,147	106,378
Long-term debt	87,500	95,000
Other non-current liabilities	55,941	20,615

Total liabilities	252,588	221,993
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 42,779 and 41,879 shares issued and outstanding at December 28, 2013 and December 29, 2012, respectively	4	4
Additional paid-in capital	48,630	10,122
Retained earnings	690,612	640,793
Accumulated other comprehensive loss	(684)	(946)

Total stockholders' equity	738,562	649,973

Total liabilities and stockholders' equity	$991,150	$871,966

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Revenues	$580,087	$563,294	$491,625
Cost of revenues	227,183	225,277	193,179

Gross margin	352,904	338,017	298,446
Operating expenses:
Research and development	157,799	137,952	135,953
Selling, general and administrative	130,795	114,390	112,419

Operating expenses	288,594	252,342	248,372

Operating income	64,310	85,675	50,074
Other income (expense):
Interest income	853	1,338	1,859
Interest expense	(3,293)	(1,149)	(37)
Other income (expense), net	157	484	444

Income before income taxes	62,027	86,348	52,340
Provision for income taxes	12,208	22,800	16,868

Net income	$49,819	$63,548	$35,472

Earnings per share:
Basic	$1.17	$1.51	$0.82
Diluted	$1.14	$1.47	$0.79
Weighted-average common shares outstanding:
Basic	42,715	42,136	43,421
Diluted	43,537	43,106	44,832

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$49,819	$63,548	$35,472
Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	(535)	1,000	4
Reclassification for gains included in net income	(232)	—	—
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	611	(956)	(424)
Reclassification for losses included in net income	560	2,295	2,237

Other comprehensive income, before tax	404	2,339	1,817
Provision for income taxes	142	818	636

Other comprehensive income	262	1,521	1,181

Comprehensive income	$50,081	$65,069	$36,653

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 1, 2011	43,933	$4	$49,947	$579,127	$(3,648)	$625,430
Net income	—	—	—	35,472	—	35,472
Other comprehensive income	—	—	—	—	1,181	1,181
Stock issuances under employee plans, net of shares withheld for taxes	1,290	—	7,660	—	—	7,660
Income tax benefit (detriment) from employee stock-based awards	—	—	2,707	—	—	2,707
Repurchases of common stock	(3,155)	—	(82,117)	(27,946)	—	(110,063)
Stock-based compensation	—	—	36,552	—	—	36,552

Balance as of December 31, 2011	42,068	4	14,749	586,653	(2,467)	598,939
Net income	—	—	—	63,548	—	63,548
Other comprehensive income	—	—	—	—	1,521	1,521
Stock issuances under employee plans, net of shares withheld for taxes	1,560	—	15,148	—	—	15,148
Income tax benefit (detriment) from employee stock-based awards	—	—	1,675	—	—	1,675
Repurchases of common stock	(1,749)	—	(52,611)	(9,408)	—	(62,019)
Stock-based compensation	—	—	31,161	—	—	31,161

Balance as of December 29, 2012	41,879	4	10,122	640,793	(946)	649,973
Net income	—	—	—	49,819	—	49,819
Other comprehensive income	—	—	—	—	262	262
Stock issuances under employee plans, net of shares withheld for taxes	1,057	—	15,301	—	—	15,301
Income tax benefit (detriment) from employee stock-based awards	—	—	(772)	—	—	(772)
Repurchases of common stock	(661)	—	(26,022)	—	—	(26,022)
Stock-based compensation	—	—	30,753	—	—	30,753
Stock issued in business combination	504	—	19,248	—	—	19,248

Balance as of December 28, 2013	42,779	$4	$48,630	$690,612	$(684)	$738,562

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Operating Activities
Net income	$49,819	$63,548	$35,472
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	13,491	13,621	13,570
Net gain on the purchase of property and equipment	—	(8,457)	—
Amortization of other intangible assets and other assets	15,911	14,154	11,030
Impairment of long-lived assets	—	708	1,322
Stock-based compensation expense	30,800	31,176	36,115
Income tax benefit (detriment) from employee stock-based awards	(606)	1,827	2,814
Excess income tax benefit from employee stock-based awards	(290)	(1,294)	(2,404)
Deferred income taxes	3,319	4,725	(445)
Changes in operating assets and liabilities:
Accounts receivable	8,972	(20,743)	(8,562)
Inventories	5,588	(13,056)	5,334
Prepaid expenses and other assets	(2,514)	10,629	(5,948)
Accounts payable	(3,979)	7,217	(2,176)
Accrued expenses	(3,169)	(3,812)	(1,320)
Deferred income on shipments to distributors	(2,381)	4,623	(1,915)
Income taxes	5,189	(7,816)	5,855

Net cash provided by operating activities	120,150	97,050	88,742
Investing Activities
Purchases of available-for-sale investments	(213,883)	(192,450)	(178,676)
Proceeds from sales and maturities of available-for-sale investments	210,824	235,517	193,474
Purchases of property and equipment	(10,472)	(102,043)	(8,690)
Purchases of other assets	(5,939)	(8,508)	(4,018)
Acquisitions of businesses, net of cash acquired	(86,441)	(71,852)	(27,262)

Net cash used in investing activities	(105,911)	(139,336)	(25,172)
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	15,301	15,148	7,660
Excess income tax benefit from employee stock-based awards	290	1,294	2,404
Repurchases of common stock	(26,022)	(62,019)	(110,063)
Proceeds from issuance of long-term debt, net	—	98,325	—
Payments on debt	(13,434)	—	(7,174)

Net cash provided by (used in) financing activities	(23,865)	52,748	(107,173)
Increase (decrease) in cash and cash equivalents	(9,626)	10,462	(43,603)
Cash and cash equivalents at beginning of period	105,426	94,964	138,567

Cash and cash equivalents at end of period	$95,800	$105,426	$94,964

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,925	$677	$35

Income taxes paid	$3,838	$23,564	$8,241

Supplemental Disclosure of Non-Cash Activity:
Stock issued in business combination	$19,248	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2013, 2012 and 2011 were 52-week years and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

2. Significant Accounting Policies (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

2. Significant Accounting Policies (Continued)

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

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets ranging from three to seven years. Leasehold improvements are depreciated over the contractual lease period or their useful life, whichever is shorter.

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

Business Combinations

        The Company records business combinations using the acquisition method of accounting and accordingly, allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the businesses acquired are included in the Company's consolidated results of operations beginning on the date of the acquisition.

Long-Lived Assets

        Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from six to twelve years. Fair values are determined primarily using the income approach, in which the Company projects future expected cash flows and applies an appropriate discount rate.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

2. Significant Accounting Policies (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

2. Significant Accounting Policies (Continued)

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $2.0 million, $1.7 million and $1.6 million in fiscal 2013, 2012 and 2011, respectively.

Income Taxes

        The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax laws and related rates that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company's Consolidated Balance Sheet. The Company then assesses the likelihood that the deferred tax assets will be realized. A valuation allowance is established against deferred tax assets to the extent the Company believes that it is more likely than not that the deferred tax assets will not be realized, taking into consideration the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

        Uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. See Note 17, Income Taxes, for additional information.

Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have an impact on the Company's financial statements, but did amend the disclosures for accumulated other comprehensive loss.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

3. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$49,819	$63,548	$35,472

Shares used in computing basic earnings per share	42,715	42,136	43,421
Effect of dilutive securities:
Stock options and other stock-based awards	822	970	1,411

Shares used in computing diluted earnings per share	43,537	43,106	44,832

Earnings per share:
Basic	$1.17	$1.51	$0.82
Diluted	$1.14	$1.47	$0.79

        For fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, approximately 0.4 million, 0.5 million and 0.4 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

4. Cash, Cash Equivalents and Investments

        The Company's cash equivalents and short-term investments as of December 28, 2013 consisted of municipal bonds, money market funds, variable-rate demand notes, corporate bonds, certificates of deposit, commercial paper and asset backed securities. The Company's long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company's auction-rate securities failed because sell orders exceeded buy orders. As of December 28, 2013, the Company held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $10.4 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of December 28, 2013, $6.0 million had credit ratings of AA, $2.0 million had a credit rating of A and $4.4 million of the auction-rate securities had credit ratings of BBB. These securities have contractual maturity dates ranging from 2033 to 2046 at December 28, 2013. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

        The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of December 28, 2013.

        The Company's cash, cash equivalents and investments consisted of the following (in thousands):

	December 28, 2013
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$45,544	$—	$—	$45,544
Available-for-sale securities:
Money market funds	39,538	—	—	39,538
Certificates of deposit	7,768	—	—	7,768
Commercial paper	2,499	—	—	2,499
Municipal bonds	451	—	—	451

Total available-for-sale securities	50,256	—	—	50,256

Total cash and cash equivalents	$95,800	$—	$—	$95,800

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$119,289	$(11)	$182	$119,460
Variable-rate demand notes	38,025	—	—	38,025
Corporate bonds	17,788	(4)	60	17,844
Commercial paper	3,748	—	—	3,748
Asset-backed securities	515	—	1	516

Total short-term investments	$179,365	$(15)	$243	$179,593

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$12,425	$(1,793)	$—	$10,632

Total long-term investments	$12,425	$(1,793)	$—	$10,632

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

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

        The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of December 28, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$11,079	$(11)	$—	$—	$11,079	$(11)
Auction rate securities	—	—	10,632	(1,793)	10,632	(1,793)
Corporate bonds	2,605	(4)	—	—	2,605	(4)

	$13,684	$(15)	$10,632	$(1,793)	$24,316	$(1,808)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

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

        The gross unrealized losses as of December 28, 2013 and December 29, 2012 were due primarily to the illiquidity of the Company's auction-rate securities and, to a lesser extent, to changes in market interest rates.

        The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at December 28, 2013 (in thousands):

	Cost	Fair Value
Due in one year or less	$115,109	$115,177
Due after one year through ten years	80,987	81,147
Due after ten years	45,950	44,157

	$242,046	$240,481

5. Derivative Financial Instruments

        The Company is exposed to interest rate fluctuations in the normal course of its business, including through its Credit Facilities. The interest payments on the facility are calculated using a variable-rate of interest. The Company has entered into an interest rate swap agreement with an original notional value of $100 million (equal to the full amount borrowed under the Term Loan Facility) and, effectively, converted the LIBOR portion of the variable-rate interest payments to fixed-rate interest payments through July 2017 (the maturity date of the Term Loan Facility). The Company's interest rate swap agreement is designated and qualifies as a cash flow hedge.

        The Company's previous swap agreement with a notional value of $50.1 million was terminated in fiscal 2012 in connection with the Company's purchase of its corporate headquarters facilities. See Note 9, Acquisitions, for additional information.

        The Company estimates the fair values of derivatives based on quoted prices and market observable data of similar instruments. If the Term Loan Facility or the interest rate swap agreement is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination. The termination of the Company's swap agreement with a notional value of $50.1 million resulted in its remaining fair value of $0.9 million that was previously recorded in accumulated other comprehensive loss to be reclassified into earnings during fiscal 2012. The Company did not discontinue any other cash flow hedges in the periods presented.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

5. Derivative Financial Instruments (Continued)

        The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of December 28, 2013, no portion of the gains or losses from the Company's hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

        The Company's derivative financial instrument consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	December 28, 2013	December 29, 2012
Interest rate swap	Other assets, net	$513	$—
	Other non-current liabilities	—	658

        The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Year Ended			Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011		December 28, 2013	December 29, 2012	December 31, 2011
Interest rate swaps	$611	$(956)	$(424)	Rent expense	$—	$(2,197)	$(2,237)
				Interest expense	(560)	(98)	—

        The Company expects to reclassify $0.5 million of its interest rate swap losses included in accumulated other comprehensive loss as of December 28, 2013 into earnings in the next 12 months, which would be offset by lower interest payments.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

6. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 28, 2013 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$39,538	$—	$—	$39,538
Certificates of deposit	—	7,768	—	7,768
Commercial paper	—	2,499	—	2,499
Municipal bonds	—	451	—	451

Total cash equivalents	$39,538	$10,718	$—	$50,256
Short-term Investments:
Municipal bonds	$—	$119,460	$—	$119,460
Variable-rate demand notes	—	38,025	—	38,025
Corporate bonds	—	17,844	—	17,844
Commercial paper	—	3,748	—	3,748
Asset-backed securities	—	516	—	516

Total short-term investments	$—	$179,593	$—	$179,593
Long-term Investments:
Auction rate securities	$—	$—	$10,632	$10,632

Total long-term investments	$—	$—	$10,632	$10,632
Other assets, net:
Derivative instruments	$—	$513	$—	$513

Total	$—	$513	$—	$513

Total	$39,538	$190,824	$10,632	$240,994

Other non-current liabilities:
Contingent consideration	$—	$—	$12,919	$12,919

Total	$—	$—	$12,919	$12,919

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

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

        The Company's contingent consideration is valued using a Monte Carlo simulation model or a probability weighted discounted cash flow model. The assumptions used in preparing the Monte Carlo

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

6. Fair Value of Financial Instruments (Continued)

simulation model include estimates for revenue growth rates, revenue volatility, contractual terms and discount rates. The assumptions used in preparing the discounted cash flow model include estimates for outcomes if milestone goals are achieved, the probability of achieving each outcome and discount rates.

        The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at December 28, 2013 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$10,632	Discounted cash flow	Estimated yield	1.11%
		Expected holding period	10 years
		Estimated discount rate	4.05%

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

Contingent consideration

Fair Value at December 28, 2013 (000s)	Valuation Technique	Unobservable Input	Range
$12,919	Monte Carlo simulation	Expected revenue growth rate	26.2% - 51.9%
		Expected revenue volatility	20.0%
		Expected term	1.0 - 5.0 years
		Estimated discount rate	0.1% - 1.6%

        The Company has followed an established internal control procedure used in valuing contingent consideration. The valuation of contingent consideration for the Energy Micro acquisition is based on a Monte Carlo simulation model. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company's sales, marketing and finance departments.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

6. Fair Value of Financial Instruments (Continued)

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

        The following summarizes the activity in Level 3 financial instruments for the years ended December 28, 2013 and December 29, 2012 (in thousands):

Assets

	Year Ended
Auction Rate Securities	December 28, 2013	December 29, 2012
Beginning balance	$11,369	$17,477
Settlements	(100)	(6,700)
Gain (loss) included in other comprehensive income	(637)	592

Ending balance	$10,632	$11,369

Liabilities

	Year Ended
Contingent Consideration (1)	December 28, 2013	December 29, 2012
Beginning balance	$2,750	$876
Issues	13,964	4,004
Gain recognized in earnings (2)	(3,795)	(2,130)

Ending balance	$12,919	$2,750

Net gain for the period included in earnings attributable to contingent consideration held at the end of the period:	$1,045	$1,254

(1)
In connection with the acquisition of Energy Micro, Ember and ChipSensors, the Company recorded contingent consideration based upon the expected achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expenses in the Consolidated Statements of Income.

(2)
The Company reduced the estimated fair value of contingent consideration because certain milestone goals were either not achieved or were expected to be achieved at a lower outcome.

Fair values of other financial instruments

        The Company's Term Loan Facility bears interest at LIBOR plus an applicable margin. The fair value of the Company's Term Loan Facility approximates its carrying values as of December 28, 2013 and December 29, 2012, based on the estimated margin observed for loans to companies under similar

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

6. Fair Value of Financial Instruments (Continued)

terms and credit profiles. The Company's other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

7. Balance Sheet Details

        The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Inventories

	December 28, 2013	December 29, 2012
Work in progress	$34,503	$42,103
Finished goods	10,768	7,476

	$45,271	$49,579

Prepaid Expenses and Other Current Assets

	December 28, 2013	December 29, 2012
Distributor advances	$31,839	$21,260
Other	15,812	20,177

	$47,651	$41,437

Property and Equipment

	December 28, 2013	December 29, 2012
Buildings and improvements	$94,221	$90,900
Equipment	51,071	48,219
Computers and purchased software	25,556	27,294
Leasehold interest in ground leases	23,840	23,840
Furniture and fixtures	3,496	3,129
Leasehold improvements	7,784	7,587

	205,968	200,969
Accumulated depreciation	(73,523)	(65,698)

	$132,445	$135,271

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

7. Balance Sheet Details (Continued)

Accrued Expenses

	December 28, 2013	December 29, 2012
Accrued compensation and benefits	$24,896	$22,298
Other	21,079	18,112

	$45,975	$40,410

Other Non-current Liabilities

	December 28, 2013	December 29, 2012
Acquisition-related escrow	$20,010	$—
Contingent consideration	12,919	—
Acquired unfavorable leases	11,268	11,794
Other	11,744	8,821

	$55,941	$20,615

8. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. The Company places its cash equivalents and investments primarily in municipal bonds, money market funds, variable-rate demand notes, corporate bonds, auction-rate securities, certificates of deposit, commercial paper and asset backed securities. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consisted of the following:

	December 28, 2013	December 29, 2012
Edom Technology	26%	23%
Arrow Electronics	10%	**
Avnet	**	12%

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

8. Risks and Uncertainties (Continued)

Distributor Advances

        On sales to distributors, the Company's payment terms often require the distributor to initially pay amounts owed to the Company for an amount in excess of their ultimate cost. The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant. These negotiated price discounts are not granted until the distributor sells the product to the end customer, which may occur after the distributor has paid the original invoice amount to the Company. Payment of invoices prior to receiving an associated discount can have an adverse impact on the working capital of the Company's distributors. Accordingly, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor's working capital requirements. The advance amounts are based on the distributor's inventory balance, and are adjusted quarterly. Such amounts are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by the Company at any time.

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

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company's contract manufacturers accounted for greater than 10% of revenue during fiscal 2013, 2012 or 2011. The Company's end customers and distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
End Customers
Samsung*	15%	19%	13%
Distributors
Edom Technology	21%	22%	24%
Avnet	11%	11%	12%
Macnica	**	**	10%

*
Samsung's purchases were across a variety of product areas.
**
Less than 10% of revenue

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

9. Acquisitions

Energy Micro

        On July 1, 2013, the Company acquired Energy Micro AS, a late-stage private company. Energy Micro designed and developed energy-efficient 32-bit microcontrollers based on ARM Cortex-M architecture. Energy Micro's energy-friendly solutions are designed to enable a broad range of power-sensitive applications for the Internet of Things (IoT), including smart energy, home automation, security and portable electronics markets.

        The Company acquired Energy Micro for approximately $140.6 million, including: 1) Initial consideration of $107.4 million; 2) Deferred consideration in the form of a promissory note with an estimated fair value of $19.2 million at the date of acquisition (the promissory note was subsequently exchanged for approximately 0.5 million shares of the Company's restricted stock after a mandatory two-month creditor notice.); and 3) Contingent consideration (the "Earn-Out") with an estimated fair value of $14.0 million at the date of acquisition. The Earn-Out is payable up to approximately $33.3 million based on the extent to which the annual revenue growth rate from certain Energy Micro and Silicon Laboratories products (the "Earn-Out Products") exceeds 25% per year, over a five-year period from fiscal 2014 through 2018 (the "Earn-Out Period"). The Earn-Out is payable on an annual basis and in no event shall exceed $6,666,666 per year, unless revenue from the Earn-Out Products exceeds $400 million in a single fiscal year during the Earn-Out Period (in which case, the entire Earn-Out amount less any amounts previously paid will become payable). Approximately $20.3 million of the initial consideration was held in escrow by the Company as security for breaches of representations and warranties and certain other expressly enumerated matters. The escrow obligation was recorded in other non-current liabilities in the Consolidated Balance Sheet.

        A portion of the Earn-Out (28.76%) is contingent on the continued employment of certain key employees for the three years following the acquisition date (the "Departure Percentage"). The Departure Percentage was accounted for as a transaction separate from the business combination based on its economic substance and will be recorded as post-combination compensation expense in the Company's financial statements during the Earn-Out period.

        The Company believes that this strategic acquisition will accelerate its deployment of energy-friendly solutions across the IoT industries, while further scaling the Company's engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

9. Acquisitions (Continued)

acquired and, as a result, the Company recorded goodwill. The goodwill is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$18,600	Not amortized
Core and developed technology	29,100	7
Customer relationships	6,400	8
Trademarks	1,300	8

	55,400
Cash and cash equivalents	919
Other current assets	6,486
Goodwill	98,515
Other non-current assets	3,117
Current liabilities	(8,000)
Non-current deferred tax liabilities, net	(6,288)
Long-term debt	(8,434)
Other non-current liabilities	(1,133)

Total purchase price	$140,582

        The allocation of the purchase price is preliminary and subject to change, based on finalization of certain income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

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

        Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $2.4 million of acquisition-related costs in selling, general and administrative expenses during fiscal 2013.

Ember

        On July 3, 2012, the Company acquired Ember Corporation, a privately held company. Ember's products integrate high-performance, low-power 2.4 GHz wireless ICs with reliable and scalable software into a flexible and robust networking platform. The Company acquired Ember for

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

9. Acquisitions (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

9. Acquisitions (Continued)

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
December 28, 2013 (Continued)

9. Acquisitions (Continued)

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

10. Goodwill and Other Intangible Assets

Goodwill

        The following summarizes the activity in goodwill for the years ended December 28, 2013 and December 29, 2012 (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012
Beginning balance	$130,265	$115,489
Additions due to business combinations	98,516	14,776

Ending balance	$228,781	$130,265

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

10. Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

        The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

		December 28, 2013		December 29, 2012
	Weighted-Average Amortization Period (Years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Subject to amortization:
Core and developed technology	9	$138,340	$(41,782)	$95,420	$(30,145)
Customer relationships	9	14,500	(2,330)	8,100	(1,057)
Patents	6	3,000	(750)	3,000	(250)
Trademarks	10	2,210	(195)	910	(38)

	9	158,050	(45,057)	107,430	(31,490)
Not subject to amortization:
In-process research and development	Not amortized	18,600	—	14,810	—

Total intangible assets		$176,650	$(45,057)	$122,240	$(31,490)

        Gross intangible assets increased $55.4 million in fiscal 2013 due to the acquisition of Energy Micro. This increase was offset by the removal of $1.0 million of fully amortized assets.

        Amortization expense related to intangible assets for fiscal 2013, 2012 and 2011 was $14.6 million, $10.7 million and $9.9 million, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2014	$17,060
2015	16,669
2016	16,019
2017	15,052
2018	14,309

11. Debt

        On July 31, 2012, the Company and certain of its domestic subsidiaries (the "Guarantors") entered into a $230 million five-year Credit Agreement (the "Agreement"). The Agreement consists of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility (collectively, the "Credit Facilities").

        The Term Loan Facility provides for quarterly principal amortization (equal to 5% of the principal in each of the first two years and 10% of the principal in each of the next three years) with the remaining balance payable upon the maturity date. The Revolving Credit Facility includes a $25 million

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

11. Debt (Continued)

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

        In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of December 28, 2013, the Company was in compliance with all covenants of the Credit Facilities.

        As of December 28, 2013, the remaining contractual maturities of the Term Loan Facility were as follows (in thousands):

Fiscal Year
2014	$7,500
2015	10,000
2016	10,000
2017	67,500

Total	$95,000

Interest Rate Swap Agreement

        In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of December 28, 2013, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 5, Derivative Financial Instruments, for additional information.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

12. Stockholders' Equity

Common Stock

        The Company issued 1.6 million shares of common stock during fiscal 2013, including approximately 0.5 million shares issued in connection with the acquisition of Energy Micro.

Share Repurchase Programs

        The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
January 2014	January 2015	$100,000
January 2013	January 2014	$50,000
April 2012	January 2013	$100,000
October 2011	April 2012	$50,000
July 2010	August 2011	$150,000

        These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.7 million shares, 1.7 million shares and 3.2 million shares of its common stock for $26.0 million, $62.0 million and $110.1 million during fiscal 2013, 2012 and 2011, respectively. These shares were retired upon repurchase.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

12. Stockholders' Equity (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available- For-Sale Securities	Total
Balance at January 1, 2011	$(2,477)	$(1,171)	$(3,648)
Other comprehensive income (loss) before reclassifications	(276)	3	(273)
Amount reclassified from accumulated other comprehensive loss	1,454	—	1,454

Net change for the period	1,178	3	1,181

Balance at December 31, 2011	(1,299)	(1,168)	(2,467)
Other comprehensive income (loss) before reclassifications	(621)	650	29
Amount reclassified from accumulated other comprehensive loss	1,492	—	1,492

Net change for the period	871	650	1,521

Balance at December 29, 2012	(428)	(518)	(946)
Other comprehensive income (loss) before reclassifications	397	(348)	49
Amount reclassified from accumulated other comprehensive loss	364	(151)	213

Net change for the period	761	(499)	262
Balance at December 28, 2013	$333	$(1,017)	$(684)

Reclassifications From Accumulated Other Comprehensive Loss

	Year ended
Reclassification (in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Losses on cash flow hedges to:
Rent expense	$—	$(2,295)	$(2,237)
Interest expense	(560)	—	—
Gains on available-for-sales securities to:
Interest income	232	—	—

	(328)	(2,295)	(2,237)
Income tax benefit	115	803	783

Total reclassifications	$(213)	$(1,492)	$(1,454)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

12. Stockholders' Equity (Continued)

Income Tax Allocated to the Components of Other Comprehensive Income

        The income tax effects of the components of other comprehensive income were as follows (in thousands):

	Year ended
Income tax (expense) benefit on:	December 28, 2013	December 29, 2012	December 31, 2011
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	$187	$(350)	$(1)
Reclassification for gains included in net income	81	—	—
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(214)	335	148
Reclassification for losses included in net income	(196)	(803)	(783)

Other comprehensive income	$(142)	$(818)	$(636)

13. Stock-Based Compensation

        In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the "2009 Plan") and the 2009 Employee Stock Purchase Plan (the "2009 Purchase Plan"). The 2009 Plan is currently effective, and has a term of 10 years from the shareholders' approval date. The 2009 Purchase Plan became effective on April 30, 2010.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

13. Stock-Based Compensation (Continued)

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

Stock Grants and Modifications

        The Company granted to its employees 1.1 million, 0.8 million and 0.8 million shares of full value awards and no stock options from the 2009 Plan during fiscal 2013, 2012 and 2011, respectively.

        The Company recorded $1.9 million in selling, general and administrative expense during fiscal 2012 in connection with modifications to certain stock awards. The Company accelerated the vesting of certain RSUs and Market Stock Units (MSUs) and extended the exercise period of stock options pursuant to a separation agreement between the Company and its former Chief Executive Officer (CEO). There were no other significant modifications made to any stock grants during fiscal 2013, 2012 or 2011.

        Included in the full value awards granted under the 2009 Plan in fiscal 2013, 2012 and 2011 were a total of 132 thousand, 110 thousand and 55 thousand market-based stock awards, respectively. The awards, also known as MSUs, provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. The performance criteria of the MSUs measure the difference between the total stockholders' return of the Company against that of the Philadelphia Semiconductor Sector Total Return Index.

2009 Employee Stock Purchase Plan

        The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (the "423(b) Plan"), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the "Non-423(b) Plan"). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company's common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2013, 2012 and 2011, the Company issued 190 thousand, 181 thousand and 169 thousand shares, respectively, under the 2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted in fiscal 2013 under the 2009 Purchase Plan was $9.34 per share.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

13. Stock-Based Compensation (Continued)

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

        The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
2009 Employee Stock Purchase Plan:
Expected volatility	27%	38%	27%
Risk-free interest rate %	0.1%	0.2%	0.2%
Expected term (in months)	7	15	11
Dividend yield	—	—	—

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

13. Stock-Based Compensation (Continued)

        A summary of stock-based compensation activity with respect to fiscal 2013 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 29, 2012	1,696	$35.86
Exercised	(480)	$34.72
Cancelled or expired	(127)	$46.87

Outstanding at December 28, 2013	1,089	$35.09	1.96	$9,688
Vested at December 28, 2013 and expected to vest	1,089	$35.09	1.96	$9,688
Exercisable at December 28, 2013	1,089	$35.09	1.96	$9,688

RSAs, RSUs and MSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 29, 2012	1,708	$—
Granted	1,118	$—
Issued	(553)	$—
Cancelled or expired	(192)	$—

Outstanding at December 28, 2013	2,081	$—	1.25	$88,135
Outstanding at December 28, 2013 and expected to vest	1,900	$—	1.25	$80,471

        The following summarizes the Company's weighted average fair value at the date of grant:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Per grant of RSAs, RSUs and MSUs	$41.69	$43.82	$44.73

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Intrinsic value of stock options exercised	$4,198	$9,064	$8,622
Intrinsic value of RSAs and RSUs that vested	$23,649	$40,105	$38,769
Grant date fair value of RSAs and RSUs that vested	$24,026	$31,215	$29,488

        The Company had approximately $51.2 million of total unrecognized compensation costs related to stock awards at December 28, 2013 that are expected to be recognized over a weighted-average period

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

13. Stock-Based Compensation (Continued)

of 2.1 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

        The Company received cash of $15.3 million for the issuance of common stock, net of shares withheld for taxes, during fiscal 2013. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, issuance of RSAs, vesting of RSUs and MSUs, and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

        The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cost of revenues	$952	$1,206	$1,319
Research and development	14,530	12,602	14,872
Selling, general and administrative	15,318	17,368	19,924

	30,800	31,176	36,115
Income tax benefit	2,633	4,911	3,957

	$28,167	$26,265	$32,158

        As of December 28, 2013, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	1,092
2009 Stock Incentive Plan	4,913
2009 Employee Stock Purchase Plan	636

Total shares reserved	6,641

14. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.0 million, $2.9 million and $2.7 million to the 401(k) Plan during fiscal 2013, 2012 and 2011, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

15. Commitments and Contingencies

Operating Leases

        The Company leases certain facilities under operating lease agreements that expire at various dates through 2022. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

        Rent expense under operating leases was $4.2 million, $4.4 million and $4.5 million for fiscal 2013, 2012 and 2011, respectively. The minimum annual future rentals under the terms of these leases as of December 28, 2013 are as follows (in thousands):

Fiscal Year
2014	$4,232
2015	3,704
2016	3,058
2017	2,350
2018	1,449
Thereafter	682

Total minimum lease payments	$15,475

Litigation

  Patent Litigation

        On January 21, 2014, Cresta Technology Corporation ("Cresta Technology"), a Delaware corporation, filed a lawsuit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., LG Electronics Inc. and LG Electronics U.S.A., Inc. in the United States District Court in the District of Delaware, alleging infringement of United States Patent Nos. 7,075,585, 7,265,792 and 7,251,466. The lawsuit relates to the Company's family of television tuner products. Cresta Technology seeks unspecified compensatory and enhanced damages, attorney fees and a permanent injunction. On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission alleging infringement of the same patents against the Company, Samsung and LG Electronics and seeking to prevent the importation and sale of allegedly infringing products in the United States. The Company intends to vigorously defend against these allegations. At this time, the Company cannot predict the outcome of these matters or the resulting financial impact to it, if any.

        In 2012, MaxLinear, Inc., a Delaware corporation, and the Company engaged one another in three patent infringement lawsuits filed in the United States District Court for the Southern District of California, San Diego Division, and in the United States District Court for the Western District of Texas, Austin Division. The Texas Court determined that the dispute concerning MaxLinear's patents would proceed in the California Court. On May 16, 2013, MaxLinear filed an additional patent infringement lawsuit against the Company in the United States District Court for the Southern District of California. On October 3, 2013, the Company and MaxLinear executed a Settlement Agreement resolving all of the lawsuits between them. MaxLinear granted the Company a license to its patent portfolio for the accused Company products, and the Company granted MaxLinear a license to its patent portfolio for the accused MaxLinear products. As part of the settlement, MaxLinear made a

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

15. Commitments and Contingencies (Continued)

one-time payment of $1.25 million to the Company. The Company and MaxLinear also entered into a 3-year covenant not to sue and agreed to dismiss all of the pending cases.

Other

        The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its consolidated financial statements.

16. Related Party Transactions

        On March 26, 2013, the Company entered into an agreement to purchase consulting services in connection with the acquisition of Energy Micro. The fees for such services were $1.5 million during fiscal 2013. Mr. Bock, the Company's President, is also an independent contractor with the consulting entity. Mr. Bock is not providing consulting services to the Company on behalf of the entity. Mr. Bock and the entity have agreed that Mr. Bock will receive no compensation in conjunction with the agreement. Mr. Bock abstained from the negotiations with respect to the agreement between the Company and the entity.

        On July 1, 2013, Geir Førre joined the Company as senior vice president and general manager of microcontroller products. Mr. Førre was chief executive officer of Energy Micro, until it was acquired by the Company. Mr. Førre was the beneficial owner of approximately 32% of the Energy Micro equity and accordingly (a) received approximately $35 million of the initial consideration of $107.4 million, (b) may receive an additional approximately $6.5 million out of the $20.3 million holdback related to potential indemnification claims and (c) may receive up to approximately $10.5 million of the $33.3 million earn-out.

        On October 17, 2013, the Company appointed Alf-Egil Bogen to its board of directors. Mr. Bogen was chief marketing officer of Energy Micro, until it was acquired by the Company. Mr. Bogen was the beneficial owner of approximately 2% of the Energy Micro equity and accordingly (a) received approximately $0.9 million of the initial consideration of $107.4 million, (b) may receive an additional approximately $0.4 million out of the $20.3 million holdback related to potential indemnification claims and (c) may receive up to approximately $0.7 million of the $33.3 million earn-out. Mr. Bogen had invested approximately $0.8 million in Energy Micro prior to the acquisition.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

17. Income Taxes

        Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Domestic	$4,796	$21,084	$14,468
International	4,093	(3,009)	2,845

Total Current	8,889	18,075	17,313
Deferred:
Domestic	5,591	5,444	(70)
International	(2,272)	(719)	(375)

Total Deferred	3,319	4,725	(445)

	$12,208	$22,800	$16,868

        The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate benefit	(8.2)	(11.8)	(11.0)
Research and development tax credits	(14.6)	(0.5)	(8.5)
Release of prior year unrecognized tax benefits	—	(8.4)	—
Intercompany technology license	—	11.8	10.4
Excess officer compensation	1.9	1.0	3.2
Valuation allowance	3.8	—	—
Nondeductible acquisition costs	0.2	0.1	2.9
Other	1.6	(0.8)	0.2

	19.7%	26.4%	32.2%

        The effective tax rate for fiscal 2013 decreased from the prior period, primarily due to the prior period tax charge related to the intercompany license of certain technology associated with the acquisition of Ember during 2012 and the recognition of the fiscal 2012 and fiscal 2013 federal research and development tax credits in fiscal 2013 as a result of the enactment of the American Taxpayer Relief Act of 2012 (the "Act") on January 2, 2013. The decrease in the effective tax rate for fiscal 2013 was partially offset by the release during the prior period of unrecognized tax benefits that were determined to be effectively settled during 2012.

        The effective tax rate for fiscal 2012 decreased from the prior period, primarily due to the release of prior year unrecognized tax benefits that were determined to be effectively settled during fiscal 2012,

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

17. Income Taxes (Continued)

along with one-time nondeductible costs associated with the acquisition of Spectra Linear in fiscal 2011. The impact of these items was partially offset by the non-renewal of the federal research and development tax credit in fiscal 2012.

        Income before income taxes included the following components (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Domestic	$41,849	$80,494	$48,282
Foreign	20,178	5,854	4,058

	$62,027	$86,348	$52,340

        Foreign income before income taxes increased from fiscal 2012 to fiscal 2013 predominantly due to intercompany technology license payments made by a foreign subsidiary in 2012. Foreign income before income taxes increased from fiscal 2011 to fiscal 2012 predominantly due to increases in product sales, offset in part by an increase in the intercompany technology license payments made by a foreign subsidiary.

        Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company recorded a valuation allowance of $1.7 million in fiscal 2013 related to certain state loss and research and development tax credit carryforwards. This figure is net of a valuation allowance release of $0.4 million, which was due to the expiration of certain state net operating loss carryforwards, and a reduction of $0.2 million related to an adjustment of certain acquired state net operating losses and research and development tax credit carryforwards which were fully valued, both of which were offset by changes in deferred tax assets rather than a charge to income tax expense. The Company has determined that it is more likely than not that a portion of the carryforwards will expire or go unutilized because the Company no longer expects to recognize sufficient income in the jurisdictions in which the attributes were created. No valuation allowance was recorded against other deferred tax assets for fiscal 2013 or 2012. Management believes that the Company's results of future operations will generate sufficient taxable income such that it is more likely than not that the remaining deferred tax assets will be realized.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

17. Income Taxes (Continued)

        Significant components of the Company's deferred taxes as of December 28, 2013 and December 29, 2012 are as follows (in thousands):

	December 28, 2013	December 29, 2012
Deferred tax assets:
Net operating loss carryforwards	$38,399	$35,847
Research and development tax credit carryforwards	9,276	8,447
Stock-based compensation	6,757	8,133
Capitalized research and development	8,999	9,708
Deferred income on shipments to distributors	5,733	3,933
Accrued liabilities and other	8,302	7,503

	77,466	73,571
Less: Valuation allowance	(3,775)	(2,114)

	73,691	71,457
Deferred tax liabilities:
Acquired intangibles	38,444	28,653
Depreciation and amortization	2,022	1,076
Prepaid expenses and other	1,889	1,447

	42,355	31,176

Net deferred tax assets	$31,336	$40,281

        During fiscal 2013, the Company recorded a net deferred tax liability of approximately $5.3 million related to the acquisition of Energy Micro due to differences between book and tax bases of acquired assets and assumed liabilities.

        As of December 28, 2013, the Company had federal net operating loss and research and development credit carryforwards of approximately $77.5 million and $2.1 million, respectively, as a result of the Cygnal Integrated Products, Silicon Clocks, Spectra Linear and Ember acquisitions. These carryforwards expire in fiscal years 2019 through 2032. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        As of December 28, 2013, the Company had foreign net operating loss carryforwards of approximately $29.6 million as a result of the Energy Micro acquisition. These loss carryforwards do not expire and recognition is not subject to an annual limit.

        The Company also had state loss and research and development credit carryforwards of approximately $63.9 million and $11.0 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates, Silicon Clocks, Spectra Linear and Ember acquisitions. Certain of these carryforwards expire in fiscal years 2013 through 2033 and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

17. Income Taxes (Continued)

        At the end of fiscal 2013, undistributed earnings of the Company's foreign subsidiaries of approximately $292.3 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for U.S. federal and state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

        The Company's operations in Singapore are subject to reduced tax rates through 2019, as long as certain conditions are met. The income tax benefit (expense) from the reduced Singapore tax rate reflected in earnings was approximately $2.2 million (representing $0.05 per diluted share) in fiscal 2013, approximately $(13.3) million (representing $(0.31) per diluted share) in fiscal 2012 and approximately $2.5 million (representing $0.06 per diluted share) in fiscal 2011. The impact of the reduced Singapore tax rate in fiscal 2012 reflects the recognition of prior year unrecognized tax benefits.

        The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Beginning balance	$4,364	$10,943	$10,789
Additions based on tax positions related to current year	316	1,818	757
Additions based on tax positions related to prior years	318	—	—
Reductions for tax positions related to prior years	—	(8,397)	(603)

Ending balance	$4,998	$4,364	$10,943

        As of December 28, 2013, December 29, 2012 and December 31, 2011, the Company had gross unrecognized tax benefits of $5.0 million, $4.4 million and $10.9 million, respectively, of which $4.8 million, $4.1 million and $9.9 million, respectively, would affect the effective tax rate if recognized. During fiscal 2013, the Company had gross increases of $0.6 million. During fiscal 2012, the Company had gross increases of $1.8 million to its current year unrecognized tax benefits, as well as a gross decrease of $8.4 million to its prior year unrecognized tax benefits related to an uncertain tax position that was determined to be effectively settled. A portion of these amounts in fiscal 2012 represents foreign currency remeasurement adjustments and was recognized in other income (expense), net.

        The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized less than $0.1 million of interest in the provision for income taxes in fiscal 2013. The Company did not recognize interest in the provision of income taxes in fiscal 2012 and 2011. The Company has an accrual of less than $0.1 million for the payment of interest related to unrecognized tax positions at the end of fiscal 2013, with no such accrual at the end of fiscal 2012 and 2011.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

17. Income Taxes (Continued)

        The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.5 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

        The tax years 2006 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The examination of the Company's 2009 through 2011 federal income tax returns by the U.S. Internal Revenue Service was completed during the third quarter of 2013 with no material impact on the Company's financial statements. The Company is not currently under audit in any other major taxing jurisdiction.

18. Segment Information

        The Company has one operating segment, mixed-signal analog intensive ICs, consisting of numerous product areas. The Company's chief operating decision maker is considered to be its Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

        The Company groups its products into three categories, based on the markets and applications in which its ICs may be used. The following summarizes the Company's revenue by product category (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Broad-based	$281,777	$270,098	$208,697
Broadcast	199,837	186,067	169,548
Access	98,473	107,129	113,380

Revenues	$580,087	$563,294	$491,625

        Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
United States	$68,566	$64,856	$67,432
China	253,261	219,400	152,533
Taiwan	55,036	64,150	59,208
Japan	32,557	31,315	50,270
South Korea	21,303	57,910	70,252
Rest of world	149,364	125,663	91,930

Total	$580,087	$563,294	$491,625

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2013 (Continued)

18. Segment Information (Continued)

        The following summarizes the Company's property and equipment, net by geographic area (in thousands):

	December 28, 2013	December 29, 2012
United States	$126,263	$127,716
Rest of world	6,182	7,555

Total	$132,445	$135,271

Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2013 and 2012 is as follows. All quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$146,236	$146,933	$141,543	$145,375
Gross margin	88,598	88,161	88,773	87,372
Operating income	14,154	10,490	19,029	20,637
Net income	$10,642	$6,531	$12,612	$20,034
Earnings per share:
Basic	$0.25	$0.15	$0.30	$0.47
Diluted	$0.24	$0.15	$0.29	$0.46

	Fiscal 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$152,461	$149,461	$135,670	$125,702
Gross margin	93,626	86,493	82,802	75,096
Operating income	25,302	27,230	16,379	16,764
Net income	$18,695	$10,024	$20,509	$14,320
Earnings per share:
Basic	$0.45	$0.24	$0.48	$0.34
Diluted	$0.44	$0.24	$0.47	$0.33