Form 10-Q
period 2014-03-29
SILICON LABORATORIES INC
filed 2014-04-29
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

As of April 15, 2014, 43,453,373 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$128,323	$95,800
Short-term investments	194,765	179,593
Accounts receivable, net of allowances for doubtful accounts of $767 at March 29, 2014 and $797 at December 28, 2013	64,672	72,124
Inventories	44,334	45,271
Deferred income taxes	15,203	18,878
Prepaid expenses and other current assets	40,214	47,651
Total current assets	487,511	459,317
Long-term investments	10,997	10,632
Property and equipment, net	130,829	132,445
Goodwill	228,781	228,781
Other intangible assets, net	128,453	131,593
Other assets, net	23,482	28,382
Total assets	$1,010,053	$991,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,707	$22,126
Current portion of long-term debt	8,750	7,500
Accrued expenses	67,745	45,975
Deferred income on shipments to distributors	32,589	30,853
Income taxes	1,330	2,693
Total current liabilities	133,121	109,147
Long-term debt	85,000	87,500
Other non-current liabilities	30,737	55,941
Total liabilities	248,858	252,588
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 43,433 and 42,779 shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively	4	4
Additional paid-in capital	62,883	48,630
Retained earnings	698,722	690,612
Accumulated other comprehensive loss	(414)	(684)
Total stockholders’ equity	761,195	738,562
Total liabilities and stockholders’ equity	$1,010,053	$991,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues	$145,691	$145,375
Cost of revenues	58,586	58,003
Gross margin	87,105	87,372
Operating expenses:
Research and development	42,485	37,582
Selling, general and administrative	34,611	29,153
Operating expenses	77,096	66,735
Operating income	10,009	20,637
Other income (expense):
Interest income	302	335
Interest expense	(798)	(842)
Other income (expense), net	67	(52)
Income before income taxes	9,580	20,078
Provision for income taxes	1,470	44

Net income	$8,110	$20,034

Earnings per share:
Basic	$0.19	$0.47
Diluted	$0.18	$0.46

Weighted-average common shares outstanding:
Basic	43,081	42,186
Diluted	44,056	43,110

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$8,110	$20,034

Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	413	(115)

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(141)	44
Reclassification for losses included in net income	143	181

Other comprehensive income, before tax	415	110

Provision for income taxes	145	39

Other comprehensive income	270	71

Comprehensive income	$8,380	$20,105

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Operating Activities
Net income	$8,110	$20,034
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	3,290	3,297
Amortization of other intangible assets and other assets	4,491	2,840
Stock-based compensation expense	9,277	6,260
Income tax benefit (shortfall) from stock-based awards	45	(363)
Excess income tax benefit from stock-based awards	(235)	(217)
Deferred income taxes	6,784	7,521
Changes in operating assets and liabilities:
Accounts receivable	7,452	5,256
Inventories	1,083	(7,350)
Prepaid expenses and other assets	14,266	4,620
Accounts payable	1,195	2,356
Accrued expenses	(2,218)	(4,330)
Deferred income on shipments to distributors	1,736	(598)
Income taxes	(8,324)	(9,818)
Net cash provided by operating activities	46,952	29,508

Investing Activities
Purchases of available-for-sale investments	(43,366)	(78,851)
Proceeds from sales and maturities of available-for-sale investments	28,242	25,674
Purchases of property and equipment	(1,673)	(3,898)
Purchases of other assets	(2,113)	(1,228)
Net cash used in investing activities	(18,910)	(58,303)

Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	5,496	4,915
Excess income tax benefit from stock-based awards	235	217
Payments on debt	(1,250)	(2,500)
Net cash provided by financing activities	4,481	2,632

Increase (decrease) in cash and cash equivalents	32,523	(26,163)
Cash and cash equivalents at beginning of period	95,800	105,426
Cash and cash equivalents at end of period	$128,323	$79,263

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at March 29, 2014 and December 28, 2013, the condensed consolidated results of its operations for the three months ended March 29, 2014 and March 30, 2013, the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2014 and March 30, 2013, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended March 29, 2014 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 28, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on January 31, 2014.

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal 2014 will have 53 weeks with the extra week occurring in the fourth quarter of the year. Fiscal 2013 had 52 weeks.  In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$8,110	$20,034

Shares used in computing basic earnings per share	43,081	42,186

Effect of dilutive securities:
Stock options and other stock-based awards	975	924
Shares used in computing diluted earnings per share	44,056	43,110

Earnings per share:
Basic	$0.19	$0.47
Diluted	$0.18	$0.46

For the three months ended March 29, 2014 and March 30, 2013, approximately 0.2 million and 0.6 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of March 29, 2014 consisted of municipal bonds, money market funds, variable-rate demand notes, corporate bonds, certificates of deposit and asset backed securities. The Company’s long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of March 29, 2014, the Company held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $10.4 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of March 29, 2014, $6.0 million had credit ratings of AA, $2.0 million had a credit rating of A and $4.4 million of the auction-rate securities had credit ratings of BBB. These securities have contractual maturity dates ranging from 2033 to 2046 at March 29, 2014. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of March 29, 2014.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	March 29, 2014
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$37,132	$—	$—	$37,132
Available-for-sale securities:
Money market funds	85,070	—	—	85,070
Certificates of deposit	6,121	—	—	6,121
Total available-for-sale securities	91,191	—	—	91,191

Total cash and cash equivalents	$128,323	$—	$—	$128,323

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$133,965	$(11)	$238	$134,192
Variable-rate demand notes	35,840	—	—	35,840
Corporate bonds	23,776	(15)	64	23,825
Asset-backed securities	908	(1)	1	908
Total short-term investments	$194,489	$(27)	$303	$194,765

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$12,425	$(1,428)	$—	$10,997
Total long-term investments	$12,425	$(1,428)	$—	$10,997

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of March 29, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Auction rate securities	$—	$—	$10,997	$(1,428)	$10,997	$(1,428)
Municipal bonds	10,662	(11)	—	—	10,662	(11)
Corporate bonds	7,426	(15)	—	—	7,426	(15)
Asset-backed securities	501	(1)	—	—	501	(1)
	$18,589	$(27)	$10,997	$(1,428)	$29,586	$(1,455)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of December 28, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$11,079	$(11)	$—	$—	$11,079	$(11)
Auction rate securities	—	—	10,632	(1,793)	10,632	(1,793)
Corporate bonds	2,605	(4)	—	—	2,605	(4)
	$13,684	$(15)	$10,632	$(1,793)	$24,316	$(1,808)

The gross unrealized losses as of March 29, 2014 and December 28, 2013 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at March 29, 2014 (in thousands):

	Cost	Fair Value
Due in one year or less	$168,349	$168,456
Due after one year through ten years	84,666	84,836
Due after ten years	45,090	43,661
	$298,105	$296,953

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of March 29, 2014, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	March 29, 2014	December 28, 2013
Interest rate swap	Other assets, net	$514	$513

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended			Three Months Ended
	March 29, 2014	March 30, 2013		March 29, 2014	March 30, 2013
Interest rate swaps	$(141)	$44	Interest expense	$(143)	$(181)

The Company expects to reclassify $0.5 million of its interest rate swap losses included in accumulated other comprehensive loss as of March 29, 2014 into earnings in the next 12 months, which would be offset by lower interest payments.

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

	Fair Value Measurements at March 29, 2014 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$85,070	$—	$—	$85,070
Certificates of deposit	—	6,121	—	6,121
Total cash equivalents	$85,070	$6,121	$—	$91,191

Short-term Investments:
Municipal bonds	$—	$134,192	$—	$134,192
Variable-rate demand notes	—	35,840	—	35,840
Corporate bonds	—	23,825	—	23,825
Asset-backed securities	—	908	—	908
Total short-term investments	$—	$194,765	$—	$194,765

Long-term Investments:
Auction rate securities	$—	$—	$10,997	$10,997
Total long-term investments	$—	$—	$10,997	$10,997

Other assets, net:
Derivative instruments	$—	$514	$—	$514
Total	$—	$514	$—	$514

Total	$85,070	$201,400	$10,997	$297,467

Liabilities:
Accrued expenses:
Contingent consideration	$—	$—	$3,754	$3,754

Other non-current liabilities:
Contingent consideration	$—	$—	$9,502	$9,502
Total	$—	$—	$13,256	$13,256

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

Liabilities:
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

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at March 29, 2014 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$10,997	Discounted cash flow	Estimated yield	1.19%

		Expected holding period	10 years

		Estimated discount rate	3.72%

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

Contingent consideration

Fair Value at March 29, 2014 (000s)	Valuation Technique	Unobservable Input	Range
$13,256	Monte Carlo simulation	Expected revenue growth rate	26.2% – 44.4%

		Expected revenue volatility	20.0%

		Expected term	0.8 – 4.8 years

		Estimated discount rate	0.1% – 1.5%

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

The following summarizes the activity in Level 3 financial instruments for the three months ended March 29, 2014 (in thousands):

Assets

Auction Rate Securities	Three Months Ended
Beginning balance	$10,632
Gain included in other comprehensive income	365
Balance at March 29, 2014	$10,997

Liabilities

Contingent Consideration (1)	Three Months Ended
Beginning balance	$12,919
Loss recognized in earnings (2)	337
Balance at March 29, 2014	$13,256

Net loss for the period included in earnings attributable to contingent consideration held at the end of the period:	$337

(1)         In connection with the acquisition of Energy Micro, the Company recorded contingent consideration based upon the expected achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)         The Company increased the estimated fair value of contingent consideration because the Company now expects a higher level of earn-out achievement.

Fair values of other financial instruments

The Company’s Term Loan Facility bears interest at LIBOR plus an applicable margin. The fair value of the Company’s Term Loan Facility approximates its carrying values as of March 29, 2014 and December 28, 2013, based on the estimated margin observed for loans to companies under similar terms and credit profiles. The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	March 29, 2014	December 28, 2013
Work in progress	$34,709	$34,503
Finished goods	9,625	10,768
	$44,334	$45,271

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

In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of March 29, 2014, the Company was in compliance with all covenants of the Credit Facilities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of March 29, 2014, the remaining contractual maturities of the Term Loan Facility were as follows (in thousands):

Fiscal Year
2014	$6,250
2015	10,000
2016	10,000
2017	67,500
Total	$93,750

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of March 29, 2014, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 4, Derivative Financial Instruments, for additional information.

8. Stockholders’ Equity

Common Stock

The Company issued 0.7 million shares of common stock during the three months ended March 29, 2014.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
January 2014	January 2015	$100,000
January 2013	January 2014	$50,000
April 2012	January 2013	$100,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company did not repurchase any shares of its common stock during the three months ended March 29, 2014 or March 30, 2013.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at December 28, 2013	$333	$(1,017)	$(684)

Other comprehensive income (loss) before reclassifications	(91)	268	177
Amount reclassified from accumulated other comprehensive loss	93	—	93
Net change for the period	2	268	270

Balance at March 29, 2014	$335	$(749)	$(414)

Reclassifications From Accumulated Other Comprehensive Loss

	Three Months Ended
Reclassification (in thousands)	March 29, 2014	March 30, 2013
Losses on cash flow hedges to:
Interest expense	$(143)	$(181)

Income tax benefit	50	63
Total reclassifications	$(93)	$(118)

9. Stock-Based Compensation

In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”). The 2009 Plan is currently effective, and has a term of 10 years from the shareholders’ approval date. The 2009 Purchase Plan became effective on April 30, 2010.

Stock-based compensation costs are based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of stock awards and restricted stock units (RSUs) equal their intrinsic value on the date of grant. The fair values of market stock units (MSUs) generally are estimated using a Monte Carlo simulation based on the date of grant.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of revenues	$195	$253
Research and development	4,241	3,339
Selling, general and administrative	4,841	2,668
	9,277	6,260
Income tax benefit	1,311	748
	$7,966	$5,512

The increase in stock-based compensation costs in the recent three month period was principally due to increased headcount. The Company had approximately $73.0 million of total unrecognized compensation costs related to granted stock awards as of March 29, 2014 that are expected to be recognized over a weighted-average period of 2.3 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

10.  Commitments and Contingencies

Litigation

Patent Litigation

On January 21, 2014, Cresta Technology Corporation (“Cresta Technology”), a Delaware corporation, filed a lawsuit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., LG Electronics Inc. and LG Electronics U.S.A., Inc. in the United States District Court in the District of Delaware, alleging infringement of United States Patent Nos. 7,075,585, 7,265,792 and 7,251,466. The lawsuit relates to the Company’s family of television tuner products.  Cresta Technology seeks unspecified compensatory and enhanced damages, attorney fees and a permanent injunction. On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission (“ITC”) alleging infringement of the same patents against the Company, Samsung and LG Electronics and seeking to prevent the importation and sale of allegedly infringing products in the United States. The ITC instituted an investigation based on Cresta Technology’s complaint on February 27, 2014. The Delaware District Court action has been stayed pending completion of the proceedings in the ITC. The Company intends to vigorously defend against these allegations.

On April 11, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Western District of Texas, Austin Division, alleging infringement of United States Patent Nos. 6,308,055, 6,965,761 and 7,353,011. The Company is seeking a permanent injunction stopping the sale of all allegedly infringing Cresta Technology products and an award of damages.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $1.5 million and $44 thousand for the three months ended March 29, 2014 and March 30, 2013, respectively, resulting in effective tax rates of 15.3% and 0.2%, respectively. The effective tax rates for the three months ended March 29, 2014 increased from the prior period, primarily due to the prior period recognition of the fiscal 2012 federal research and development tax credit due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, as well as the non-renewal of the fiscal 2014 federal research and development tax credit in the current period. This increase was partially offset by the release in the current period of prior year unrecognized tax benefits due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

At March 29, 2014, the Company had gross unrecognized tax benefits of $3.5 million, $3.5 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had a gross decrease of $1.5 million to its prior year unrecognized tax benefits related the lapse of the statute of limitations applicable to an uncertain tax position in the three months ended March 29, 2014, a portion of which represented a foreign currency remeasurement adjustment and was recognized in other income (expense), net.

The tax years 2009 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2014 will have 53 weeks with the extra week occurring in the fourth quarter of the year. Fiscal 2013 had 52 weeks. Our first quarter of fiscal 2014 ended March 29, 2014. Our first quarter of fiscal 2013 ended March 30, 2013.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

•                  Broad-based products, which include our microcontrollers (MCUs) and wireless products, timing products (clocks and oscillators), power and isolation devices, and sensors;

•                  Broadcast products, which include our broadcast audio and video products; and

•                  Access products, which include our Voice over IP (VoIP) products, embedded modems and our Power over Ethernet (PoE) devices.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next-generation ICs with added functionality and further integration. On February 28, 2014, we purchased the full product portfolio and intellectual property of Touchstone Semiconductor, including op-amps, current sense amplifiers, low-power analog-to-digital converters (ADCs), comparators, power management ICs, timers, and voltage detectors and references.

In the first three months of fiscal 2014, we introduced a new version of the Simplicity Studio™ development ecosystem that provides unified support for our energy-friendly 32-bit EFM32™ Gecko MCUs and 8-bit MCUs; the expansion of our ARM®-based Ember® ZigBee® system-on-chip (SoC) family providing larger memory options for advanced smart energy and home automation applications; and single-chip digital ultraviolet (UV) index sensors designed to track UV exposure, ambient light and biometrics for smartphone and wearable computing products. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the three months ended March 29, 2014, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the three months ended March 29, 2014. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended March 29, 2014.

The percentage of our revenues derived from outside of the United States was 84% during the three months ended March 29, 2014.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 29, 2014	March 30, 2013

Revenues	100.0%	100.0%
Cost of revenues	40.2	39.9
Gross margin	59.8	60.1

Operating expenses:
Research and development	29.2	25.9
Selling, general and administrative	23.7	20.0
Operating expenses	52.9	45.9

Operating income	6.9	14.2

Other income (expense):
Interest income	0.2	0.2
Interest expense	(0.5)	(0.6)
Other income (expense), net	0.0	0.0
Income before income taxes	6.6	13.8
Provision for income taxes	1.0	0.0
Net income	5.6%	13.8%

Revenues

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013	Change	% Change
Broad-based	$72.3	$67.3	$5.0	7.4%
Broadcast	50.7	51.2	(0.5)	(1.0)%
Access	22.7	26.9	(4.2)	(15.4)%
Revenues	$145.7	$145.4	$0.3	0.2%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $5.0 million for our Broad-based ICs, due primarily to market share gains for our MCUs and wireless products and the addition of revenues from the acquisition of Energy Micro in July 2013. Broad-based revenue growth was offset in part by a decline in revenue for our touch controller ICs due to our exit from this market.

•                  Decreased revenues of $0.5 million for our Broadcast ICs, due primarily to declines in market share for our audio ICs. The decrease in Broadcast revenues was offset in part by increased revenues for our video ICs, which increased primarily due to market share gains.

•                  Decreased revenues of $4.2 million for our Access ICs. The decrease in Access revenues resulted primarily due to declines in the market for embedded modem ICs.

Unit volumes of our products decreased compared to the three months ended March 30, 2013 by 9.0%. Average selling prices increased during the same period by 10.4%.The average selling prices of our products may fluctuate significantly from period to period.  In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013	Change
Gross margin	$87.1	$87.4	$(0.3)
Percent of revenue	59.8%	60.1%	(0.3)%

The decreased dollar amount of gross margin in the recent three month period was due to decreases in gross margin of $2.5 million for our Access products and $1.2 million in our Broadcast products, offset by an increase in gross margin of $3.4 million for our Broad-based products.

We may experience declines in the average selling prices of certain of our products. This creates downward pressure on gross margin as a percentage of revenues and may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our ICs; 2) reduce costs of existing products through improved design; 3) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; 4) achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or 5) reduce logistics costs.

Research and Development

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013	Change	% Change
Research and development	$42.5	$37.6	$4.9	13.0%
Percent of revenue	29.2%	25.9%

The increase in research and development expense in the recent three month period was principally due to increases of (a) $2.2 million for personnel-related expenses, including personnel costs associated with (i) increased headcount, and (ii) the acquisition of Energy Micro, (b) $1.4 million for the amortization of intangible assets primarily related to our acquisition of Energy Micro, and (c) $1.2 million for new product introduction costs. We expect that research and development expense will remain relatively stable in absolute dollars in the second quarter of 2014.

Recent development projects include a new version of the Simplicity Studio development ecosystem that provides unified support for our energy-friendly 32-bit EFM32 Gecko MCUs and 8-bit MCUs; the expansion of our ARM-based Ember ZigBee SoC family providing larger memory options for advanced smart energy and home automation applications; single-chip digital UV index sensors designed to track UV exposure, ambient light and biometrics for smartphone and wearable computing products; a new family of sub-GHz wireless MCUs optimized for power-sensitive, battery-powered systems with RF connectivity; a high-performance bridge controller for USB connectivity applications; relative humidity (RH) and temperature sensors that simplify RH sensing designs while providing power efficiency and ease of use; the EFM32 Zero Gecko MCU family designed to achieve low system energy consumption for a wide range of battery-powered applications; a family of universal DVB demodulators that support the latest worldwide DVB standards for cable, terrestrial and satellite reception; a low-jitter, low-power and frequency-flexible timing solution for high-speed networking equipment based on the SyncE standard; a new family of silicon TV tuners offering high performance, integration and low system cost while supporting all worldwide terrestrial and cable TV standards; highly integrated, feature-rich 8-bit MCUs optimized for cost-sensitive motor control applications; highly integrated microelectromechanical systems (MEMS) oscillators based on our CMEMS® technology and designed to replace general-purpose XOs in cost-sensitive, low-power and high-volume industrial, embedded and consumer electronics applications; ultra-small and low-power PCIe clock generators; XOs that meet ultra-low jitter requirements for cloud computing and networking equipment; digital CMOS-based drop-in replacement solutions for opto-drivers; and a single-chip digital radio receiver developed for the global portable and consumer electronics markets.

Selling, General and Administrative

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013	Change	% Change
Selling, general and administrative	$34.6	$29.2	$5.4	18.7%
Percent of revenue	23.7%	20.0%

The increase in selling, general and administrative expense in the recent three month period was principally due to increases of (a) $3.6 million for adjustments to the fair value of acquisition-related contingent consideration, and (b) $1.8 million for personnel-related expenses, primarily associated with (i) increased headcount, and (ii) the acquisition of Energy Micro. We expect that selling, general and administrative expense will increase in absolute dollars in the second quarter of 2014, primarily due to litigation expenses.

Interest Income

Interest income was $0.3 million for the three months ended March 29, 2014 and March 30, 2013.

Interest Expense

Interest expense was $0.8 million for the three months ended March 29, 2014 and March 30, 2013.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 29, 2014 was $0.1 million compared to $(0.1) million for the three months ended March 30, 2013.

Provision for Income Taxes

	Three Months Ended
(in millions)	March 29, 2014	March 30, 2013	Change
Provision for income taxes	$1.5	$0.0	$1.5
Effective tax rate	15.3%	0.2%

The effective tax rates for the three months ended March 29, 2014 increased from the prior period, primarily due to the prior period recognition of the fiscal 2012 federal research and development tax credit due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, as well as the non-renewal of the fiscal 2014 federal research and development tax credit in the current period.  This increase was partially offset by the release in the current period of prior year unrecognized tax benefits due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the second quarter of fiscal 2014 to be in the range of $147 to $151 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.15 to $0.19.

Liquidity and Capital Resources

Our principal sources of liquidity as of March 29, 2014 consisted of $323.1 million in cash, cash equivalents and short-term investments, of which approximately $210.1 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, variable-rate demand notes, corporate bonds, certificates of deposit and asset backed securities.

Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of March 29, 2014, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $47.0 million during the three months ended March 29, 2014, compared to net cash provided of $29.5 million during the three months ended March 30, 2013. Operating cash flows during the three months ended March 29, 2014 reflect our net income of $8.1 million, adjustments of $23.7 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $15.2 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $64.7 million at March 29, 2014 from $72.1 million at December 28, 2013. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average days sales outstanding (DSO) was 40 days at March 29, 2014 and 44 days at December 28, 2013.

Inventory decreased to $44.3 million at March 29, 2014 from $45.3 million at December 28, 2013. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 68 days at March 29, 2014 and 71 days at December 28, 2013.

Net cash used in investing activities was $18.9 million during the three months ended March 29, 2014, compared to net cash used of $58.3 million during the three months ended March 30, 2013. The decrease in cash outflows was principally due to a decrease of $38.1 million for net purchases of marketable securities.

We anticipate capital expenditures of approximately $10 to $14 million for fiscal 2014. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash provided by financing activities was $4.5 million during the three months ended March 29, 2014, compared to net cash provided of $2.6 million during the three months ended March 30, 2013. The increase in cash inflows was principally due to a decrease of $1.3 million for payments on debt. In January 2014, our Board of Directors authorized a program to repurchase up to $100 million of our common stock through January 2015.

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

In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of March 29, 2014, the Company was in compliance with all covenants of the Credit Facilities. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

We have entered into an interest rate swap agreement as a hedge against the LIBOR portion of the variable interest payments under the Term Loan Facility and effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate through the maturity date. See Note 4, Derivative Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of March 29, 2014 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of March 29, 2014 would decrease our annual interest income by approximately $1.1 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of March 29, 2014, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 29, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended March 29, 2014 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Patent Litigation

On January 21, 2014, Cresta Technology Corporation (“Cresta Technology”), a Delaware corporation, filed a lawsuit against us, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., LG Electronics Inc. and LG Electronics U.S.A., Inc. in the United States District Court in the District of Delaware, alleging infringement of United States Patent Nos. 7,075,585, 7,265,792 and 7,251,466. The lawsuit relates to our family of television tuner products.  Cresta Technology seeks unspecified compensatory and enhanced damages, attorney fees and a permanent injunction. On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission (“ITC”) alleging infringement of the same patents against us, Samsung and LG Electronics and seeking to prevent the importation and sale of allegedly infringing products in the United States. The ITC instituted an investigation based on Cresta Technology’s complaint on February 27, 2014. The Delaware District Court action has been stayed pending completion of the proceedings in the ITC. We intend to vigorously defend against these allegations.

On April 11, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Western District of Texas, Austin Division, alleging infringement of United States Patent Nos. 6,308,055, 6,965,761 and 7,353,011. We are seeking a permanent injunction stopping the sale of all allegedly infringing Cresta Technology products and an award of damages.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended March 29, 2014 was $42.5 million, or 29.2% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended March 29, 2014, our ten largest customers accounted for 40% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers or suppliers requesting indemnification for claims brought against them by third parties. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We respond when we deem appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. We are currently involved in litigation with Cresta Technology in which we and certain of our customers have been accused of patent infringement related to our television tuner products. In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers or suppliers. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention. Intellectual property litigation also could force us to take specific actions, including:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended March 29, 2014, 61% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

Most of the silicon wafers for the products that we sold during fiscal 2013 were manufactured either by Taiwan Semiconductor Manufacturing Co. (TSMC) or TSMC’s affiliates or by Semiconductor Manufacturing International Corporation (SMIC). Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 84% during the three months ended March 29, 2014. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

Most of our foundries and several of our assembly and test subcontractors’ sites are located in Taiwan and most of our other foundry, assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Earthquakes, tsunamis, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all.

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

The following table summarizes repurchases of our common stock during the three months ended March 29, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2013 – January 25, 2014	—	$—	—	$100,000

January 26, 2014 – February 22, 2014	—	$—	—	$100,000

February 23, 2014 – March 29, 2014	—	$—	—	$100,000
Total	—	$—	—

In January 2014, our Board of Directors authorized a program to repurchase up to $100 million of our common stock through January 2015. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

3.2*	Second Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan, as amended and restated on April 15, 2014 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2014).

10.2*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 15, 2014 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 16, 2014).

10.3*+

Form of Restricted Stock Units Grant Notice and Global Restricted Stock Units Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 16, 2014).

10.4*+

Form of Market Stock Units Grant Notice and Global Market Stock Units Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 16, 2014).

10.5*+

Form of Stock Option Grant Notice and Global Stock Option Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 16, 2014).

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

SILICON LABORATORIES INC.

April 29, 2014	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle
Chief Executive Officer
(Principal Executive Officer)

April 29, 2014	/s/ John C. Hollister

Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)