Form 10-Q
period 2014-06-28
SILICON LABORATORIES INC
filed 2014-07-25
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

As of July 15, 2014, 43,421,471 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$93,290	$95,800
Short-term investments	235,645	179,593
Accounts receivable, net of allowances for doubtful accounts of $788 at June 28, 2014 and $797 at December 28, 2013	69,042	72,124
Inventories	45,557	45,271
Deferred income taxes	17,658	18,878
Prepaid expenses and other current assets	47,785	47,651
Total current assets	508,977	459,317
Long-term investments	10,993	10,632
Property and equipment, net	129,357	132,445
Goodwill	228,781	228,781
Other intangible assets, net	124,106	131,593
Other assets, net	22,251	28,382
Total assets	$1,024,465	$991,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,745	$22,126
Current portion of long-term debt	10,000	7,500
Accrued expenses	65,672	45,975
Deferred income on shipments to distributors	33,437	30,853
Income taxes	896	2,693
Total current liabilities	134,750	109,147
Long-term debt	82,500	87,500
Other non-current liabilities	29,610	55,941
Total liabilities	246,860	252,588
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 43,406 and 42,779 shares issued and outstanding at June 28, 2014 and December 28, 2013, respectively	4	4
Additional paid-in capital	65,199	48,630
Retained earnings	713,001	690,612
Accumulated other comprehensive loss	(599)	(684)
Total stockholders’ equity	777,605	738,562
Total liabilities and stockholders’ equity	$1,024,465	$991,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	$154,918	$141,543	$300,609	$286,918
Cost of revenues	56,255	52,770	114,841	110,773
Gross margin	98,663	88,773	185,768	176,145
Operating expenses:
Research and development	41,844	37,387	84,329	74,969
Selling, general and administrative	36,017	32,357	70,628	61,510
Operating expenses	77,861	69,744	154,957	136,479
Operating income	20,802	19,029	30,811	39,666
Other income (expense):
Interest income	200	152	502	487
Interest expense	(780)	(831)	(1,578)	(1,673)
Other income (expense), net	(6)	114	61	62
Income before income taxes	20,216	18,464	29,796	38,542
Provision for income taxes	5,937	5,852	7,407	5,896
Net income	$14,279	$12,612	$22,389	$32,646

Earnings per share:
Basic	$0.33	$0.30	$0.52	$0.77
Diluted	$0.32	$0.29	$0.51	$0.76

Weighted-average common shares outstanding:
Basic	43,462	42,552	43,271	42,370
Diluted	44,218	43,269	44,137	43,191

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$14,279	$12,612	$22,389	$32,646
Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	59	(1,093)	472	(1,207)
Reclassification for gains included in net income	—	(232)	—	(232)

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	(486)	1,101	(627)	1,144
Reclassification for losses included in net income	143	141	286	322

Other comprehensive income (loss), before tax	(284)	(83)	131	27

Provision (benefit) for income taxes	(99)	(29)	46	10

Other comprehensive income (loss)	(185)	(54)	85	17
Comprehensive income	$14,094	$12,558	$22,474	$32,663

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Operating Activities
Net income	$22,389	$32,646
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	6,427	6,634
Amortization of other intangible assets and other assets	8,839	5,635
Stock-based compensation expense	18,559	13,684
Income tax benefit (shortfall) from stock-based awards	377	(489)
Excess income tax benefit from stock-based awards	(589)	(243)
Deferred income taxes	4,665	9,277
Changes in operating assets and liabilities:
Accounts receivable	3,082	9,388
Inventories	(123)	(1,028)
Prepaid expenses and other assets	3,394	5,023
Accounts payable	3,846	(2,271)
Accrued expenses	(4,902)	(6,013)
Deferred income on shipments to distributors	2,584	293
Income taxes	(5,130)	(6,439)
Net cash provided by operating activities	63,418	66,097

Investing Activities
Purchases of available-for-sale investments	(117,744)	(121,994)
Proceeds from sales and maturities of available-for-sale investments	61,803	146,870
Purchases of property and equipment	(3,339)	(6,498)
Purchases of other assets	(2,726)	(2,438)
Net cash provided by (used in) investing activities	(62,006)	15,940

Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	8,943	9,512
Excess income tax benefit from stock-based awards	589	243
Repurchases of common stock	(10,954)	—
Payments on debt	(2,500)	(3,750)
Net cash provided by (used in) financing activities	(3,922)	6,005

Increase (decrease) in cash and cash equivalents	(2,510)	88,042
Cash and cash equivalents at beginning of period	95,800	105,426
Cash and cash equivalents at end of period	$93,290	$193,468

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at June 28, 2014 and December 28, 2013, the condensed consolidated results of its operations for the three and six months ended June 28, 2014 and June 29, 2013, the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 28, 2014 and June 29, 2013, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended June 28, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

Revenues are generated predominately by sales of the Company’s integrated circuits (ICs). The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, revenue from product sales to direct customers and contract manufacturers is recognized upon shipment.

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

A small portion of the Company’s revenues is derived from the sale of patents. The above revenue recognition criteria for patent sales are generally met upon the execution of the patent sale agreement.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In April 2014, the FASB issued FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 expands disclosure requirements about discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$14,279	$12,612	$22,389	$32,646

Shares used in computing basic earnings per share	43,462	42,552	43,271	42,370

Effect of dilutive securities:
Stock options and other stock-based awards	756	717	866	821
Shares used in computing diluted earnings per share	44,218	43,269	44,137	43,191

Earnings per share:
Basic	$0.33	$0.30	$0.52	$0.77
Diluted	$0.32	$0.29	$0.51	$0.76

For the three months ended June 28, 2014 and June 29, 2013 and the six months ended June 28, 2014 and June 29, 2013, approximately 0.1 million, 0.5 million, 0.2 million and 0.4 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of June 28, 2014 consisted of municipal bonds, corporate bonds, variable-rate demand notes, commercial paper, money market funds, certificates of deposit, asset-backed securities, international government bonds, U.S. government bonds and U.S. government agency. The Company’s long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of June 28, 2014, the Company held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $10.4 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of June 28, 2014, $6.0 million had credit ratings of AA, $2.0 million had a credit rating of A and $4.4 million of the auction-rate securities had credit ratings of BBB. These securities have contractual maturity dates ranging from 2033 to 2046 at June 28, 2014. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of June 28, 2014.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	June 28, 2014
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$56,959	$—	$—	$56,959
Available-for-sale securities:
Money market funds	16,670	—	—	16,670
Commercial paper	13,446	—	—	13,446
Certificates of deposit	5,315	—	—	5,315
Municipal bonds	900	—	—	900
Total available-for-sale securities	36,331	—	—	36,331

Total cash and cash equivalents	$93,290	$—	$—	$93,290

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$157,600	$(2)	$290	$157,888
Corporate bonds	32,470	(15)	67	32,522
Variable-rate demand notes	29,645	—	—	29,645
Commercial paper	6,542	—	—	6,542
Asset-backed securities	4,410	(3)	2	4,409
International government bonds	2,539	(1)	1	2,539
Certificates of deposit	850	—	—	850
U.S. government bonds	650	—	—	650
U.S. government agency	601	(1)	—	600
Total short-term investments	$235,307	$(22)	$360	$235,645

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$12,425	$(1,432)	$—	$10,993
Total long-term investments	$12,425	$(1,432)	$—	$10,993

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of June 28, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Auction rate securities	$—	$—	$10,993	$(1,432)	$10,993	$(1,432)
Corporate bonds	10,992	(15)	—	—	10,992	(15)
Municipal bonds	8,154	(2)	—	—	8,154	(2)
Asset-backed securities	2,791	(3)	—	—	2,791	(3)
International government bond	1,471	(1)	—	—	1,471	(1)
U.S. government agency	600	(1)	—	—	600	(1)
	$24,008	$(22)	$10,993	$(1,432)	$35,001	$(1,454)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of December 28, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$11,079	$(11)	$—	$—	$11,079	$(11)
Auction rate securities	—	—	10,632	(1,793)	10,632	(1,793)
Corporate bonds	2,605	(4)	—	—	2,605	(4)
	$13,684	$(15)	$10,632	$(1,793)	$24,316	$(1,808)

The gross unrealized losses as of June 28, 2014 and December 28, 2013 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at June 28, 2014 (in thousands):

	Cost	Fair Value
Due in one year or less	$128,339	$128,444
Due after one year through ten years	116,829	117,062
Due after ten years	38,895	37,463
	$284,063	$282,969

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of June 28, 2014, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	June 28, 2014	December 28, 2013
Interest rate swap	Other assets, net	$172	$513

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:			Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Loss	Three Months Ended
	June 28, 2014	June 29, 2013	Reclassified into Income	June 28, 2014	June 29, 2013
Interest rate swaps	$(486)	$1,101	Interest expense	$(143)	$(141)

	Six Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013		June 28, 2014	June 29, 2013
Interest rate swaps	$(627)	$1,144	Interest expense	$(286)	$(322)

The Company expects to reclassify $0.5 million of its interest rate swap losses included in accumulated other comprehensive loss as of June 28, 2014 into earnings in the next 12 months, which would be offset by lower interest payments.

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

	Fair Value Measurements at June 28, 2014 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$16,670	$—	$—	$16,670
Commercial paper	—	13,446	—	13,446
Certificates of deposit	—	5,315	—	5,315
Municipal bonds	—	900	—	900
Total cash equivalents	$16,670	$19,661	$—	$36,331

Short-term Investments:
Municipal bonds	$—	$157,888	$—	$157,888
Corporate bonds	—	32,522	—	32,522
Variable-rate demand notes	—	29,645	—	29,645
Commercial paper	—	6,542	—	6,542
Asset-backed securities	—	4,409	—	4,409
International government bonds	—	2,539	—	2,539
Certificates of deposit	—	850	—	850
U.S. government bond	650	—	—	650
U.S. government agency	—	600	—	600
Total short-term investments	$650	$234,995	$—	$235,645

Long-term Investments:
Auction rate securities	$—	$—	$10,993	$10,993
Total long-term investments	$—	$—	$10,993	$10,993

Other assets, net:
Derivative instruments	$—	$172	$—	$172
Total	$—	$172	$—	$172

Total	$17,320	$254,828	$10,993	$283,141

Liabilities:
Accrued expenses:
Contingent consideration	$—	$—	$3,202	$3,202

Other non-current liabilities:
Contingent consideration	$—	$—	$8,753	$8,753
Total	$—	$—	$11,955	$11,955

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

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at June 28, 2014 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$10,993	Discounted cash flow	Estimated yield	0.98%

		Expected holding period	10 years

		Estimated discount rate	3.48%

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

Contingent consideration

Fair Value at June 28, 2014 (000s)	Valuation Technique	Unobservable Input	Range
$11,955	Monte Carlo simulation	Expected revenue growth rate	19.7% – 40.9%

		Expected revenue volatility	20.0%

		Expected term	0.5 years – 4.5 years

		Estimated discount rate	0.0% – 1.7%

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

The following summarizes the activity in Level 3 financial instruments for the three and six months ended June 28, 2014 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Six Months Ended
Beginning balance	$10,997	$10,632
Gain (loss) included in other comprehensive income (loss)	(4)	361
Balance at June 28, 2014	$10,993	$10,993

Liabilities

Contingent Consideration (1)	Three Months Ended	Six Months Ended
Beginning balance	$13,256	$12,919
Gain recognized in earnings (2)	(1,301)	(964)
Balance at June 28, 2014	$11,955	$11,955

Net gain for the period included in earnings attributable to contingent consideration held at the end of the period:	$1,301	$964

(1)         In connection with the acquisition of Energy Micro, the Company recorded contingent consideration based upon the expected achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)         The Company decreased the estimated fair value of contingent consideration because the Company now expects a lower level of earn-out achievement.

Fair values of other financial instruments

The Company’s Term Loan Facility bears interest at LIBOR plus an applicable margin. The fair value of the Company’s Term Loan Facility approximates its carrying values as of June 28, 2014 and December 28, 2013, based on the estimated margin observed for loans to companies under similar terms and credit profiles. The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	June 28, 2014	December 28, 2013
Work in progress	$34,461	$34,503
Finished goods	11,096	10,768
	$45,557	$45,271

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

The Term Loan Facility and Revolving Credit Facility, other than swingline loans, will bear interest at LIBOR plus an applicable margin or, at the option of the Company, a base rate (defined as the highest of the Bank of America prime rate, the Federal Funds rate plus 0.50% and a daily rate equal to one-month LIBOR plus 1.00%) plus an applicable margin. Swingline loans accrue interest at the base rate plus the applicable margin for base rate loans. The applicable margins for the LIBOR rate loans range from 1.50% to 2.50% and for base rate loans range from 0.50% to 1.50%, depending in each case, on the leverage ratio as defined in the Agreement. The Company also pays a commitment fee on the unused amount of the Revolving Credit Facility.

In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of June 28, 2014, the Company was in compliance with all covenants of the Credit Facilities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of June 28, 2014, the remaining contractual maturities of the Term Loan Facility were as follows (in thousands):

Fiscal Year
2014	$5,000
2015	10,000
2016	10,000
2017	67,500
Total	$92,500

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of June 28, 2014, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 4, Derivative Financial Instruments, for additional information.

8. Stockholders’ Equity

Common Stock

The Company issued 0.9 million shares of common stock during the six months ended June 28, 2014.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
January 2014	January 2015	$100,000
January 2013	January 2014	$50,000
April 2012	January 2013	$100,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.2 million shares of its common stock for $11.0 million during the six months ended June 28, 2014. These shares were retired upon repurchase. The Company did not repurchase any shares of its common stock during the six months ended June 29, 2013.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at December 28, 2013	$333	$(1,017)	$(684)

Other comprehensive income (loss) before reclassifications	(407)	306	(101)
Amount reclassified from accumulated other comprehensive loss	186	—	186
Net change for the period	(221)	306	85

Balance at June 28, 2014	$112	$(711)	$(599)

Reclassifications From Accumulated Other Comprehensive Loss

	Three Months Ended		Six Months Ended
Reclassification (in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Losses on cash flow hedges to:
Interest expense	$(143)	$(141)	$(286)	$(322)

Gains on available-for-sales securities to:
Interest income	—	232	—	232
	(143)	91	(286)	(90)

Income tax (provision) benefit	50	(32)	100	32
Total reclassifications	$(93)	$59	$(186)	$(58)

9. Stock-Based Compensation

In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”). On April 15, 2014, the stockholders of the Company approved amendments to both the 2009 Plan and the 2009 Purchase Plan. The amendments authorized additional shares of common stock for issuance, to comply with changes in applicable law, improve the Company’s corporate governance and to implement other best practices. The amended plans are currently effective.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of revenues	$178	$263	$374	$517
Research and development	4,327	3,483	8,568	6,821
Selling, general and administrative	4,777	3,678	9,617	6,346
	9,282	7,424	18,559	13,684
Income tax benefit	587	170	1,898	918
	$8,695	$7,254	$16,661	$12,766

The increase in stock-based compensation costs in the recent three and six month periods was principally due to increased headcount. The Company had approximately $67.9 million of total unrecognized compensation costs related to granted stock awards as of June 28, 2014 that are expected to be recognized over a weighted-average period of 2.1 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

On April 11, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Western District of Texas, Austin Division, alleging infringement of United States Patent Nos. 6,308,055, 6,965,761 and 7,353,011. On July 14, 2014, the Court dismissed the lawsuit without prejudice due to the lack of commercial activity by Cresta Technology in the Western District of Texas. On July 16, 2014, the Company refiled its claims for the ‘055, ‘761 and ‘011 patents in a lawsuit in the United States District Court in the Northern District of California. In addition, the Company added additional claims alleging infringement of United States Patent Nos. 6,304,146, 6,137,372 and 6,233,441. The Company is seeking a permanent injunction stopping the sale of all allegedly infringing Cresta Technology products and an award of damages and attorney fees.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On May 6, 2014, the Company filed a complaint with the ITC alleging infringement of United States Patent Nos. 6,137,372 and 6,233,441 against Cresta Technology, Hauppauge Digital, Inc., Hauppague Computer Works, Inc., PCTV Systems, S.a.r.l., Luxembourg and PCTV Systems S.a.r.l., seeking to prevent the importation and sale of allegedly infringing products in the United States. On June 6, 2014, the ITC instituted an investigation based on the Company’s complaint. On June 13, 2014, Cresta Technology proposed a consent order whereby Cresta Technology will not sell for importation, import or sell in the United States television tuners that infringe the patent claims asserted by the Company. On July 1, 2014, the Administrative Law Judge accepted the proposed consent order and issued an Initial Determination terminating the investigation based on the Company’s complaint against Cresta Technology.

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

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $5.9 million for the three months ended June 28, 2014 and June 29, 2013, resulting in effective tax rates of 29.4% and 31.7%, respectively. Income tax expense was $7.4 million and $5.9 million for the six months ended June 28, 2014 and June 29, 2013, respectively, resulting in effective tax rates of 24.9% and 15.3%, respectively. The effective tax rate for the three months ended June 28, 2014 decreased from the prior period, primarily due to the recording of a valuation allowance in the prior period related to deferred tax assets for state net operating losses and research and development tax credits. This decrease was partially offset by the non-renewal of the 2014 federal research and development tax credit in the current period. The effective tax rate for the six months ended June 28, 2014 increased from the prior period, primarily due to the prior period recognition of the 2012 federal research and development tax credit due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, as well as the non-renewal of the 2014 federal research and development tax credit in the current period. This increase was partially offset by the release in the current period of prior year unrecognized tax benefits due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

At June 28, 2014, the Company had gross unrecognized tax benefits of $3.5 million, $3.5 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had a gross decrease of $1.5 million to its prior year unrecognized tax benefits related the lapse of the statute of limitations applicable to an uncertain tax position during the six months ended June 28, 2014, a portion of which represented a foreign currency remeasurement adjustment and was recognized in other income (expense), net.

The tax years 2009 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2014 will have 53 weeks with the extra week occurring in the fourth quarter of the year. Fiscal 2013 had 52 weeks. Our second quarter of fiscal 2014 ended June 28, 2014. Our second quarter of fiscal 2013 ended June 29, 2013.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including communications, consumer, industrial and automotive. Our major customers include Alcatel, Cisco, Harman Becker, Huawei, LG Electronics, Panasonic, Samsung, Technicolor, Varian Medical Systems and ZTE.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

•                  Broad-based products, which include our microcontroller (MCU) and wireless products, timing products (clocks and oscillators), power and isolation devices, and sensors;

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

In the first six months of fiscal 2014, we introduced digital isolators offering high channel count, performance, reliability and data rates for cost-sensitive consumer electronics applications; energy-efficient capacitive sensing MCUs for human-machine interfaces (HMI); a comprehensive software solution designed to simplify the development of wirelessly connected smart meters for electricity, gas, water and heat resources; a 32-bit hardware and firmware development kit designed to accelerate the design of Made for iPod®/iPhone®/iPad® (MFi) accessories; a new version of the Simplicity Studio™ development ecosystem that provides unified support for our energy-friendly 32-bit EFM32™ Gecko MCUs and 8-bit MCUs; the expansion of our ARM®-based Ember® ZigBee® system-on-chip (SoC) family providing larger memory options for advanced smart energy and home automation applications; and single-chip digital ultraviolet (UV) index sensors designed to track UV exposure, ambient light and biometrics for smartphone and wearable computing products. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expanding our total available market opportunity.

During the six months ended June 28, 2014, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the six months ended June 28, 2014. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended June 28, 2014.

The percentage of our revenues derived from outside of the United States was 85% during the six months ended June 28, 2014.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Results of Operations

The following describes the line items set forth in our Condensed Consolidated Statements of Income:

Revenues.  Revenues are generated predominately by sales of our ICs. We recognize revenue on sales when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, we recognize revenue from product sales to direct customers and contract manufacturers upon shipment. Certain of our sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, we defer the revenue and cost of revenue on such sales until the distributors sell the product to the end customer. A small portion of our revenues is derived from the sale of patents. The above revenue recognition criteria for patent sales are generally met upon the execution of the patent sale agreement. Our products typically carry a one-year replacement warranty. Replacements have been insignificant to date.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	36.3	37.3	38.2	38.6
Gross margin	63.7	62.7	61.8	61.4

Operating expenses:
Research and development	27.0	26.4	28.1	26.1
Selling, general and administrative	23.3	22.9	23.5	21.5
Operating expenses	50.3	49.3	51.6	47.6

Operating income	13.4	13.4	10.2	13.8

Other income (expense):
Interest income	0.1	0.1	0.2	0.2
Interest expense	(0.5)	(0.6)	(0.5)	(0.5)
Other income (expense), net	0.0	0.1	0.0	0.0
Income before income taxes	13.0	13.0	9.9	13.5
Provision for income taxes	3.8	4.1	2.5	2.1
Net income	9.2%	8.9%	7.4%	11.4%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	Change	% Change	June 28, 2014	June 29, 2013	Change	% Change
Broad-based	$79.7	$68.8	$10.9	15.8%	$152.0	$136.1	$15.9	11.7%
Broadcast	50.5	48.3	2.2	4.5%	101.2	99.5	1.7	1.7%
Access	24.7	24.4	0.3	1.2%	47.4	51.3	(3.9)	(7.5)%
	$154.9	$141.5	$13.4	9.4%	$300.6	$286.9	$13.7	4.8%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $10.9 million for our Broad-based ICs, due primarily to market share gains for our MCU and wireless products and the addition of revenues from the acquisition of Energy Micro in July 2013.

•                  Increased revenues of $2.2 million for Broadcast, due primarily to the sale of patents of $5.0 million. The increase in Broadcast revenues was offset by decreased revenues for our audio ICs due to declines in market share.

•                  Increased revenues of $0.3 million for our Access ICs.

The change in revenues in the recent six month period was due primarily to:

•                  Increased revenues of $15.9 million for our Broad-based ICs, due primarily to market share gains for our MCU and wireless products and the addition of revenues from the acquisition of Energy Micro. Broad-based revenue growth was offset in part by a decline in revenue for our touch controller ICs due to our exit from this market.

•                  Increased revenues of $1.7 million for Broadcast, due primarily to market share gains for our video ICs and the sale of patents of $5.0 million. The increase in Broadcast revenues was offset by decreased revenues for our audio ICs due to declines in market share.

•                  Decreased revenues of $3.9 million for our Access ICs, due primarily to declines in the market for embedded modem ICs.

Unit volumes of our products increased by 9.4% and average selling prices decreased by 3.0% compared to the three months ended June 29, 2013. Unit volumes of our products decreased by 0.6% and average selling prices increased by 3.9% compared to the six months ended June 29, 2013. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Gross margin	$98.7	$88.8	$9.9	$185.8	$176.1	$9.7
Percent of revenue	63.7%	62.7%	1.0%	61.8%	61.4%	0.4%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $7.1 million for our Broad-based products, $2.5 million for our Broadcast products and $0.3 million for our Access products. The increased dollar amount of gross margin in the recent six month period was due to increases in gross margin of $10.6 million for our Broad-based products and $1.2 million for our Broadcast products, offset by a decrease in gross margin of $2.1 million for our Access products. The recent three and six month periods include gross margin from the sale of patents of $5.0 million, which had no associated cost of revenues.

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

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	Change	% Change	June 28, 2014	June 29, 2013	Change	% Change
Research and development	$41.8	$37.4	$4.4	11.9%	$84.3	$75.0	$9.3	12.5%
Percent of revenue	27.0%	26.4%			28.1%	26.1%

The increase in research and development expense in the recent three and six month periods was principally due to increases of (a) $2.6 million and $4.8 million, respectively, for personnel-related expenses, including personnel costs associated with (i) increased headcount, and (ii) the acquisition of Energy Micro, (b) $1.3 million and $2.7 million, respectively, for the amortization of intangible assets primarily related to our acquisition of Energy Micro, and (c) $0.4 million and $1.6 million, respectively, for new product introduction costs. We expect that research and development expense will increase in absolute dollars in the third quarter of 2014.

Recent development projects include digital isolators offering high channel count, performance, reliability and data rates for cost-sensitive consumer electronics applications; energy-efficient capacitive sensing MCUs for HMI; a comprehensive software solution designed to simplify the development of wirelessly connected smart meters for electricity, gas, water and heat resources; a 32-bit hardware and firmware development kit designed to accelerate the design of MFi accessories; a new version of the Simplicity Studio development ecosystem that provides unified support for our energy-friendly 32-bit EFM32 Gecko MCUs and 8-bit MCUs; the expansion of our ARM-based Ember ZigBee SoC family providing larger memory options for advanced smart energy and home automation applications; single-chip digital UV index sensors designed to track UV exposure, ambient light and biometrics for smartphone and wearable computing products; a new family of sub-GHz wireless MCUs optimized for power-sensitive, battery-powered systems with RF connectivity; a high-performance bridge controller for USB connectivity applications; relative humidity (RH) and temperature sensors that simplify RH sensing designs while providing power efficiency and ease of use; the EFM32 Zero Gecko MCU family designed to achieve low system energy consumption for a wide range of battery-powered applications; a family of universal DVB demodulators that support the latest worldwide DVB standards for cable, terrestrial and satellite reception; a low-jitter, low-power and frequency-flexible timing solution for high-speed networking equipment based on the SyncE standard; a new family of silicon TV tuners offering high performance, integration and low system cost while supporting all worldwide terrestrial and cable TV standards; and highly integrated, feature-rich 8-bit MCUs optimized for cost-sensitive motor control applications.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	Change	% Change	June 28, 2014	June 29, 2013	Change	% Change
Selling, general and administrative	$36.0	$32.4	$3.6	11.3%	$70.6	$61.5	$9.1	14.8%
Percent of revenue	23.3%	22.9%			23.5%	21.5%

The increase in selling, general and administrative expense in the recent three month period was principally due to increases of (a) $2.6 million for personnel-related expenses, primarily associated with (i) increased headcount, and (ii) the acquisition of Energy Micro, and (b) $1.4 million for legal fees, primarily related to litigation. The increase in selling, general and administrative expense in the recent six month period was principally due to increases of (a) $4.4 million for personnel-related expenses, (b) $2.7 million for adjustments to the fair value of acquisition-related contingent consideration, and (c) $1.3 million for legal fees. We expect that selling, general and administrative expense will increase in absolute dollars in the third quarter of 2014.

Interest Income

Interest income for the three and six months ended June 28, 2014 and June 29, 2013 was $0.2 million and $0.5 million, respectively.

Interest Expense

Interest expense for the three and six months ended June 28, 2014 was $0.8 million and $1.6 million, respectively, compared to $0.8 million and $1.7 million for the three and six months ended June 29, 2013, respectively.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 28, 2014 was $(6) thousand and $61 thousand, respectively, compared to $0.1 million for the three and six months ended June 29, 2013.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	June 28, 2014	June 29, 2013	Change	June 28, 2014	June 29, 2013	Change
Provision for income taxes	$5.9	$5.9	$—	$7.4	$5.9	$1.5
Effective tax rate	29.4%	31.7%		24.9%	15.3%

The effective tax rate for the three months ended June 28, 2014 decreased from the prior period, primarily due to the recording of a valuation allowance in the prior period related to deferred tax assets for state net operating losses and research and development tax credits. This decrease was partially offset by the non-renewal of the 2014 federal research and development tax credit in the current period. The effective tax rate for the six months ended June 28, 2014 increased from the prior period, primarily due to the prior period recognition of the 2012 federal research and development tax credit due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, as well as the non-renewal of the 2014 federal research and development tax credit in the current period.  This increase was partially offset by the release in the current period of prior year unrecognized tax benefits due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the third quarter of fiscal 2014 to be in the range of $153 to $157 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.18 to $0.24.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 28, 2014 consisted of $328.9 million in cash, cash equivalents and short-term investments, of which approximately $233.7 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, corporate bonds, variable-rate demand notes, commercial paper, money market funds, certificates of deposit, asset-backed securities, international government bonds, U.S. government bonds and U.S. government agency.

Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of June 28, 2014, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $63.4 million during the six months ended June 28, 2014, compared to net cash provided of $66.1 million during the six months ended June 29, 2013. Operating cash flows during the six months ended June 28, 2014 reflect our net income of $22.4 million, adjustments of $38.3 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $2.7 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $69.0 million at June 28, 2014 from $72.1 million at December 28, 2013. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average days sales outstanding (DSO) was 40 days at June 28, 2014 and 44 days at December 28, 2013.

Inventory increased to $45.6 million at June 28, 2014 from $45.3 million at December 28, 2013. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 73 days at June 28, 2014 and 71 days at December 28, 2013.

Net cash used in investing activities was $62.0 million during the six months ended June 28, 2014, compared to net cash provided of $15.9 million during the six months ended June 29, 2013. The decrease in cash inflows was principally due to a decrease of $80.8 million of net proceeds from sales and maturities of marketable securities.

We anticipate capital expenditures of approximately $10 to $14 million for fiscal 2014. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $3.9 million during the six months ended June 28, 2014, compared to net cash provided of $6.0 million during the six months ended June 29, 2013. The increase in cash outflows was principally due to an increase of $11.0 million for repurchases of our common stock. In January 2014, our Board of Directors authorized a program to repurchase up to $100 million of our common stock through January 2015.

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

The Term Loan Facility and Revolving Credit Facility, other than swingline loans, will bear interest at LIBOR plus an applicable margin or, at our option, a base rate (defined as the highest of the Bank of America prime rate, the Federal Funds rate plus 0.50% and a daily rate equal to one-month LIBOR plus 1.00%) plus an applicable margin. Swingline loans accrue interest at the base rate plus the applicable margin for base rate loans. The applicable margins for the LIBOR rate loans range from 1.50% to 2.50% and for base rate loans range from 0.50% to 1.50%, depending in each case, on the leverage ratio as defined in the Agreement. We also pay a commitment fee on the unused amount of the Revolving Credit Facility.

In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of June 28, 2014, the Company was in compliance with all covenants of the Credit Facilities. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In April 2014, the FASB issued FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 expands disclosure requirements about discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The adoption of this ASU is not expected to have a material impact on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of June 28, 2014 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of June 28, 2014 would decrease our annual interest income by approximately $1.1 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of June 28, 2014, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 28, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended June 28, 2014 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 11, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Western District of Texas, Austin Division, alleging infringement of United States Patent Nos. 6,308,055, 6,965,761 and 7,353,011. On July 14, 2014, the Court dismissed the lawsuit without prejudice due to the lack of commercial activity by Cresta Technology in the Western District of Texas. On July 16, 2014, we refiled our claims for the ‘055, ‘761 and ‘011 patents in a lawsuit in the United States District Court in the Northern District of California. In addition, we added additional claims alleging infringement of United States Patent Nos. 6,304,146, 6,137,372 and 6,233,441. We are seeking a permanent injunction stopping the sale of all allegedly infringing Cresta Technology products and an award of damages and attorney fees.

On May 6, 2014, we filed a complaint with the ITC alleging infringement of United States Patent Nos. 6,137,372 and 6,233,441 against Cresta Technology, Hauppauge Digital, Inc., Hauppague Computer Works, Inc., PCTV Systems, S.a.r.l., Luxembourg and PCTV Systems S.a.r.l., seeking to prevent the importation and sale of allegedly infringing products in the United States. On June 6, 2014, the ITC instituted an investigation based on our complaint. On June 13, 2014, Cresta Technology proposed a consent order whereby Cresta Technology will not sell for importation, import or sell in the United States television tuners that infringe the patent claims asserted by us. On July 1, 2014, the Administrative Law Judge accepted the proposed consent order and issued an Initial Determination terminating the investigation based on our complaint against Cresta Technology.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended June 28, 2014 was $84.3 million, or 28.1% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the six months ended June 28, 2014, our ten largest customers accounted for 37% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended June 28, 2014, 61% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 85% during the six months ended June 28, 2014. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended June 28, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2014 – April 26, 2014	6	$42.98	6	$99,750

April 27, 2014 – May 24, 2014	181	$44.29	181	$91,751

May 25, 2014 – June 28, 2014	60	$44.80	60	$89,051
Total	247	$44.38	247

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

SILICON LABORATORIES INC.

July 25, 2014	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle Chief Executive Officer (Principal Executive Officer)

July 25, 2014	/s/ John C. Hollister

Date	John C. Hollister Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)