Form 10-Q
period 2014-09-27
SILICON LABORATORIES INC
filed 2014-10-23
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

As of October 14, 2014, 42,381,139 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$111,705	$95,800
Short-term investments	216,973	179,593
Accounts receivable, net of allowances for doubtful accounts of $784 at September 27, 2014 and $797 at December 28, 2013	71,355	72,124
Inventories	47,015	45,271
Deferred income taxes	18,064	18,878
Prepaid expenses and other current assets	39,756	47,651
Total current assets	504,868	459,317
Long-term investments	11,505	10,632
Property and equipment, net	128,433	132,445
Goodwill	228,781	228,781
Other intangible assets, net	119,854	131,593
Other assets, net	21,476	28,382
Total assets	$1,014,917	$991,150

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,361	$22,126
Current portion of long-term debt	11,250	7,500
Accrued expenses	74,732	45,975
Deferred income on shipments to distributors	37,068	30,853
Income taxes	1,319	2,693
Total current liabilities	152,730	109,147
Long-term debt	80,000	87,500
Other non-current liabilities	32,217	55,941
Total liabilities	264,947	252,588
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 42,490 and 42,779 shares issued and outstanding at September 27, 2014 and December 28, 2013, respectively	4	4
Additional paid-in capital	31,467	48,630
Retained earnings	718,609	690,612
Accumulated other comprehensive loss	(110)	(684)
Total stockholders’ equity	749,970	738,562
Total liabilities and stockholders’ equity	$1,014,917	$991,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	$158,144	$146,933	$458,753	$433,851
Cost of revenues	62,033	58,772	176,874	169,545
Gross margin	96,111	88,161	281,879	264,306
Operating expenses:
Research and development	42,517	40,662	126,846	115,631
Selling, general and administrative	43,990	37,009	114,618	98,519
Operating expenses	86,507	77,671	241,464	214,150
Operating income	9,604	10,490	40,415	50,156
Other income (expense):
Interest income	231	129	733	616
Interest expense	(768)	(813)	(2,346)	(2,486)
Other income (expense), net	42	(23)	103	39
Income before income taxes	9,109	9,783	38,905	48,325
Provision for income taxes	3,501	3,252	10,908	9,148
Net income	$5,608	$6,531	$27,997	$39,177

Earnings per share:
Basic	$0.13	$0.15	$0.65	$0.92
Diluted	$0.13	$0.15	$0.64	$0.90

Weighted-average common shares outstanding:
Basic	43,112	42,684	43,218	42,477
Diluted	43,815	43,922	44,030	43,437

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$5,608	$6,531	$27,997	$39,177
Other comprehensive income, before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	417	653	889	(554)
Reclassification for gains included in net income	—	—	—	(232)

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	193	(522)	(434)	622
Reclassification for losses included in net income	142	96	428	418

Other comprehensive income, before tax	752	227	883	254

Provision for income taxes	263	79	309	89

Other comprehensive income	489	148	574	165
Comprehensive income	$6,097	$6,679	$28,571	$39,342

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating Activities
Net income	$27,997	$39,177
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	9,512	10,050
Amortization of other intangible assets and other assets	13,090	11,051
Stock-based compensation expense	28,173	22,304
Income tax benefit (shortfall) from stock-based awards	413	(621)
Excess income tax benefit from stock-based awards	(654)	(284)
Deferred income taxes	3,894	6,790
Changes in operating assets and liabilities:
Accounts receivable	769	12,599
Inventories	(1,591)	6,213
Prepaid expenses and other assets	12,627	(1,606)
Accounts payable	5,074	(3,017)
Accrued expenses	6,966	(2,864)
Deferred income on shipments to distributors	6,215	(3,169)
Income taxes	(4,898)	(1,429)
Net cash provided by operating activities	107,587	95,194

Investing Activities
Purchases of available-for-sale investments	(137,373)	(164,317)
Proceeds from sales and maturities of available-for-sale investments	100,009	186,936
Purchases of property and equipment	(5,500)	(8,984)
Purchases of other assets	(3,339)	(3,499)
Acquisition of businesses, net of cash acquired	—	(86,441)
Net cash used in investing activities	(46,203)	(76,305)

Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	8,559	11,900
Excess income tax benefit from stock-based awards	654	284
Repurchases of common stock	(50,942)	(7,776)
Payments on debt	(3,750)	(12,184)
Net cash used in financing activities	(45,479)	(7,776)

Increase in cash and cash equivalents	15,905	11,113
Cash and cash equivalents at beginning of period	95,800	105,426
Cash and cash equivalents at end of period	$111,705	$116,539

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at September 27, 2014 and December 28, 2013, the condensed consolidated results of its operations for the three and nine months ended September 27, 2014 and September 28, 2013, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2014 and September 28, 2013, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended September 27, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$5,608	$6,531	$27,997	$39,177

Shares used in computing basic earnings per share	43,112	42,684	43,218	42,477

Effect of dilutive securities:
Stock options and other stock-based awards	703	1,238	812	960
Shares used in computing diluted earnings per share	43,815	43,922	44,030	43,437

Earnings per share:
Basic	$0.13	$0.15	$0.65	$0.92
Diluted	$0.13	$0.15	$0.64	$0.90

For the three months ended September 27, 2014 and September 28, 2013 and the nine months ended September 27, 2014 and September 28, 2013, approximately 0.1 million, 0.5 million, 0.1 million and 0.4 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of September 27, 2014 consisted of municipal bonds, corporate bonds, money market funds, commercial paper, variable-rate demand notes, certificates of deposit, asset-backed securities, international government bonds, U.S. government bonds and U.S. government agency. The Company’s long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of September 27, 2014, the Company held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $10.4 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of September 27, 2014, $6.0 million had credit ratings of AA, $2.0 million had a credit rating of A and $4.4 million of the auction-rate securities had credit ratings of BBB. These securities have contractual maturity dates ranging from 2033 to 2046 at September 27, 2014. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of September 27, 2014.

The Company’s cash, cash equivalents and investments consist of the following (in thousands):

	September 27, 2014
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$63,284	$—	$—	$63,284
Available-for-sale securities:
Money market funds	28,036	—	—	28,036
Commercial paper	14,147	—	—	14,147
Certificates of deposit	5,331	—	—	5,331
Municipal bonds	907	—	—	907
Total available-for-sale securities	48,421	—	—	48,421

Total cash and cash equivalents	$111,705	$—	$—	$111,705

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$143,212	$(3)	$240	$143,449
Corporate bonds	36,000	(33)	47	36,014
Variable-rate demand notes	15,755	—	—	15,755
Commercial paper	11,439	—	—	11,439
Asset-backed securities	5,689	(3)	1	5,687
International government bonds	2,533	(5)	—	2,528
Certificates of deposit	850	—	—	850
U.S. government bonds	650	—	—	650
U.S. government agency	601	—	—	601
Total short-term investments	$216,729	$(44)	$288	$216,973

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$12,425	$(920)	$—	$11,505
Total long-term investments	$12,425	$(920)	$—	$11,505

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of September 27, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$16,564	$(33)	$—	$—	$16,564	$(33)
Auction rate securities	—	—	11,505	(920)	11,505	(920)
Municipal bonds	7,893	(3)	—	—	7,893	(3)
Asset-backed securities	5,102	(3)	—	—	5,102	(3)
International government bond	2,527	(5)	—	—	2,527	(5)
	$32,086	$(44)	$11,505	$(920)	$43,591	$(964)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of December 28, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$11,079	$(11)	$—	$—	$11,079	$(11)
Auction rate securities	—	—	10,632	(1,793)	10,632	(1,793)
Corporate bonds	2,605	(4)	—	—	2,605	(4)
	$13,684	$(15)	$10,632	$(1,793)	$24,316	$(1,808)

The gross unrealized losses as of September 27, 2014 and December 28, 2013 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at September 27, 2014 (in thousands):

	Cost	Fair Value
Due in one year or less	$155,375	$155,485
Due after one year through ten years	97,195	97,329
Due after ten years	25,005	24,085
	$277,575	$276,899

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of September 27, 2014, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

The Company’s derivative financial instrument consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	September 27, 2014	December 28, 2013
Interest rate swap	Other assets, net	$507	$513

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended			Three Months Ended
	September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013
Interest rate swaps	$193	$(522)	Interest expense	$(142)	$(96)

	Nine Months Ended			Nine Months Ended
	September 27, 2014	September 28, 2013		September 27, 2014	September 28, 2013
Interest rate swaps	$(434)	$622	Interest expense	$(428)	$(418)

The Company expects to reclassify $0.5 million of its interest rate swap losses included in accumulated other comprehensive loss as of September 27, 2014 into earnings in the next 12 months, which would be offset by lower interest payments.

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

	Fair Value Measurements at September 27, 2014 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$28,036	$—	$—	$28,036
Commercial paper	—	14,147	—	14,147
Certificates of deposit	—	5,331	—	5,331
Municipal bonds	—	907	—	907
Total cash equivalents	$28,036	$20,385	$—	$48,421

Short-term Investments:
Municipal bonds	$—	$143,449	$—	$143,449
Corporate bonds	—	36,014	—	36,014
Variable-rate demand notes	—	15,755	—	15,755
Commercial paper	—	11,439	—	11,439
Asset-backed securities	—	5,687	—	5,687
International government bonds	—	2,528	—	2,528
Certificates of deposit	—	850	—	850
U.S. government bond	650	—	—	650
U.S. government agency	—	601	—	601
Total short-term investments	$650	$216,323	$—	$216,973

Long-term Investments:
Auction rate securities	$—	$—	$11,505	$11,505
Total long-term investments	$—	$—	$11,505	$11,505

Other assets, net:
Derivative instruments	$—	$507	$—	$507
Total	$—	$507	$—	$507

Total	$28,686	$237,215	$11,505	$277,406

Liabilities:
Accrued expenses:
Contingent consideration	$—	$—	$6,279	$6,279

Other non-current liabilities:
Contingent consideration	$—	$—	$11,680	$11,680
Total	$—	$—	$17,959	$17,959

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

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at September 27, 2014 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$11,505	Discounted cash flow	Estimated yield	1.15%

		Expected holding period	10 years

		Estimated discount rate	3.50%

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

Contingent consideration

Fair Value at September 27, 2014 (000s)	Valuation Technique	Unobservable Input	Range
$17,959	Monte Carlo simulation	Expected revenue growth rate	35.6% – 69.1%

		Expected revenue volatility	20.0%

		Expected term	0.3 years – 4.3 years

		Estimated discount rate	0.1% – 1.8%

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

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended September 27, 2014 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Nine Months Ended
Beginning balance	$10,993	$10,632
Gain included in other comprehensive income	512	873
Balance at September 27, 2014	$11,505	$11,505

Liabilities

Contingent Consideration (1)	Three Months Ended	Nine Months Ended
Beginning balance	$11,955	$12,919
Loss recognized in earnings (2)	6,004	5,040
Balance at September 27, 2014	$17,959	$17,959

Net loss for the period included in earnings attributable to contingent consideration held at the end of the period:	$(6,004)	$(5,040)

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

Fair values of other financial instruments

The Company’s Term Loan Facility bears interest at LIBOR plus an applicable margin. The Term Loan Facility is recorded at cost, but is measured at fair value for disclosure purposes. Fair value is estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of September 27, 2014 and December 28, 2013, the fair value of the Company’s debt was approximately $91.2 million and $94.8 million, respectively.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	September 27, 2014	December 28, 2013
Work in progress	$35,505	$34,503
Finished goods	11,510	10,768
	$47,015	$45,271

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

In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of September 27, 2014, the Company was in compliance with all covenants of the Credit Facilities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of September 27, 2014, the remaining contractual maturities of the Term Loan Facility were as follows (in thousands):

Fiscal Year
2014	$3,750
2015	10,000
2016	10,000
2017	67,500
Total	$91,250

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of September 27, 2014, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 4, Derivative Financial Instruments, for additional information.

8. Stockholders’ Equity

Common Stock

The Company issued 1.0 million shares of common stock during the nine months ended September 27, 2014.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
October 2014	December 2015	$100,000
January 2014	October 2014	$100,000
January 2013	January 2014	$50,000
April 2012	January 2013	$100,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 1.3 million shares of its common stock for $53.9 million during the nine months ended September 27, 2014. The Company repurchased 0.2 million shares of its common stock for $7.8 million during the nine months ended September 28, 2013. These shares were retired upon repurchase. In October 2014, the Board of Directors authorized a program to repurchase up to $100 million of the Company’s common stock through December 2015 (and terminated the $35.6 million remaining authorization under the previously announced share repurchase program).

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at December 28, 2013	$333	$(1,017)	$(684)

Other comprehensive income (loss) before reclassifications	(282)	578	296
Amount reclassified from accumulated other comprehensive loss	278	—	278
Net change for the period	(4)	578	574

Balance at September 27, 2014	$329	$(439)	$(110)

Reclassifications From Accumulated Other Comprehensive Loss

	Three Months Ended		Nine Months Ended
Reclassification (in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Losses on cash flow hedges to:
Interest expense	$(142)	$(96)	$(428)	$(418)

Gains on available-for-sales securities to:
Interest income	—	—	—	232
	(142)	(96)	(428)	(186)

Income tax benefit	50	33	150	65
Total reclassifications	$(92)	$(63)	$(278)	$(121)

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of revenues	$201	$269	$574	$785
Research and development	4,713	3,729	13,282	10,551
Selling, general and administrative	4,700	4,622	14,317	10,968
	9,614	8,620	28,173	22,304
Income tax benefit	1,158	904	3,056	1,822
	$8,456	$7,716	$25,117	$20,482

The increase in stock-based compensation costs in the recent three and nine month periods was principally due to increased headcount. The Company had approximately $60.3 million of total unrecognized compensation costs related to granted stock awards as of September 27, 2014 that are expected to be recognized over a weighted-average period of approximately 2.1 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On May 6, 2014, the Company filed a complaint with the ITC alleging infringement of United States Patent Nos. 6,137,372 and 6,233,441 against Cresta Technology, Hauppauge Digital, Inc., Hauppague Computer Works, Inc., PCTV Systems, S.a.r.l., Luxembourg and PCTV Systems S.a.r.l., seeking to prevent the importation and sale of allegedly infringing products in the United States. On June 6, 2014, the ITC instituted an investigation based on the Company’s complaint. On June 13, 2014, Cresta Technology proposed a consent order whereby Cresta Technology will not sell for importation, import or sell in the United States television tuners that infringe the patent claims asserted by the Company. On July 1, 2014, the Administrative Law Judge accepted the proposed consent order. Accordingly, this ITC investigation has been terminated in its entirety. Under the consent order, Cresta Technology is prohibited from selling for importation, importing or selling in the United States television tuners that infringe the Company’s United States Patent Nos. 6,137,372 and 6,233,441.

As is customary in the semiconductor industry, the Company provides indemnification protection to its customers for intellectual property claims related to the Company’s products. The Company has not accrued any material liability on its consolidated balance sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

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

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $3.5 million and $3.3 million for the three months ended September 27, 2014 and September 28, 2013, resulting in effective tax rates of 38.4% and 33.2%, respectively. Income tax expense was $10.9 million and $9.1 million for the nine months ended September 27, 2014 and September 28, 2013, respectively, resulting in effective tax rates of 28.0% and 18.9%, respectively. The effective tax rate for the three months ended September 27, 2014 increased from the prior period, primarily due to the non-renewal of the 2014 federal research and development tax credit in the current period, as well as an increase in nondeductible costs related to the Energy Micro acquisition. This increase was partially offset by an increase in the foreign rate benefit in the current period. The effective tax rate for the nine months ended September 27, 2014 increased from the prior period, primarily due to the prior period recognition of the 2012 federal research and development tax credit due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, as well as the non-renewal of the 2014 federal research and development tax credit in the current period. This increase was partially offset by the release in the current period of prior year unrecognized tax benefits due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

At September 27, 2014, the Company had gross unrecognized tax benefits of $3.6 million, $3.5 million of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had a gross decrease of $1.5 million to its prior year unrecognized tax benefits related to the lapse of the statute of limitations applicable to an uncertain tax position during the nine months ended September 27, 2014, a portion of which represented a foreign currency remeasurement adjustment and was recognized in other income (expense), net.

The tax years 2009 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.  The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2014 will have 53 weeks with the extra week occurring in the fourth quarter of the year. Fiscal 2013 had 52 weeks. Our third quarter of fiscal 2014 ended September 27, 2014. Our third quarter of fiscal 2013 ended September 28, 2013.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

•                  Broad-based products, which include our microcontroller (MCU), wireless and sensor products, timing products (clocks and oscillators), and power and isolation devices;

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

In the first nine months of fiscal 2014, we introduced sensor development kits to accelerate Internet of Things (IoT) system design; high-performance automotive tuner ICs designed to enhance AM/FM digital radio performance for car radio systems supporting broadcast standards worldwide; ultra-low-jitter, frequency-flexible clock solutions for high-speed data centers and Internet infrastructure; digital isolators offering high channel count, reliability and data rates for cost-sensitive consumer electronics applications; energy-efficient capacitive sensing MCUs for human-machine interfaces (HMI); a comprehensive software solution designed to simplify the development of wirelessly connected smart meters; a 32-bit hardware and firmware development kit designed to accelerate the design of Made for iPod®/iPhone®/iPad® (MFi) accessories; a new version of the Simplicity Studio™ development ecosystem that provides unified support for our energy-friendly 32-bit EFM32™ Gecko MCUs and 8-bit MCUs; the expansion of our ARM®-based Ember® ZigBee® system-on-chip (SoC) family for advanced smart energy and home automation applications; and single-chip digital ultraviolet (UV) index sensors designed to track UV exposure, ambient light and biometrics for smartphones and wearables. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the nine months ended September 27, 2014, we had one customer, Samsung, whose purchases across a variety of product areas represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the nine months ended September 27, 2014. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended September 27, 2014.

The percentage of our revenues derived from outside of the United States was 85% during the nine months ended September 27, 2014.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Because many of our ICs are designed for use in consumer products such as televisions, set-top boxes and radios, we expect that the demand for our products will be typically subject to some degree of seasonal demand. However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.2	40.0	38.6	39.1
Gross margin	60.8	60.0	61.4	60.9

Operating expenses:
Research and development	26.9	27.7	27.7	26.7
Selling, general and administrative	27.8	25.2	24.9	22.6
Operating expenses	54.7	52.9	52.6	49.3

Operating income	6.1	7.1	8.8	11.6

Other income (expense):
Interest income	0.1	0.1	0.2	0.1
Interest expense	(0.5)	(0.6)	(0.5)	(0.6)
Other income (expense), net	0.0	0.0	0.0	0.0
Income before income taxes	5.7	6.6	8.5	11.1
Provision for income taxes	2.2	2.2	2.4	2.1
Net income	3.5%	4.4%	6.1%	9.0%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	Change	% Change	September 27, 2014	September 28, 2013	Change	% Change
Broad-based	$80.3	$73.3	$7.0	9.5%	$232.2	$209.4	$22.8	10.9%
Broadcast	53.0	50.7	2.3	4.6%	154.3	150.3	4.0	2.6%
Access	24.8	22.9	1.9	8.4%	72.3	74.2	(1.9)	(2.6)%
Revenues	$158.1	$146.9	$11.2	7.6%	$458.8	$433.9	$24.9	5.7%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $7.0 million for our Broad-based ICs, due primarily to market share gains for our MCU, wireless and sensor products.

•                  Increased revenues of $2.3 million for Broadcast, due primarily to the sale of patents of $2.1 million.

•                  Increased revenues of $1.9 million for our Access ICs, due primarily to increased demand for our VoIP products.

The change in revenues in the recent nine month period was due primarily to:

•                  Increased revenues of $22.8 million for our Broad-based ICs, due primarily to market share gains for our MCU, wireless and sensor products, including products acquired from Energy Micro in July 2013. Broad-based revenue growth was offset in part by a decline in revenue for our touch controller ICs due to our exit from this market.

•                  Increased revenues of $4.0 million for Broadcast, due primarily to market share gains for our video ICs and the sale of patents of $7.1 million. The increase in Broadcast revenues was offset by decreased revenues for our audio ICs due to declines in market share.

•                  Decreased revenues of $1.9 million for our Access ICs, due primarily to declines in the market for embedded modem ICs.

Unit volumes of our products increased by 10.9% and average selling prices decreased by 4.2% compared to the three months ended September 28, 2013. Unit volumes of our products increased by 3.2% and average selling prices increased by 1.0% compared to the nine months ended September 28, 2013. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	Change	September 27, 2014	September 28, 2013	Change
Gross margin	$96.1	$88.2	$7.9	$281.9	$264.3	$17.6
Percent of revenue	60.8%	60.0%	0.8%	61.4%	60.9%	0.5%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $4.6 million for our Broad-based products, $2.0 million for our Broadcast products and $1.3 million for our Access products. The increased dollar amount of gross margin in the recent nine month period was due to increases in gross margin of $15.2 million for our Broad-based products and $3.3 million for our Broadcast products, offset by a decrease in gross margin of $0.9 million for our Access products. The recent three and nine month periods include gross margin from the sale of patents of $2.1 million and $7.1 million, respectively, which had no associated cost of revenues.

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

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	Change	% Change	September 27, 2014	September 28, 2013	Change	% Change
Research and development	$42.5	$40.7	$1.8	4.6%	$126.8	$115.6	$11.2	9.7%
Percent of revenue	26.9%	27.7%			27.7%	26.7%

The increase in research and development expense in the recent three month period was principally due to an increase of $2.2 million for personnel-related expenses, including personnel costs associated with increased headcount. The increase in research and development expense in the recent nine month period was principally due to increases of (a) $7.0 million for personnel-related expenses, including personnel costs associated with (i) increased headcount, and (ii) the acquisition of Energy Micro, (b) $2.5 million for the amortization of intangible assets primarily related to our acquisition of Energy Micro, and (c) $1.4 million for new product introduction costs. We expect that research and development expense will increase in absolute dollars in the fourth quarter of 2014.

Recent development projects include sensor development kits to accelerate IoT system design; high-performance automotive tuner ICs designed to enhance AM/FM digital radio performance for car radio systems supporting broadcast standards worldwide; ultra-low-jitter, frequency-flexible clock solutions for high-speed data centers and Internet infrastructure; digital isolators offering high channel count, reliability and data rates for cost-sensitive consumer electronics applications; energy-efficient capacitive sensing MCUs for HMI; a comprehensive software solution designed to simplify the development of wirelessly connected smart meters; a 32-bit hardware and firmware development kit designed to accelerate the design of MFi accessories; a new version of the Simplicity Studio development ecosystem that provides unified support for our energy-friendly 32-bit EFM32 Gecko MCUs and 8-bit MCUs; the expansion of our ARM-based Ember ZigBee SoC family for advanced smart energy and home automation applications; single-chip digital UV index sensors designed to track UV exposure, ambient light and biometrics for smartphones and wearables; a new family of sub-GHz wireless MCUs optimized for power-sensitive, battery-powered systems with RF connectivity; a high-performance bridge controller for USB connectivity applications; relative humidity (RH) and temperature sensors that simplify RH sensing designs while providing power efficiency and ease of use; and the EFM32 Zero Gecko MCU family designed to achieve low system energy consumption for a wide range of battery-powered applications.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	Change	% Change	September 27, 2014	September 28, 2013	Change	% Change
Selling, general and administrative	$44.0	$37.0	$7.0	18.9%	$114.6	$98.5	$16.1	16.3%
Percent of revenue	27.8%	25.2%			24.9%	22.6%

The increase in selling, general and administrative expense in the recent three month period was principally due to increases of (a) $6.8 million for adjustments to the fair value of acquisition-related contingent consideration, and (b) $1.9 million for legal fees, primarily related to litigation. The increase in selling, general and administrative expense in the recent nine month period was principally due to increases of (a) $9.6 million for adjustments to the fair value of acquisition-related contingent consideration, (b) $5.5 million for personnel-related expenses, primarily associated with (i) increased headcount, and (ii) the acquisition of Energy Micro, and (c) $3.2 million for legal fees. The increases in selling, general and administrative expense in the recent three and nine month periods were offset in part by acquisition-related costs of $1.3 million and $1.5 million, respectively, in the prior periods. We expect that selling, general and administrative expense will decrease in absolute dollars in the fourth quarter of 2014, primarily due to a reduction in acquisition-related costs.

Interest Income

Interest income for the three and nine months ended September 27, 2014 was $0.2 million and $0.7 million, respectively, compared to $0.1 million and $0.6 million for the three and nine months ended September 28, 2013, respectively.

Interest Expense

Interest expense for the three and nine months ended September 27, 2014 was $0.8 million and $2.3 million, respectively, compared to $0.8 million and $2.5 million for the three and nine months ended September 28, 2013, respectively.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 27, 2014 was $42 thousand and $103 thousand, respectively, compared to $(23) thousand and $39 thousand for the three and nine months ended September 28, 2013, respectively.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	September 27, 2014	September 28, 2013	Change	September 27, 2014	September 28, 2013	Change
Provision for income taxes	$3.5	$3.3	$0.2	$10.9	$9.1	$1.8
Effective tax rate	38.4%	33.2%		28.0%	18.9%

The effective tax rate for the three months ended September 27, 2014 increased from the prior period, primarily due to the non-renewal of the 2014 federal research and development tax credit in the current period, as well as an increase in nondeductible costs related to the Energy Micro acquisition. This increase was partially offset by an increase in the foreign rate benefit in the current period. The effective tax rate for the nine months ended September 27, 2014 increased from the prior period, primarily due to the prior period recognition of the 2012 federal research and development tax credit due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, as well as the non-renewal of the 2014 federal research and development tax credit in the current period. This increase was partially offset by the release in the current period of prior year unrecognized tax benefits due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

We expect revenues in the fourth quarter of fiscal 2014 to be in the range of $155 to $161 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.12 to $0.18.

Liquidity and Capital Resources

Our principal sources of liquidity as of September 27, 2014 consisted of $328.7 million in cash, cash equivalents and short-term investments, of which approximately $228.5 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, corporate bonds, money market funds, commercial paper, variable-rate demand notes, certificates of deposit, asset-backed securities, international government bonds, U.S. government bonds and U.S. government agency.

Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of September 27, 2014, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Net cash provided by operating activities was $107.6 million during the nine months ended September 27, 2014, compared to net cash provided of $95.2 million during the nine months ended September 28, 2013. Operating cash flows during the nine months ended September 27, 2014 reflect our net income of $28.0 million, adjustments of $54.4 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $25.2 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $71.4 million at September 27, 2014 from $72.1 million at December 28, 2013. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average days sales outstanding (DSO) was 41 days at September 27, 2014 and 44 days at December 28, 2013.

Inventory increased to $47.0 million at September 27, 2014 from $45.3 million at December 28, 2013. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 68 days at September 27, 2014 and 71 days at December 28, 2013.

Net cash used in investing activities was $46.2 million during the nine months ended September 27, 2014, compared to net cash used of $76.3 million during the nine months ended September 28, 2013. The decrease in cash outflows was principally due to a net payment of $86.4 million for the acquisition of Energy Micro during the nine months ended September 28, 2013, offset by a decrease of $60.0 million of net proceeds from sales and maturities of marketable securities.

We anticipate capital expenditures of approximately $10 to $14 million for fiscal 2014. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Net cash used in financing activities was $45.5 million during the nine months ended September 27, 2014, compared to net cash used of $7.8 million during the nine months ended September 28, 2013. The increase in cash outflows was principally due to an increase of $43.2 million for repurchases of our common stock. In January 2014, our Board of Directors authorized a program to repurchase up to $100 million of our common stock through January 2015. In October 2014, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2015 (and terminated the $35.6 million remaining authorization under the previously announced share repurchase program).

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

In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of September 27, 2014, the Company was in compliance with all covenants of the Credit Facilities. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of September 27, 2014 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of September 27, 2014 would decrease our annual interest income by approximately $1.2 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of September 27, 2014, we held $12.4 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 27, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended September 27, 2014 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 6, 2014, we filed a complaint with the ITC alleging infringement of United States Patent Nos. 6,137,372 and 6,233,441 against Cresta Technology, Hauppauge Digital, Inc., Hauppague Computer Works, Inc., PCTV Systems, S.a.r.l., Luxembourg and PCTV Systems S.a.r.l., seeking to prevent the importation and sale of allegedly infringing products in the United States. On June 6, 2014, the ITC instituted an investigation based on our complaint. On June 13, 2014, Cresta Technology proposed a consent order whereby Cresta Technology will not sell for importation, import or sell in the United States television tuners that infringe the patent claims asserted by us. On July 1, 2014, the Administrative Law Judge accepted the proposed consent order. Accordingly, this ITC investigation has been terminated in its entirety. Under the consent order, Cresta Technology is prohibited from selling for importation, importing or selling in the United States television tuners that infringe our United States Patent Nos. 6,137,372 and 6,233,441.

As is customary in the semiconductor industry, we provide indemnification protection to our customers for intellectual property claims related to our products. We have not accrued any material liability on our consolidated balance sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended September 27, 2014 was $126.8 million, or 27.7% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the nine months ended September 27, 2014, our ten largest customers accounted for 36% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended September 27, 2014, 62% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

We monitor the financial condition of our third-party foundries and subcontractor partners. In August 2014, we received notice that Telefunken Semiconductors GmbH & Co (TSG), a wafer supplier for our high-voltage products, had filed an insolvency proceeding in Germany. Currently, the operations of TSG are being managed by a trustee appointed by the local court of Heilbronn, Germany.

It is unclear whether TSG will emerge from its insolvency as an ongoing business. We have negotiated with the trustee to purchase a limited number of wafers from TSG through the end of 2014 in an attempt to mitigate the impact of TSG’s insolvency on our customers. In addition, we have expedited our previously-planned transition of the manufacturing of certain high-voltage products to another of our foundry partners, Vanguard International Semiconductor Corporation. If there is a disruption in the supply of wafers or if our customers or their end-customers take longer than expected to qualify our replacement products, we may experience a short term decline in revenue or a longer term decline in revenue if our customers shift their demand to alternative suppliers.  Either of these conditions which would adversely affect our operating results.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 85% during the nine months ended September 27, 2014. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

We may be subject to information technology failures that could damage our reputation, business operations and financial condition

We rely on information technology for the effective operation of our business. Our systems are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, cyber attacks, sabotage, vandalism, or similar events or disruptions. Our security measures may not detect or prevent such security breaches. Any such compromise of our information security could result in the theft or unauthorized publication or use of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation. In addition, our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our business and operating results.

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

The following table summarizes repurchases of our common stock during the three months ended September 27, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2014 – July 26, 2014	25	$40.55	25	$88,052

July 27, 2014 – August 23, 2014	436	$42.28	436	$69,616

August 24, 2014 – September 27, 2014	547	$43.04	547	$46,082
Total	1,008	$42.65	1,008

In January 2014, our Board of Directors authorized a program to repurchase up to $100 million of our common stock through January 2015. In October 2014, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2015 (and terminated the $35.6 million remaining authorization under the previously announced share repurchase program). The programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

SILICON LABORATORIES INC.

October 23, 2014	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle Chief Executive Officer (Principal Executive Officer)

October 23, 2014	/s/ John C. Hollister

Date	John C. Hollister Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)