Form 10-K
period 2015-01-03
SILICON LABORATORIES INC
filed 2015-02-06
CIK 1038074

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 27, 2014) was $1,981,015,271 (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 42,137,503 shares of the registrant's common stock issued and outstanding as of January 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

        These trends require more and more interaction between the analog world we live in and the digital world of computing, and therefore require analog-intensive, mixed-signal circuits. Traditional mixed-signal designs relied upon solutions built with numerous, complex discrete analog and digital components. While these traditional designs provide the required functionality, they are often inefficient and inadequate for use in markets where size, cost, power consumption and performance are increasingly important product differentiators. In order to improve their competitive position, electronics manufacturers need to reduce the cost and complexity of their systems and enable new features or functionality to differentiate themselves from their competitors.

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
Timing Devices

Robust demand for bandwidth is driving the deployment of next-generation Internet infrastructure equipment to deliver higher speed, higher performance and more flexible networks. This transition puts unique requirements on the clocks and oscillators used to provide timing and synchronization for the equipment responsible for switching, transporting, processing and storing network traffic. To meet this need, we provide low jitter, frequency flexible, easily customizable timing solutions that simplify design, minimize cost and improve system reliability. Our high-performance "clock-tree-on-a-chip" family offers highly integrated single-chip IC solutions for clock synthesis and jitter attenuation, offering superior jitter performance and frequency flexibility for high data rate applications.

•

Networking equipment

•

Telecommunications

•

Optical networking

•

Wireless base stations and backhaul

•

Broadcast video systems

•

Servers and storage systems

•

Test and measurement equipment

•

HDTV cameras

•

High-speed data acquisition

Power and Isolation Products

Our isolation techniques enable customers to meet safety standards for isolation and solve difficult electronic noise issues. Products include multi-channel isolators and isolated drivers that simplify design, improve reliability, minimize noise emissions, and reduce system cost.

• Motor control • Solar inverters • Hybrid / Electric automotive drive trains • Industrial networking • Switch mode power supplies • Isolated analog data acquisition • Electronic ballasts for lighting
Sensors

Our sensor products include optical, proximity, ambient light and relative humidity (RH) / temperature sensors. These devices leverage our mixed-signal capability to provide high accuracy, quicker response time and lower power consumption than competing parts.

• Smart home sensing • Consumer health & fitness (wearables) • Industrial controls • Toys and consumer electronics • Monitors and lavatory controls
Broadcast Products
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

• Integrated digital televisions (iDTV) • Free-to-Air (FtA) or pay-TV set-top box receivers • PC-TV applications • DVD/HDD personal video recorders

Product Areas and Description	Applications
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
ProSLIC® Subscriber Line Interface Circuits for VoIP

Our ProSLIC provides the analog subscriber line interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Our offerings are well suited for the rapidly expanding market for Voice over IP telephony applications deployed over cable, DSL, optical and wireless fixed terminal networks.

• Voice functionality for cable, DSL and optical digital modems and terminal adapters • VoIP residential gateways • Wireless local loop remote access systems • PBXs
ISOmodem® Embedded Modems

The ISOmodem embedded modems leverage innovative silicon direct access arrangement (DAA) technology and a digital signal processor to deliver a globally compliant, compact analog modem for embedded applications.

• Fax machines and multi-function printers • Industrial monitoring • Postage meters • Security systems • Remote medical monitoring • Point of sale (POS) terminals
Power over Ethernet

Our Power over Ethernet power source equipment and powered device ICs offer highly differentiated solutions with a reduced total bill of materials (BOM) and improved performance and reliability. Our solutions offer a higher level of integration not available with competing solutions.

• Enterprise networking routers and switches • Wireless access points (WAP) • VoIP phones • Radio frequency identification (RFID) tag readers • POS terminals • Security cameras

        Revenues during fiscal 2014, 2013 and 2012 were generated predominately by sales of our mixed-signal products. The following summarizes our revenue by product category (in thousands):

	Fiscal Year
	2014	2013	2012
Broad-based	$317,128	$281,777	$270,098
Broadcast	204,256	199,837	186,067
Access	99,320	98,473	107,129

Revenues	$620,704	$580,087	$563,294

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

        Two of our distributors, Edom Technology and Avnet, represented 20% and 12% of our revenues during fiscal 2014, respectively. No other distributor accounted for 10% or more of revenues for fiscal 2014.

        During fiscal 2014, our ten largest end customers accounted for 36% of our revenues. We had one customer, Samsung, whose purchases across a variety of product areas represented 12% of our revenues during this period. Our major customers include Cisco, Garmin, Harman Becker, Huawei, LG Electronics, Pace, Samsung, Technicolor, Varian Medical Systems and ZTE.

        We maintain numerous sales offices in North America, Europe and Asia. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 86% in fiscal 2014. For further information regarding our revenues and long-lived assets by geographic area, see Note 18, Segment Information, to the Consolidated Financial Statements.

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

        Research and development expenses were $173.0 million, $157.8 million and $138.0 million in fiscal 2014, 2013 and 2012, respectively.

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

  Analog and RF Design Expertise in CMOS

        We believe that our most significant core competency is world-class analog and RF design capability. Additionally, we strive to design substantially all of our ICs in standard CMOS processes. While it is often significantly more difficult to design analog ICs in CMOS, CMOS provides multiple benefits versus existing alternatives, including significantly reduced cost, reduced technology risk and greater worldwide foundry capacity. CMOS is the most commonly used process technology for manufacturing digital ICs and as a result is most likely to be used for the manufacturing of ICs with finer line geometries. These finer line geometries can enable smaller and faster ICs. By designing our ICs in CMOS, we enable our products to benefit from this trend towards finer line geometries, which allows us to integrate more digital functionality into our mixed-signal ICs.

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

Manufacturing

        As a fabless semiconductor company, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs typically use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products' life cycles. We currently partner with Taiwan Semiconductor Manufacturing Co. (TSMC) or TSMC's affiliates and Semiconductor Manufacturing International Corporation (SMIC) to manufacture the majority of our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2014, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2015.

Backlog

        As of January 3, 2015, our backlog was approximately $122.4 million, compared to approximately $109.9 million as of December 28, 2013. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Shipments to distributors are not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

Competition

        The markets for semiconductors generally, and for analog and mixed-signal ICs in particular, are intensely competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We believe the principal competitive factors in our industry are:

• Product size;	• Power requirement;
• Level of integration;	• Customer support;
• Product capabilities;	• Reputation;
• Reliability;	• Ability to rapidly introduce new products to market;
• Price;	• Intellectual property; and
• Performance;	• Software.

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

        Due to our diversified product portfolio and the numerous markets and applications we serve, we target a relatively large number of competitors. We compete with Analog Devices, Atmel, Conexant, Cypress, Epson, Freescale, IDT, Laird, Lantiq, Marvell Technology Group, Maxim Integrated Products, MaxLinear, Microchip, Microsemi, NXP Semiconductors, Renesas, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products that could eliminate the need for our ICs.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of January 3, 2015, we had approximately 1,484 issued or pending United States patents in the IC field. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Employees

        As of January 3, 2015, we employed 1,107 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

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

        We cannot provide any assurance that products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many ICs. If our ICs fail to achieve market acceptance, or if we fail to develop new products on a timely basis that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. The growth of the Internet of Things (IoT) market is dependent on the adoption of industry standards to permit devices to connect and communicate with each other. If the industry cannot agree on a common set of standards, then the growth of the IoT market may be slower than expected.

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

        Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2014 was $173.0 million, or 27.9% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2014, our ten largest customers accounted for 36% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

        In contrast to the ICs that we have historically developed, our acquisition of Bluegiga will entail additional efforts to develop modules, which are products that incorporate ICs as well as additional software. We have limited experience with developing modules. Modules tend to have higher average selling prices but lower overall gross margins than ICs. Bluegiga's modules currently incorporate products from some of our competitors. Any disruption in supply of those products would adversely affect our business.

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

Failure to manage our distribution channel relationships could impede our future growth

        The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2014, 62% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management's time and system resources to manage properly.

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

        Most of the silicon wafers for the products that we sold during fiscal 2014 were manufactured either by Taiwan Semiconductor Manufacturing Co. (TSMC) or TSMC's affiliates or by Semiconductor Manufacturing International Corporation (SMIC). Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results.

        We monitor the financial condition of our third-party foundries and subcontractor partners. In August 2014, we received notice that Telefunken Semiconductors GmbH & Co (TSG), a wafer supplier for our high-voltage products, had filed an insolvency proceeding in Germany. Currently, the operations of TSG are being managed by a trustee appointed by the local court of Heilbronn, Germany.

        It is unclear whether TSG will emerge from its insolvency as an ongoing business. We have negotiated with the trustee to purchase a limited number of wafers from TSG through the end of the first quarter of 2015 in an attempt to mitigate the impact of TSG's insolvency on our customers. In addition, we have expedited our previously-planned transition of the manufacturing of certain high-voltage products to another of our foundry partners, Vanguard International Semiconductor Corporation. If there is a disruption in the supply of wafers or if our customers or their end-customers take longer than expected to qualify our replacement products, we may experience a short term decline in revenue or a longer term decline in revenue if our customers shift their demand to alternative suppliers. Either of these conditions would adversely affect our operating results.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

        We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 86% during fiscal 2014. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

        Most of our foundries and several of our assembly and test subcontractors' sites are located in Taiwan and most of our other foundry, assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Earthquakes, tsunamis, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

        The markets for semiconductors in general, and for mixed-signal ICs in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Atmel, Conexant, Cypress, Epson, Freescale, IDT, Lantiq, Maxim Integrated Products, Marvell Technology Group, MaxLinear, Microchip, Microsemi, NXP Semiconductors, Renesas, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own ICs or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we purchased in 2012, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 141,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, China, France, Germany, Hungary, India, Italy, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.    Legal Proceedings

Patent Litigation

        On January 21, 2014, Cresta Technology Corporation ("Cresta Technology"), a Delaware corporation, filed a lawsuit against us, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., LG Electronics Inc. and LG Electronics U.S.A., Inc. in the United States District Court in the District of Delaware, alleging infringement of United States Patent Nos. 7,075,585, 7,265,792 and 7,251,466. The lawsuit relates to our family of television tuner products. Cresta Technology seeks unspecified compensatory and enhanced damages, attorney fees and a permanent injunction. On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission ("ITC") alleging infringement of the same patents against us, Samsung and LG Electronics and seeking to prevent the importation and sale of allegedly infringing products in the United States. The ITC instituted an investigation based on Cresta Technology's complaint on February 27, 2014. An evidentiary hearing in this ITC Investigation concluded on December 5, 2014. The ITC Administrative Law Judge is scheduled to issue an Initial Determination on February 27, 2015, and the Final Determination by the ITC is scheduled to issue on June 29, 2015. The Delaware District Court action has been stayed pending completion of the proceedings in the ITC. We intend to vigorously defend against these allegations.

        On April 11, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Western District of Texas, Austin Division, alleging infringement of United States Patent Nos. 6,308,055, 6,965,761 and 7,353,011. On July 14, 2014, the Court dismissed the lawsuit without prejudice due to the lack of commercial activity by Cresta Technology in the Western District of Texas. On July 16, 2014, we refiled our claims for the '055, '761 and '011 patents in a lawsuit in the United States District Court in the Northern District of California. In addition, we added additional claims alleging infringement of United States Patent Nos. 6,304,146, 6,137,372 and 6,233,441. We are seeking a permanent injunction stopping the sale of all allegedly infringing Cresta Technology products and an award of damages and attorney fees.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 27, 2015, there were 97 holders of record of our common stock.

	High	Low
Fiscal Year 2013
First Quarter	$47.41	$39.65
Second Quarter	44.00	38.04
Third Quarter	46.21	38.16
Fourth Quarter	44.19	37.57
Fiscal Year 2014
First Quarter	$54.00	$41.19
Second Quarter	53.78	42.41
Third Quarter	50.05	39.28
Fourth Quarter	48.50	36.29

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Stock Performance Graph

        The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in Silicon Laboratories Inc. common stock, the NASDAQ Composite Index and the PHLX Semiconductor Index.

Company / Index	01/02/10	01/01/11	12/31/11	12/29/12	12/28/13	01/03/15
Silicon Laboratories Inc.	$100.00	$95.12	$89.75	$85.76	$87.54	$98.20
NASDAQ Composite	$100.00	$118.02	$117.04	$134.77	$191.67	$220.62
PHLX Semiconductor Index	$100.00	$115.90	$103.96	$109.37	$156.59	$206.44

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on January 2, 2010, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended January 3, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2014 - October 25, 2014	263	$40.01	263	$100,000
October 26, 2014 - November 22, 2014	63	$44.74	63	$97,197
November 23, 2014 - January 3, 2015	98	$44.82	98	$92,785

Total	424	$41.83	424

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

	Fiscal Year
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$620,704	$580,087	$563,294	$491,625	$493,341
Operating income	$51,421	$64,310	$85,675	$50,074	$86,671
Net income	$38,021	$49,819	$63,548	$35,472	$73,242
Earnings per share:
Basic	$0.88	$1.17	$1.51	$0.82	$1.63
Diluted	$0.87	$1.14	$1.47	$0.79	$1.57
Consolidated Balance Sheet Data
Cash, cash equivalents and investments (1)	$342,614	$286,025	$293,360	$324,967	$383,362
Working capital	365,223	350,170	361,304	370,211	414,073
Total assets	1,042,561	991,150	871,966	705,991	727,658
Long-term obligations	121,191	143,441	115,615	24,214	22,372
Total stockholders' equity	758,056	738,562	649,973	598,939	625,430

(1)
Reflects repurchases of $72 million, $26 million, $62 million, $110 million and $140 million of our common stock in fiscal 2014, 2013, 2012, 2011 and 2010, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52-or 53-week year ending on the Saturday closest to December 31st. Fiscal 2014 was a 53-week year with the extra week occurring in the fourth quarter of the year and ended on January 3, 2015. Fiscal 2013 and 2012 were 52-week years and ended on December 28, 2013 and December 29, 2012, respectively.

Overview

        We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including communications, consumer, industrial and automotive. Our major customers include Cisco, Garmin, Harman Becker, Huawei, LG Electronics, Pace, Samsung, Technicolor, Varian Medical Systems and ZTE.

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

        In fiscal 2014, we introduced digital TV demodulators offering expanded support for emerging and established satellite, terrestrial and cable standards; a new family of PCI Express (PCIe) Gen1/2/3 fanout buffers designed for data center applications; next-generation EZRadio and EZRadioPRO® wireless ICs offering outstanding power efficiency, wireless range and flexibility; the sixth generation of our high-performance TV tuner ICs addressing global hybrid TV and digital TV markets; a small PCIe-compliant clock generator targeting consumer and embedded applications; sensor development kits to accelerate Internet of Things (IoT) system design; high-performance automotive tuner ICs designed to enhance AM/FM digital radio performance for car radio systems supporting broadcast standards worldwide; ultra-low-jitter, frequency-flexible clock solutions for high-speed data centers and Internet infrastructure; digital isolators offering high channel count, reliability and data rates for cost-sensitive consumer electronics applications; energy-efficient capacitive sensing MCUs for human-machine interfaces (HMI); a comprehensive software solution designed to simplify the development of wirelessly connected smart meters; a 32-bit hardware and firmware development kit designed to accelerate the design of Made for iPod®/iPhone®/iPad® (MFi) accessories; a new version of the Simplicity Studio™ development ecosystem that provides unified support for our energy-friendly 32-bit EFM32™ Gecko MCUs and 8-bit MCUs; the expansion of our ARM-based Ember® ZigBee® system-on-chip (SoC) family for advanced smart energy and home automation applications; and single-chip digital ultraviolet (UV) index sensors designed to track UV exposure, ambient light and biometrics for smartphones and wearables. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

        During fiscal 2014, 2013 and 2012, we had one customer, Samsung, whose purchases across a variety of product areas represented 12%, 15% and 19% of our revenues, respectively. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 20% and 12% of our revenues during fiscal 2014, 21% and 11% of our revenues during fiscal 2013, and 22% and 11% of our revenues during fiscal 2012, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal 2014, 2013 or 2012.

        The percentage of our revenues derived from outside of the United States was 86% in fiscal 2014, 88% in fiscal 2013 and 88% in fiscal 2012. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

        Provision for Income Taxes.    Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences.

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.0	39.2	40.0

Gross margin	61.0	60.8	60.0
Operating expenses:
Research and development	27.9	27.2	24.5
Selling, general and administrative	24.8	22.5	20.3

Operating expenses	52.7	49.7	44.8

Operating income	8.3	11.1	15.2
Other income (expense):
Interest income	0.2	0.2	0.2
Interest expense	(0.6)	(0.6)	(0.2)
Other income (expense), net	0.0	0.0	0.1

Income before income taxes	7.9	10.7	15.3
Provision for income taxes	1.8	2.1	4.0

Net income	6.1%	8.6%	11.3%

Comparison of Fiscal 2014 to Fiscal 2013

Revenues

	Fiscal Year
				% Change
(in millions)	2014	2013	Change
Broad-based	$317.1	$281.8	$35.3	12.5%
Broadcast	204.3	199.8	4.5	2.2%
Access	99.3	98.5	0.8	0.9%

Revenues	$620.7	$580.1	$40.6	7.0%

        The change in revenues in fiscal 2014 was due primarily to:

  •
  Increased revenues of $35.3 million for our Broad-based ICs, due primarily to market share gains for our MCU, wireless and sensor products, including products acquired from Energy Micro in July 2013. Broad-based revenue growth was offset in part by a decline in revenue for our touch controller ICs due to our exit from this market.

  •
  Increased revenues of $4.5 million for Broadcast, due primarily to an increase in market share for our video ICs and the sale of patents of $7.1 million. The increase in Broadcast revenues was offset by decreased revenues for our audio ICs due to declines in market share.

        Unit volumes of our products increased compared to fiscal 2013 by 5.2%. Average selling prices increased compared to the same period by 0.7%. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Fiscal Year
(in millions)	2014	2013	Change
Gross margin	$378.6	$352.9	$25.7
Percent of revenue	61.0%	60.8%	0.2%

        The increased dollar amount of gross margin in fiscal 2014 was due to increases in gross margin of $25.3 million for our Broad-based products and $2.2 million for our Broadcast products, offset by a decrease in gross margin of $1.9 million for our Access products. Fiscal 2014 includes gross margin from the sale of patents of $7.1 million, which had no associated cost of revenues.

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

Research and Development

	Fiscal Year
				% Change
(in millions)	2014	2013	Change
Research and development	$173.0	$157.8	$15.2	9.6%
Percent of revenue	27.9%	27.2%

        The increase in research and development expense in fiscal 2014 was principally due to increases of (a) $11.0 million for personnel-related expenses, including personnel costs associated with (i) increased headcount, and (ii) the acquisition of Energy Micro, and (b) $2.9 million for the amortization of intangible assets primarily related to our acquisition of Energy Micro. We expect that research and development expense will increase in absolute dollars in the first quarter of 2015, primarily due to costs associated with the acquisition of Bluegiga.

        Recent development projects include digital TV demodulators offering expanded support for emerging and established satellite, terrestrial and cable standards; a new family of PCIe Gen1/2/3 fanout buffers designed for data center applications; next-generation EZRadio and EZRadioPRO wireless ICs offering outstanding power efficiency, wireless range and flexibility; the sixth generation of our high-performance TV tuner ICs addressing global hybrid TV and digital TV markets; a small PCIe-compliant clock generator targeting consumer and embedded applications; sensor development kits to accelerate IoT system design; high-performance automotive tuner ICs designed to enhance AM/FM digital radio performance for car radio systems supporting broadcast standards worldwide; ultra-low-jitter, frequency-flexible clock solutions for high-speed data centers and Internet infrastructure; digital isolators offering high channel count, reliability and data rates for cost-sensitive consumer electronics applications; energy-efficient capacitive sensing MCUs for HMI; a comprehensive software solution designed to simplify the development of wirelessly connected smart meters; a 32-bit hardware and firmware development kit designed to accelerate the design of MFi accessories; a new version of the Simplicity Studio development ecosystem that provides unified support for our energy-friendly 32-bit EFM32 Gecko MCUs and 8-bit MCUs; the expansion of our ARM-based Ember ZigBee SoC family for advanced smart energy and home automation applications; and single-chip digital UV index sensors designed to track UV exposure, ambient light and biometrics for smartphones and wearables.

Selling, General and Administrative

	Fiscal Year
				% Change
(in millions)	2014	2013	Change
Selling, general and administrative	$154.1	$130.8	$23.3	17.9%
Percent of revenue	24.8%	22.5%

        The increase in selling, general and administrative expense in fiscal 2014 was principally due to increases of (a) $11.0 million for adjustments to the fair value of acquisition-related contingent consideration, (b) $7.5 million for legal fees, primarily related to litigation, and (c) $7.5 million for personnel-related expenses, primarily associated with (i) increased headcount, and (ii) the acquisition of Energy Micro. The increase in selling, general and administrative expense in fiscal 2014 was offset in part by acquisition-related costs of $1.5 million in fiscal 2013. We expect that selling, general and administrative expense will decrease in absolute dollars in the first quarter of 2015, primarily due to declines in legal fees related to patent litigation.

Interest Income

        Interest income in fiscal 2014 was $1.0 million compared to $0.9 million in fiscal 2013.

Interest Expense

        Interest expense in fiscal 2014 was $3.2 million compared $3.3 million in fiscal 2013.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2014 was $(0.2) million compared to $0.2 million in fiscal 2013.

Provision for Income Taxes

	Fiscal Year
(in millions)	2014	2013	Change
Provision for income taxes	$11.0	$12.2	$(1.2)
Effective tax rate	22.5%	19.7%

        The effective tax rate for fiscal 2014 increased from fiscal 2013, primarily due to the recognition of the fiscal 2012 federal research and development tax credit in fiscal 2013 due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, as well as a decrease in the foreign tax rate benefit in fiscal 2014. This increase in the effective tax rate was partially offset by the reduction to a valuation allowance recorded in a prior year related to certain state loss and research and development tax credit carryforwards and the release in fiscal 2014 of prior year unrecognized tax benefits due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return. We expect our effective tax rate for fiscal 2015 to decrease, primarily due to an expected increase in the ratio of foreign income to total income resulting from the completion of payments related to an intercompany licensing transaction. This expected decrease in the effective tax rate will be partially offset by the expiration of the federal research and development tax credit on December 31, 2014.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Comparison of Fiscal 2013 to Fiscal 2012

Revenues

	Fiscal Year
				% Change
(in millions)	2013	2012	Change
Broad-based	$281.8	$270.1	$11.7	4.3%
Broadcast	199.8	186.1	13.7	7.4%
Access	98.5	107.1	(8.6)	(8.1)%

Revenues	$580.1	$563.3	$16.8	3.0%

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

        The increased dollar amount of gross margin in fiscal 2013 was due primarily to increases in gross margin of $15.2 million for our Broad-based products and $11.4 million for our Broadcast products, offset by a decrease in gross margin of $11.7 million for our Access products.

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

        The effective tax rate for fiscal 2013 decreased from fiscal 2012, primarily due to the fiscal 2012 tax charge related to the intercompany license of certain technology associated with the acquisition of Ember during fiscal 2012 and the recognition of the fiscal 2012 and fiscal 2013 federal research and development tax credits in fiscal 2013 as a result of the enactment of the American Taxpayer Relief Act of 2012 (the "Act") on January 2, 2013. The decrease in the effective tax rate for fiscal 2013 was partially offset by the release during fiscal 2012 of unrecognized tax benefits that were determined to be effectively settled during fiscal 2012.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, research and development tax credits and other permanent items including changes to the liability for unrecognized tax benefits.

Business Outlook

        We expect revenues in the first quarter of fiscal 2015 to be in the range of $156 to $162 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.08 to $0.14.

Liquidity and Capital Resources

        Our principal sources of liquidity as of January 3, 2015 consisted of $335.2 million in cash, cash equivalents and short-term investments, of which approximately $225.7 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, corporate bonds, commercial paper, variable-rate demand notes, certificates of deposit, asset-backed securities, international government bonds, U.S. government agency and U.S. government bonds.

        Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of January 3, 2015, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Operating Activities

        Net cash provided by operating activities was $137.4 million during fiscal 2014, compared to net cash provided of $120.2 million during fiscal 2013. Operating cash flows during fiscal 2014 reflect our net income of $38.0 million, adjustments of $72.4 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $27.0 million due to changes in our operating assets and liabilities.

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

        Accounts receivable decreased to $70.4 million at January 3, 2015 from $72.1 million at December 28, 2013. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average days sales outstanding (DSO) was 39 days at January 3, 2015 and 44 days at December 28, 2013.

        Inventory increased to $52.6 million at January 3, 2015 from $45.3 million at December 28, 2013. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 73 days at January 3, 2015 and 71 days at December 28, 2013.

Investing Activities

        Net cash used in investing activities was $26.3 million during fiscal 2014, compared to net cash used of $105.9 million during fiscal 2013. The decrease in cash outflows was principally due to a net payment of $86.4 million for the acquisition of Energy Micro during fiscal 2013, offset by a decrease of $6.5 million of net proceeds from sales and maturities of marketable securities. In fiscal 2013, we acquired Energy Micro for approximately $140.6 million. See Note 9, Acquisitions, for additional information.

        Net cash used in investing activities was $105.9 million during fiscal 2013, compared to net cash used of $139.3 million during fiscal 2012. The decrease in cash outflows was principally due to a decrease of $91.6 million for purchases of property and equipment, offset by an increase of $46.1 million for net purchases of marketable securities.

        We anticipate capital expenditures of approximately $14 to $16 million for fiscal 2015. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

        Net cash used in financing activities was $65.2 million during fiscal 2014, compared to net cash used of $23.9 million during fiscal 2013. The increase in cash outflows was principally due to an increase of $45.7 million for repurchases of our common stock. In October 2014, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2015 (and terminated the $35.6 million remaining authorization under the previously announced share repurchase program).

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

        In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of January 3, 2015, the Company was in compliance with all covenants of the Credit Facilities. See Note 11, Debt, to the Consolidated Financial Statements for additional information.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of January 3, 2015 (in thousands):

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations (1)	$87,500	$10,000	$10,000	$67,500	$—	$—	$—
Interest on long-term debt obligations (2)	5,926	2,496	2,241	1,189	—	—	—
Operating lease obligations (3)	22,403	4,463	4,137	3,398	2,517	1,490	6,398
Purchase obligations (4)	38,156	38,156	—	—	—	—	—
Other long-term obligations (5)	21,012	—	8,993	5,054	4,493	2,472	—

(1)
Long-term debt obligations represent the principal due under our Term Loan Facility and include amounts classified as current portion of long-term debt.

(2)
Interest on our long-term debt obligations is based on LIBOR plus an applicable margin. We have entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments and effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate through the maturity date. As of January 3, 2015, the combined interest rate on the Term Loan Facility was 2.514%. The impact of the interest rate swap was factored into the calculation of the future interest payments on our long-term debt obligations.

(3)
Operating lease obligations include amounts for leased facilities.

(4)
Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(5)
Other long-term obligations represent estimated contingent consideration payments due in connection with the acquisition of Energy Micro and software license obligations.

We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $3.9 million for unrecognized tax benefits is not included in the table above. See Note 17, Income Taxes, to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

        As of January 3, 2015, we had no significant off-balance sheet arrangements.

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

        Stock-based compensation—We recognize the fair-value of stock-based compensation transactions in the Consolidated Statements of Income. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance awards is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and employee stock purchase plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 13, Stock-Based Compensation, to the Consolidated Financial Statements for additional information.

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

        We recognize liabilities for uncertain tax positions based on a two-step process. The first step requires us to determine whether the weight of available evidence indicates that the tax position has met the threshold for recognition. Therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently complex and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We re-evaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expirations of statutes of limitation, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Recent Accounting Pronouncements

        In June 2014, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

        In April 2014, the FASB issued FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 expands disclosure requirements about discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The adoption of this ASU is not expected to have a material impact on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of January 3, 2015 and December 28, 2013 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of January 3, 2015 and December 28, 2013 would decrease our annual interest income by approximately $1.0 million and $0.9 million, respectively. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk primarily through assets and liabilities of our subsidiaries denominated in currencies other than the U.S. dollar. Gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in other income (expense), net in the Consolidated Statements of Income. We use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts are recognized in earnings in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability.

Investments in Auction-rate Securities

        In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of January 3, 2015, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 3, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended January 3, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of January 3, 2015, our internal control over financial reporting is effective based on those criteria.

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

Item 10.    Directors, Executive Officers and Corporate Governance

        Set forth below is information regarding the executive officers and directors of Silicon Laboratories as of January 31, 2015.

Name	Age	Position
Navdeep S. Sooch	52	Chairman of the Board
G. Tyson Tuttle	47	Chief Executive Officer and Director
William G. Bock	64	President and Director
John C. Hollister	45	Chief Financial Officer and Senior Vice President
Kurt W. Hoff	57	Senior Vice President of Worldwide Sales
Sandeep Kumar	50	Senior Vice President of Worldwide Operations
David R. Welland	59	Vice President and Director
Alf-Egil Bogen	48	Director
Harvey B. Cash	76	Director
R. Ted Enloe III	76	Director
Jack R. Lazar	49	Director
Laurence G. Walker	66	Director
William P. Wood	59	Director

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

        G. Tyson Tuttle has served as a director and our Chief Executive Officer since April 2012. Mr. Tuttle served as our Chief Operating Officer and Senior Vice President from May 2011 to April 2012. From January 2010 to May 2011, Mr. Tuttle served as our Chief Technical Officer. From May 2005 to December 2009, he was our Vice President and General Manager of Broadcast products including the audio and video product families. Mr. Tuttle joined Silicon Laboratories in 1997 as a senior design engineer. From 1999 to 2005, Mr. Tuttle served in a variety of product management, marketing and business leadership positions. Previously, Mr. Tuttle held senior design engineering positions at Crystal Semiconductor/Cirrus Logic and Broadcom Corporation where he focused on high-speed mixed-signal circuit design for mass storage and Ethernet applications. Mr. Tuttle holds an M.S. in Electrical Engineering from UCLA and a B.S. in Electrical Engineering from Johns Hopkins University. Mr. Tuttle has been granted over 70 patents covering many fundamental semiconductor inventions including key aspects of wireless communications. Mr. Tuttle's intimate knowledge of our company and the industry and his service as our Chief Executive Officer qualify him to serve as a member of our Board of Directors.

        William G. Bock has served as our President since June 2013. He served Silicon Laboratories as Interim Chief Financial Officer and Senior Vice President from February 2013 until June 2013. He served as Chief Financial Officer from November 2006 to July 2011 and Senior Vice President of Finance and Administration from July 2011 through December 2011. He joined Silicon Laboratories as a director in March 2000, and served as Chairman of the audit committee until November 2006 when he stepped down from the Board of Directors to assume the CFO role. Mr. Bock rejoined Silicon Laboratories' Board of Directors in July of 2011. From 2001 to 2006, Mr. Bock participated in the venture capital industry, principally as a partner with CenterPoint Ventures. Before his venture career, Mr. Bock held senior executive positions with three venture-backed companies, Dazel Corporation, Tivoli Systems and Convex Computer Corporation. Mr. Bock began his career with Texas Instruments. He also serves on the Board of Directors of Borderfree and is Chair of the Audit Committee. Mr. Bock currently serves on the Board of Directors of Entropic Communications and as a member of the Audit Committee. Mr. Bock holds a B.S. in Computer Science from Iowa State University and an M.S. in Industrial Administration from Carnegie Mellon University. Mr. Bock's extensive financial and executive experience and his in-depth knowledge of Silicon Laboratories qualify him to serve as a member of our Board of Directors.

        John C. Hollister has served Silicon Laboratories as our Chief Financial Officer since June 2013. Prior to this role, Mr. Hollister was our Vice President, Business Development since April 2012, and also served as our Chief Information Officer since November 2012. Mr. Hollister served as our Vice President, Manufacturing and Asia Operations from November 2009 to April 2012. From April 2007 to October 2009, he was Managing Director, Asia Operations. Mr. Hollister joined Silicon Laboratories in 2004 and held financial management positions until April 2007. Prior to joining Silicon Laboratories, Mr. Hollister's experience included Vice President of Finance at Cicada Semiconductor as well as various finance positions at Cirrus Logic, Veritas DGC, 3-D Geophysical and PricewaterhouseCoopers LLP. Mr. Hollister is a Certified Public Accountant and has a master's degree in Accounting and a bachelor's degree in Business Administration from the University of Texas at Austin.

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

        Dr. Sandeep Kumar has served as Senior Vice President of Worldwide Operations since July 2013. He previously served as Vice President of Operations Engineering from September 2009 to July 2013. He joined Silicon Laboratories in July 2006 as Engineering Director. Prior to joining Silicon Laboratories, Dr. Kumar managed global test engineering teams and was responsible for worldwide product and test engineering for the storage business at Agere Systems, Lucent technologies and AT&T Bell Labs. Dr. Kumar has a bachelor's degree in Electrical Engineering from the Indian Institute of Technology in Bombay, a M.S. in Electrical Engineering from the University of Evansville in Indiana and a Ph.D. in Electrical Engineering from Lehigh University.

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

        Jack R. Lazar has served as a director of Silicon Laboratories since April 2013. Mr. Lazar is currently the Chief Financial Officer of GoPro, a leading provider of wearable and mountable camera products and accessories. From January 2013 to January 2014, he was an independent business and financial consultant. Mr. Lazar was previously employed by Qualcomm and served as Senior Vice President, Corporate Development and General Manager of Qualcomm Atheros from 2011 to 2013. Prior to the acquisition of Atheros Communications by Qualcomm in 2011, Mr. Lazar served as Senior Vice President of Corporate Development, Chief Financial Officer and Secretary of Atheros from 2010 to 2011. Atheros Communications was a publicly traded provider of communications semiconductor solutions. From 2003 to 2010 Mr. Lazar held the positions including Vice President, Corporate Development, Chief Financial Officer and Secretary. Previously, from 2002 to 2003, Mr. Lazar was an independent business and financial consultant. From 1999 to 2002, Mr. Lazar served in a variety of positions at NetRatings, a publicly traded Internet audience measurement and analysis company (acquired by The Nielsen Company in 2007), most recently as Executive Vice President of Corporate

Development, Chief Financial Officer and Secretary. Prior to joining NetRatings, Mr. Lazar held a variety of executive and management positions at Apptitude, Inc., Electronics for Imaging and Price Waterhouse from 1987 to 1999. Mr. Lazar currently serves on the Board of Directors and as Chairman of the audit committee of TubeMogul, a publicly traded enterprise software company for digital branding. Mr. Lazar is a Certified Public Accountant and holds a B.S. in Commerce with an emphasis in Accounting from Santa Clara University. Mr. Lazar's combination of independence and his experience, including past experience as an executive officer, qualifies him to serve as a member of our Board of Directors.

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

(b)
Exhibits

Exhibit Number
2.1	*	Share Purchase Agreement, dated June 6, 2013, by and between Silicon Laboratories International Pte. Ltd. and Energy AS and Silicon Laboratories Inc. (filed as Exhibit 2.1 to the Form 8-K filed on June 7, 2013).

2.2	*	Sale and Purchase Agreement dated January 30, 2015, by and between Silicon Laboratories International Pte. Ltd. and the holders of shares, options and capital loans in Bluegiga Technologies Oy (filed as Exhibit 2.1 to the Form 8-K filed on February 4, 2015).

3.1	*	Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).

3.2	*	Second Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2	*	Credit Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Bank of America, N.A., Wells Fargo Bank, National Association, and Regions Bank (filed as Exhibit 10.1 to the Form 8-K filed August 1, 2012).

10.3	*	Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as "Obligors" (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

10.4	*	Silicon Laboratories Inc. 2009 Stock Incentive Plan, as amended and restated on April 15, 2014 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.5	*	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 15, 2014 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.6	*	Form of Restricted Stock Units Grant Notice and Global Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.7	*	Form of Market Stock Units Grant Notice and Global Market Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.8	*	Form of Stock Option Grant Notice and Global Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.9	*	Silicon Laboratories Inc. 2015 Bonus Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 30, 2015).

Exhibit Number
21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page to this Form 10-K).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Incorporated herein by reference to the indicated filing.

+
Management contract or compensatory plan or arrangement

SCHEDULE II

SILICON LABORATORIES INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions
Valuation Allowance for Deferred Tax Assets	Balance at Beginning of Period	Charged to Expenses	Charged to Goodwill	Deductions	Balance at End of Period
			(in thousands)
Year ended January 3, 2015	$3,775	$—	$—	$(320)	$3,455
Year ended December 28, 2013	$2,114	$2,335	$—	$(674)	$3,775
Year ended December 29, 2012	$—	$—	$2,114	$—	$2,114

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 6, 2015.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	February 6, 2015
/s/ G. TYSON TUTTLE G. Tyson Tuttle	Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2015
/s/ WILLIAM G. BOCK William G. Bock	President and Director	February 6, 2015
/s/ JOHN C. HOLLISTER John C. Hollister	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 6, 2015

Name	Title	Date

/s/ DAVID R. WELLAND David R. Welland	Vice President and Director	February 6, 2015
/s/ ALF-EGIL BOGEN Alf-Egil Bogen	Director	February 6, 2015
/s/ HARVEY B. CASH Harvey B. Cash	Director	February 6, 2015
/s/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	February 6, 2015
/s/ JACK R. LAZAR Jack R. Lazar	Director	February 6, 2015
Laurence G. Walker	Director	February 6, 2015
/s/ WILLIAM P. WOOD William P. Wood	Director	February 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited Silicon Laboratories Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Silicon Laboratories Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 2015 of Silicon Laboratories Inc. and our report dated February 6, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of January 3, 2015 and December 28, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at January 3, 2015 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Laboratories Inc.'s internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 6, 2015

Silicon Laboratories Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 3, 2015	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$141,706	$95,800
Short-term investments	193,489	179,593
Accounts receivable, net of allowances for doubtful accounts of $786 at January 3, 2015 and $797 at December 28, 2013	70,367	72,124
Inventories	52,631	45,271
Deferred income taxes	21,173	18,878
Prepaid expenses and other current assets	49,171	47,651

Total current assets	528,537	459,317
Long-term investments	7,419	10,632
Property and equipment, net	132,820	132,445
Goodwill	228,781	228,781
Other intangible assets, net	115,021	131,593
Other assets, net	29,983	28,382

Total assets	$1,042,561	$991,150

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,922	$22,126
Current portion of long-term debt	10,000	7,500
Accrued expenses	73,646	45,975
Deferred income on shipments to distributors	38,662	30,853
Income taxes	2,084	2,693

Total current liabilities	163,314	109,147
Long-term debt	77,500	87,500
Other non-current liabilities	43,691	55,941

Total liabilities	284,505	252,588
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 42,225 and 42,779 shares issued and outstanding at January 3, 2015 and December 28, 2013, respectively	4	4
Additional paid-in capital	29,501	48,630
Retained earnings	728,633	690,612
Accumulated other comprehensive loss	(82)	(684)

Total stockholders' equity	758,056	738,562

Total liabilities and stockholders' equity	$1,042,561	$991,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Revenues	$620,704	$580,087	$563,294
Cost of revenues	242,153	227,183	225,277

Gross margin	378,551	352,904	338,017
Operating expenses:
Research and development	172,985	157,799	137,952
Selling, general and administrative	154,145	130,795	114,390

Operating expenses	327,130	288,594	252,342

Operating income	51,421	64,310	85,675
Other income (expense):
Interest income	1,007	853	1,338
Interest expense	(3,154)	(3,293)	(1,149)
Other income (expense), net	(234)	157	484

Income before income taxes	49,040	62,027	86,348
Provision for income taxes	11,019	12,208	22,800

Net income	$38,021	$49,819	$63,548

Earnings per share:
Basic	$0.88	$1.17	$1.51
Diluted	$0.87	$1.14	$1.47
Weighted-average common shares outstanding:
Basic	42,970	42,715	42,136
Diluted	43,793	43,537	43,106

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net income	$38,021	$49,819	$63,548
Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	1,107	(535)	1,000
Reclassification for gains included in net income	—	(232)	—
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(799)	611	(956)
Reclassification for losses included in net income	618	560	2,295

Other comprehensive income, before tax	926	404	2,339
Provision for income taxes	324	142	818

Other comprehensive income	602	262	1,521

Comprehensive income	$38,623	$50,081	$65,069

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
Balance as of December 31, 2011	42,068	$4	$14,749	$586,653	$(2,467)	$598,939
Net income	—	—	—	63,548	—	63,548
Other comprehensive income	—	—	—	—	1,521	1,521
Stock issuances under employee plans, net of shares withheld for taxes	1,560	—	15,148	—	—	15,148
Income tax benefit (shortfall) from stock-based awards	—	—	1,675	—	—	1,675
Repurchases of common stock	(1,749)	—	(52,611)	(9,408)	—	(62,019)
Stock-based compensation	—	—	31,161	—	—	31,161

Balance as of December 29, 2012	41,879	4	10,122	640,793	(946)	649,973
Net income	—	—	—	49,819	—	49,819
Other comprehensive income	—	—	—	—	262	262
Stock issuances under employee plans, net of shares withheld for taxes	1,057	—	15,301	—	—	15,301
Income tax benefit (shortfall) from stock-based awards	—	—	(772)	—	—	(772)
Repurchases of common stock	(661)	—	(26,022)	—	—	(26,022)
Stock-based compensation	—	—	30,753	—	—	30,753
Stock issued in business combination	504	—	19,248	—	—	19,248

Balance as of December 28, 2013	42,779	4	48,630	690,612	(684)	738,562
Net income	—	—	—	38,021	—	38,021
Other comprehensive income	—	—	—	—	602	602
Stock issuances under employee plans, net of shares withheld for taxes	1,124	—	13,320	—	—	13,320
Income tax benefit (shortfall) from stock-based awards	—	—	120	—	—	120
Repurchases of common stock	(1,678)	—	(71,676)	—	—	(71,676)
Stock-based compensation	—	—	39,107	—	—	39,107

Balance as of January 3, 2015	42,225	$4	$29,501	$728,633	$(82)	$758,056

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Operating Activities
Net income	$38,021	$49,819	$63,548
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	12,561	13,491	13,621
Net gain on the purchase of property and equipment	—	—	(8,457)
Amortization of other intangible assets and other assets	17,923	15,911	14,154
Impairment of long-lived assets	—	—	708
Stock-based compensation expense	39,067	30,800	31,176
Income tax benefit (shortfall) from stock-based awards	489	(606)	1,827
Excess income tax benefit from stock-based awards	(632)	(290)	(1,294)
Deferred income taxes	3,054	3,319	4,725
Changes in operating assets and liabilities:
Accounts receivable	1,757	8,972	(20,743)
Inventories	(7,170)	5,588	(13,056)
Prepaid expenses and other assets	9,332	(2,514)	10,629
Accounts payable	11,475	(3,979)	7,217
Accrued expenses	27,671	463	3,247
Deferred income on shipments to distributors	7,809	(2,381)	4,623
Income taxes	(3,371)	5,189	(7,816)
Other non-current liabilities	(20,543)	(3,632)	(7,059)

Net cash provided by operating activities	137,443	120,150	97,050
Investing Activities
Purchases of available-for-sale investments	(166,094)	(213,883)	(192,450)
Proceeds from sales and maturities of available-for-sale investments	156,520	210,824	235,517
Purchases of property and equipment	(11,225)	(10,472)	(102,043)
Purchases of other assets	(5,514)	(5,939)	(8,508)
Acquisitions of businesses, net of cash acquired	—	(86,441)	(71,852)

Net cash used in investing activities	(26,313)	(105,911)	(139,336)
Financing Activities
Proceeds from issuance of common stock, net of shares withheld for taxes	13,320	15,301	15,148
Excess income tax benefit from stock-based awards	632	290	1,294
Repurchases of common stock	(71,676)	(26,022)	(62,019)
Proceeds from issuance of long-term debt, net	—	—	98,325
Payments on debt	(7,500)	(13,434)	—

Net cash provided by (used in) financing activities	(65,224)	(23,865)	52,748
Increase (decrease) in cash and cash equivalents	45,906	(9,626)	10,462
Cash and cash equivalents at beginning of period	95,800	105,426	94,964

Cash and cash equivalents at end of period	$141,706	$95,800	$105,426

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,950	$2,925	$677

Income taxes paid	$11,587	$3,838	$23,564

Supplemental Disclosure of Non-Cash Activity:
Stock issued in business combination	$—	$19,248	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2014 had 53 weeks with the extra week occurring in the fourth quarter of the year and ended on January 3, 2015. Fiscal 2013 and 2012 were 52-week years and ended on December 28, 2013 and December 29, 2012, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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
January 3, 2015 (Continued)

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

Derivative Financial Instruments

        The Company uses derivative financial instruments to manage certain exposures to the variability of interest rates and foreign currency exchange rates. The Company's objective is to offset increases and decreases in expenses resulting from these exposures with gains and losses on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative or trading purposes. The Company recognizes derivatives, on a gross basis, in the Consolidated Balance Sheet at fair value. Cash flows from derivatives are classified according to the nature of the cash receipt or payment in the Consolidated Statement of Cash Flows.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

2. Significant Accounting Policies (Continued)

        The Company uses interest rate swap agreements to manage exposure to interest rate risks. The swap agreements are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps is recorded in accumulated other comprehensive loss as a separate component of stockholders' equity and is subsequently recognized as interest expense in the Consolidated Statement of Income when the hedged exposure affects earnings.

        The Company uses foreign currency forward contracts to manage exposure to foreign exchange risk. These instruments are used to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes gains and losses on the foreign currency forward contracts in other income (expense), net in the Consolidated Statement of Income in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability. The Company does not apply hedge accounting to its foreign currency derivative instruments.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

2. Significant Accounting Policies (Continued)

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

Revenue Recognition

        Revenues are generated predominately by sales of the Company's ICs. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, revenue from product sales to direct customers and contract manufacturers is recognized upon shipment.

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

        A small portion of the Company's revenues is derived from the sale of patents. The above revenue recognition criteria for patent sales are generally met upon the execution of the patent sale agreement.

Shipping and Handling

        Shipping and handling costs are classified as a component of cost of revenues in the Consolidated Statements of Income.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

2. Significant Accounting Policies (Continued)

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

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.7 million, $2.0 million and $1.7 million in fiscal 2014, 2013 and 2012, respectively.

Income Taxes

        The Company accounts for income taxes using the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax laws and related rates that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company's Consolidated Balance Sheet. The Company then assesses the likelihood that the deferred tax assets will be realized. A valuation allowance is established against deferred tax assets to the extent the Company believes that it is more likely than not that the deferred tax assets will not be realized, taking into consideration the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

        Uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. See Note 17, Income Taxes, for additional information.

Recent Accounting Pronouncements

        In June 2014, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

2. Significant Accounting Policies (Continued)

relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

        In April 2014, the FASB issued FASB ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update require a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 expands disclosure requirements about discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The adoption of this ASU is not expected to have a material impact on the Company's financial statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

3. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net income	$38,021	$49,819	$63,548

Shares used in computing basic earnings per share	42,970	42,715	42,136
Effect of dilutive securities:
Stock options and other stock-based awards	823	822	970

Shares used in computing diluted earnings per share	43,793	43,537	43,106

Earnings per share:
Basic	$0.88	$1.17	$1.51
Diluted	$0.87	$1.14	$1.47

        For fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, approximately 0.1 million, 0.4 million and 0.5 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

4. Cash, Cash Equivalents and Investments

        The Company's cash equivalents and short-term investments as of January 3, 2015 consisted of municipal bonds, money market funds, corporate bonds, commercial paper, variable-rate demand notes, certificates of deposit, asset-backed securities, international government bonds, U.S. government agency and U.S. government bonds. The Company's long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company's auction-rate securities failed because sell orders exceeded buy orders. As of January 3, 2015, the Company held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $6.0 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of January 3, 2015, $6.0 million of the auction-rate securities had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2033 to 2046 at January 3, 2015. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

        The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of January 3, 2015.

        The Company's cash, cash equivalents and investments consisted of the following (in thousands):

	January 3, 2015
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$52,144	$—	$—	$52,144
Available-for-sale securities:
Money market funds	71,415	—	—	71,415
Certificates of deposit	7,739	—	—	7,739
Commercial paper	5,348	—	—	5,348
Municipal bonds	1,756	—	1	1,757
U.S. government agency	1,202	—	—	1,202
Corporate bonds	1,101	—	—	1,101
U.S. government bonds	1,000	—	—	1,000

Total available-for-sale securities	89,561	—	1	89,562

Total cash and cash equivalents	$141,705	$—	$1	$141,706

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$129,005	$(25)	$172	$129,152
Corporate bonds	33,043	(35)	25	33,033
Variable-rate demand notes	12,915	—	—	12,915
Commercial paper	8,995	—	—	8,995
Asset-backed securities	5,380	(3)	—	5,377
International government bonds	2,526	(10)	—	2,516
U.S. government bonds	650	—	—	650
U.S. government agency	601	—	—	601
Certificates of deposit	250	—	—	250

Total short-term investments	$193,365	$(73)	$197	$193,489

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$8,000	$(581)	$—	$7,419

Total long-term investments	$8,000	$(581)	$—	$7,419

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

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

        The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of January 3, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$23,735	$(25)	$—	$—	$23,735	$(25)
Corporate bonds	20,327	(35)	—	—	20,327	(35)
Auction rate securities	—	—	7,419	(581)	7,419	(581)
Asset-backed securities	5,080	(3)	—	—	5,080	(3)
International government bond	2,516	(10)	—	—	2,516	(10)

	$51,658	$(73)	$7,419	$(581)	$59,077	$(654)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

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

        The gross unrealized losses as of January 3, 2015 and December 28, 2013 were due primarily to the illiquidity of the Company's auction-rate securities and, to a lesser extent, to changes in market interest rates.

        The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at January 3, 2015 (in thousands):

	Cost	Fair Value
Due in one year or less	$208,047	$208,166
Due after one year through ten years	62,464	62,470
Due after ten years	20,415	19,834

	$290,926	$290,470

5. Derivative Financial Instruments

        The Company uses derivative financial instruments to manage certain exposures to the variability of interest rates and foreign currency exchange rates. The Company's objective is to offset increases and decreases in expenses resulting from these exposures with gains and losses on the derivative contracts, thereby reducing volatility of earnings.

Interest Rate Swaps

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

        The Company estimates the fair values of interest rate swaps based on quoted prices and market observable data of similar instruments. If the Term Loan Facility or the interest rate swap agreement is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

5. Derivative Financial Instruments (Continued)

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

        The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of January 3, 2015, no portion of the gains or losses from the Company's hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

        The Company's derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	January 3, 2015	December 28, 2013
Interest rate swap	Other assets, net	$331	$513

        The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Year Ended			Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012		January 3, 2015	December 28, 2013	December 29, 2012
Interest rate swaps	$(799)	$611	$(956)	Rent expense	$—	$—	$(2,197)
				Interest expense	(618)	(560)	(98)

        The Company expects to reclassify $0.4 million of its interest rate swap losses included in accumulated other comprehensive loss as of January 3, 2015 into earnings in the next 12 months, which would be offset by lower interest payments.

Foreign Currency Forward Contracts

        The Company uses foreign currency forward contracts to manage exposure to foreign exchange risk. As of January 3, 2015, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $7.7 million. The fair value of the contract was not material as of January 3, 2015. The contract has a maturity date of April 1, 2015 and it was not designated as a hedging instrument. The Company held no foreign currency forward contracts prior to fiscal 2014.

        The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

Gain Recognized in Income	Year Ended January 3, 2015	Location
Foreign currency forward contracts	$1,075	Other income (expense), net

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

6. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at January 3, 2015 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$71,415	$—	$—	$71,415
Certificates of deposit	—	7,739	—	7,739
Commercial paper	—	5,348	—	5,348
Municipal bonds	—	1,757	—	1,757
U.S. government agency	—	1,202	—	1,202
Corporate bonds	—	1,101	—	1,101
U.S. government bonds	1,000	—	—	1,000

Total cash equivalents	$72,415	$17,147	$—	$89,562
Short-term Investments:
Municipal bonds	$—	$129,152	$—	$129,152
Corporate bonds	—	33,033	—	33,033
Variable-rate demand notes	—	12,915	—	12,915
Commercial paper	—	8,995	—	8,995
Asset-backed securities	—	5,377	—	5,377
International government bonds	—	2,516	—	2,516
U.S. government bond	650	—	—	650
U.S. government agency	—	601	—	601
Certificates of deposit	—	250	—	250

Total short-term investments	$650	$192,839	$—	$193,489
Long-term Investments:
Auction rate securities	$—	$—	$7,419	$7,419

Total long-term investments	$—	$—	$7,419	$7,419
Other assets, net:
Derivative instruments	$—	$331	$—	$331

Total	$—	$331	$—	$331

Total	$73,065	$210,317	$7,419	$290,801

Liabilities:
Accrued expenses:
Contingent consideration	$—	$—	$4,288	$4,288
Other non-current liabilities:
Contingent consideration	$—	$—	$14,150	$14,150

Total	$—	$—	$18,438	$18,438

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

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

        The Company's cash equivalents and short-term investments that are classified as Level 1 are valued using quoted prices and other relevant information generated by market transactions involving identical assets. Cash equivalents and short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Investments classified as Level 3 are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company's inability to liquidate the securities. The Company's derivative instruments are valued using discounted cash flow models. The assumptions used in preparing the valuation models include quoted interest swap rates, foreign

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

6. Fair Value of Financial Instruments (Continued)

exchange rates, forward and spot prices for currencies, and market observable data of similar instruments.

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

        The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at January 3, 2015 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$7,419	Discounted cash flow	Estimated yield	1.04%
		Expected holding period	10 years
		Estimated discount rate	3.23%

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

Contingent consideration

Fair Value at January 3, 2015 (000s)	Valuation Technique	Unobservable Input	Range
$18,438	Monte Carlo simulation	Expected revenue growth rate	35.6% - 69.1%
		Expected revenue volatility	20.0%
		Expected term	0.0 years - 4.0 years
		Estimated discount rate	0.1% - 1.7%

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

6. Fair Value of Financial Instruments (Continued)

        The Company has followed an established internal control procedure used in valuing contingent consideration. The valuation of contingent consideration for the Energy Micro acquisition is based on the Company's revenue data for fiscal 2014 and a Monte Carlo simulation model for fiscal 2015 to 2018. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company's sales, marketing and finance departments.

        Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value.

        The following summarizes the activity in Level 3 financial instruments for the years ended January 3, 2015 and December 28, 2013 (in thousands):

Assets

	Year Ended
Auction Rate Securities	January 3, 2015	December 28, 2013
Beginning balance	$10,632	$11,369
Settlements	(4,425)	(100)
Gain (loss) included in other comprehensive income	1,212	(637)

Ending balance	$7,419	$10,632

Liabilities

	Year Ended
Contingent Consideration (1)	January 3, 2015	December 28, 2013
Beginning balance	$12,919	$2,750
Issues	—	13,964
(Gain) loss recognized in earnings (2)	5,519	(3,795)

Ending balance	$18,438	$12,919

Net gain (loss) for the period included in earnings attributable to contingent consideration held at the end of the period:	$(5,519)	$1,045

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

(2)
Changes to the estimated fair value of contingent consideration were primarily due to revisions to the Company's expectations of earn-out achievement.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

6. Fair Value of Financial Instruments (Continued)

Fair values of other financial instruments

        The Company's Term Loan Facility bears interest at LIBOR plus an applicable margin. The Term Loan Facility is recorded at cost, but is measured at fair value for disclosure purposes. Fair value is estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of January 3, 2015 and December 28, 2013, the fair value of the Company's debt was approximately $87.4 million and $94.8 million, respectively.

        The Company's other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

7. Balance Sheet Details

        The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Inventories

	January 3, 2015	December 28, 2013
Work in progress	$40,640	$34,503
Finished goods	11,991	10,768

	$52,631	$45,271

Prepaid Expenses and Other Current Assets

	January 3, 2015	December 28, 2013
Distributor advances	$32,932	$31,839
Other	16,239	15,812

	$49,171	$47,651

Property and Equipment

	January 3, 2015	December 28, 2013
Buildings and improvements	$94,453	$94,221
Equipment	51,654	51,071
Computers and purchased software	27,282	25,556
Leasehold interest in ground leases	23,840	23,840
Furniture and fixtures	4,008	3,496
Leasehold improvements	8,901	7,784

	210,138	205,968
Accumulated depreciation	(77,318)	(73,523)

	$132,820	$132,445

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

7. Balance Sheet Details (Continued)

Accrued Expenses

	January 3, 2015	December 28, 2013
Accrued compensation and benefits	$28,443	$24,896
Acquisition-related holdback	20,010	—
Other	25,193	21,079

	$73,646	$45,975

Other Non-current Liabilities

	January 3, 2015	December 28, 2013
Contingent consideration	$14,150	$12,919
Acquisition-related holdback	—	20,010
Other	29,541	23,012

	$43,691	$55,941

8. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. The Company places its cash equivalents and investments primarily in municipal bonds, money market funds, corporate bonds, commercial paper, variable-rate demand notes, certificates of deposit, auction-rate securities, asset-backed securities, international government bonds, U.S. government agency and U.S. government bonds. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consisted of the following:

	January 3, 2015	December 28, 2013
Edom Technology	25%	26%
Arrow Electronics	11%	10%
Avnet	11%	**

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

8. Risks and Uncertainties (Continued)

        As a result of its use of derivative instruments, the Company is exposed to the risk that its counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy to enter into contracts with only selected major financial institutions. The Company periodically reviews and re-assesses the creditworthiness of such counterparties based on a variety of factors.

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

Suppliers

        A significant portion of the Company's products are fabricated by Taiwan Semiconductor Manufacturing Co. (TSMC) or TSMC's affiliates and Semiconductor Manufacturing International Corporation (SMIC). The inability of TSMC or SMIC to deliver wafers to the Company on a timely basis could impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company's contract manufacturers

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

8. Risks and Uncertainties (Continued)

accounted for greater than 10% of revenue during fiscal 2014, 2013 or 2012. The Company's end customers and distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
End Customers
Samsung*	12%	15%	19%
Distributors
Edom Technology	20%	21%	22%
Avnet	12%	11%	11%

*
Samsung's purchases were across a variety of product areas.

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

        The Company acquired Energy Micro for approximately $140.6 million, including: 1) Initial consideration of $107.4 million; 2) Deferred consideration in the form of a promissory note with an estimated fair value of $19.2 million at the date of acquisition (the promissory note was subsequently exchanged for approximately 0.5 million shares of the Company's restricted stock after a mandatory two-month creditor notice.); and 3) Contingent consideration (the "Earn-Out") with an estimated fair value of $14.0 million at the date of acquisition. The Earn-Out is payable up to approximately $33.3 million based on the extent to which the annual revenue growth rate from certain Energy Micro and Silicon Laboratories products (the "Earn-Out Products") exceeds 25% per year, over a five-year period from fiscal 2014 through 2018 (the "Earn-Out Period"). The Earn-Out is payable on an annual basis and in no event shall exceed $6,666,666 per year, unless revenue from the Earn-Out Products exceeds $400 million in a single fiscal year during the Earn-Out Period (in which case, the entire Earn-Out amount less any amounts previously paid will become payable). Approximately $20.3 million of the initial consideration was withheld by the Company as security for breaches of representations and warranties and certain other expressly enumerated matters. The holdback obligation was recorded in other non-current liabilities in the Consolidated Balance Sheet.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

9. Acquisitions (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

9. Acquisitions (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

9. Acquisitions (Continued)

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

        The purchase of the facilities resulted in a net gain of approximately $8.5 million, which was recorded in selling, general and administrative expenses in the Consolidated Statement of Income in fiscal 2012. The gain resulted primarily because the assets acquired and liabilities assumed were recorded at their fair values as of the date of the acquisition, which was substantially higher than the purchase prices of the facilities. The purchase prices were fixed at the beginning of the two leases in March 2006 and March 2008. While market prices for such facilities increased over the terms of the leases, the purchase prices remained the same.

10. Goodwill and Other Intangible Assets

Goodwill

        The following summarizes the activity in goodwill for the years ended January 3, 2015 and December 28, 2013 (in thousands):

	Year Ended
	January 3, 2015	December 28, 2013
Beginning balance	$228,781	$130,265
Additions due to business combinations	—	98,516

Ending balance	$228,781	$228,781

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

10. Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

        The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

		January 3, 2015		December 28, 2013
	Weighted-Average Amortization Period (Years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Subject to amortization:
Core and developed technology	9	$148,891	$(47,894)	$138,340	$(41,782)
Customer relationships	9	14,500	(4,003)	14,500	(2,330)
Patents	6	3,000	(1,250)	3,000	(750)
Trademarks	10	2,210	(433)	2,210	(195)

	9	168,601	(53,580)	158,050	(45,057)
Not subject to amortization:
In-process research and development	Not amortized	—	—	18,600	—

Total intangible assets		$168,601	$(53,580)	$176,650	$(45,057)

        Gross intangible assets decreased in fiscal 2014 primarily due to the removal of $9.4 million of fully amortized assets.

        Amortization expense related to intangible assets for fiscal 2014, 2013 and 2012 was $17.9 million, $14.6 million and $10.7 million, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2015	$19,331
2016	18,682
2017	17,715
2018	16,690
2019	14,251

11. Debt

        On July 31, 2012, the Company and certain of its domestic subsidiaries (the "Guarantors") entered into a $230 million five-year Credit Agreement (the "Agreement"). The Agreement consists of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility (collectively, the "Credit Facilities").

        The Term Loan Facility provides for quarterly principal amortization (equal to 5% of the principal in each of the first two years and 10% of the principal in each of the next three years) with the remaining balance payable upon the maturity date. The Revolving Credit Facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company has an option to

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

11. Debt (Continued)

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

        In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of January 3, 2015, the Company was in compliance with all covenants of the Credit Facilities.

        As of January 3, 2015, the remaining contractual maturities of the Term Loan Facility were as follows (in thousands):

Fiscal Year
2015	$10,000
2016	10,000
2017	67,500

Total	$87,500

Interest Rate Swap Agreement

        In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of January 3, 2015, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 5, Derivative Financial Instruments, for additional information.

12. Stockholders' Equity

Common Stock

        The Company issued 1.1 million shares of common stock during fiscal 2014.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

12. Stockholders' Equity (Continued)

Share Repurchase Programs

        The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
October 2014	December 2015	$100,000
January 2014	January 2015	$100,000
January 2013	January 2014	$50,000
April 2012	January 2013	$100,000
October 2011	April 2012	$50,000

        These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 1.7 million shares, 0.7 million shares and 1.7 million shares of its common stock for $71.7 million, $26.0 million and $62.0 million during fiscal 2014, 2013 and 2012, respectively. These shares were retired upon repurchase.

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available- For-Sale Securities	Total
Balance at December 31, 2011	$(1,299)	$(1,168)	$(2,467)
Other comprehensive income (loss) before reclassifications	(621)	650	29
Amount reclassified from accumulated other comprehensive loss	1,492	—	1,492

Net change for the period	871	650	1,521

Balance at December 29, 2012	(428)	(518)	(946)
Other comprehensive income (loss) before reclassifications	397	(348)	49
Amount reclassified from accumulated other comprehensive loss	364	(151)	213

Net change for the period	761	(499)	262

Balance at December 28, 2013	333	(1,017)	(684)
Other comprehensive income (loss) before reclassifications	(520)	720	200
Amount reclassified from accumulated other comprehensive loss	402	—	402

Net change for the period	(118)	720	602

Balance at January 3, 2015	$215	$(297)	$(82)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

12. Stockholders' Equity (Continued)

Reclassifications From Accumulated Other Comprehensive Loss

	Year ended
Reclassification (in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Losses on cash flow hedges to:
Rent expense	$—	$—	$(2,295)
Interest expense	(618)	(560)	—
Gains on available-for-sales securities to:
Interest income	—	232	—

	(618)	(328)	(2,295)
Income tax benefit	216	115	803

Total reclassifications	$(402)	$(213)	$(1,492)

Income Tax Allocated to the Components of Other Comprehensive Income

        The income tax effects of the components of other comprehensive income were as follows (in thousands):

	Year ended
Income tax (expense) benefit on:	January 3, 2015	December 28, 2013	December 29, 2012
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	$(387)	$187	$(350)
Reclassification for gains included in net income	—	81	—
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	279	(214)	335
Reclassification for losses included in net income	(216)	(196)	(803)

Other comprehensive income	$(324)	$(142)	$(818)

13. Stock-Based Compensation

        In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the "2009 Plan") and the 2009 Employee Stock Purchase Plan (the "2009 Purchase Plan"). On April 15, 2014, the stockholders of the Company approved amendments to both the 2009 Plan and the 2009 Purchase Plan. The amendments authorized additional shares of common stock for issuance, to comply with changes in applicable law, improve the Company's corporate governance and to implement other best practices. The amended plans are currently effective.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

13. Stock-Based Compensation (Continued)

2009 Stock Incentive Plan

        Under the 2009 Plan, the following may be granted: stock options, stock appreciation rights, performance shares, performance stock units, restricted stock units (RSUs), restricted stock awards (RSAs), performance-based awards and other awards (collectively, all such grants are referred to as "awards"). The amendment of the shares of common stock reserved for issuance in the 2009 Plan created two share pools—Prior Pool and New Pool. Awards of stock options and stock appreciation rights each deduct one share from the 2009 Plan shares available for issuance for each share granted, and full value awards (awards other than for which the participant is required to pay at least the fair market value of the underlying shares on the date of grant) deduct 1.55 shares from the 2009 Plan shares available for issuance for each share granted under the Prior Pool. Awards of stock options, stock appreciation rights, and full value awards each deduct one (1) share from the 2009 Plan shares available for issuance for each share granted under the New Pool. Awards granted under the 2009 Plan generally contain vesting provisions ranging from three to four years. The exercise price of stock options offered under the 2009 Plan may not be less than 100% of the fair market value of a share of our common stock on the date of grant. To the extent awards granted under the 2009 Plan terminate, expire or lapse for any reason, or are settled in cash, shares subject to such awards will again be available for grant.

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

Stock Grants and Modifications

        The Company granted to its employees 0.8 million, 1.1 million and 0.8 million shares of full value awards and no stock options from the 2009 Plan during fiscal 2014, 2013 and 2012, respectively.

        The Company recorded $1.9 million in selling, general and administrative expense during fiscal 2012 in connection with modifications to certain stock awards. The Company accelerated the vesting of certain RSUs and Market Stock Units (MSUs) and extended the exercise period of stock options pursuant to a separation agreement between the Company and its former Chief Executive Officer (CEO). There were no other significant modifications made to any stock grants during fiscal 2014, 2013 or 2012.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

13. Stock-Based Compensation (Continued)

        Included in the full value awards granted under the 2009 Plan in fiscal 2014, 2013 and 2012 were a total of 76 thousand, 132 thousand and 110 thousand market-based stock awards, respectively. The awards, also known as MSUs, provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. The performance criteria of the MSUs measure the difference between the total stockholders' return of the Company against that of the Philadelphia Semiconductor Sector Total Return Index.

2009 Employee Stock Purchase Plan

        The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (the "423(b) Plan"), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the "Non-423(b) Plan"). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company's common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2014, 2013 and 2012, the Company issued 204 thousand, 190 thousand and 181 thousand shares, respectively, under the 2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted in fiscal 2014 under the 2009 Purchase Plan was $12.17 per share.

Accounting for Stock-Based Compensation

        Stock-based compensation costs are based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of stock awards and RSUs equal their intrinsic value on the date of grant. The fair values of MSUs generally are estimated using a Monte Carlo simulation based on the date of grant.

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
January 3, 2015 (Continued)

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

        The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Year Ended
2009 Employee Stock Purchase Plan	January 3, 2015	December 28, 2013	December 29, 2012
Expected volatility	28%	27%	38%
Risk-free interest rate %	0.2%	0.1%	0.2%
Expected term (in months)	15	7	15
Dividend yield	—	—	—

        The fair values estimated from Monte Carlo simulation were calculated using the following assumptions:

	Year Ended
2009 Stock Incentive Plan	January 3, 2015	December 28, 2013	December 29, 2012
Expected volatility	33%	32%	32%
Risk-free interest rate %	0.7%	0.5%	0.4%
Expected term (in years)	2.8	2.9	2.9
Dividend yield	—	—	—

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

13. Stock-Based Compensation (Continued)

        A summary of stock-based compensation activity with respect to fiscal 2014 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 28, 2013	1,089	$35.09
Exercised	(444)	$35.67
Cancelled or expired	(116)	$49.19

Outstanding at January 3, 2015	529	$31.50	1.61	$8,661
Vested at January 3, 2015 and expected to vest	529	$31.50	1.61	$8,661
Exercisable at January 3, 2015	529	$31.50	1.61	$8,661

RSAs and RSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 28, 2013	1,835	$—
Granted	735	$—
Issued	(680)	$—
Cancelled or expired	(109)	$—

Outstanding at January 3, 2015	1,781	$—	1.02	$84,584
Outstanding at January 3, 2015 and expected to vest	1,654	$—	1.02	$78,567

MSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 28, 2013	246	$—
Granted	76	$—
Issued	—	$—
Cancelled or expired	(24)	$—

Outstanding at January 3, 2015	298	$—	1.18	$14,181
Outstanding at January 3, 2015 and expected to vest	274	$—	1.18	$13,034

        The following summarizes the Company's weighted average fair value at the date of grant:

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Per grant of RSAs and RSUs	$47.93	$43.01	$42.25
Per grant of MSUs	$60.08	$31.94	$53.25

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

13. Stock-Based Compensation (Continued)

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Intrinsic value of stock options exercised	$5,674	$4,198	$9,064
Intrinsic value of RSAs and RSUs that vested	$32,138	$23,649	$40,105
Grant date fair value of RSAs and RSUs that vested	$29,668	$24,026	$31,215

        The Company received cash of $13.3 million for the issuance of common stock, net of shares withheld for taxes, during fiscal 2014. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, issuance of RSAs, vesting of RSUs and MSUs, and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

        The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Cost of revenues	$775	$952	$1,206
Research and development	18,521	14,530	12,602
Selling, general and administrative	19,771	15,318	17,368

	39,067	30,800	31,176
Income tax benefit	4,024	2,633	4,911

	$35,043	$28,167	$26,265

        The increase in stock-based compensation costs in fiscal 2014 was principally due to increased headcount. The Company had approximately $51.2 million of total unrecognized compensation costs related to granted stock awards as of January 3, 2015 that are expected to be recognized over a weighted-average period of approximately 1.9 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

        As of January 3, 2015, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	529
2009 Stock Incentive Plan	3,740
2009 Employee Stock Purchase Plan	882

Total shares reserved	5,151

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

14. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.2 million, $3.0 million and $2.9 million to the 401(k) Plan during fiscal 2014, 2013 and 2012, respectively.

15. Commitments and Contingencies

Operating Leases

        The Company leases certain facilities under operating lease agreements that expire at various dates through 2025. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

        Rent expense under operating leases was $4.2 million, $4.2 million and $4.4 million for fiscal 2014, 2013 and 2012, respectively. The minimum annual future rentals under the terms of these leases as of January 3, 2015 are as follows (in thousands):

Fiscal Year
2015	$4,463
2016	4,137
2017	3,398
2018	2,517
2019	1,490
Thereafter	6,398

Total minimum lease payments	$22,403

Litigation

  Patent Litigation

        On January 21, 2014, Cresta Technology Corporation ("Cresta Technology"), a Delaware corporation, filed a lawsuit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., LG Electronics Inc. and LG Electronics U.S.A., Inc. in the United States District Court in the District of Delaware, alleging infringement of United States Patent Nos. 7,075,585, 7,265,792 and 7,251,466. The lawsuit relates to the Company's family of television tuner products. Cresta Technology seeks unspecified compensatory and enhanced damages, attorney fees and a permanent injunction. On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission ("ITC") alleging infringement of the same patents against the Company, Samsung and LG Electronics and seeking to prevent the importation and sale of allegedly infringing products in the United States. The ITC instituted an investigation based on Cresta Technology's complaint on February 27, 2014. An evidentiary hearing in this ITC Investigation concluded on December 5, 2014. The ITC Administrative Law Judge is scheduled to issue an Initial Determination on February 27, 2015, and the Final Determination by the ITC is scheduled to issue on June 29, 2015. The Delaware

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

15. Commitments and Contingencies (Continued)

District Court action has been stayed pending completion of the proceedings in the ITC. The Company intends to vigorously defend against these allegations.

        On April 11, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Western District of Texas, Austin Division, alleging infringement of United States Patent Nos. 6,308,055, 6,965,761 and 7,353,011. On July 14, 2014, the Court dismissed the lawsuit without prejudice due to the lack of commercial activity by Cresta Technology in the Western District of Texas. On July 16, 2014, the Company refiled its claims for the '055, '761 and '011 patents in a lawsuit in the United States District Court in the Northern District of California. In addition, the Company added additional claims alleging infringement of United States Patent Nos. 6,304,146, 6,137,372 and 6,233,441. The Company is seeking a permanent injunction stopping the sale of all allegedly infringing Cresta Technology products and an award of damages and attorney fees.

        On May 6, 2014, the Company filed a complaint with the ITC alleging infringement of United States Patent Nos. 6,137,372 and 6,233,441 against Cresta Technology, Hauppauge Digital, Inc., Hauppague Computer Works, Inc., PCTV Systems, S.a.r.l., Luxembourg and PCTV Systems S.a.r.l., seeking to prevent the importation and sale of allegedly infringing products in the United States. On June 6, 2014, the ITC instituted an investigation based on the Company's complaint. On June 13, 2014, Cresta Technology proposed a consent order whereby Cresta Technology will not sell for importation, import or sell in the United States television tuners that infringe the patent claims asserted by the Company. On July 1, 2014, the Administrative Law Judge accepted the proposed consent order. Accordingly, this ITC investigation has been terminated in its entirety. Under the consent order, Cresta Technology is prohibited from selling for importation, importing or selling in the United States television tuners that infringe the Company's United States Patent Nos. 6,137,372 and 6,233,441.

        As is customary in the semiconductor industry, the Company provides indemnification protection to its customers for intellectual property claims related to the Company's products. The Company has not accrued any material liability on its consolidated balance sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

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

16. Related Party Transactions

        On July 1, 2013, Geir Førre joined the Company as senior vice president. Mr. Førre was chief executive officer of Energy Micro, until it was acquired by the Company. Mr. Førre was the beneficial owner of approximately 32% of the Energy Micro equity and accordingly (a) received approximately $35 million of the initial consideration of $107.4 million, (b) may receive an additional approximately

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

16. Related Party Transactions (Continued)

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

17. Income Taxes

        Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Current:
Domestic	$7,083	$4,796	$21,084
International	882	4,093	(3,009)

Total Current	7,965	8,889	18,075
Deferred:
Domestic	2,352	5,591	5,444
International	702	(2,272)	(719)

Total Deferred	3,054	3,319	4,725

	$11,019	$12,208	$22,800

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

17. Income Taxes (Continued)

        The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate benefit	(3.5)	(8.2)	(11.8)
Research and development tax credits	(8.6)	(12.8)	(0.5)
Release of prior year unrecognized tax benefits	(2.6)	—	(8.4)
Intercompany technology license	—	—	11.8
Excess officer compensation	2.3	1.9	1.0
Change in prior period valuation allowance	(1.4)	3.1	—
Other	1.3	0.7	(0.7)

	22.5%	19.7%	26.4%

        The effective tax rate for fiscal 2014 increased from fiscal 2013, primarily due to the recognition of the fiscal 2012 federal research and development tax credit in fiscal 2013 due to the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013, as well as a decrease in the foreign tax rate benefit in fiscal 2014. This increase in the effective tax rate was partially offset by the reduction to a valuation allowance recorded in a prior year related to certain state loss and research and development tax credit carryforwards and the release in fiscal 2014 of prior year unrecognized tax benefits due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

        The effective tax rate for fiscal 2013 decreased from fiscal 2012, primarily due to the fiscal 2012 tax charge related to the intercompany license of certain technology associated with the acquisition of Ember during fiscal 2012 and the recognition of the fiscal 2012 and fiscal 2013 federal research and development tax credits in fiscal 2013 as a result of the enactment of the American Taxpayer Relief Act of 2012 (the "Act") on January 2, 2013. The decrease in the effective tax rate for fiscal 2013 was partially offset by the release during fiscal 2012 of unrecognized tax benefits that were determined to be effectively settled during fiscal 2012.

        Income before income taxes included the following components (in thousands):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Domestic	$38,174	$41,849	$80,494
Foreign	10,866	20,178	5,854

	$49,040	$62,027	$86,348

        Foreign income before taxes decreased from fiscal 2013 to fiscal 2014 primarily due to an increase in fiscal 2014 of the fair value of the Company's acquisition-related contingent consideration liability.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

17. Income Taxes (Continued)

Foreign income before income taxes increased from fiscal 2012 to fiscal 2013 primarily due to intercompany technology license payments made by a foreign subsidiary in 2012.

        Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company recorded a new valuation allowance of $0.5 million in fiscal 2014 related to certain state research and development tax credit carryforwards generated in fiscal 2014. The Company has determined that it is more likely than not that a portion of these carryforwards will expire or go unutilized because the Company no longer expects to recognize sufficient income in the jurisdictions in which the attributes were created. The impact of this new valuation allowance was offset by a reduction of $0.6 million to a valuation allowance recorded in fiscal 2013 related to certain state loss and research and development tax credit carryforwards, resulting in a net valuation allowance reduction of $0.1 million reflected as a benefit to income tax expense in fiscal 2014. In addition, the Company recorded a reduction of $0.2 million to the fiscal 2013 valuation allowance related to the expiration of certain acquired state net operating loss carryforwards which were fully valued. Since this change was due to the expiration of the losses, the reduction to the valuation allowance was offset by a reduction in deferred tax assets rather than a charge to income tax expense. No valuation allowance was recorded against other deferred tax assets in fiscal 2014. Management believes that the Company's results of future operations will generate sufficient taxable income such that it is more likely than not that the remaining deferred tax assets will be realized.

        Significant components of the Company's deferred taxes as of January 3, 2015 and December 28, 2013 are as follows (in thousands):

	January 3, 2015	December 28, 2013
Deferred tax assets:
Net operating loss carryforwards	$31,518	$38,399
Research and development tax credit carryforwards	9,740	9,276
Stock-based compensation	6,353	6,757
Capitalized research and development	7,371	8,999
Deferred income on shipments to distributors	8,117	5,733
Accrued liabilities and other	6,481	8,302

	69,580	77,466
Less: Valuation allowance	(3,455)	(3,775)

	66,125	73,691
Deferred tax liabilities:
Acquired intangible assets	33,630	38,444
Depreciation and amortization	3,388	2,022
Prepaid expenses and other	1,517	1,889

	38,535	42,355

Net deferred tax assets	$27,590	$31,336

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

17. Income Taxes (Continued)

        As of January 3, 2015, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $64.9 million and $2.0 million, respectively, as a result of the Cygnal Integrated Products, Silicon Clocks, Spectra Linear and Ember acquisitions. These carryforwards expire in fiscal years 2020 through 2032. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        As of January 3, 2015, the Company had foreign net operating loss carryforwards of approximately $21.6 million as a result of the Energy Micro acquisition. These loss carryforwards do not expire and recognition is not subject to an annual limit.

        The Company also had state loss and research and development tax credit carryforwards of approximately $57.9 million and $11.8 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates, Silicon Clocks, Spectra Linear and Ember acquisitions. Certain of these carryforwards expire in fiscal years 2015 through 2033 and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        At the end of fiscal 2014, undistributed earnings of the Company's foreign subsidiaries of approximately $303.1 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for U.S. federal and state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

        The Company's operations in Singapore are subject to reduced tax rates through 2019, as long as certain conditions are met. The income tax benefit (expense) from the reduced Singapore tax rate reflected in earnings was approximately $2.0 million (representing $0.05 per diluted share) in fiscal 2014, approximately $2.2 million (representing $0.05 per diluted share) in fiscal 2013, and approximately $(13.3) million (representing $(0.31) per diluted share) in fiscal 2012. The impact of the reduced Singapore tax rates in fiscal 2014 and fiscal 2012 reflect the recognition of prior year unrecognized tax benefits.

        The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Beginning balance	$4,998	$4,364	$10,943
Additions based on tax positions related to current year	465	316	1,818
Additions based on tax positions related to prior years	58	318	—
Reductions for tax positions related to prior years	(1,592)	—	(8,397)

Ending balance	$3,929	$4,998	$4,364

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

17. Income Taxes (Continued)

        As of January 3, 2015, December 28, 2013 and December 29, 2012, the Company had gross unrecognized tax benefits of $3.9 million, $5.0 million, and $4.4 million, respectively, of which $4.0 million, $4.8 million, and $4.1 million, respectively, would affect the effective tax rate if recognized. During fiscal 2014, the Company had gross increases of $0.5 million to its current and prior year unrecognized tax benefits, as well as gross decreases of $1.3 million to its prior year unrecognized tax benefits related to an uncertain tax position that was closed by statute. In addition, there was a reduction of $0.3 million due to foreign currency remeasurement adjustments related to prior year unrecognized tax benefits which were recognized in other income (expense), net. During fiscal 2013, the Company had gross increases of $0.6 million. During fiscal 2012, the Company had gross increases of $1.8 million to its current year unrecognized tax benefits, as well as a gross decrease of $8.4 million to its prior year unrecognized tax benefits related to an uncertain tax position that was determined to be effectively settled. A portion of these amounts in fiscal 2012 represents foreign currency remeasurement adjustments and was recognized in other income (expense), net.

        The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized less than $0.1 million of interest in the provision for income taxes in both fiscal 2014 and fiscal 2013. The Company did not recognize interest in the provision for income taxes in fiscal 2012. The Company has an accrual of less than $0.1 million for the payment of interest related to unrecognized tax positions at the end of both fiscal 2014 and fiscal 2013, with no such accrual at the end of fiscal 2012.

        The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $0.6 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

        The tax years 2010 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

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
January 3, 2015 (Continued)

18. Segment Information (Continued)

        The Company groups its products into three categories, based on the markets and applications in which its ICs may be used. The following summarizes the Company's revenue by product category (in thousands):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Broad-based	$317,128	$281,777	$270,098
Broadcast	204,256	199,837	186,067
Access	99,320	98,473	107,129

Total	$620,704	$580,087	$563,294

        Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
United States	$89,935	$68,566	$64,856
China	271,818	253,261	219,400
Taiwan	57,191	55,036	64,150
South Korea	12,824	21,303	57,910
Rest of world	188,936	181,921	156,978

Total	$620,704	$580,087	$563,294

        The following summarizes the Company's property and equipment, net by geographic area (in thousands):

	January 3, 2015	December 28, 2013
United States	$127,928	$126,263
Rest of world	4,892	6,182

Total	$132,820	$132,445

19. Subsequent Event

Acquisition

        On January 30, 2015, the Company acquired Bluegiga Technologies Oy, a private company. Bluegiga is a provider of Bluetooth® Smart, Bluetooth Classic and Wi-Fi® modules and software stacks for a multitude of applications in the Internet of Things (IoT), industrial automation, consumer electronics, automotive, retail, residential, and health and fitness markets. The Company acquired Bluegiga for cash consideration of approximately $61 million.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 3, 2015 (Continued)

19. Subsequent Event (Continued)

        The Company will record the purchase of Bluegiga using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Bluegiga's operations will be included in the Company's consolidated results of operations beginning on the date of the acquisition.

        The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed. The Company expects to complete its initial purchase price allocation in the first quarter of fiscal 2015.

Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2014 and 2013 is as follows. The fourth quarter of fiscal 2014 had 14 weeks. All other quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$161,951	$158,144	$154,918	$145,691
Gross margin	96,672	96,111	98,663	87,105
Operating income	11,006	9,604	20,802	10,009
Net income	$10,024	$5,608	$14,279	$8,110
Earnings per share:
Basic	$0.24	$0.13	$0.33	$0.19
Diluted	$0.23	$0.13	$0.32	$0.18

	Fiscal 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$146,236	$146,933	$141,543	$145,375
Gross margin	88,598	88,161	88,773	87,372
Operating income	14,154	10,490	19,029	20,637
Net income	$10,642	$6,531	$12,612	$20,034
Earnings per share:
Basic	$0.25	$0.15	$0.30	$0.47
Diluted	$0.24	$0.15	$0.29	$0.46