Form 10-Q
period 2015-04-04
SILICON LABORATORIES INC
filed 2015-04-29
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

or

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

As of April 21, 2015, 42,710,601 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	April 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$112,710	$141,706
Short-term investments	148,795	193,489
Accounts receivable, net of allowances for doubtful accounts of $785 at April 4, 2015 and $786 at January 3, 2015	66,563	70,367
Inventories	61,078	52,631
Deferred income taxes	17,364	21,173
Prepaid expenses and other current assets	51,301	49,171
Total current assets	457,811	528,537
Long-term investments	7,401	7,419
Property and equipment, net	131,313	132,820
Goodwill	264,687	228,781
Other intangible assets, net	135,049	115,021
Other assets, net	24,965	29,983
Total assets	$1,021,226	$1,042,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,295	$38,922
Current portion of long-term debt	10,000	10,000
Accrued expenses	45,391	73,646
Deferred income on shipments to distributors	38,796	38,662
Income taxes	1,340	2,084
Total current liabilities	134,822	163,314
Long-term debt	77,150	77,500
Other non-current liabilities	45,817	43,691
Total liabilities	257,789	284,505
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 42,689 and 42,225 shares issued and outstanding at April 4, 2015 and January 3, 2015, respectively	4	4
Additional paid-in capital	28,833	29,501
Retained earnings	735,011	728,633
Accumulated other comprehensive loss	(411)	(82)
Total stockholders’ equity	763,437	758,056
Total liabilities and stockholders’ equity	$1,021,226	$1,042,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenues	$163,705	$145,691
Cost of revenues	67,336	58,586
Gross margin	96,369	87,105
Operating expenses:
Research and development	46,857	42,485
Selling, general and administrative	42,300	34,611
Operating expenses	89,157	77,096
Operating income	7,212	10,009
Other income (expense):
Interest income	192	302
Interest expense	(745)	(798)
Other income (expense), net	408	67
Income before income taxes	7,067	9,580
Provision for income taxes	689	1,470
Net income	$6,378	$8,110

Earnings per share:
Basic	$0.15	$0.19
Diluted	$0.15	$0.18

Weighted-average common shares outstanding:
Basic	42,412	43,081
Diluted	43,149	44,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income	$6,378	$8,110

Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	(20)	413
Reclassification for losses included in net income	10	—

Net changes to cash flow hedges:
Unrealized losses arising during the period	(626)	(141)
Reclassification for losses included in net income	130	143

Other comprehensive income (loss), before tax	(506)	415

Provision (benefit) for income taxes	(177)	145

Other comprehensive income (loss)	(329)	270

Comprehensive income	$6,049	$8,380

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2015	March 29, 2014
Operating Activities
Net income	$6,378	$8,110
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	2,987	3,290
Amortization of other intangible assets and other assets	6,521	4,491
Stock-based compensation expense	10,519	9,277
Income tax benefit (shortfall) from stock-based awards	1,773	45
Excess income tax benefit from stock-based awards	(1,785)	(235)
Deferred income taxes	6,844	6,784
Changes in operating assets and liabilities:
Accounts receivable	6,564	7,452
Inventories	(6,424)	1,083
Prepaid expenses and other assets	8,584	14,266
Accounts payable	447	1,195
Accrued expenses	(5,046)	21,367
Deferred income on shipments to distributors	(1,049)	1,736
Income taxes	(8,409)	(8,324)
Other non-current liabilities	(3,816)	(23,585)
Net cash provided by operating activities	24,088	46,952

Investing Activities
Purchases of available-for-sale investments	(13,037)	(43,366)
Proceeds from sales and maturities of available-for-sale investments	57,739	28,242
Purchases of property and equipment	(1,991)	(1,673)
Purchases of other assets	(935)	(2,113)
Acquisition of business, net of cash acquired	(76,899)	—
Net cash used in investing activities	(35,123)	(18,910)

Financing Activities
Proceeds from issuance of common stock, net of cash paid for withheld taxes	(2,561)	5,496
Excess income tax benefit from stock-based awards	1,785	235
Repurchases of common stock	(10,138)	—
Payment of acquisition-related contingent consideration	(4,464)	—
Payments on debt	(2,583)	(1,250)
Net cash provided by (used in) financing activities	(17,961)	4,481

Increase (decrease) in cash and cash equivalents	(28,996)	32,523
Cash and cash equivalents at beginning of period	141,706	95,800
Cash and cash equivalents at end of period	$112,710	$128,323

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 4, 2015 and January 3, 2015, the condensed consolidated results of its operations for the three months ended April 4, 2015 and March 29, 2014, the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2015 and March 29, 2014, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2015 and March 29, 2014. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended April 4, 2015 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended January 3, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 6, 2015.

The Company prepares financial statements on a 52-53 week year that ends on the Saturday closest to December 31. Fiscal 2015 will have 52 weeks. Fiscal 2014 had 53 weeks with the extra week occurring in the fourth quarter of the year. In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In June 2014, the FASB issued FASB ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income	$6,378	$8,110

Shares used in computing basic earnings per share	42,412	43,081

Effect of dilutive securities:
Stock options and other stock-based awards	737	975
Shares used in computing diluted earnings per share	43,149	44,056

Earnings per share:
Basic	$0.15	$0.19
Diluted	$0.15	$0.18

For the three months ended April 4, 2015 and March 29, 2014, approximately 0.1 million and 0.2 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of April 4, 2015 consisted of municipal bonds, money market funds, corporate bonds, variable-rate demand notes, certificates of deposit, commercial paper and international government bonds. The Company’s long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of April 4, 2015, the Company held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $6.0 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of April 4, 2015, $6.0 million of the auction-rate securities had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2033 to 2046 at April 4, 2015. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of April 4, 2015.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consisted of the following (in thousands):

	April 4, 2015
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$48,302	$—	$—	$48,302
Available-for-sale securities:
Money market funds	58,808	—	—	58,808
Certificates of deposit	5,148	—	—	5,148
Municipal bonds	452	—	—	452
Total available-for-sale securities	64,408	—	—	64,408

Total cash and cash equivalents	$112,710	$—	$—	$112,710

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$122,794	$(19)	$142	$122,917
Corporate bonds	10,109	(2)	10	10,117
Variable-rate demand notes	8,615	—	—	8,615
Commercial paper	4,898	—	—	4,898
International government bonds	2,247	—	1	2,248
Total short-term investments	$148,663	$(21)	$153	$148,795

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$8,000	$(599)	$—	$7,401
Total long-term investments	$8,000	$(599)	$—	$7,401

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of April 4, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$22,285	$(19)	$—	$—	$22,285	$(19)
Auction rate securities	—	—	7,401	(599)	7,401	(599)
Corporate bonds	5,348	(2)	—	—	5,348	(2)
	$27,633	$(21)	$7,401	$(599)	$35,034	$(620)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 3, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$23,735	$(25)	$—	$—	$23,735	$(25)
Corporate bonds	20,327	(35)	—	—	20,327	(35)
Auction rate securities	—	—	7,419	(581)	7,419	(581)
Asset-backed securities	5,080	(3)	—	—	5,080	(3)
International government bond	2,516	(10)	—	—	2,516	(10)
	$51,658	$(73)	$7,419	$(581)	$59,077	$(654)

The gross unrealized losses as of April 4, 2015 and January 3, 2015 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at April 4, 2015 (in thousands):

	Cost	Fair Value
Due in one year or less	$165,332	$165,434
Due after one year through ten years	39,624	39,654
Due after ten years	16,115	15,516
	$221,071	$220,604

4. Derivative Financial Instruments

The Company uses derivative financial instruments to manage certain exposures to the variability of interest rates and foreign currency exchange rates. The Company’s objective is to offset increases and decreases in expenses resulting from these exposures with gains and losses on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative or trading purposes. The Company recognizes derivatives, on a gross basis, in the Consolidated Balance Sheet at fair value. Cash flows from derivatives are classified according to the nature of the cash receipt or payment in the Consolidated Statement of Cash Flows.

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

The Company’s interest rate swap agreement is designated and qualifies as a cash flow hedge. The effective portion of the gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is subsequently recognized as interest expense in the Consolidated Statement of Income when the hedged exposure affects earnings.

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

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of April 4, 2015, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

The Company’s derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	April 4, 2015	January 3, 2015
Interest rate swap	Other assets, net	$—	$331
	Other non-current liabilities	165	—

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the:			Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Loss	Three Months Ended
	April 4, 2015	March 29, 2014	Reclassified into Income	April 4, 2015	March 29, 2014
Interest rate swaps	$(626)	$(141)	Interest expense	$(130)	$(143)

The Company expects to reclassify $0.4 million of its interest rate swap losses included in accumulated other comprehensive loss as of April 4, 2015 into earnings in the next 12 months, which would be offset by lower interest payments.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of April 4, 2015, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $6.8 million. The fair value of the contract was not material as of April 4, 2015. The contract has a maturity date of July 1, 2015 and it was not designated as a hedging instrument. The Company held no foreign currency forward contracts during the three months ended March 29, 2014.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

Gain Recognized in Income	Three Months Ended April 4, 2015	Location
Foreign currency forward contracts	$550	Other income (expense), net

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

	Fair Value Measurements at April 4, 2015 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$58,808	$—	$—	$58,808
Certificates of deposit	—	5,148	—	5,148
Municipal bonds	—	452	—	452
Total cash equivalents	$58,808	$5,600	$—	$64,408

Short-term Investments:
Municipal bonds	$—	$122,917	$—	$122,917
Corporate bonds	—	10,117	—	10,117
Variable-rate demand notes	—	8,615	—	8,615
Commercial paper	—	4,898	—	4,898
International government bonds	—	2,248	—	2,248
Total short-term investments	$—	$148,795	$—	$148,795

Long-term Investments:
Auction rate securities	$—	$—	$7,401	$7,401
Total long-term investments	$—	$—	$7,401	$7,401

Total	$58,808	$154,395	$7,401	$220,604

Liabilities:
Accrued expenses:
Contingent consideration	$—	$—	$3,225	$3,225

Other non-current liabilities:
Contingent consideration	$—	$—	$11,579	$11,579
Derivative instruments	—	165	—	165
	$—	$165	$11,579	$11,744

Total	$—	$165	$14,804	$14,969

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash equivalents and short-term investments that are classified as Level 1 are valued using quoted prices and other relevant information generated by market transactions involving identical assets. Cash equivalents and short-term investments classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Investments classified as Level 3 are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company’s inability to liquidate the securities. The Company’s derivative instruments are valued using discounted cash flow models. The assumptions used in preparing the valuation models include quoted interest swap rates, foreign exchange rates, forward and spot prices for currencies, and market observable data of similar instruments.

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

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at April 4, 2015 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$7,401	Discounted cash flow	Estimated yield	0.97%

		Expected holding period	10 years

		Estimated discount rate	2.96%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Contingent consideration

Fair Value at April 4, 2015 (000s)	Valuation Technique	Unobservable Input	Range
$14,804	Monte Carlo simulation	Expected revenue growth rate	35.6% — 69.1%

		Expected revenue volatility	20.0%

		Expected term	0.8 years — 3.8 years

		Estimated discount rate	0.23% — 1.58%

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

The following summarizes the activity in Level 3 financial instruments for the three months ended April 4, 2015 (in thousands):

Assets

Auction Rate Securities	Three Months Ended
Beginning balance	$7,419
Loss included in other comprehensive income (loss)	(18)
Balance at April 4, 2015	$7,401

Liabilities

Contingent Consideration (1)	Three Months Ended
Beginning balance	$18,438
Settlements	(4,464)
Loss recognized in earnings (2)	830
Balance at April 4, 2015	$14,804

Net loss for the period included in earnings attributable to contingent consideration held at the end of the period:	$(830)

(1)         In connection with the acquisition of Energy Micro, the Company recorded contingent consideration based upon the expected achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)         Changes to the estimated fair value of contingent consideration were primarily due to revisions to the Company’s expectations of earn-out achievement.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Fair values of other financial instruments

The Company’s Term Loan Facility bears interest at LIBOR plus an applicable margin. The Term Loan Facility is recorded at cost, but is measured at fair value for disclosure purposes. Fair value is estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of April 4, 2015 and January 3, 2015, the fair value of the Company’s debt under the Term Loan Facility was approximately $84.9 million and $87.4 million, respectively.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	April 4, 2015	January 3, 2015
Work in progress	$45,822	$40,640
Finished goods	15,256	11,991
	$61,078	$52,631

7. Acquisitions

Bluegiga

On January 30, 2015, the Company acquired Bluegiga Technologies Oy, a private company based in Finland. Bluegiga is a provider of Bluetooth® Smart, Bluetooth Classic and Wi-Fi® modules and software stacks for a multitude of applications in the Internet of Things (IoT), industrial automation, consumer electronics, automotive, retail, residential, and health and fitness markets.

The Company acquired Bluegiga for cash consideration of approximately $58.0 million. Approximately $9.4 million of the initial consideration was held in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters. The Company recorded the purchase of Bluegiga using the acquisition method of accounting and accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Bluegiga’s operations are included in the Company’s consolidated results of operations beginning on the date of the acquisition.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company believes that this strategic acquisition will accelerate its entry into the wireless module market. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$5,710	Not amortized
Developed technology	12,190	8
Customer relationships	6,670	4
Trademarks	880	3
	25,450
Cash and cash equivalents	1,132
Other current assets	6,156
Goodwill	35,906
Other non-current assets	208
Current liabilities	(3,289)
Non-current deferred tax liabilities, net	(5,090)
Long-term debt	(2,232)
Other non-current liabilities	(219)
Total purchase price	$58,022

The allocation of the purchase price is preliminary and subject to change, primarily for the valuation of certain assets and accruals and the finalization of income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

In-process research and development (IPR&D) represents acquired technology that had not achieved technological feasibility as of the acquisition date and had no alternative future use. The IPR&D recorded in connection with the acquisition of Bluegiga consisted primarily of Bluetooth Smart Ready and Bluetooth Smart modules and software stacks. The fair value of these technologies was determined using the income approach. The discount rate applicable to the cash flows was 16.1%. The significant risks associated with the projects include the Company’s potential inability to produce working models and the final products gaining customer acceptance.

Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $1.2 million of acquisition-related costs in selling, general and administrative expenses during the three months ended April 4, 2015.

Energy Micro

On July 1, 2013, the Company acquired Energy Micro AS for approximately $140.6 million, including: 1) Initial consideration of $107.4 million; 2) Deferred consideration with an estimated fair value of $19.2 million at the date of acquisition; and 3) Contingent consideration (the “Earn-Out”) with an estimated fair value of $14.0 million at the date of acquisition. The Earn-Out is payable on an annual basis over a five-year period from fiscal 2014 through 2018 (the “Earn-Out Period”) and in no event shall exceed $6,666,666 per year, unless revenue from the Earn-Out Products exceeds $400 million in a single fiscal year during the Earn-Out Period (in which case, the entire Earn-Out amount less any amounts previously paid will become payable). Approximately $20.3 million of the initial consideration was withheld by the Company as security for breaches of representations and warranties and certain other expressly enumerated matters (the “Holdback”).

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

In the first quarter of 2015, the Company made the following payments in connection with the acquisition: (a) approximately $20.0 million was paid for the release of the Holdback; and (b) approximately $6.3 million was paid for the first annual period of the Earn-out. Approximately $1.8 million of the Earn-out payment represented the Departure Percentage portion and was recorded as compensation expense during fiscal 2014. The remaining approximately $4.5 million of the Earn-out payment represented additional consideration.

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

In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of April 4, 2015, the Company was in compliance with all covenants of the Credit Facilities.

As of April 4, 2015, the remaining contractual maturities of the Term Loan Facility were as follows (in thousands):

Fiscal Year
2015	$7,500
2016	10,000
2017	67,500
Total	$85,000

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company assumed $2.2 million of debt in connection with its acquisition of Bluegiga. The debt instruments bear interest at rates between 1.0% and 3.0%. The contractual maturities of a portion of the debt are based on certain financial metrics of the acquired company. The Company estimates that the debt will mature between March 2016 and August 2020.

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of April 4, 2015, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 4, Derivative Financial Instruments, for additional information.

9. Stockholders’ Equity

Common Stock

The Company issued 0.7 million shares of common stock during the three months ended April 4, 2015.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
October 2014	December 2015	$100,000
January 2014	January 2015	$100,000
January 2013	January 2014	$50,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.2 million shares of its common stock for $10.1 million during the three months ended April 4, 2015. These shares were retired upon repurchase. The Company did not repurchase any shares of its common stock during the three months ended March 29, 2014.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 3, 2015	$215	$(297)	$(82)

Other comprehensive income (loss) before reclassifications	(407)	(13)	(420)
Amount reclassified from accumulated other comprehensive loss	85	6	91
Net change for the period	(322)	(7)	(329)

Balance at April 4, 2015	$(107)	$(304)	$(411)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Reclassifications From Accumulated Other Comprehensive Loss

	Three Months Ended
Reclassification (in thousands)	April 4, 2015	March 29, 2014
Losses on cash flow hedges to:
Interest expense	$(130)	$(143)

Losses on available-for-sale securities to:
Interest income	(10)	—
	(140)	(143)

Income tax benefit	49	50
Total reclassifications	$(91)	$(93)

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	April 4, 2015	March 29, 2014
Cost of revenues	$230	$195
Research and development	4,795	4,241
Selling, general and administrative	5,494	4,841
	10,519	9,277
Income tax benefit	1,304	1,311
	$9,215	$7,966

The Company had approximately $76.7 million of total unrecognized compensation costs related to granted stock awards as of April 4, 2015 that are expected to be recognized over a weighted-average period of approximately 2.4 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

An evidentiary hearing in this ITC Investigation concluded on December 5, 2014. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination on February 27, 2015, finding that all the patent claims asserted against the Company’s products were either invalid or not infringed. The ALJ also found that Cresta Technology failed to establish the ITC’s domestic industry requirement. Accordingly, the ALJ found no violation by the Company. The Final Determination by the ITC is scheduled to issue on June 29, 2015. The Delaware District Court action has been stayed pending completion of the proceedings in the ITC. The Company intends to vigorously defend against these allegations.

On May 6, 2014, the Company filed a complaint with the ITC alleging infringement of United States Patent Nos. 6,137,372 and 6,233,441 against Cresta Technology, Hauppauge Digital, Inc., Hauppague Computer Works, Inc., PCTV Systems, S.a.r.l., Luxembourg and PCTV Systems S.a.r.l., seeking to prevent the importation and sale of allegedly infringing products in the United States. On July 1, 2014, the Administrative Law Judge accepted a consent order whereby Cresta Technology will not sell for importation, import or sell in the United States television tuners that infringe the Company’s United States Patent Nos. 6,137,372 and 6,233,441. Accordingly, this ITC investigation has been terminated in its entirety.

On July 16, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of United States Patent Nos. 6,308,055, 6,304,146, 6,137,372, 6,233,441, 6,965,761 and 7,353,011. The Company is seeking a permanent injunction stopping the sale of all allegedly infringing Cresta Technology products and an award of damages and attorney fees.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Related Party Transactions

On July 1, 2013, Geir Førre joined the Company as senior vice president. Mr. Førre was chief executive officer of Energy Micro, until it was acquired by the Company. Mr. Førre was the beneficial owner of approximately 30% of the Energy Micro equity and accordingly received approximately $35 million at closing. In the first quarter of 2015, Mr. Førre received approximately $6.1 million of the $20.0 million paid for the holdback related to potential indemnification claims and approximately $1.9 million of the $6.3 million paid for the fiscal 2014 earn-out. Mr. Førre may receive up to approximately $8.1 million of the remaining potential $26.7 million earn-out for fiscal 2015 through 2018.

On October 17, 2013, the Company appointed Alf-Egil Bogen to its board of directors. Mr. Bogen was chief marketing officer of Energy Micro, until it was acquired by the Company. Mr. Bogen was the beneficial owner of approximately 2% of the Energy Micro equity and accordingly received approximately $0.9 million at closing. In the first quarter of 2015, Mr. Bogen received approximately $0.4 million of the $20.0 million paid for the holdback related to potential indemnification claims and approximately $0.1 million of the $6.3 million paid for the fiscal 2014 earn-out. Mr. Bogen may receive up to approximately $0.5 million of the remaining potential $26.7 million earn-out for fiscal 2015 through 2018. Mr. Bogen had invested approximately $0.8 million in Energy Micro prior to the acquisition.

13. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $0.7 million and $1.5 million for the three months ended April 4, 2015 and March 29, 2014, resulting in effective tax rates of 9.7% and 15.3%, respectively. The effective tax rate for the three months ended April 4, 2015 decreased from the prior period, primarily due to an increase in the foreign tax rate benefit in the current period resulting from the completion of payments related to an intercompany licensing transaction. This decrease in the effective tax rate was partially offset by the release during the prior period of unrecognized tax benefits related to an uncertain tax position that was closed by statute.

At April 4, 2015, the Company had gross unrecognized tax benefits of $3.8 million, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $0.6 million in the next 12 months due to the lapse of the statute of limitations applicable to a tax deduction claimed on a prior year foreign tax return.

The tax years 2010 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2015 will have 52 weeks. Fiscal 2014 had 53 weeks with the extra week occurring in the fourth quarter of the year. Our first quarter of fiscal 2015 ended April 4, 2015. Our first quarter of fiscal 2014 ended March 29, 2014.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including communications, consumer, industrial and automotive. Our major customers include Chamberlain, Cisco, Garmin, Harman Becker, Huawei, LG Electronics, Pace, Samsung, Technicolor and Varian Medical Systems.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

·                  Internet of Things (IoT) products, which include our microcontroller (MCU), wireless, sensor and analog products;

·                  Broadcast products, which include our broadcast consumer and automotive products;

·                  Infrastructure products, which include our timing products (clocks and oscillators), and isolation devices; and

·                  Access products, which include our Voice over IP (VoIP) products, embedded modems and our Power over Ethernet (PoE) devices.

We previously grouped IoT products and Infrastructure products under the Broad-based products heading.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce next-generation ICs with added functionality and further integration. On January 30, 2015, we acquired Bluegiga Technologies Oy. Bluegiga is a provider of Bluetooth Smart, Bluetooth Classic and Wi-Fi modules and software stacks for a multitude of applications in the IoT, industrial automation, consumer electronics, automotive, retail, residential, and health and fitness markets. See Note 7, Acquisitions, for additional information.

In the first three months of fiscal 2015, we introduced high-speed, multi-channel digital isolators targeting industrial applications; a digital audio bridge chip and evaluation kit designed to simplify the development of accessories for iOS devices; a portfolio of receivers/audio processors and multi-standard digital radio ICs for the global car radio market; a family of high-performance digital set-top box tuner ICs designed to reduce system cost and power consumption; the Blue Gecko product portfolio featuring Bluetooth Smart modules and wireless SoC devices for a wide range of wireless IoT designs; the next generation of Simplicity Studio™ enabling concurrent MCU and RF design; next-generation 8-bit MCUs designed for ultra-low-power, small-footprint IoT applications; 32-bit sub-GHz wireless MCUs designed to simplify a wide range of IoT connectivity applications; and high-precision temperature sensors offering exceptional power efficiency. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the three months ended April 4, 2015, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the three months ended April 4, 2015. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended April 4, 2015.

The percentage of our revenues derived from outside of the United States was 85% during the three months ended April 4, 2015.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 4, 2015	March 29, 2014

Revenues	100.0%	100.0%
Cost of revenues	41.1	40.2
Gross margin	58.9	59.8

Operating expenses:
Research and development	28.6	29.2
Selling, general and administrative	25.9	23.7
Operating expenses	54.5	52.9

Operating income	4.4	6.9

Other income (expense):
Interest income	0.1	0.2
Interest expense	(0.5)	(0.5)
Other income (expense), net	0.3	0.0
Income before income taxes	4.3	6.6
Provision for income taxes	0.4	1.0
Net income	3.9%	5.6%

Revenues

	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	Change	% Change
Internet of Things	$60.9	$48.2	$12.7	26.5%
Broadcast	46.1	50.7	(4.6)	(9.0)%
Infrastructure	30.2	24.1	6.1	25.2%
Access	26.5	22.7	3.8	16.5%
Revenues	$163.7	$145.7	$18.0	12.4%

The change in revenues in the recent three month period was due primarily to:

·                  Increased revenues of $12.7 million for our Internet of Things products, due primarily to market share gains for our products and increases in the market.

·                  Decreased revenues of $4.6 million for Broadcast products, due primarily to a decrease in the market for our consumer ICs. The decrease in Broadcast revenues was offset by increased revenues for our automotive ICs due to increases in market share.

·                  Increased revenues of $6.1 million for our Infrastructure products, due primarily to market share gains.

·                  Increased revenues of $3.8 million for our Access products, due primarily to an increase in the market for our VoIP products.

Unit volumes of our products increased compared to the three months ended March 29, 2014 by 11.7%. Average selling prices increased compared to the same period by 0.6%. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	Change
Gross margin	$96.4	$87.1	$9.3
Percent of revenue	58.9%	59.8%	(0.9)%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $6.2 million for our Internet of Things products, $3.9 million for our Infrastructure products and $1.4 million for our Access products, offset by a decrease in gross margin of $2.2 million for our Broadcast products. Gross margin in the recent three month period included $1.1 million in acquisition-related charges for the fair value write-up associated with acquired inventory.

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

Research and Development

	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	Change	% Change
Research and development	$46.9	$42.5	$4.4	10.3%
Percent of revenue	28.6%	29.2%

The increase in research and development expense in the recent three month period was principally due to an increase of $4.1 million for personnel-related expenses, including personnel costs associated with (i) increased headcount, and (ii) the acquisition of Bluegiga. We expect that research and development expense will increase in absolute dollars in the second quarter of 2015.

Recent development projects include high-speed, multi-channel digital isolators targeting industrial applications; a digital audio bridge chip and evaluation kit designed to simplify the development of accessories for iOS devices; a portfolio of receivers/audio processors and multi-standard digital radio ICs for the global car radio market; a family of high-performance digital set-top box tuner ICs designed to reduce system cost and power consumption; the Blue Gecko product portfolio featuring Bluetooth Smart modules and wireless SoC devices for a wide range of wireless IoT designs; the next generation of Simplicity Studio enabling concurrent MCU and RF design; next-generation 8-bit MCUs designed for ultra-low-power, small-footprint IoT applications; 32-bit sub-GHz wireless MCUs designed to simplify a wide range of IoT connectivity applications; high-precision temperature sensors offering exceptional power efficiency; digital TV demodulators offering expanded support for emerging and established satellite, terrestrial and cable standards; a new family of PCI Express (PCIe) Gen1/2/3 fanout buffers designed for data center applications; next-generation EZRadio® and EZRadioPRO® wireless ICs offering outstanding power efficiency, wireless range and flexibility; the sixth generation of our high-performance TV tuner ICs addressing global hybrid TV and digital TV markets; a small PCIe-compliant clock generator targeting consumer and embedded applications; sensor development kits to accelerate Internet of Things (IoT) system design; high-performance automotive tuner ICs designed to enhance AM/FM digital radio performance for car radio systems supporting broadcast standards worldwide; ultra-low-jitter, frequency-flexible clock solutions for high-speed data centers and Internet infrastructure; digital isolators offering high channel count, reliability and data rates for cost-sensitive consumer electronics applications; energy-efficient capacitive sensing MCUs for human-machine interfaces (HMI); a comprehensive software solution designed to simplify the development of wirelessly connected smart meters; and a 32-bit hardware and firmware development kit designed to accelerate the design of Made for iPod®/iPhone®/iPad® (MFi) accessories.

Selling, General and Administrative

	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	Change	% Change
Selling, general and administrative	$42.3	$34.6	$7.7	22.2%
Percent of revenue	25.9%	23.7%

The increase in selling, general and administrative expense in the recent three month period was principally due to increases of (a) $4.1 million for personnel-related expenses, primarily associated with (i) increased headcount, and (ii) the acquisition of Bluegiga, (b) $1.2 million for acquisition-related costs, and (c) $0.6 million for adjustments to the fair value of acquisition-related contingent consideration. We expect that selling, general and administrative expense will decrease in absolute dollars in the second quarter of 2015.

Interest Income

Interest income for the three months ended April 4, 2015 was $0.2 million compared to $0.3 million for the three months ended March 29, 2014.

Interest Expense

Interest expense for the three months ended April 4, 2015 was $0.7 million compared to $0.8 million for the three months ended March 29, 2014.

Other Income (Expense), Net

Other income (expense), net for the three months ended April 4, 2015 was $0.4 million compared to $0.1 million for the three months ended March 29, 2014.

Provision for Income Taxes

	Three Months Ended
(in millions)	April 4, 2015	March 29, 2014	Change
Provision for income taxes	$0.7	$1.5	$(0.8)
Effective tax rate	9.7%	15.3%

The effective tax rate for the three months ended April 4, 2015 decreased from the prior period, primarily due to an increase in the foreign tax rate benefit in the current period resulting from the completion of payments related to an intercompany licensing transaction. This decrease in the effective tax rate was partially offset by the release during the prior period of unrecognized tax benefits related to an uncertain tax position that was closed by statute.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate and other permanent items including nondeductible compensation expenses.

Business Outlook

We expect revenues in the second quarter of fiscal 2015 to be in the range of $164 to $169 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.11 to $0.17.

Liquidity and Capital Resources

Our principal sources of liquidity as of April 4, 2015 consisted of $261.5 million in cash, cash equivalents and short-term investments, of which approximately $179.5 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, corporate bonds, variable-rate demand notes, certificates of deposit, commercial paper and international government bonds.

Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of April 4, 2015, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Operating Activities

Net cash provided by operating activities was $24.1 million during the three months ended April 4, 2015, compared to net cash provided of $47.0 million during the three months ended March 29, 2014. Operating cash flows during the three months ended April 4, 2015 reflect our net income of $6.4 million, adjustments of $26.9 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $9.2 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $66.6 million at April 4, 2015 from $70.4 million at January 3, 2015. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average days sales outstanding (DSO) was 37 days at April 4, 2015 and 39 days at January 3, 2015.

Inventory increased to $61.1 million at April 4, 2015 from $52.6 million at January 3, 2015. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. The increase in inventory resulted primarily from (a) inventory acquired for Bluegiga products, and (b) a build in inventory in connection with (i) new product ramps and (ii) the transition of the manufacturing of certain high-voltage products to another of our foundry partners. Our average days of inventory (DOI) was 82 days at April 4, 2015 and 73 days at January 3, 2015.

Investing Activities

Net cash used in investing activities was $35.1 million during the three months ended April 4, 2015, compared to net cash used of $18.9 million during the three months ended March 29, 2014. The increase in cash outflows was principally due to $76.9 million in net payments for the acquisition of businesses, including $56.9 million for the purchase of Bluegiga and $20.0 million for consideration previously withheld in connection with our purchase of Energy Micro, offset by an increase of $59.8 million from net proceeds from sales and maturities of marketable securities. See Note 7, Acquisitions, for additional information regarding the Bluegiga acquisition.

We anticipate capital expenditures of approximately $14 to $16 million for fiscal 2015. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $18.0 million during the three months ended April 4, 2015, compared to net cash provided of $4.5 million during the three months ended March 29, 2014. The increase in cash outflows was principally due to an increase of $10.1 million for repurchases of our common stock and a decrease of $8.1 million from proceeds from the issuance of common stock, net of cash paid for withheld taxes. In October 2014, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2015.

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

In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of April 4, 2015, the Company was in compliance with all covenants of the Credit Facilities. See Note 8, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In June 2014, the FASB issued FASB ASU No. 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of April 4, 2015 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of April 4, 2015 would decrease our annual interest income by approximately $0.7 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of April 4, 2015, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 4, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended April 4, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

An evidentiary hearing in this ITC Investigation concluded on December 5, 2014. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination on February 27, 2015, finding that all the patent claims asserted against our products were either invalid or not infringed. The ALJ also found that Cresta Technology failed to establish the ITC’s domestic industry requirement. Accordingly, the ALJ found no violation by us. The Final Determination by the ITC is scheduled to issue on June 29, 2015. The Delaware District Court action has been stayed pending completion of the proceedings in the ITC. We intend to vigorously defend against these allegations.

On May 6, 2014, we filed a complaint with the ITC alleging infringement of United States Patent Nos. 6,137,372 and 6,233,441 against Cresta Technology, Hauppauge Digital, Inc., Hauppague Computer Works, Inc., PCTV Systems, S.a.r.l., Luxembourg and PCTV Systems S.a.r.l., seeking to prevent the importation and sale of allegedly infringing products in the United States. On July 1, 2014, the Administrative Law Judge accepted a consent order whereby Cresta Technology will not sell for importation, import or sell in the United States television tuners that infringe our United States Patent Nos. 6,137,372 and 6,233,441. Accordingly, this ITC investigation has been terminated in its entirety.

On July 16, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of United States Patent Nos. 6,308,055, 6,304,146, 6,137,372, 6,233,441, 6,965,761 and 7,353,011. We are seeking a permanent injunction stopping the sale of all allegedly infringing Cresta Technology products and an award of damages and attorney fees.

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

·                  The software used in our products, including software provided by third parties, may not meet the needs of our customers;

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 4, 2015 was $46.9 million, or 28.6% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended April 4, 2015, our ten largest customers accounted for 34% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

In contrast to the ICs that we have historically developed, our acquisition of Bluegiga will entail additional efforts to develop modules, which are products that incorporate ICs as well as additional software. We have limited experience with developing modules. Modules tend to have higher average selling prices but lower overall gross margins than ICs. Bluegiga’s modules currently incorporate products from some of our competitors. Any disruption in supply of those products would adversely affect our business.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended April 4, 2015, 64% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

We monitor the financial condition of our third-party foundries and subcontractor partners. In August 2014, we received notice that Telefunken Semiconductors GmbH & Co (TSG), a wafer supplier for our high-voltage products, filed an insolvency proceeding in Germany. To mitigate any potential impact on our customers, we purchased a number of additional wafers from TSG and we expedited our previously-planned transition of the manufacturing of certain high-voltage products to another of our foundry partners. TSG ceased production at the end of February 2015.

Should unexpected demand exceed our inventory reserves and our transition plans take longer than expected to qualify our replacement products, we may experience a short term decline in revenue or a longer term decline in revenue if our customers shift their demand to alternative suppliers.  Either of these conditions would adversely affect our operating results.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 85% during the three months ended April 4, 2015. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

·                  Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;

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

·                  A decline in demand for any of our more significant products;

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

The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner and may decrease our gross margins due to higher unit costs

The manufacturing of our products is a highly complex and technologically demanding process. Although we work closely with our foundries and assemblers to minimize the likelihood of reduced manufacturing yields, we have from time to time experienced lower than anticipated manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies, which could lower our gross margins. If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers’ demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships. Additionally, we have utilized microelectromechanical systems (MEMS) in certain of our timing products rather than the pure CMOS manufacturing process that we have traditionally utilized. We have less operating history with MEMS IC design and MEMS IC manufacturing processes and have encountered lower yields and reduced manufacturing capacity.

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

We may be subject to information technology failures that could damage our reputation, business operations and financial condition

We rely on information technology for the effective operation of our business. Our systems are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, cyber-attacks, sabotage, vandalism, or similar events or disruptions. Our security measures may not detect or prevent such security breaches. Any such compromise of our information security could result in the theft or unauthorized publication or use of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation. In addition, our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our business and operating results.

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

The following table summarizes repurchases of our common stock during the three months ended April 4, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 4, 2015 — January 31, 2015	181	$44.83	181	$84,649

February 1, 2015 — February 28, 2015	46	$43.91	46	$82,651

March 1, 2015 — April 4, 2015	—	$—	—	$82,651
Total	227	$44.65	227

In October 2014, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2015. The programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

2.2*

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

SILICON LABORATORIES INC.

April 29, 2015	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle Chief Executive Officer (Principal Executive Officer)

April 29, 2015	/s/ John C. Hollister
Date	John C. Hollister Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)