Form 10-Q
period 2015-07-04
SILICON LABORATORIES INC
filed 2015-07-29
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

or

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

As of July 21, 2015, 42,968,204 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 4, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$125,051	$141,706
Short-term investments	147,556	193,489
Accounts receivable, net of allowances for doubtful accounts of $624 at July 4, 2015 and $786 at January 3, 2015	71,403	70,367
Inventories	60,746	52,631
Deferred income taxes	17,815	21,173
Prepaid expenses and other current assets	59,025	49,171
Total current assets	481,596	528,537
Long-term investments	7,179	7,419
Property and equipment, net	130,994	132,820
Goodwill	263,925	228,781
Other intangible assets, net	128,196	115,021
Other assets, net	24,041	29,983
Total assets	$1,035,931	$1,042,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,553	$38,922
Current portion of long-term debt	10,000	10,000
Accrued expenses	49,327	73,646
Deferred income on shipments to distributors	38,573	38,662
Income taxes	942	2,084
Total current liabilities	133,395	163,314
Long-term debt	74,562	77,500
Other non-current liabilities	41,761	43,691
Total liabilities	249,718	284,505
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 42,908 and 42,225 shares issued and outstanding at July 4, 2015 and January 3, 2015, respectively	4	4
Additional paid-in capital	44,152	29,501
Retained earnings	742,586	728,633
Accumulated other comprehensive loss	(529)	(82)
Total stockholders’ equity	786,213	758,056
Total liabilities and stockholders’ equity	$1,035,931	$1,042,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Revenues	$164,856	$154,918	$328,561	$300,609
Cost of revenues	67,428	56,255	134,764	114,841
Gross margin	97,428	98,663	193,797	185,768
Operating expenses:
Research and development	47,465	41,844	94,322	84,329
Selling, general and administrative	40,960	36,017	83,260	70,628
Operating expenses	88,425	77,861	177,582	154,957
Operating income	9,003	20,802	16,215	30,811
Other income (expense):
Interest income	166	200	358	502
Interest expense	(728)	(780)	(1,473)	(1,578)
Other income (expense), net	90	(6)	498	61
Income before income taxes	8,531	20,216	15,598	29,796
Provision for income taxes	956	5,937	1,645	7,407
Net income	$7,575	$14,279	$13,953	$22,389

Earnings per share:
Basic	$0.18	$0.33	$0.33	$0.52
Diluted	$0.17	$0.32	$0.32	$0.51

Weighted-average common shares outstanding:
Basic	42,823	43,462	42,617	43,271
Diluted	43,461	44,218	43,305	44,137

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$7,575	$14,279	$13,953	$22,389
Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	(312)	59	(332)	472
Reclassification for gains included in net income	—	—	10	—

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	50	(486)	(576)	(627)
Reclassification for losses included in net income	81	143	211	286

Other comprehensive income (loss), before tax	(181)	(284)	(687)	131

Provision (benefit) for income taxes	(63)	(99)	(240)	46

Other comprehensive income (loss)	(118)	(185)	(447)	85

Comprehensive income	$7,457	$14,094	$13,506	$22,474

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 4, 2015	June 28, 2014
Operating Activities
Net income	$13,953	$22,389
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	6,029	6,427
Amortization of other intangible assets and other assets	14,697	8,839
Stock-based compensation expense	21,576	18,559
Income tax benefit from stock-based awards	2,781	377
Excess income tax benefit from stock-based awards	(2,056)	(589)
Deferred income taxes	3,892	4,665
Changes in operating assets and liabilities:
Accounts receivable	1,724	3,082
Inventories	(6,534)	(123)
Prepaid expenses and other assets	452	3,394
Accounts payable	(3,359)	3,846
Accrued expenses	(1,027)	19,697
Deferred income on shipments to distributors	(2,132)	2,584
Income taxes	(7,171)	(5,130)
Other non-current liabilities	(5,622)	(24,599)
Net cash provided by operating activities	37,203	63,418

Investing Activities
Purchases of available-for-sale investments	(46,908)	(117,744)
Proceeds from sales and maturities of available-for-sale investments	92,759	61,803
Purchases of property and equipment	(4,714)	(3,339)
Purchases of other assets	(1,871)	(2,726)
Acquisition of business, net of cash acquired	(76,899)	—
Net cash used in investing activities	(37,633)	(62,006)

Financing Activities
Proceeds from issuance of common stock, net of cash paid for withheld taxes	1,684	8,943
Excess income tax benefit from stock-based awards	2,056	589
Repurchases of common stock	(10,418)	(10,954)
Payment of acquisition-related contingent consideration	(4,464)	—
Payments on debt	(5,083)	(2,500)
Net cash used in financing activities	(16,225)	(3,922)

Decrease in cash and cash equivalents	(16,655)	(2,510)
Cash and cash equivalents at beginning of period	141,706	95,800
Cash and cash equivalents at end of period	$125,051	$93,290

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 4, 2015 and January 3, 2015, the condensed consolidated results of its operations for the three and six months ended July 4, 2015 and June 28, 2014, the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 4, 2015 and June 28, 2014, and the Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2015 and June 28, 2014. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended July 4, 2015 are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income	$7,575	$14,279	$13,953	$22,389

Shares used in computing basic earnings per share	42,823	43,462	42,617	43,271

Effect of dilutive securities:
Stock options and other stock-based awards	638	756	688	866
Shares used in computing diluted earnings per share	43,461	44,218	43,305	44,137

Earnings per share:
Basic	$0.18	$0.33	$0.33	$0.52
Diluted	$0.17	$0.32	$0.32	$0.51

For the three months ended July 4, 2015 and June 28, 2014 and the six months ended July 4, 2015 and June 28, 2014, approximately 0.1 million, 0.1 million, 0.1 million and 0.2 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of July 4, 2015 consisted of municipal bonds, money market funds, variable-rate demand notes, commercial paper, corporate bonds, certificates of deposit and international government bonds. The Company’s long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of July 4, 2015, the Company held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $6.0 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of July 4, 2015, $6.0 million of the auction-rate securities had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2033 to 2046 at July 4, 2015. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of July 4, 2015.

The Company’s cash, cash equivalents and investments consisted of the following (in thousands):

	July 4, 2015
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$65,449	$—	$—	$65,449
Available-for-sale securities:
Money market funds	43,689	—	—	43,689
Commercial paper	9,823	—	—	9,823
Certificates of deposit	5,547	—	—	5,547
Municipal bonds	543	—	—	543
Total available-for-sale securities	59,602	—	—	59,602

Total cash and cash equivalents	$125,051	$—	$—	$125,051

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$122,148	$(45)	$96	$122,199
Variable-rate demand notes	14,495	—	—	14,495
Corporate bonds	7,431	(6)	1	7,426
International government bonds	2,240	(3)	—	2,237
Commercial paper	1,199	—	—	1,199
Total short-term investments	$147,513	$(54)	$97	$147,556

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$8,000	$(821)	$—	$7,179
Total long-term investments	$8,000	$(821)	$—	$7,179

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of July 4, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$26,686	$(45)	$—	$—	$26,686	$(45)
Auction rate securities	—	—	7,179	(821)	7,179	(821)
Corporate bonds	6,315	(6)	—	—	6,315	(6)
International government bonds	2,237	(3)	—	—	2,237	(3)
	$35,238	$(54)	$7,179	$(821)	$42,417	$(875)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 3, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$23,735	$(25)	$—	$—	$23,735	$(25)
Corporate bonds	20,327	(35)	—	—	20,327	(35)
Auction rate securities	—	—	7,419	(581)	7,419	(581)
Asset-backed securities	5,080	(3)	—	—	5,080	(3)
International government bond	2,516	(10)	—	—	2,516	(10)
	$51,658	$(73)	$7,419	$(581)	$59,077	$(654)

The gross unrealized losses as of July 4, 2015 and January 3, 2015 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 4, 2015 (in thousands):

	Cost	Fair Value
Due in one year or less	$157,646	$157,704
Due after one year through ten years	37,754	37,739
Due after ten years	19,715	18,894
	$215,115	$214,337

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

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of July 4, 2015, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

The Company’s derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	July 4, 2015	January 3, 2015
Interest rate swap	Other assets, net	$—	$331
	Other non-current liabilities	35	—

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended			Three Months Ended
	July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014
Interest rate swaps	$50	$(486)	Interest expense	$(81)	$(143)

	Six Months Ended			Six Months Ended
	July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014
Interest rate swaps	$(576)	$(627)	Interest expense	$(211)	$(286)

The Company expects to reclassify $0.3 million of its interest rate swap losses included in accumulated other comprehensive loss as of July 4, 2015 into earnings in the next 12 months, which would be offset by lower interest payments.

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

As of July 4, 2015, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $5.7 million. The fair value of the contract was not material as of July 4, 2015. The contract has a maturity date of September 30, 2015 and it was not designated as a hedging instrument. The Company held no foreign currency forward contracts during the three and six months ended June 28, 2014.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
Gain (Loss) Recognized in Income	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	Location
Foreign currency forward contracts	$(104)	$—	$446	$—	Other income (expense), net

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

	Fair Value Measurements at July 4, 2015 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$43,689	$—	$—	$43,689
Corporate bonds	—	9,823	—	9,823
Certificates of deposit	—	5,547	—	5,547
Municipal bonds	—	543	—	543
Total cash equivalents	$43,689	$15,913	$—	$59,602

Short-term Investments:
Municipal bonds	$—	$122,199	$—	$122,199
Variable-rate demand notes	—	14,495	—	14,495
Corporate bonds	—	7,426	—	7,426
International government bonds	—	2,237	—	2,237
Commercial paper	—	1,199	—	1,199
Total short-term investments	$—	$147,556	$—	$147,556

Long-term Investments:
Auction rate securities	$—	$—	$7,179	$7,179
Total long-term investments	$—	$—	$7,179	$7,179

Total	$43,689	$163,469	$7,179	$214,337

Liabilities:
Accrued expenses:
Contingent consideration	$—	$—	$3,965	$3,965

Other non-current liabilities:
Contingent consideration	$—	$—	$11,127	$11,127
Derivative instruments	—	35	—	35
	$—	$35	$11,127	$11,162

Total	$—	$35	$15,092	$15,127

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

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at July 4, 2015 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$7,179	Discounted cash flow	Estimated yield	0.86%

		Expected holding period	10 years

		Estimated discount rate	3.64%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Contingent consideration

Fair Value at July 4, 2015 (000s)	Valuation Technique	Unobservable Input	Range
$15,092	Monte Carlo simulation	Expected revenue growth rate	40.8% – 71.9%

		Expected revenue volatility	20.0%

		Expected term	0.5 years – 3.5 years

		Estimated discount rate	0.22% – 1.57%

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

The following summarizes the activity in Level 3 financial instruments for the three and six months ended July 4, 2015 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Six Months Ended
Beginning balance	$7,401	$7,419
Loss included in other comprehensive income (loss)	(222)	(240)
Balance at July 4, 2015	$7,179	$7,179

Liabilities

Contingent Consideration (1)	Three Months Ended	Six Months Ended
Beginning balance	$14,804	$18,438
Settlements	—	(4,464)
Loss recognized in earnings (2)	288	1,118
Balance at July 4, 2015	$15,092	$15,092

Net loss for the period included in earnings attributable to contingent consideration held at the end of the period:	$(288)	$(1,118)

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Fair values of other financial instruments

The Company’s Term Loan Facility bears interest at LIBOR plus an applicable margin. The Term Loan Facility is recorded at cost, but is measured at fair value for disclosure purposes. Fair value is estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of July 4, 2015 and January 3, 2015, the fair value of the Company’s debt under the Term Loan Facility was approximately $82.5 million and $87.4 million, respectively.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	July 4, 2015	January 3, 2015
Work in progress	$46,137	$40,640
Finished goods	14,609	11,991
	$60,746	$52,631

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company believes that this strategic acquisition will accelerate its entry into the wireless module market. This factor contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. The goodwill is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$5,710	Not amortized
Developed technology	12,190	8
Customer relationships	6,670	4
Trademarks	880	3
	25,450
Cash and cash equivalents	1,132
Other current assets	6,156
Goodwill	35,145
Other non-current assets	208
Current liabilities	(3,289)
Non-current deferred tax liabilities, net	(4,328)
Long-term debt	(2,232)
Other non-current liabilities	(220)
Total purchase price	$58,022

The allocation of the purchase price is preliminary and subject to change, based on the finalization of income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

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

Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $1.2 million of acquisition-related costs in selling, general and administrative expenses during the six months ended July 4, 2015.

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

In connection with the closing of the Credit Agreement, the Company entered into a security and pledge agreement. Under the security and pledge agreement, the Company pledged equity securities of certain of its subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of July 4, 2015, the Company was in compliance with all covenants of the Credit Facilities.

As of July 4, 2015, the remaining contractual maturities of the Term Loan Facility were as follows (in thousands):

Fiscal Year
2015	$5,000
2016	10,000
2017	67,500
Total	$82,500

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

On July 24, 2015, the Company amended its Credit Agreement. The amended Credit Agreement consists of a $300 million five-year Revolving Credit Facility. See Note 14, Subsequent Event, for additional information.

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Term Loan Facility, the Company entered into an interest rate swap agreement as a hedge against the LIBOR portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the LIBOR portion of the interest on the Term Loan Facility to a fixed interest rate of 0.764% through the maturity date. As of July 4, 2015, the combined interest rate on the Term Loan Facility (which includes an applicable margin) was 2.514%. See Note 4, Derivative Financial Instruments, for additional information.

9. Stockholders’ Equity

Common Stock

The Company issued 0.9 million shares of common stock during the six months ended July 4, 2015.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
October 2014	December 2015	$100,000
January 2014	January 2015	$100,000
January 2013	January 2014	$50,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.2 million shares of its common stock for $10.4 million during the six months ended July 4, 2015. The Company repurchased 0.2 million shares of its common stock for $11.0 million during the six months ended June 28, 2014. These shares were retired upon repurchase.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 3, 2015	$215	$(297)	$(82)

Other comprehensive loss before reclassifications	(374)	(216)	(590)
Amount reclassified from accumulated other comprehensive loss	137	6	143
Net change for the period	(237)	(210)	(447)

Balance at July 4, 2015	$(22)	$(507)	$(529)

Reclassifications From Accumulated Other Comprehensive Loss

	Three Months Ended		Six Months Ended
Reclassification (in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Losses on cash flow hedges to:
Interest expense	$(81)	$(143)	$(211)	$(286)

Losses on available-for-sale securities to:
Interest income	—	—	(10)	—
	(81)	(143)	(221)	(286)

Income tax benefit	28	50	78	100

Total reclassifications	$(53)	$(93)	$(143)	$(186)

10. Stock-Based Compensation

In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”). In fiscal 2014, the stockholders of the Company approved amendments to both the 2009 Plan and the 2009 Purchase Plan. The amendments authorized additional shares of common stock for issuance, to comply with changes in applicable law, improve the Company’s corporate governance and to implement other best practices. The amended plans are currently effective.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Cost of revenues	$229	$178	$459	$374
Research and development	4,960	4,327	9,755	8,568
Selling, general and administrative	5,868	4,777	11,362	9,617
	11,057	9,282	21,576	18,559
Income tax benefit	1,182	587	2,486	1,898
	$9,875	$8,695	$19,090	$16,661

The Company had approximately $66.2 million of total unrecognized compensation costs related to granted stock awards as of July 4, 2015 that are expected to be recognized over a weighted-average period of approximately 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

An evidentiary hearing in this ITC Investigation concluded on December 5, 2014. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination on February 27, 2015, finding that all the patent claims asserted against the Company’s products were either invalid or not infringed. The ALJ also found that Cresta Technology failed to establish the ITC’s domestic industry requirement. Accordingly, the ALJ found no violation by the Company. The Final Determination by the ITC is scheduled to issue on August 19, 2015. The Delaware District Court action has been stayed pending completion of the proceedings in the ITC. The Company intends to vigorously defend against these allegations.

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

13. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $1.0 million and $5.9 million for the three months ended July 4, 2015 and June 28, 2014, resulting in effective tax rates of 11.2% and 29.4%, respectively. Income tax expense was $1.6 million and $7.4 million for the six months ended July 4, 2015 and June 28, 2014, resulting in effective tax rates of 10.5% and 24.9%, respectively. The effective tax rate for both the three months and six months ended July 4, 2015 decreased from the prior periods, primarily due to an increase in the foreign tax rate benefit in the current periods resulting from the completion of payments related to an intercompany licensing transaction. For the six months ended July 4, 2015, the decrease in the effective tax rate was partially offset by the release during the prior period of unrecognized tax benefits related to an uncertain tax position that was closed by statute.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

At July 4, 2015, the Company had gross unrecognized tax benefits of $3.9 million, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

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

14. Subsequent Event

On July 24, 2015, the Company amended its Credit Agreement, which consisted of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility. The amended Credit Agreement (the “Amended Agreement”) consists of a $300 million five-year Revolving Credit Facility. The Company has an option to increase the size of the Revolving Credit Facility by up to an aggregate of $200 million in additional commitments, subject to certain conditions.

On July 24, 2015, the Company borrowed $82.5 million under the Revolving Credit Facility of the Amended Agreement. The Company used the proceeds to pay the remaining balance of its Term Loan Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2015 will have 52 weeks. Fiscal 2014 had 53 weeks with the extra week occurring in the fourth quarter of the year. Our second quarter of fiscal 2015 ended July 4, 2015. Our second quarter of fiscal 2014 ended June 28, 2014.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

•                  Internet of Things (IoT) products, which include our microcontroller (MCU), wireless, sensor and analog products;

•                  Broadcast products, which include our broadcast consumer and automotive products;

•                  Infrastructure products, which include our timing products (clocks and oscillators), and isolation devices; and

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

In the first six months of fiscal 2015, we introduced a highly integrated clock IC for wireless infrastructure applications including base stations; a dual-mode Bluetooth module solution that supports both Bluetooth Smart and Bluetooth Classic wireless technologies; energy-friendly USB-enabled MCUs for power-sensitive IoT applications; a complete Wireless M-Bus platform solution for wirelessly connected smart meters in the European market; high-speed, multi-channel digital isolators targeting industrial applications; a digital audio bridge chip and evaluation kit designed to simplify the development of accessories for iOS devices; a portfolio of receivers/audio processors and multi-standard digital radio ICs for the global car radio market; a family of high-performance digital set-top box tuner ICs designed to reduce system cost and power consumption; the Blue Gecko product portfolio featuring Bluetooth Smart modules and wireless SoC devices for a wide range of wireless IoT designs; the next generation of Simplicity Studio™ enabling concurrent MCU and RF design; next-generation 8-bit MCUs designed for ultra-low-power, small-footprint IoT applications; 32-bit sub-GHz wireless MCUs designed to simplify a wide range of IoT connectivity applications; and high-precision temperature sensors offering exceptional power efficiency. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the six months ended July 4, 2015, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the six months ended July 4, 2015. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended July 4, 2015.

The percentage of our revenues derived from outside of the United States was 84% during the six months ended July 4, 2015.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.9	36.3	41.0	38.2
Gross margin	59.1	63.7	59.0	61.8

Operating expenses:
Research and development	28.8	27.0	28.7	28.1
Selling, general and administrative	24.8	23.3	25.4	23.5
Operating expenses	53.6	50.3	54.1	51.6

Operating income	5.5	13.4	4.9	10.2

Other income (expense):
Interest income	0.1	0.1	0.1	0.2
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Other income (expense), net	0.1	0.0	0.2	0.0
Income before income taxes	5.2	13.0	4.7	9.9
Provision for income taxes	0.6	3.8	0.5	2.5
Net income	4.6%	9.2%	4.2%	7.4%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	Change	% Change	July 4, 2015	June 28, 2014	Change	% Change
Internet of Things	$68.9	$51.1	$17.8	34.8%	$129.8	$99.3	$30.5	30.8%
Broadcast	39.4	50.5	(11.1)	(21.9)%	85.6	101.2	(15.6)	(15.4)%
Infrastructure	30.3	28.6	1.7	5.6%	60.4	52.7	7.7	14.6%
Access	26.3	24.7	1.6	6.5%	52.8	47.4	5.4	11.3%
	$164.9	$154.9	$10.0	6.4%	$328.6	$300.6	$28.0	9.3%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $17.8 million for our Internet of Things products, due primarily to market share gains for our products, increases in the market and the addition of revenues from the acquisition of Bluegiga in January 2015.

•                  Decreased revenues of $11.1 million for Broadcast products, due primarily to decreases in our market share and the market for our consumer ICs and the sale of patents for $5.0 million in the prior three month period. The decrease in Broadcast revenues was offset by increased revenues for our automotive ICs due to increases in market share.

•                  Increased revenues of $1.7 million for our Infrastructure products, due primarily to market share gains.

•                  Increased revenues of $1.6 million for our Access products, due primarily to an increase in the market for our VoIP products.

The change in revenues in the recent six month period was due primarily to:

•                  Increased revenues of $30.5 million for our Internet of Things products, due primarily to market share gains for our products, increases in the market and the addition of revenues from the acquisition of Bluegiga.

•                  Decreased revenues of $15.6 million for Broadcast products, due primarily to decreases in our market share and the market for our consumer ICs and the sale of patents for $5.0 million in the prior six month period. The decrease in Broadcast revenues was offset by increased revenues for our automotive ICs due to increases in market share.

•                  Increased revenues of $7.7 million for our Infrastructure products, due primarily to market share gains.

•                  Increased revenues of $5.4 million for our Access products, due primarily to an increase in the market for our VoIP products.

Unit volumes of our products increased by 9.7% and average selling prices increased by 0.2% compared to the three months ended June 28, 2014. Unit volumes of our products increased by 10.7% and average selling prices increased by 0.4% compared to the six months ended June 28, 2014. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	Change	July 4, 2015	June 28, 2014	Change
Gross margin	$97.4	$98.7	$(1.3)	$193.8	$185.8	$8.0
Percent of revenue	59.1%	63.7%	(4.6)%	59.0%	61.8%	(2.8)%

The decreased dollar amount of gross margin in the recent three month period was due to decreases in gross margin of $7.2 million for our Broadcast products and $1.0 million for our Access products, offset by increases in gross margin of $6.8 million for our Internet of Things products and $0.1 million for our Infrastructure products. The increased dollar amount of gross margin in the recent six month period was due to increases in gross margin of $13.1 million for our Internet of Things products, $4.0 million for our Infrastructure products and $0.4 million for our Access products, offset by a decrease in gross margin of $9.5 million for our Broadcast products. Gross margin in the recent three and six month periods included $1.3 million and $2.4 million, respectively, in acquisition-related charges for the fair value write-up associated with inventory acquired from Bluegiga. Gross margin in the prior year three and six month periods included $5.0 million from the sale of patents, which had no associated cost of revenues.

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

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	Change	% Change	July 4, 2015	June 28, 2014	Change	% Change
Research and development	$47.5	$41.8	$5.7	13.4%	$94.3	$84.3	$10.0	11.9%
Percent of revenue	28.8%	27.0%			28.7%	28.1%

The increase in research and development expense in the recent three and six month periods was principally due to increases of (a) $2.7 million and $6.7 million, respectively, for personnel-related expenses, including costs associated with increased headcount, and (b) $2.0 million and $2.6 million, respectively, for the amortization of intangible assets. We expect that research and development expense will remain relatively stable in absolute dollars in the third quarter of 2015.

Recent development projects include a highly integrated clock IC for wireless infrastructure applications including base stations; a dual-mode Bluetooth module solution that supports both Bluetooth Smart and Bluetooth Classic wireless technologies; energy-friendly USB-enabled MCUs for power-sensitive IoT applications; a complete Wireless M-Bus platform solution for wirelessly connected smart meters in the European market; high-speed, multi-channel digital isolators targeting industrial applications; a digital audio bridge chip and evaluation kit designed to simplify the development of accessories for iOS devices; a portfolio of receivers/audio processors and multi-standard digital radio ICs for the global car radio market; a family of high-performance digital set-top box tuner ICs designed to reduce system cost and power consumption; the Blue Gecko product portfolio featuring Bluetooth Smart modules and wireless SoC devices for a wide range of wireless IoT designs; the next generation of Simplicity Studio enabling concurrent MCU and RF design; next-generation 8-bit MCUs designed for ultra-low-power, small-footprint IoT applications; 32-bit sub-GHz wireless MCUs designed to simplify a wide range of IoT connectivity applications; high-precision temperature sensors offering exceptional power efficiency; digital TV demodulators offering expanded support for emerging and established satellite, terrestrial and cable standards; a new family of PCI Express (PCIe) Gen1/2/3 fanout buffers designed for data center applications; next-generation EZRadio® and EZRadioPRO® wireless ICs offering outstanding power efficiency, wireless range and flexibility; the sixth generation of our high-performance TV tuner ICs addressing global hybrid TV and digital TV markets; a small PCIe-compliant clock generator targeting consumer and embedded applications; sensor development kits to accelerate Internet of Things (IoT) system design; high-performance automotive tuner ICs designed to enhance AM/FM digital radio performance for car radio systems supporting broadcast standards worldwide; and ultra-low-jitter, frequency-flexible clock solutions for high-speed data centers and Internet infrastructure.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	Change	% Change	July 4, 2015	June 28, 2014	Change	% Change
Selling, general and administrative	$41.0	$36.0	$5.0	13.7%	$83.3	$70.6	$12.7	17.9%
Percent of revenue	24.8%	23.3%			25.4%	23.5%

The increase in selling, general and administrative expense in the recent three month period was principally due to increases of (a) $3.2 million for personnel-related expenses, including costs associated with increased headcount, and (b) $1.6 million for adjustments to the fair value of acquisition-related contingent consideration. The increase in selling, general and administrative expense in the recent six month period was principally due to increases of (a) $7.3 million for personnel-related expenses, (b) $2.2 million for adjustments to the fair value of acquisition-related contingent consideration, and (c) $1.2 million for acquisition-related costs. We expect that selling, general and administrative expense will decrease in absolute dollars in the third quarter of 2015.

Interest Income

Interest income for the three and six months ended July 4, 2015 was $0.2 million and $0.4 million, respectively, compared to $0.2 million and $0.5 million for the three and six months ended June 28, 2014, respectively.

Interest Expense

Interest expense for the three and six months ended July 4, 2015 was $0.7 million and $1.5 million, respectively, compared to $0.8 million and $1.6 million for the three and six months ended June 28, 2014, respectively.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended July 4, 2015 was $0.1 million and $0.5 million, respectively, compared to $(6) thousand and $0.1 million for the three and six months ended June 28, 2014, respectively.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	July 4, 2015	June 28, 2014	Change	July 4, 2015	June 28, 2014	Change
Provision for income taxes	$1.0	$5.9	$(4.9)	$1.6	$7.4	$(5.8)
Effective tax rate	11.2%	29.4%		10.5%	24.9%

The effective tax rate for both the three months and six months ended July 4, 2015 decreased from the prior periods, primarily due to an increase in the foreign tax rate benefit in the current periods resulting from the completion of payments related to an intercompany licensing transaction. For the six months ended July 4, 2015, the decrease in the effective tax rate was partially offset by the release during the prior period of unrecognized tax benefits related to an uncertain tax position that was closed by statute.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate and other permanent items including nondeductible compensation expenses.

Business Outlook

We expect revenues in the third quarter of fiscal 2015 to be in the range of $151 to $156 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.04 to $0.10.

Liquidity and Capital Resources

Our principal sources of liquidity as of July 4, 2015 consisted of $272.6 million in cash, cash equivalents and short-term investments, of which approximately $213.6 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, variable-rate demand notes, commercial paper, corporate bonds, certificates of deposit and international government bonds.

Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of July 4, 2015, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Operating Activities

Net cash provided by operating activities was $37.2 million during the six months ended July 4, 2015, compared to net cash provided of $63.4 million during the six months ended June 28, 2014. Operating cash flows during the six months ended July 4, 2015 reflect our net income of $14.0 million, adjustments of $46.9 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $23.7 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $71.4 million at July 4, 2015 from $70.4 million at January 3, 2015. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average days sales outstanding (DSO) was 39 days at July 4, 2015 and January 3, 2015.

Inventory increased to $60.7 million at July 4, 2015 from $52.6 million at January 3, 2015. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. The increase in inventory resulted primarily from (a) actual demand for certain products not matching forecasted demand, and (b) a build in inventory in connection with (i) new product ramps and (ii) the transition of the manufacturing of certain high-voltage products to another of our foundry partners. Our average days of inventory (DOI) was 81 days at July 4, 2015 and 73 days at January 3, 2015.

Investing Activities

Net cash used in investing activities was $37.6 million during the six months ended July 4, 2015, compared to net cash used of $62.0 million during the six months ended June 28, 2014. The decrease in cash outflows was principally due to a decrease of $101.8 million from net purchases of marketable securities, offset by $76.9 million in net payments for the acquisition of businesses, including $56.9 million for the purchase of Bluegiga and $20.0 million for consideration previously withheld in connection with our purchase of Energy Micro. See Note 7, Acquisitions, for additional information regarding the Bluegiga and Energy Micro acquisitions.

We anticipate capital expenditures of approximately $14 to $16 million for fiscal 2015. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $16.2 million during the six months ended July 4, 2015, compared to net cash used of $3.9 million during the six months ended June 28, 2014. The increase in cash outflows was principally due to a decrease of $7.3 million from proceeds from the issuance of common stock, net of cash paid for withheld taxes and a payment of $4.5 million for acquisition-related contingent consideration. In October 2014, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2015.

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

In connection with the closing of the Credit Agreement, we entered into a security and pledge agreement. Under the security and pledge agreement, we pledged equity securities of certain of our subsidiaries, subject to exceptions and limitations. The Credit Facilities contain various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 2.5 to 1 and a minimum fixed charge coverage ratio (EBITDA/debt payments, income taxes and capital expenditures) of no less than 1.50 to 1. As of July 4, 2015, the Company was in compliance with all covenants of the Credit Facilities. See Note 8, Debt, to the Condensed Consolidated Financial Statements for additional information.

On July 24, 2015, we amended our Credit Agreement. The amended Credit Agreement consists of a $300 million five-year Revolving Credit Facility. See Note 14, Subsequent Event, for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of July 4, 2015 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of July 4, 2015 would decrease our annual interest income by approximately $0.7 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of July 4, 2015, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 4, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended July 4, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

An evidentiary hearing in this ITC Investigation concluded on December 5, 2014. The ITC Administrative Law Judge (“ALJ”) issued an Initial Determination on February 27, 2015, finding that all the patent claims asserted against our products were either invalid or not infringed. The ALJ also found that Cresta Technology failed to establish the ITC’s domestic industry requirement. Accordingly, the ALJ found no violation by us. The Final Determination by the ITC is scheduled to issue on August 19, 2015. The Delaware District Court action has been stayed pending completion of the proceedings in the ITC. We intend to vigorously defend against these allegations.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended July 4, 2015 was $94.3 million, or 28.7% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the six months ended July 4, 2015, our ten largest customers accounted for 31% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended July 4, 2015, 65% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 84% during the six months ended July 4, 2015. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended July 4, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 5, 2015 — May 2, 2015	—	$—	—	$82,651

May 3, 2015 — May 30, 2015	6	$49.98	6	$82,371

May 31, 2015 — July 4, 2015	—	$—	—	$82,371
Total	6	$49.98	6

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

3.2*	Third Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2015).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1*

First Amendment to Credit Agreement, dated July 24, 2015, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association, Citibank, N.A., Regions Bank and Bank of America, N.A (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2015).

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

SILICON LABORATORIES INC.

July 29, 2015	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle
Chief Executive Officer
(Principal Executive Officer)

July 29, 2015	/s/ John C. Hollister

Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)