Form 10-Q
period 2015-10-03
SILICON LABORATORIES INC
filed 2015-10-28
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

or

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

As of October 20, 2015, 41,574,684 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	October 3, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$135,640	$141,706
Short-term investments	112,670	193,489
Accounts receivable, net of allowances for doubtful accounts of $695 at October 3, 2015 and $786 at January 3, 2015	61,030	70,367
Inventories	51,957	52,631
Deferred income taxes	19,155	21,173
Prepaid expenses and other current assets	48,903	49,171
Total current assets	429,355	528,537
Long-term investments	7,240	7,419
Property and equipment, net	130,283	132,820
Goodwill	263,925	228,781
Other intangible assets, net	121,208	115,021
Other assets, net	26,040	29,983
Total assets	$978,051	$1,042,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,306	$38,922
Current portion of long-term debt	10,000	10,000
Accrued expenses	50,080	73,646
Deferred income on shipments to distributors	37,881	38,662
Income taxes	1,074	2,084
Total current liabilities	129,341	163,314
Long-term debt	70,000	77,500
Other non-current liabilities	37,234	43,691
Total liabilities	236,575	284,505
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 41,570 and 42,225 shares issued and outstanding at October 3, 2015 and January 3, 2015, respectively	4	4
Additional paid-in capital	—	29,501
Retained earnings	742,091	728,633
Accumulated other comprehensive loss	(619)	(82)
Total stockholders’ equity	741,476	758,056
Total liabilities and stockholders’ equity	$978,051	$1,042,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Revenues	$156,194	$158,144	$484,755	$458,753
Cost of revenues	62,759	62,033	197,523	176,874
Gross margin	93,435	96,111	287,232	281,879
Operating expenses:
Research and development	46,483	42,517	140,805	126,846
Selling, general and administrative	35,729	43,990	118,989	114,618
Operating expenses	82,212	86,507	259,794	241,464
Operating income	11,223	9,604	27,438	40,415
Other income (expense):
Interest income	186	231	544	733
Interest expense	(687)	(768)	(2,160)	(2,346)
Other income (expense), net	(280)	42	218	103
Income before income taxes	10,442	9,109	26,040	38,905
Provision for income taxes	467	3,501	2,112	10,908
Net income	$9,975	$5,608	$23,928	$27,997

Earnings per share:
Basic	$0.24	$0.13	$0.56	$0.65
Diluted	$0.23	$0.13	$0.55	$0.64

Weighted-average common shares outstanding:
Basic	42,331	43,112	42,522	43,218
Diluted	42,795	43,815	43,135	44,030

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Net income	$9,975	$5,608	$23,928	$27,997
Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	154	417	(179)	889
Reclassification for gains included in net income	—	—	10	—

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	(459)	193	(1,035)	(434)
Reclassification for losses included in net income	165	142	376	428

Other comprehensive income (loss), before tax	(140)	752	(828)	883

Provision (benefit) for income taxes	(50)	263	(291)	309

Other comprehensive income (loss)	(90)	489	(537)	574

Comprehensive income	$9,885	$6,097	$23,391	$28,571

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Operating Activities
Net income	$23,928	$27,997
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	9,293	9,512
Amortization of other intangible assets and other assets	21,686	13,090
Stock-based compensation expense	30,798	28,173
Income tax benefit from stock-based awards	1,727	413
Excess income tax benefit from stock-based awards	(2,118)	(654)
Deferred income taxes	1,571	3,894
Changes in operating assets and liabilities:
Accounts receivable	12,097	769
Inventories	2,259	(1,591)
Prepaid expenses and other assets	8,409	12,627
Accounts payable	(5,686)	5,074
Accrued expenses	(280)	28,756
Deferred income on shipments to distributors	(2,825)	6,215
Income taxes	(3,413)	(4,898)
Other non-current liabilities	(10,031)	(21,790)
Net cash provided by operating activities	87,415	107,587

Investing Activities
Purchases of available-for-sale investments	(55,433)	(137,373)
Proceeds from sales and maturities of available-for-sale investments	136,262	100,009
Purchases of property and equipment	(7,281)	(5,500)
Purchases of other assets	(5,291)	(3,339)
Acquisition of business, net of cash acquired	(76,899)	—
Net cash used in investing activities	(8,642)	(46,203)

Financing Activities
Proceeds from issuance of common stock, net of cash paid for withheld taxes	(77)	8,559
Excess income tax benefit from stock-based awards	2,118	654
Repurchases of common stock	(71,448)	(50,942)
Payment of acquisition-related contingent consideration	(4,464)	—
Proceeds from issuance of long-term debt, net	81,238	—
Payments on debt	(92,206)	(3,750)
Net cash used in financing activities	(84,839)	(45,479)

Increase (decrease) in cash and cash equivalents	(6,066)	15,905
Cash and cash equivalents at beginning of period	141,706	95,800
Cash and cash equivalents at end of period	$135,640	$111,705

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at October 3, 2015 and January 3, 2015, the condensed consolidated results of its operations for the three and nine months ended October 3, 2015 and September 27, 2014, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2015 and September 27, 2014, and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2015 and September 27, 2014. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended October 3, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In July 2015, the FASB issued FASB ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this update require inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In April 2015, the FASB issued FASB ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the effect that the adoption of ASU 2015-03 and ASU 2015-15 will have on its financial statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2014-09 and ASU 2015-14 will have on its financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$9,975	$5,608	$23,928	$27,997

Shares used in computing basic earnings per share	42,331	43,112	42,522	43,218

Effect of dilutive securities:
Stock options and other stock-based awards	464	703	613	812
Shares used in computing diluted earnings per share	42,795	43,815	43,135	44,030

Earnings per share:
Basic	$0.24	$0.13	$0.56	$0.65
Diluted	$0.23	$0.13	$0.55	$0.64

For the three months ended October 3, 2015 and September 27, 2014 and the nine months ended October 3, 2015 and September 27, 2014, approximately 0.1 million, 0.1 million, 0.1 million and 0.1 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of October 3, 2015 consisted of municipal bonds, money market funds, variable-rate demand notes, certificates of deposit, international government bonds and corporate bonds. The Company’s long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of October 3, 2015, the Company held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $6.0 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of October 3, 2015, $6.0 million of the auction-rate securities had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2033 to 2046 at October 3, 2015. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of October 3, 2015.

The Company’s cash, cash equivalents and investments consisted of the following (in thousands):

	October 3, 2015
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$68,421	$—	$—	$68,421
Available-for-sale securities:
Money market funds	63,316	—	—	63,316
Certificates of deposit	3,903	—	—	3,903
Total available-for-sale securities	67,219	—	—	67,219

Total cash and cash equivalents	$135,640	$—	$—	$135,640

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$98,605	$(10)	$146	$98,741
Variable-rate demand notes	9,495	—	—	9,495
International government bonds	2,234	—	1	2,235
Corporate bonds	2,202	(3)	—	2,199
Total short-term investments	$112,536	$(13)	$147	$112,670

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$8,000	$(760)	$—	$7,240
Total long-term investments	$8,000	$(760)	$—	$7,240

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

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of October 3, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$8,274	$(10)	$—	$—	$8,274	$(10)
Auction rate securities	—	—	7,240	(760)	7,240	(760)
International government bonds	2,199	(3)	—	—	2,199	(3)
	$10,473	$(13)	$7,240	$(760)	$17,713	$(773)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 3, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$23,735	$(25)	$—	$—	$23,735	$(25)
Corporate bonds	20,327	(35)	—	—	20,327	(35)
Auction rate securities	—	—	7,419	(581)	7,419	(581)
Asset-backed securities	5,080	(3)	—	—	5,080	(3)
International government bond	2,516	(10)	—	—	2,516	(10)
	$51,658	$(73)	$7,419	$(581)	$59,077	$(654)

The gross unrealized losses as of October 3, 2015 and January 3, 2015 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at October 3, 2015 (in thousands):

	Cost	Fair Value
Due in one year or less	$139,704	$139,779
Due after one year through ten years	33,136	33,195
Due after ten years	14,915	14,155
	$187,755	$187,129

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

Interest Rate Swaps

The Company is exposed to interest rate fluctuations in the normal course of its business, including through its Credit Facilities. The interest payments on the facility are calculated using a variable-rate of interest. The Company has entered into an interest rate swap agreement with an original notional value of $100 million (equal to the full amount borrowed under the Credit Facilities) and, effectively, converted the Eurodollar portion of the variable-rate interest payments to fixed-rate interest payments through July 2017.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company estimates the fair values of interest rate swaps based on quoted prices and market observable data of similar instruments. If the Credit Facilities or the interest rate swap agreement is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination. The Company did not discontinue any cash flow hedges in any of the periods presented.

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of October 3, 2015, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

The Company’s derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	October 3, 2015	January 3, 2015
Interest rate swap	Other assets, net	$—	$331
	Other non-current liabilities	329	—

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended			Three Months Ended
	October 3, 2015	September 27, 2014		October 3, 2015	September 27, 2014
Interest rate swaps	$(459)	$193	Interest expense	$(165)	$(142)

	Nine Months Ended			Nine Months Ended
	October 3, 2015	September 27, 2014		October 3, 2015	September 27, 2014
Interest rate swaps	$(1,035)	$(434)	Interest expense	$(376)	$(428)

The Company expects to reclassify $0.3 million of its interest rate swap losses included in accumulated other comprehensive loss as of October 3, 2015 into earnings in the next 12 months, which would be offset by lower interest payments.

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

As of October 3, 2015, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $5.3 million. The fair value of the contract was not material as of October 3, 2015. The contract has a maturity date of December 30, 2015 and it was not designated as a hedging instrument. The Company held no foreign currency forward contracts during the three and nine months ended September 27, 2014.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Gain (Loss) Recognized in Income	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	Location
Foreign currency forward contracts	$379	$—	$825	$—	Other income (expense), net

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

	Fair Value Measurements at October 3, 2015 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$63,316	$—	$—	$63,316
Certificates of deposit	—	3,903	—	3,903
Total cash equivalents	$63,316	$3,903	$—	$67,219

Short-term Investments:
Municipal bonds	$—	$98,741	$—	$98,741
Variable-rate demand notes	—	9,495	—	9,495
International government bonds	—	2,235	—	2,235
Corporate bonds	—	2,199	—	2,199
Total short-term investments	$—	$112,670	$—	$112,670

Long-term Investments:
Auction rate securities	$—	$—	$7,240	$7,240
Total long-term investments	$—	$—	$7,240	$7,240

Total	$63,316	$116,573	$7,240	$187,129

Liabilities:
Accrued expenses:
Contingent consideration	$—	$—	$4,070	$4,070

Other non-current liabilities:
Contingent consideration	$—	$—	$9,192	$9,192
Derivative instruments	—	329	—	329
	$—	$329	$9,192	$9,521

Total	$—	$329	$13,262	$13,591

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

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at October 3, 2015 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$7,240	Discounted cash flow	Estimated yield	1.04%

		Expected holding period	10 years

		Estimated discount rate	3.46%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Contingent consideration

Fair Value at October 3, 2015 (000s)	Valuation Technique	Unobservable Input	Range
$13,262	Monte Carlo simulation	Expected revenue growth rate	38.6% – 47.0%

		Expected revenue volatility	20.0%

		Expected term	0.3 years – 3.3 years

		Estimated discount rate	0.34% – 1.44%

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

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended October 3, 2015 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Nine Months Ended
Beginning balance	$7,179	$7,419
Gain (loss) included in other comprehensive income (loss)	61	(179)
Balance at October 3, 2015	$7,240	$7,240

Liabilities

Contingent Consideration (1)	Three Months Ended	Nine Months Ended
Beginning balance	$15,092	$18,438
Settlements	—	(4,464)
Gain recognized in earnings (2)	(1,830)	(712)
Balance at October 3, 2015	$13,262	$13,262

Net gain for the period included in earnings attributable to contingent consideration held at the end of the period:	$1,830	$712

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Fair values of other financial instruments

The Company’s debt under the Credit Facilities bears interest at the Eurodollar rate plus an applicable margin. The Credit Facilities are recorded at cost, but are measured at fair value for disclosure purposes. Fair value is estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of October 3, 2015 and January 3, 2015, the fair value of the Company’s debt under the Credit Facilities was approximately $80.0 million and $87.4 million, respectively.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	October 3, 2015	January 3, 2015
Work in progress	$38,107	$40,640
Finished goods	13,850	11,991
	$51,957	$52,631

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

Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $1.2 million of acquisition-related costs in selling, general and administrative expenses during the nine months ended October 3, 2015.

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

8. Debt

On July 31, 2012, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a $230 million five-year Credit Agreement (the “Credit Agreement”), which consisted of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility (collectively, the “Credit Facilities”). On July 24, 2015, the Company and the Guarantors amended the Credit Agreement (the “Amended Credit Agreement”) in order to, among other things, increase the borrowing capacity under the Revolving Credit Facility to $300 million, eliminate the Term Loan Facility and extend the maturity date to five years from the closing date. On July 24, 2015, the Company borrowed $82.5 million under the Amended Credit Agreement and paid off the remaining balance of its Term Loan Facility.

The Amended Credit Agreement includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company also has an option to increase the size of the borrowing capacity by up to an aggregate of $200 million in additional commitments, subject to certain conditions.

The Revolving Credit Facility, other than swingline loans, will bear interest at the Eurodollar rate plus an applicable margin or, at the option of the Company, a base rate (defined as the highest of the Wells Fargo prime rate, the Federal Funds rate plus 0.50% and the Eurodollar Base Rate plus 1.00%) plus an applicable margin. Swingline loans accrue interest at the base rate plus the applicable margin for base rate loans. The applicable margins for the Eurodollar rate loans range from 1.25% to 2.00% and for base rate loans range from 0.25% to 1.00%, depending in each case, on the leverage ratio as defined in the Agreement.

The Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of October 3, 2015, the Company was in compliance with all covenants of the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

The Company assumed $2.2 million of debt in connection with its acquisition of Bluegiga. The debt instruments bear interest at rates between 1.0% and 3.0%. On September 25, 2015, the Company paid off the remaining balance of the acquired debt.

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Credit Facilities, the Company entered into an interest rate swap agreement as a hedge against the Eurodollar portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the Eurodollar portion of the interest on the Credit Facilities to a fixed interest rate of 0.764% through July 2017. As of October 3, 2015, the combined interest rate of the Credit Facilities (which includes an applicable margin) and the interest rate swap was 2.264%. See Note 4, Derivative Financial Instruments, for additional information.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Stockholders’ Equity

Common Stock

The Company issued 1.0 million shares of common stock during the nine months ended October 3, 2015.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
August 2015	December 2016	$100,000
October 2014	December 2015	$100,000
January 2014	January 2015	$100,000
January 2013	January 2014	$50,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 1.6 million shares of its common stock for $71.4 million during the nine months ended October 3, 2015. The Company repurchased 1.3 million shares of its common stock for $53.9 million during the nine months ended September 27, 2014. These shares were retired upon repurchase.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 3, 2015	$215	$(297)	$(82)

Other comprehensive loss before reclassifications	(672)	(116)	(788)
Amount reclassified from accumulated other comprehensive loss	245	6	251
Net change for the period	(427)	(110)	(537)

Balance at October 3, 2015	$(212)	$(407)	$(619)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Reclassifications From Accumulated Other Comprehensive Loss

	Three Months Ended		Nine Months Ended
Reclassification (in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Losses on cash flow hedges to:
Interest expense	$(165)	$(142)	$(376)	$(428)

Losses on available-for-sale securities to:
Interest income	—	—	(10)	—
	(165)	(142)	(386)	(428)

Income tax benefit	58	50	135	150

Total reclassifications	$(107)	$(92)	$(251)	$(278)

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Cost of revenues	$249	$201	$708	$574
Research and development	4,623	4,713	14,378	13,282
Selling, general and administrative	4,350	4,700	15,712	14,317
	9,222	9,614	30,798	28,173
Income tax benefit	1,089	1,158	3,575	3,056
	$8,133	$8,456	$27,223	$25,117

The Company had approximately $55.3 million of total unrecognized compensation costs related to granted stock awards as of October 3, 2015 that are expected to be recognized over a weighted-average period of approximately 2.0 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

On September 29, 2015, the ITC issued its Final Determination, finding that all the patent claims asserted against the Company’s products were either invalid or not infringed and that Cresta Technology failed to establish the ITC’s domestic industry requirement. Accordingly, the ITC found no violation by the Company and terminated the Investigation.

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

13. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $0.5 million and $3.5 million for the three months ended October 3, 2015 and September 27, 2014, resulting in effective tax rates of 4.5% and 38.4%, respectively. Income tax expense was $2.1 million and $10.9 million for the nine months ended October 3, 2015 and September 27, 2014, resulting in effective tax rates of 8.1% and 28.0%, respectively. The effective tax rate for both the three months and nine months ended October 3, 2015 decreased from the prior periods, primarily due to an increase in the foreign tax rate benefit in the current periods resulting from the completion of payments related to an intercompany licensing transaction. For the three months ended October 3, 2015 the effective tax rate was further decreased by a decrease in the current period of nondeductible costs related to the Energy Micro acquisition. For the nine months ended October 3, 2015, the decrease in the effective tax rate was partially offset by the release during the prior period of unrecognized tax benefits related to an uncertain tax position that was closed by statute.

At October 3, 2015, the Company had gross unrecognized tax benefits of $3.7 million, all of which would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $0.9 million in the next 12 months due to the lapse of the statute of limitations applicable to tax deductions and tax credits claimed on prior year tax returns.

On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the Tax Court due to other outstanding issues related to the case. At this time, the U.S. Department of the Treasury has not withdrawn the requirement to include stock-based compensation from its regulations. The Company has reviewed this case and its impact and has concluded that no adjustment to the condensed consolidated financial statements is appropriate at this time. The Company will continue to monitor ongoing developments and potential impacts to the condensed consolidated financial statements.

The tax years 2010 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53- week year ending on the Saturday closest to December 31st. Fiscal 2015 will have 52 weeks. Fiscal 2014 had 53 weeks with the extra week occurring in the fourth quarter of the year. Our third quarter of fiscal 2015 ended October 3, 2015. Our third quarter of fiscal 2014 ended September 27, 2014.

Overview

We design and develop proprietary, analog-intensive, mixed-signal integrated circuits (ICs) for a broad range of applications. Mixed-signal ICs are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including communications, consumer, industrial and automotive. Our major customers include Chamberlain, Cisco, Harman Becker, Huawei, Landis & Gyr, LG Electronics, Samsung, Technicolor, Technisat and Varian Medical Systems.

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

In the first nine months of fiscal 2015, we introduced a sixth-generation version of the iWRAP™ Bluetooth software stack for the Bluetooth 3.0 wireless audio accessory market; an isolated current sense amplifier delivering high bandwidth and low signal delay; a fully integrated, pre-certified Blue Gecko wireless module providing a plug-and-play solution for Bluetooth Smart connectivity; a low-jitter, small-footprint and low-power network synchronizer clock; a new release of the Simplicity Studio™ development platform featuring an enhanced real-time Energy Profiler tool; the release of the Thread protocol stack providing IP-based mesh networking technology for the Connected Home market; a highly integrated clock IC for wireless infrastructure applications including base stations; a dual-mode Bluetooth module solution that supports both Bluetooth Smart and Bluetooth Classic wireless technologies; energy-friendly USB-enabled MCUs for power-sensitive IoT applications; a complete Wireless M-Bus platform solution for wirelessly connected smart meters in the European market; high-speed, multi-channel digital isolators targeting industrial applications; a digital audio bridge chip and evaluation kit designed to simplify the development of accessories for iOS devices; a portfolio of receivers/audio processors and multi-standard digital radio ICs for the global car radio market; a family of high-performance digital set-top box tuner ICs designed to reduce system cost and power consumption; the Blue Gecko product portfolio featuring Bluetooth Smart modules and wireless SoC devices for a wide range of wireless IoT designs; the next generation of Simplicity Studio enabling concurrent MCU and RF design; next-generation 8-bit MCUs designed for ultra-low-power, small-footprint IoT applications; 32-bit sub-GHz wireless MCUs designed to simplify a wide range of IoT connectivity applications; and high-precision temperature sensors offering exceptional power efficiency. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the nine months ended October 3, 2015, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented more than 10% of our revenues during the nine months ended October 3, 2015. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended October 3, 2015.

The percentage of our revenues derived from outside of the United States was 85% during the nine months ended October 3, 2015.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Because many of our ICs are designed for use in consumer products such as televisions, set-top boxes, radios and wearables, we expect that the demand for our products will be typically subject to some degree of seasonal demand. However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.2	39.2	40.7	38.6
Gross margin	59.8	60.8	59.3	61.4

Operating expenses:
Research and development	29.8	26.9	29.0	27.7
Selling, general and administrative	22.8	27.8	24.6	24.9
Operating expenses	52.6	54.7	53.6	52.6

Operating income	7.2	6.1	5.7	8.8

Other income (expense):
Interest income	0.1	0.1	0.1	0.2
Interest expense	(0.4)	(0.5)	(0.5)	(0.5)
Other income (expense), net	(0.2)	0.0	0.0	0.0
Income before income taxes	6.7	5.7	5.3	8.5
Provision for income taxes	0.3	2.2	0.4	2.4
Net income	6.4%	3.5%	4.9%	6.1%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	Change	% Change	October 3, 2015	September 27, 2014	Change	% Change
Internet of Things	$65.3	$52.1	$13.2	25.3%	$195.2	$151.4	$43.8	28.9%
Broadcast	36.5	53.0	(16.5)	(31.2)%	122.1	154.3	(32.2)	(20.9)%
Infrastructure	31.1	28.2	2.9	10.3%	91.4	80.8	10.6	13.1%
Access	23.3	24.8	(1.5)	(6.1)%	76.1	72.3	3.8	5.3%
	$156.2	$158.1	$(1.9)	(1.2)%	$484.8	$458.8	$26.0	5.7%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $13.2 million for our Internet of Things products, due primarily to market share gains for our products, increases in the market and the addition of revenues from the acquisition of Bluegiga in January 2015.

•                  Decreased revenues of $16.5 million for Broadcast products, due primarily to decreases in our market share and the market for our consumer ICs and the sale of patents for $2.1 million in the prior three month period. The decrease in Broadcast revenues was offset by increased revenues for our automotive ICs due to increases in market share.

•                  Increased revenues of $2.9 million for our Infrastructure products, due primarily to market share gains.

•                  Decreased revenues of $1.5 million for our Access products, due primarily to a decrease in our market share for our VoIP products.

The change in revenues in the recent nine month period was due primarily to:

•                  Increased revenues of $43.8 million for our Internet of Things products, due primarily to market share gains for our products, increases in the market and the addition of revenues from the acquisition of Bluegiga.

•                  Decreased revenues of $32.2 million for Broadcast products, due primarily to decreases in our market share and the market for our consumer ICs and the sale of patents for $7.1 million in the prior nine month period.

The decrease in Broadcast revenues was offset by increased revenues for our automotive ICs due to increases in market share.

•                  Increased revenues of $10.6 million for our Infrastructure products, due primarily to market share gains.

•                  Increased revenues of $3.8 million for our Access products, due primarily to market share gains for our PoE products.

Unit volumes of our products decreased by 7.0% and average selling prices increased by 7.6% compared to the three months ended September 27, 2014. Unit volumes of our products increased by 4.3% and average selling prices increased by 2.9% compared to the nine months ended September 27, 2014. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	Change	October 3, 2015	September 27, 2014	Change
Gross margin	$93.4	$96.1	$(2.7)	$287.2	$281.9	$5.3
Percent of revenue	59.8%	60.8%	(1.0)%	59.3%	61.4%	(2.1)%

The decreased dollar amount of gross margin in the recent three month period was due to decreases in gross margin of $9.7 million for our Broadcast products and $0.5 million for our Access products, offset by increases in gross margin of $5.3 million for our Internet of Things products and $2.2 million for our Infrastructure products. The increased dollar amount of gross margin in the recent nine month period was due to increases in gross margin of $18.4 million for our Internet of Things products and $6.1 million for our Infrastructure products, offset by a decrease in gross margin of $19.1 million for our Broadcast products and $0.1 million for our Access products. Gross margin in the recent nine month period included $2.4 million in acquisition-related charges for the fair value write-up associated with inventory acquired from Bluegiga. Gross margin in the prior year three and nine month periods included $2.1 million and $7.1 million, respectively, from the sale of patents, which had no associated cost of revenues.

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

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	Change	% Change	October 3, 2015	September 27, 2014	Change	% Change
Research and development	$46.5	$42.5	$4.0	9.3%	$140.8	$126.8	$14.0	11.0%
Percent of revenue	29.8%	26.9%			29.0%	27.7%

The increase in research and development expense in the recent three and nine month periods was principally due to increases of (a) $2.4 million and $9.2 million, respectively, for personnel-related expenses, including costs associated with increased headcount, and (b) $2.2 million and $4.9 million, respectively, for the amortization of intangible assets. We expect that research and development expense will increase in absolute dollars in the fourth quarter of 2015.

Recent development projects include a sixth-generation version of the iWRAP Bluetooth software stack for the Bluetooth 3.0 wireless audio accessory market; an isolated current sense amplifier delivering high bandwidth and low signal delay; a fully integrated, pre-certified Blue Gecko wireless module providing a plug-and-play solution for Bluetooth Smart connectivity; a low-jitter, small-footprint and low-power network synchronizer clock; a new release of the Simplicity Studio development platform featuring an enhanced real-time Energy Profiler tool; the release of the Thread protocol stack providing IP-based mesh networking technology for the Connected Home market; a highly integrated clock IC for wireless infrastructure applications including base stations; a dual-mode Bluetooth module solution that supports both Bluetooth Smart and Bluetooth Classic wireless technologies; energy-friendly USB-enabled MCUs for power-sensitive IoT applications; a complete Wireless M-Bus platform solution for wirelessly connected smart meters in the European market; high-speed, multi-channel digital isolators targeting industrial applications; a digital audio bridge chip and evaluation kit designed to simplify the development of accessories for iOS devices; a portfolio of receivers/audio processors and multi-standard digital radio ICs for the global car radio market; a family of high-performance digital set-top box tuner ICs designed to reduce system cost and power consumption; the Blue Gecko product portfolio featuring Bluetooth Smart modules and wireless SoC devices for a wide range of wireless IoT designs; the next generation of Simplicity Studio enabling concurrent MCU and RF design; next-generation 8-bit MCUs designed for ultra-low-power, small-footprint IoT applications; 32-bit sub-GHz wireless MCUs designed to simplify a wide range of IoT connectivity applications; high-precision temperature sensors offering exceptional power efficiency; digital TV demodulators offering expanded support for emerging and established satellite, terrestrial and cable standards; a new family of PCI Express (PCIe) Gen1/2/3 fanout buffers designed for data center applications; next-generation EZRadio® and EZRadioPRO® wireless ICs offering outstanding power efficiency, wireless range and flexibility; the sixth generation of our high-performance TV tuner ICs addressing global hybrid TV and digital TV markets; and a small PCIe-compliant clock generator targeting consumer and embedded applications.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	Change	% Change	October 3, 2015	September 27, 2014	Change	% Change
Selling, general and administrative	$35.7	$44.0	$(8.3)	(18.8)%	$119.0	$114.6	$4.4	3.8%
Percent of revenue	22.8%	27.8%			24.6%	24.9%

The decrease in selling, general and administrative expense in the recent three month period was principally due to decreases of (a) $7.8 million for adjustments to the fair value of acquisition-related contingent consideration, and (b) $2.5 million for legal fees, primarily related to litigation. The decrease in selling, general and administrative expense in the recent three month period was offset in part by an increase of $1.3 million for personnel-related expenses, including costs associated with increased headcount. The increase in selling, general and administrative expense in the recent nine month period was principally due to increases of (a) $8.6 million for personnel-related expenses, (b) $1.3 million for the amortization of intangible assets, (c) $1.2 million for acquisition-related costs, and (d) $1.0 million for product marketing costs. The increase in selling, general and administrative expense in the recent nine month period was offset in part by decreases of (a) $5.7 million for adjustments to the fair value of acquisition-related contingent consideration, and (b) $4.0 million for legal fees. We expect that selling, general and administrative expense will increase in absolute dollars in the fourth quarter of 2015.

Interest Income

Interest income for the three and nine months ended October 3, 2015 was $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended September 27, 2014, respectively.

Interest Expense

Interest expense for the three and nine months ended October 3, 2015 was $0.7 million and $2.2 million, respectively, compared to $0.8 million and $2.3 million for the three and nine months ended September 27, 2014, respectively.

Other Income (Expense), Net

Other income (expense), net for the three and nine months ended October 3, 2015 was $(0.3) million and $0.2 million, respectively, compared to $42 thousand and $0.1 million for the three and nine months ended September 27, 2014, respectively.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	October 3, 2015	September 27, 2014	Change	October 3, 2015	September 27, 2014	Change
Provision for income taxes	$0.5	$3.5	$(3.0)	$2.1	$10.9	$(8.8)
Effective tax rate	4.5%	38.4%		8.1%	28.0%

The effective tax rate for both the three months and nine months ended October 3, 2015 decreased from the prior periods, primarily due to an increase in the foreign tax rate benefit in the current periods resulting from the completion of payments related to an intercompany licensing transaction. For the three months ended October 3, 2015 the effective tax rate was further decreased by a decrease in the current period of nondeductible costs related to the Energy Micro acquisition. For the nine months ended October 3, 2015, the decrease in the effective tax rate was partially offset by the release during the prior period of unrecognized tax benefits related to an uncertain tax position that was closed by statute.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate and other permanent items including nondeductible compensation expenses.

Business Outlook

We expect revenues in the fourth quarter of fiscal 2015 to be in the range of $156 to $161 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.05 to $0.11.

Liquidity and Capital Resources

Our principal sources of liquidity as of October 3, 2015 consisted of $248.3 million in cash, cash equivalents and short-term investments, of which approximately $155.4 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, variable-rate demand notes, certificates of deposit, international government bonds and corporate bonds.

Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of October 3, 2015, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Operating Activities

Net cash provided by operating activities was $87.4 million during the nine months ended October 3, 2015, compared to net cash provided of $107.6 million during the nine months ended September 27, 2014. Operating cash flows during the nine months ended October 3, 2015 reflect our net income of $23.9 million, adjustments of $63.0 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $0.5 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $61.0 million at October 3, 2015 from $70.4 million at January 3, 2015. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average days sales outstanding (DSO) was 35 days at October 3, 2015 and 39 days at January 3, 2015.

Inventory decreased to $52.0 million at October 3, 2015 from $52.6 million at January 3, 2015. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 75 days at October 3, 2015 and 73 days at January 3, 2015.

Investing Activities

Net cash used in investing activities was $8.6 million during the nine months ended October 3, 2015, compared to net cash used of $46.2 million during the nine months ended September 27, 2014. The decrease in cash outflows was principally due to a decrease of $118.2 million from net purchases of marketable securities, offset by $76.9 million in net payments for the acquisition of businesses, including $56.9 million for the purchase of Bluegiga and $20.0 million for consideration previously withheld in connection with our purchase of Energy Micro. See Note 7, Acquisitions, for additional information regarding the Bluegiga and Energy Micro acquisitions.

We anticipate capital expenditures of approximately $10 to $12 million for fiscal 2015. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $84.8 million during the nine months ended October 3, 2015, compared to net cash used of $45.5 million during the nine months ended September 27, 2014. The increase in cash outflows was principally due to an increase of $88.5 million in payments on debt and an increase of $20.5 million for repurchases of our common stock, offset by net proceeds of $81.2 million from the issuance of long-term debt. In July 2015, we amended our Credit Agreement. See Note 8, Debt, for additional information. In August 2015, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2016.

Debt

On July 31, 2012, we entered into a $230 million five-year Credit Agreement (the “Credit Agreement”), which consisted of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility. On July 24, 2015, we amended the Credit Agreement (the “Amended Credit Agreement”) in order to, among other things, increase the borrowing capacity under the Revolving Credit Facility to $300 million, eliminate the Term Loan Facility and extend the maturity date to five years from the closing date. On July 24, 2015, we borrowed $82.5 million under the Amended Credit Agreement and paid off the remaining balance of our Term Loan Facility.

The Amended Credit Agreement includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. We also have an option to increase the size of the borrowing capacity by up to an aggregate of $200 million in additional commitments, subject to certain conditions.

The Revolving Credit Facility, other than swingline loans, will bear interest at the Eurodollar rate plus an applicable margin or, at our option, a base rate (defined as the highest of the Wells Fargo prime rate, the Federal Funds rate plus 0.50% and the Eurodollar Base Rate plus 1.00%) plus an applicable margin. Swingline loans accrue interest at the base rate plus the applicable margin for base rate loans. The applicable margins for the Eurodollar rate loans range from 1.25% to 2.00% and for base rate loans range from 0.25% to 1.00%, depending in each case, on the leverage ratio as defined in the Agreement.

The Amended Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of October 3, 2015, we were in compliance with all covenants of the Amended Credit Agreement. Our obligations under the Amended Credit Agreement are secured by a security interest in substantially all of our assets. See Note 8, Debt, to the Condensed Consolidated Financial Statements for additional information.

We have entered into an interest rate swap agreement as a hedge against the Eurodollar portion of the variable interest payments under the Credit Facilities and effectively converted the Eurodollar portion of the interest on the Credit Facilities to a fixed interest rate through July 2017. See Note 4, Derivative Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In July 2015, the FASB issued FASB ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this update require inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In April 2015, the FASB issued FASB ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the effect that the adoption of ASU 2015-03 and ASU 2015-15 will have on our financial statements.

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the effect that the adoption of ASU 2014-09 and ASU 2015-14 will have on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of October 3, 2015 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of October 3, 2015 would decrease our annual interest income by approximately $0.7 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facilities. The interest payments on the Credit Facilities consist of a variable-rate of interest and an applicable margin. We have entered into an interest rate swap agreement with an original notional value of $100 million that, effectively, converted the variable-rate interest payments to fixed-rate interest payments through July 2017.

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

Investments in Auction-rate Securities

In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of October 3, 2015, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 3, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended October 3, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 29, 2015, the ITC issued its Final Determination, finding that all the patent claims asserted against our products were either invalid or not infringed and that Cresta Technology failed to establish the ITC’s domestic industry requirement. Accordingly, the ITC found no violation by us and terminated the Investigation.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our ICs are used as components in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended October 3, 2015 was $140.8 million, or 29.0% of revenues. A number of large companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the nine months ended October 3, 2015, our ten largest customers accounted for 30% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended October 3, 2015, 67% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 85% during the nine months ended October 3, 2015. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended October 3, 2015 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 5, 2015 – August 1, 2015	72	$46.94	72	$78,985

August 2, 2015 – August 29, 2015	877	$43.04	877	$141,343

August 30, 2015 – October 3, 2015	469	$42.38	469	$121,370
Total	1,418	$43.02	1,418

In August 2015, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2016. In October 2014, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2015. The programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

3.2*	Third Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2015).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1+	Transition Agreement between Kurt Hoff and Silicon Laboratories Inc. dated August 24, 2015.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference to the indicated filing.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

October 28, 2015	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
Chief Executive Officer
(Principal Executive Officer)

October 28, 2015	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)