Form 10-K
period 2016-01-02
SILICON LABORATORIES INC
filed 2016-02-05
CIK 1038074

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (July 2, 2015) was $2,239,112,519 (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 41,554,116 shares of the registrant's common stock issued and outstanding as of January 26, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Part I

Item 1.    Business

General

        Silicon Laboratories Inc. is a provider of silicon, software and solutions for the Internet of Things (IoT), Internet infrastructure, industrial control, consumer and automotive markets. We solve some of the electronics industry's toughest problems, providing customers with significant advantages in performance, energy savings, connectivity and design simplicity. Backed by our world-class engineering teams with strong software and mixed-signal design expertise, Silicon Laboratories empowers developers with the tools and technologies they need to advance quickly and easily from initial idea to final product.

        Mixed-signal integrated circuits (ICs) are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including industrial, communications, consumer and automotive. Our world-class, mixed-signal ICs leverage standard complementary metal oxide semiconductor (CMOS), a low cost, widely available process technology. This enables smaller, more cost effective and energy efficient solutions. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products that are highly integrated, simplifying our customers' designs and improving their time-to-market.

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

        Simultaneously, these manufacturers face accelerating time-to-market demands and must be able to rapidly adapt to evolving industry standards and new technologies. Because analog-intensive, mixed-signal design expertise is difficult to find, these manufacturers increasingly are turning to third parties, like us, to provide advanced mixed-signal solutions. Mixed-signal design requires specific expertise and relies on creative, experienced engineers to deliver solutions that optimize speed, power and performance, despite the noisy digital environment, and within the constraints of standard manufacturing processes. The development of this design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

        Many mixed-signal IC solution providers lack sufficient analog expertise to develop compelling mixed-signal products. As a result, manufacturers of electronic devices value providers that can supply them with mixed-signal solutions with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

Products

        We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the IoT market including connected home, smart lighting, security, wearables and smart energy applications. We are a supplier of wireless connectivity solutions for the IoT based on Bluetooth®, ZigBee®, Thread, Wi-Fi® and sub-GHz technologies.

        We provide a wide range of timing and isolation products for infrastructure applications including high-performance clocks and oscillators for networking equipment, data centers and wireless base stations, as well as digital isolators and current sensors for industrial power supplies, motor control, solar inverters and hybrid-electric vehicles. We also provide broadcast products, such as TV tuners and demodulators and automotive radio tuners, and access products including subscriber line interface circuits for voice over IP (VoIP), embedded modems, and Power over Ethernet (PoE) power source equipment and powered device ICs.

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

        We group our products into the following categories:

  •
  Internet of Things products, which include our microcontroller (MCU), wireless, sensor and analog products;

  •
  Broadcast products, which include our broadcast consumer and automotive products;

  •
  Infrastructure products, which include our timing products (clocks and oscillators), and isolation devices; and

  •
  Access products, which include our VoIP products, embedded modems and our PoE devices.

        We previously grouped IoT products and Infrastructure products under the Broad-based products heading.

        The following table summarizes the diverse product areas and applications for the various products that we have introduced to customers:

Product Areas and Description	Applications
Internet of Things Products
Microcontrollers and Wireless Products

We offer a family of products ideal for embedded systems that include energy friendly 8-bit mixed-signal microcontrollers, 32-bit wireless MCUs and ultra low-power 32-bit MCUs based on scalable ARM® Cortex-M0+/M3/M4 cores, as well as wireless connectivity devices such as our EZRadio® family of fully integrated, low power transceivers. Our wireless modules provide flexible, highly integrated products that meet demanding requirements and can be used in a number of applications. Our wireless connectivity solutions for the IoT are based on Bluetooth, ZigBee, Thread, Wi-Fi and sub-GHz technologies. Our EFM32™, EFM8™, 8051, wireless MCUs and wireless SoCs are supported by Simplicity Studio™, a one-click access to design tools, documentation, software and support resources. These products generally integrate intelligent data capture, high performance processing, and communication interfaces in a single system on a chip. This family of products addresses a variety of end-markets, including the IoT (connected home, smart lighting, security, wearables and smart energy applications), automotive, communications, consumer, industrial, medical and power management markets.

•

Home automation

•

Security systems

•

Smart lighting

•

Smart metering

•

Wearables

•

Consumer electronics

•

Industrial automation and control

•

Medical instrumentation

•

Automotive sensors and controls

•

Electronic test and measurement equipment

•

White goods

•

Remote controls

Sensors

Our sensor products include optical sensors (proximity, ambient light gestures and heart rate), as well as relative humidity (RH) / temperature sensors. These devices leverage our mixed-signal capability to provide high accuracy, process technology to improve performance and lower power consumption than competing parts.

• Consumer health & fitness (wearables) • Smart home sensing • Industrial controls • Toys and consumer electronics • Monitors and lavatory controls • Consumer medical
Broadcast Products
Broadcast Consumer

Our worldwide hybrid TV tuners with analog TV demodulator in a single CMOS IC leverage our proven digital low-IF architecture and exceed the performance of traditional discrete TV tuners, enabling TV makers to deliver improved picture quality and better reception for both analog and digital broadcasts. Our small, low power and high performance single and dual digital video demodulators support DVB-T/T2, DVB-S/S2/S2X, DVB-C/C2, and/or ISDB-T in a single chip and are ideal for equipment receiving digital terrestrial, satellite and/or cable services. Our AM and FM receivers deliver a complete radio solution from antenna input to audio output in a single chip. The broadcast audio products are based on an innovative digital architecture that enables significant improvements in performance, which translates to a better consumer experience, while reducing system cost and board space for our customers.

•

Integrated digital televisions (iDTV)

•

Free-to-Air (FtA) or pay-TV set-top boxes

•

PVR/DVD/Blu-Ray/HDD video recorders

•

PC-TV applications

•

AM/FM clock radios

•

Portable audio devices

•

MP3/digital media players

•

Home theater systems

Product Areas and Description	Applications
Broadcast Automotive

Our high-performance solutions for car sound systems include high fidelity radio ICs that improve the end user experience, reduce system cost and take advantage of the latest digital features. Our scalable architecture enables infotainment system suppliers to leverage their investments across multiple product lines ranging from entry-level car radios to cutting-edge multi-tuner, multi-antenna radios for premium vehicles.

• Automotive infotainment systems/radios • Navigation/GPS devices
Infrastructure Products
Timing Devices

Robust demand for bandwidth is driving the deployment of next-generation Internet infrastructure equipment to deliver higher speed, higher capacity and more flexible networks. This transition puts unique requirements on the clocks and oscillators used to provide timing and synchronization for the equipment responsible for switching, transporting, processing and storing network traffic. To meet this need, we provide low jitter, frequency flexible, mass customizable timing solutions that accelerate development time, minimize cost and improve system reliability. Our high-performance "clock-tree-on-a-chip" products offer highly integrated single-chip IC solutions for clock synthesis and jitter attenuation, offering superior jitter performance and frequency flexibility for high data rate applications.

•

Networking equipment

•

Telecommunications

•

Optical networking

•

Wireless base stations

•

Small cells and mobile backhaul

•

Broadcast video

•

Servers and storage

•

Test and measurement equipment

•

Image processing

•

High-speed data acquisition

Isolation Products

Our isolation techniques enable customers to meet safety standards for isolation and solve difficult electronic noise issues. Products include multi-channel isolators, isolated drivers, isolated power converters and mixed-signal devices that simplify design, improve reliability, minimize noise emissions, and reduce system cost.

• Switch mode power supplies • Industrial networking • Hybrid / Electric automotive drive trains • Solar inverters • Motor control • Isolated analog data acquisition
Access Products
ProSLIC® Subscriber Line Interface Circuits for VoIP

Our ProSLIC provides the analog subscriber line interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Our offerings are well suited for the market for Voice over IP telephony applications deployed over cable, DSL, optical and wireless fixed terminal networks.

• Voice functionality for cable, DSL and optical digital modems and terminal adapters • VoIP residential gateways • Wireless local loop remote access systems • PBXs

Product Areas and Description	Applications
ISOmodem® Embedded Modems

The ISOmodem embedded modems leverage innovative silicon direct access arrangement (DAA) technology and a digital signal processor to deliver a globally compliant, compact analog modem for embedded applications.

• Point of sale (POS) terminals • Fax machines and multi-function printers • Security systems • Industrial monitoring • Remote medical monitoring
Power over Ethernet

Our Power over Ethernet power source equipment and powered device ICs offer highly differentiated solutions with a reduced total bill of materials (BOM) and improved performance and reliability. Our solutions offer a higher level of integration not available with competing solutions.

• Enterprise networking routers and switches • Wireless access points (WAP) • VoIP phones • POS terminals • Security cameras

        Revenues during fiscal 2015, 2014 and 2013 were generated predominately by sales of our mixed-signal products. The following summarizes our revenue by product category (in thousands):

	Fiscal Year
	2015	2014	2013
Internet of Things	$262,329	$209,005	$181,254
Broadcast	161,787	204,256	199,837
Infrastructure	121,974	108,123	100,523
Access	98,736	99,320	98,473

Revenues	$644,826	$620,704	$580,087

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

        Two of our distributors, Edom Technology and Avnet, represented 20% and 12% of our revenues during fiscal 2015, respectively. No other distributor accounted for 10% or more of revenues for fiscal 2015.

        During fiscal 2015, our ten largest end customers accounted for 29% of our revenues. We had no customer that represented more than 10% of our revenues during this period. Our major customers include Chamberlain, Cisco, Harman Becker, Huawei, LG Electronics, Samsung, Technicolor, Technisat, Varian Medical Systems and ZTE.

        We maintain numerous sales offices in North America, Europe and Asia. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 85% in fiscal 2015. For further information regarding our revenues and long-lived assets by geographic area, see Note 18, Segment Information, to the Consolidated Financial Statements.

        Our direct sales force is comprised of a number of sales professionals who possess varied levels of responsibility and experience, including directors, country managers, regional sales managers, district sales managers, strategic account managers, field sales engineers and sales representatives. We also utilize independent sales representatives and distributors to generate sales of our products. We have relationships with many independent sales representatives and distributors worldwide whom we have selected based on their understanding of the mixed-signal marketplace and their ability to provide effective field sales applications support for our products.

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

        Due to the complex and innovative nature of our products, we employ experienced applications engineers who work closely with customers to support the design-win process, and can significantly accelerate the customer's time to market. A design-win occurs when a customer has designed our ICs into its product architecture and ordered product from us. A considerable amount of effort to assist the customer in incorporating our ICs into its products is typically required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers. The amount of time required to achieve a design-win can vary substantially depending on a customer's development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Not all design wins ultimately result in revenue. However, once a completed design architecture has been implemented and produced in high volumes, our customers are reluctant to significantly alter their designs due to this extensive design-win process. We believe this process, coupled with our intellectual property protection, promotes relatively longer product life cycles for our products and high barriers to entry for competitive products, even if such competing products are offered at lower prices. Our close collaboration with our customers provides us with knowledge of derivative product ideas or completely new product line offerings that may not otherwise arise in other new product discussions.

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

        Research and development expenses were $188.1 million, $173.0 million and $157.8 million in fiscal 2015, 2014 and 2013, respectively.

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

  •
  Software expertise;

  •
  Module integration and design expertise; and

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

  Module Integration and Design Expertise

        The market for wireless modules has grown as customers search for solutions that provide turnkey wireless connectivity to their products. The development of modules is difficult due to stringent requirements, including high levels of integration and programmability, performance, reliability, security and power efficiency. In addition, designs must meet numerous wireless standards deployed in various environments and serving diverse requirements.

        Our combined expertise in IC design and software allows us to engineer the development of our modules to create a robust, high-performance connection in challenging wireless environments. We have developed wireless modules based on numerous wireless standards, including Bluetooth, ZigBee, Thread, Wi-Fi and sub-GHz. We believe our demonstrated proficiency in the design of modules provides our customers with significant advantages.

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

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2015, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2016.

Backlog

        As of January 2, 2016, our backlog was approximately $136.9 million, compared to approximately $122.4 million as of January 3, 2015. We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. We only include orders with an expected shipping date from us within six months. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Shipments to distributors are not recognized as revenue until the products are sold by the distributors. Additionally, our arrangements with distributors typically provide for price protection and stock rotation activities. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.

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

        Due to our diversified product portfolio and the numerous markets and applications we serve, we target a relatively large number of competitors. We compete with Analog Devices, Atmel, Conexant, Cypress, IDT, Intel, Marvell Technology Group, Maxim Integrated Products, MaxLinear, Microchip, Microsemi, Nordic Semiconductor, NXP Semiconductors, Qualcomm, Renesas, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products that could eliminate the need for our ICs.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of January 2, 2016, we had approximately 1,208 issued or pending United States patents. We also frequently file for patent protection in a variety of international jurisdictions with respect to the proprietary technology covered by our U.S. patents and patent applications. There can be no assurance that patents will ever be issued with respect to these applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Employees

        As of January 2, 2016, we employed 1,199 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

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

  •
  The demand for, and life cycles of, the products incorporating our mixed-signal solutions;

  •
  The rate of adoption of mixed-signal products in the markets we target;

  •
  Deferrals or reductions of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of mixed-signal ICs;

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

If we are unable to develop or acquire new and enhanced products that achieve market acceptance in a timely manner, our operating results and competitive position could be harmed

        Our future success will depend on our ability to develop or acquire new products and product enhancements that achieve market acceptance in a timely and cost-effective manner. The development of mixed-signal ICs is highly complex, and we have at times experienced delays in completing the development and introduction of new products and product enhancements. Successful product development and market acceptance of our products depend on a number of factors, including:

  •
  Requirements of customers;

  •
  Accurate prediction of market and technical requirements;

  •
  Timely completion and introduction of new designs;

  •
  Timely qualification and certification of our products for use in our customers' products;

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

        We cannot provide any assurance that products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many products. If our products fail to achieve market acceptance, or if we fail to develop new products on a timely basis that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. The growth of the Internet of Things (IoT) market is dependent on the adoption of industry standards to permit devices to connect and communicate with each other. If the industry cannot agree on a common set of standards, then the growth of the IoT market may be slower than expected.

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

        Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2015 was $188.1 million, or 29.2% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2015, our ten largest customers accounted for 29% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

  •
  We do not have material long-term purchase contracts with our customers;

  •
  Substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

  •
  Some of our customers may have efforts underway to actively diversify their vendor base which could reduce purchases of our products; and

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

        In contrast to the ICs that we have historically developed, our acquisition of Bluegiga and Telegesis will entail additional efforts to develop modules, which are products that incorporate ICs as well as additional software. We have limited experience with developing modules. Modules tend to have higher average selling prices but lower overall gross margins than ICs. Bluegiga's modules currently incorporate products from some of our competitors. Any disruption in supply of those products would adversely affect our business.

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

Failure to manage our distribution channel relationships could impede our future growth

        The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2015, 67% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management's time and system resources to manage properly.

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

Our products are complex and may contain errors which could lead to liability, an increase in our costs and/or a reduction in our revenues

        Our products are complex and may contain errors, particularly when first introduced or as new versions are released. Our products are increasingly being designed in more complex processes, include higher levels of software and hardware integration in modules and system-level solutions and/or include elements provided by third parties which further increase the risk of errors. Many of our products focus on wireless connectivity and the IoT market and such connectivity may make these products particularly susceptible to cyber-attacks. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any errors or vulnerabilities prior to delivery of our products to our customers.

        Should problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers. These errors also could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations and business reputation problems. Any defects could result in refunds or other liability or require product replacement or recall. Any of the foregoing could impose substantial costs and harm our business.

        Product liability, data breach or cyber liability claims may be asserted with respect to our products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could cause failure in our customer's end-product, so we could face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved. Furthermore, product liability risks are particularly significant with respect to medical and automotive applications because of the risk of serious harm to users of these products. There can be no assurance that any insurance we maintain will sufficiently protect us from any such claims.

We rely on third parties to manufacture, assemble and test our products and the failure to successfully manage our relationships with our manufacturers and subcontractors would negatively impact our ability to sell our products

        We do not have our own wafer fab manufacturing facilities. Therefore, we rely on third-party vendors to manufacture the products we design. We also currently rely on Asian third-party assembly subcontractors to assemble and package the silicon chips provided by the wafers for use in final products. Additionally, we rely on these offshore subcontractors for a substantial portion of the testing requirements of our products prior to shipping. We expect utilization of third-party subcontractors to continue in the future.

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

        Most of the silicon wafers for the products that we sold during fiscal 2015 were manufactured either by Taiwan Semiconductor Manufacturing Co. (TSMC) or TSMC's affiliates or by Semiconductor Manufacturing International Corporation (SMIC). Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results.

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

Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales

        Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer's system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product or software, changes in the IC's manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

        We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in

Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 85% during fiscal 2015. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

        To date, substantially all of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. Similarly, a decrease in the value of the U.S. dollar could reduce our buying power with respect to international suppliers.

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

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed

        We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal products. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements, and competition for such personnel is intense. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers, sales, applications and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

        Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third-party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our products. None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

        The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Atmel, Conexant, Cypress, IDT, Intel, Marvell Technology Group, Maxim Integrated Products, MaxLinear, Microchip, Microsemi, Nordic Semiconductor, NXP Semiconductors, Qualcomm, Renesas, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

We may be subject to information technology failures that could damage our reputation, business operations and financial condition

        We rely on information technology for the effective operation of our business. Our systems are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, theft, physical or electronic break-ins, cyber-attacks, sabotage, vandalism, or similar events or disruptions. Our security measures may not detect or prevent such security breaches. Any such compromise of our information security could result in the theft or unauthorized publication or use of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation. In addition, our inability to use or access information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our business and operating results.

        Third parties with which we conduct business, such as foundries, assembly and test contractors, distributors and customers, have access to certain portions of our sensitive data. In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our reputation, business operations and financial results.

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

        Our pursuit of necessary technological advances may require substantial time and expense. We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. If our products fail to achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we purchased in 2012, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 130,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, Brazil, Canada, China, Finland, France, Germany, Hungary, India, Italy, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.    Legal Proceedings

Patent Litigation

        On January 21, 2014, Cresta Technology Corporation ("Cresta Technology"), a Delaware corporation, filed a lawsuit against us, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., LG Electronics Inc. and LG Electronics U.S.A., Inc. in the United States District Court

in the District of Delaware, alleging infringement of three United States Patents (the "Cresta Patents"). The Delaware District Court action has been stayed.

        On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission ("ITC") alleging infringement of the same patents. During the course of the proceedings, Cresta Technology withdrew its allegations as to one of the three Cresta Patents. On September 29, 2015, the ITC issued its Final Determination, finding that all the patent claims asserted against our products were either invalid or not infringed and that Cresta Technology failed to establish the ITC's domestic industry requirement. The ITC found no violation by us and terminated the investigation. On November 30, 2015, Cresta Technology filed an appeal of the ITC decision to the Federal Circuit, which is now pending.

        In a parallel process, we challenged the validity of the claims of the Cresta Patents asserted in the ITC investigation through a series of Inter-Parties Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. On December 18, 2015, Cresta Technology filed notices of appeal to the United States Court of Appeals for the Federal Circuit as to this first USPTO determination. The USPTO has instituted a second set of IPR proceedings against a second set of the remaining claims.

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

        On July 16, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of United States Patent Nos. 6,308,055, 6,304,146, 6,137,372, 6,233,441, 6,965,761 and 7,353,011. We are seeking a permanent injunction stopping the sale of all allegedly infringing Cresta Technology products and an award of damages and attorney fees. This lawsuit is currently scheduled for trial in March 2016.

        As is customary in the semiconductor industry, we provide indemnification protection to our customers for intellectual property claims related to our products. We have not accrued any material liability on our consolidated balance sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

        We intend to continue to vigorously defend against Cresta Technology's allegations. At this time, we cannot predict the outcome of these matters or the resulting financial impact to us, if any.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 26, 2016, there were 90 holders of record of our common stock.

	High	Low
Fiscal Year 2014
First Quarter	$54.00	$41.19
Second Quarter	53.78	42.41
Third Quarter	50.05	39.28
Fourth Quarter	48.50	36.29
Fiscal Year 2015
First Quarter	$52.83	$42.61
Second Quarter	58.54	49.85
Third Quarter	53.84	39.33
Fourth Quarter	54.72	42.06

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

Company / Index	01/01/11	12/31/11	12/29/12	12/28/13	01/03/15	01/02/16
Silicon Laboratories Inc.	$100.00	$94.35	$90.16	$92.03	$103.24	$105.48
NASDAQ Composite	$100.00	$99.17	$114.20	$162.41	$186.93	$200.31
PHLX Semiconductor Index	$100.00	$89.70	$94.37	$135.11	$178.12	$175.32

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on January 1, 2011, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended January 2, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 4, 2015 - October 31, 2015	—	$—	—	$121,370
November 1, 2015 - November 28, 2015	—	$—	—	$121,370
November 29, 2015 - January 2, 2016	—	$—	—	$100,000

Total	—	$—	—

        The program that was originally announced in October 2014 to repurchase up to $100 million of our common stock expired as scheduled in December 2015. In August 2015, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2016. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 6.    Selected Financial Data

        Please read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and the notes to those statements included in this Form 10-K.

	Fiscal Year
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$644,826	$620,704	$580,087	$563,294	$491,625
Operating income	$32,234	$51,421	$64,310	$85,675	$50,074
Net income	$29,586	$38,021	$49,819	$63,548	$35,472
Earnings per share:
Basic	$0.70	$0.88	$1.17	$1.51	$0.82
Diluted	$0.69	$0.87	$1.14	$1.47	$0.79
Consolidated Balance Sheet Data
Cash, cash equivalents and investments (1)	$250,112	$342,614	$286,025	$293,360	$324,967
Working capital	280,819	365,223	350,170	361,304	370,211
Total assets	1,011,463	1,042,561	991,150	871,966	705,991
Long-term obligations	108,028	121,191	143,441	115,615	24,214
Total stockholders' equity	761,114	758,056	738,562	649,973	598,939

(1)
Reflects repurchases of $71 million, $72 million, $26 million, $62 million and $110 million of our common stock in fiscal 2015, 2014, 2013, 2012 and 2011, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52-or 53-week year ending on the Saturday closest to December 31st. Fiscal 2015 was a 52-week year and ended on January 2, 2016. Fiscal 2014 was a 53-week year with the extra week occurring in the fourth quarter of the year and ended on January 3, 2015. Fiscal 2013 was a 52-week year and ended on December 28, 2013.

Overview

        We are a provider of silicon, software and solutions for the Internet of Things (IoT), Internet infrastructure, industrial control, consumer and automotive markets. We solve some of the electronics industry's toughest problems, providing customers with significant advantages in performance, energy savings, connectivity and design simplicity. Mixed-signal integrated circuits (ICs) are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including industrial, communications, consumer and automotive. Our major customers include Chamberlain, Cisco, Harman Becker, Huawei, LG Electronics, Samsung, Technicolor, Technisat, Varian Medical Systems and ZTE.

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

        Our expertise in analog-intensive, high-performance, mixed-signal ICs enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

  •
  Internet of Things products, which include our microcontroller (MCU), wireless, sensor and analog products;

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

        Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. In fiscal 2015, we acquired Bluegiga Technologies Oy and Telegesis (UK) Limited. Bluegiga is a provider of Bluetooth Smart, Bluetooth Classic and Wi-Fi modules and software stacks for a multitude of applications in the IoT, industrial automation, consumer electronics, automotive, retail, residential, and health and fitness markets. Telegesis is a supplier of wireless mesh networking modules based on our

ZigBee and Thread technology, targeting applications in the smart energy, home automation and industrial automation markets. See Note 9, Acquisitions, for additional information.

        In fiscal 2015, we introduced two new EFM32 Gecko MCU families that provide advancements in security and energy management technologies; the TouchXpress™ family of fixed-function controllers, which speeds development of capacitive sensing applications; a new EFM8 MCU family that delivers high analog performance and peripheral integration in the 8-bit market; comprehensive reference designs that reduce time to market and simplify the development of ZigBee-based home automation, connected lighting and smart gateway products; a new family of multi-channel digital isolators featuring a high-voltage isolation barrier designed to withstand 10 kV surge hits; a new family of subscriber line interface circuits (SLICs) offering low power consumption, small footprint, and high levels of integration and programmability for the VoIP gateway market; a comprehensive reference design solution that streamlines the development of voice-enabled ZigBee remote controls; a sixth-generation version of the iWRAP™ Bluetooth software stack for the Bluetooth 3.0 wireless audio accessory market; an isolated current sense amplifier delivering high bandwidth and low signal delay; a fully integrated, pre-certified Blue Gecko wireless module providing a plug-and-play solution for Bluetooth Smart connectivity; a low-jitter, small-footprint and low-power network synchronizer clock; a new release of the Simplicity Studio development platform featuring an enhanced real-time Energy Profiler tool; the release of the Thread protocol stack providing IP-based mesh networking technology for the Connected Home market; a highly integrated clock IC for wireless infrastructure applications including base stations; a dual-mode Bluetooth module solution that supports both Bluetooth Smart and Bluetooth Classic wireless technologies; energy-friendly USB-enabled MCUs for power-sensitive IoT applications; a complete Wireless M-Bus platform solution for wirelessly connected smart meters in the European market; high-speed, multi-channel digital isolators targeting industrial applications; a digital audio bridge chip and evaluation kit designed to simplify the development of accessories for iOS devices; a portfolio of receivers/audio processors and multi-standard digital radio ICs for the global car radio market; a family of high-performance digital set-top box tuner ICs designed to reduce system cost and power consumption; the Blue Gecko product portfolio featuring Bluetooth Smart modules and wireless SoC devices for a wide range of wireless IoT designs; the next generation of Simplicity Studio enabling concurrent MCU and RF design; next-generation 8-bit MCUs designed for ultra-low-power, small-footprint IoT applications; 32-bit sub-GHz wireless MCUs designed to simplify a wide range of IoT connectivity applications; and high-precision temperature sensors offering exceptional power efficiency. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

        During fiscal 2015, we had no customer that represented more than 10% of our revenues. During fiscal 2014 and 2013, we had one customer, Samsung, whose purchases across a variety of product areas represented 12% and 15% of our revenues, respectively. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors, Edom Technology and Avnet, represented 20% and 12% of our revenues during fiscal 2015, 20% and 12% of our revenues during fiscal 2014, and 21% and 11% of our revenues during fiscal 2013, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal 2015, 2014 or 2013.

        The percentage of our revenues derived from outside of the United States was 85% in fiscal 2015, 86% in fiscal 2014 and 88% in fiscal 2013. Substantially all of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Results of Operations

        The following describes the line items set forth in our Consolidated Statements of Income:

        Revenues.    Revenues are generated predominately by sales of our products. We recognize revenue on sales when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, we recognize revenue from product sales to direct customers and contract manufacturers upon shipment. Certain of our sales are made to distributors under agreements allowing certain rights of return and price protection on products unsold by distributors. Accordingly, we defer the revenue and cost of revenue on such sales until the distributors sell the product to the end customer. A small portion of our revenues is derived from the sale of patents. The above revenue recognition criteria for patent sales are generally met upon the execution of the patent sale agreement. Our products typically carry a one-year replacement warranty. Replacements have been insignificant to date.

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

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues	40.9	39.0	39.2

Gross margin	59.1	61.0	60.8
Operating expenses:
Research and development	29.2	27.9	27.2
Selling, general and administrative	24.9	24.8	22.5

Operating expenses	54.1	52.7	49.7

Operating income	5.0	8.3	11.1
Other income (expense):
Interest income	0.1	0.2	0.2
Interest expense	(0.4)	(0.6)	(0.6)
Other income (expense), net	0.0	0.0	0.0

Income before income taxes	4.7	7.9	10.7
Provision for income taxes	0.1	1.8	2.1

Net income	4.6%	6.1%	8.6%

Comparison of Fiscal 2015 to Fiscal 2014

Revenues

	Fiscal Year
(in millions)	2015	2014	Change	% Change
Internet of Things	$262.3	$209.0	$53.3	25.5%
Broadcast	161.8	204.3	(42.5)	(20.8)%
Infrastructure	122.0	108.1	13.9	12.8%
Access	98.7	99.3	(0.6)	(0.6)%

Revenues	$644.8	$620.7	$24.1	3.9%

        The change in revenues in fiscal 2015 was due primarily to:

  •
  Increased revenues of $53.3 million for our Internet of Things products, due primarily to market share gains for our products, increases in the market and the addition of revenues from acquisitions.

  •
  Decreased revenues of $42.5 million for Broadcast products, due primarily to decreases in our market share and the market for our consumer products and the sale of patents for $7.1 million in the fiscal 2014. The decrease in Broadcast revenues was offset by increased revenues for our automotive products due to increases in market share.

  •
  Increased revenues of $13.9 million for our Infrastructure products, due primarily to market share gains.

  •
  Decreased revenues of $0.6 million for our Access products.

        Unit volumes of our products increased by 3.4% and average selling prices increased by 1.7% compared to fiscal 2014. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Fiscal Year
(in millions)	2015	2014	Change
Gross margin	$380.8	$378.6	$2.2
Percent of revenue	59.1%	61.0%	(1.9)%

        The increased dollar amount of gross margin in fiscal 2015 was due to increases in gross margin of $18.8 million for our Internet of Things products, $8.1 million for our Infrastructure products and $0.6 million for our Access products, offset by a decrease in gross margin of $25.3 million for our Broadcast products. Gross margin in fiscal 2015 included $2.6 million in acquisition-related charges for the fair value write-up associated with inventory acquired from Bluegiga and Telegesis. Gross margin in fiscal 2014 included $7.1 million from the sale of patents, which had no associated cost of revenues.

        We may experience declines in the average selling prices of certain of our products. This creates downward pressure on gross margin as a percentage of revenues and may be offset to the extent we are able to: 1) introduce higher margin new products and gain market share with our products; 2) reduce costs of existing products through improved design; 3) achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; 4) achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or 5) reduce logistics costs.

Research and Development

	Fiscal Year
				% Change
(in millions)	2015	2014	Change
Research and development	$188.1	$173.0	$15.1	8.7%
Percent of revenue	29.2%	27.9%

        The increase in research and development expense in fiscal 2015 was principally due to increases of (a) $9.7 million for personnel-related expenses, including costs associated with increased headcount, and (b) $6.7 million for the amortization of intangible assets. We expect that research and development expense will increase in absolute dollars in the first quarter of 2016.

        Recent development projects include two new EFM32 Gecko MCU families that provide advancements in security and energy management technologies; the TouchXpress family of fixed-function controllers, which speeds development of capacitive sensing applications; a new EFM8 MCU family that delivers high analog performance and peripheral integration in the 8-bit market; comprehensive reference designs that reduce time to market and simplify the development of ZigBee-based home automation, connected lighting and smart gateway products; a new family of multi-channel digital isolators featuring a high-voltage isolation barrier designed to withstand 10 kV surge hits; a new family of SLICs offering low power consumption, small footprint, and high levels of integration and programmability for the VoIP gateway market; a comprehensive reference design solution that streamlines the development of voice-enabled ZigBee remote controls; a sixth-generation version of the iWRAP Bluetooth software stack for the Bluetooth 3.0 wireless audio accessory market; an isolated current sense amplifier delivering high bandwidth and low signal delay; a fully integrated, pre-certified Blue Gecko wireless module providing a plug-and-play solution for Bluetooth Smart connectivity; a low-jitter, small-footprint and low-power network synchronizer clock; a new release of the Simplicity Studio development platform featuring an enhanced real-time Energy Profiler tool; the release of the Thread protocol stack providing IP-based mesh networking technology for the Connected Home market; a highly integrated clock IC for wireless infrastructure applications including base stations; a dual-mode Bluetooth module solution that supports both Bluetooth Smart and Bluetooth Classic wireless technologies; energy-friendly USB-enabled MCUs for power-sensitive IoT applications; a complete Wireless M-Bus platform solution for wirelessly connected smart meters in the European market; high-speed, multi-channel digital isolators targeting industrial applications; a digital audio bridge chip and evaluation kit designed to simplify the development of accessories for iOS devices; a portfolio of receivers/audio processors and multi-standard digital radio ICs for the global car radio market; a family of high-performance digital set-top box tuner ICs designed to reduce system cost and power consumption; the Blue Gecko product portfolio featuring Bluetooth Smart modules and wireless SoC devices for a wide range of wireless IoT designs; the next generation of Simplicity Studio enabling concurrent MCU and RF design; next-generation 8-bit MCUs designed for ultra-low-power, small-footprint IoT applications; 32-bit sub-GHz wireless MCUs designed to simplify a wide range of IoT connectivity applications; and high-precision temperature sensors offering exceptional power efficiency.

Selling, General and Administrative

	Fiscal Year
				% Change
(in millions)	2015	2014	Change
Selling, general and administrative	$160.5	$154.1	$6.4	4.1%
Percent of revenue	24.9%	24.8%

        The increase in selling, general and administrative expense in fiscal 2015 was principally due to increases of (a) $10.8 million for personnel-related expenses, including costs associated with increased headcount, (b) $1.9 million for the amortization of intangible assets, (c) $1.6 million for acquisition-

related costs, and (d) $1.0 million for product marketing costs. The increase in selling, general and administrative expense was offset in part by decreases of (a) $6.3 million for legal fees, primarily related to litigation, and (b) $5.2 million for adjustments to the fair value of acquisition-related contingent consideration. We expect that selling, general and administrative expense will increase in absolute dollars in the first quarter of 2016.

Interest Income

        Interest income in fiscal 2015 was $0.7 million compared to $1.0 million in fiscal 2014.

Interest Expense

        Interest expense in fiscal 2015 was $2.8 million compared $3.2 million in fiscal 2014.

Other Income (Expense), Net

        Other income (expense), net in fiscal 2015 was $0.1 million compared to $(0.2) million in fiscal 2014.

Provision for Income Taxes

	Fiscal Year
(in millions)	2015	2014	Change
Provision for income taxes	$0.7	$11.0	$(10.3)
Effective tax rate	2.2%	22.5%

        The effective tax rate for fiscal 2015 decreased from fiscal 2014, primarily due to the completion of payments related to a prior year intercompany licensing arrangement resulting in an increase to the foreign tax rate benefit as well as the recognition of a net benefit resulting from a change in the tax accounting treatment of stock-based compensation in a cost-sharing arrangement following a recent U.S. Tax Court case (Altera). See Note 17, Income Taxes, for additional information.

        The decrease in the effective tax rate from the completion of payments related to a prior year intercompany licensing arrangement and the recognition of a net benefit from the Altera case, was partially offset by an increase in the prior year valuation allowance related to lower expectations of profitability in jurisdictions where tax attributes exist. Additionally, the Company expects a lower realization of the recently re-enacted U.S. federal research and development tax credit as compared to the realization of the U.S. federal research and development tax credit in the prior year.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate and other permanent items including nondeductible compensation expenses and research and development tax credits.

Comparison of Fiscal 2014 to Fiscal 2013

Revenues

	Fiscal Year
				% Change
(in millions)	2014	2013	Change
Internet of Things	$209.0	$181.3	$27.7	15.3%
Broadcast	204.3	199.8	4.5	2.2%
Infrastructure	108.1	100.5	7.6	7.6%
Access	99.3	98.5	0.8	0.9%

Revenues	$620.7	$580.1	$40.6	7.0%

        The change in revenues in fiscal 2014 was due primarily to:

  •
  Increased revenues of $27.7 million for our Internet of Things products, due primarily to market share gains for our MCU, wireless and sensor products, including products acquired from Energy Micro in July 2013. Internet of Things revenue growth was offset in part by a decline in revenue for our touch controller products due to our exit from this market.

  •
  Increased revenues of $4.5 million for Broadcast, due primarily to an increase in market share for our automotive products and the sale of patents of $7.1 million. The increase in Broadcast revenues was offset by decreased revenues for our consumer products due to declines in market share.

  •
  Increased revenues of $7.6 million for our Infrastructure products, due primarily to market share gains.

        Unit volumes of our products increased by 5.2% and average selling prices increased by 0.7% compared to fiscal 2013.

Gross Margin

	Fiscal Year
(in millions)	2014	2013	Change
Gross margin	$378.6	$352.9	$25.7
Percent of revenue	61.0%	60.8%	0.2%

        The increased dollar amount of gross margin in fiscal 2014 was due to increases in gross margin of $18.0 million for our Internet of Things products, $7.4 million for our Infrastructure products and $2.2 million for our Broadcast products, offset by a decrease in gross margin of $1.9 million for our Access products. Fiscal 2014 includes gross margin from the sale of patents of $7.1 million, which had no associated cost of revenues.

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

Business Outlook

        We expect revenues in the first quarter of fiscal 2016 to be in the range of $157 to $162 million. Furthermore, we expect our diluted earnings (loss) per share to be in the range of $(0.08) to $(0.02).

Liquidity and Capital Resources

        Our principal sources of liquidity as of January 2, 2016 consisted of $243.0 million in cash, cash equivalents and short-term investments, of which approximately $164.5 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, commercial paper, certificates of deposit, variable-rate demand notes, U.S. government agency, international government bonds and corporate bonds.

        Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of January 2, 2016, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Operating Activities

        Net cash provided by operating activities was $105.4 million during fiscal 2015, compared to net cash provided of $137.4 million during fiscal 2014. Operating cash flows during fiscal 2015 reflect our net income of $29.6 million, adjustments of $80.2 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $4.4 million due to changes in our operating assets and liabilities.

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

        Accounts receivable increased to $73.6 million at January 2, 2016 from $70.4 million at January 3, 2015. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average days sales outstanding (DSO) was 41 days at January 2, 2016 and 39 days at January 3, 2015.

        Inventory increased to $53.9 million at January 2, 2016 from $52.6 million at January 3, 2015. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 73 days at January 2, 2016 and January 3, 2015.

Investing Activities

        Net cash used in investing activities was $49.3 million during fiscal 2015, compared to net cash used of $26.3 million during fiscal 2014. The increase in cash outflows was principally due to $96.1 million in net payments for the acquisition of businesses, including $76.1 million for the purchase of Bluegiga and Telegesis and $20.0 million for consideration previously withheld in connection with our purchase of Energy Micro, offset by an increase of $74.0 million from net proceeds from the sales and maturities of marketable securities. See Note 9, Acquisitions, for additional information.

        Net cash used in investing activities was $26.3 million during fiscal 2014, compared to net cash used of $105.9 million during fiscal 2013. The decrease in cash outflows was principally due to a net payment of $86.4 million for the acquisition of Energy Micro during fiscal 2013, offset by a decrease of $6.5 million of net proceeds from sales and maturities of marketable securities.

        We anticipate capital expenditures of approximately $14 to $16 million for fiscal 2016. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

        Net cash used in financing activities was $83.8 million during fiscal 2015, compared to net cash used of $65.2 million during fiscal 2014. The increase in cash outflows was principally due to an increase of $87.2 million in payments on debt and a decrease of $10.2 million from proceeds from the issuance of common stock, net of cash paid for withheld taxes, offset by net proceeds of $81.2 million from the issuance of long-term debt. In July 2015, we amended our Credit Agreement. In August 2015, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2016.

        Net cash used in financing activities was $65.2 million during fiscal 2014, compared to net cash used of $23.9 million during fiscal 2013. The increase in cash outflows was principally due to an increase of $45.7 million for repurchases of our common stock.

Debt

        On July 31, 2012, we entered into a $230 million five-year Credit Agreement (the "Credit Agreement"), which consisted of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility (collectively, the "Credit Facilities"). On July 24, 2015, we amended the Credit Agreement (the "Amended Credit Agreement") in order to, among other things, increase the borrowing capacity under the Revolving Credit Facility to $300 million, eliminate the Term Loan Facility and extend the maturity date to five years from the closing date. On July 24, 2015, we borrowed $82.5 million under the Amended Credit Agreement and paid off the remaining balance of our Term Loan Facility.

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

        The Amended Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of January 2, 2016, we were in compliance with all covenants of the Amended Credit Agreement. Our obligations under the Amended Credit Agreement are secured by a security interest in substantially all of our assets.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of January 2, 2016 (in thousands):

	Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations (1)	$77,500	$—	$—	$—	$—	$77,500	$—
Interest on long-term debt obligations (2)	12,573	2,230	2,453	3,013	3,074	1,803	—
Operating lease obligations (3)	21,415	5,438	4,394	2,917	1,812	1,514	5,340
Purchase obligations (4)	32,735	32,735	—	—	—	—	—
Other long-term obligations (5)	10,707	—	2,942	4,117	3,648	—	—

(1)
Long-term debt obligations represent the principal portion of our Credit Facilities and include amounts classified as current portion of long-term debt.

(2)
Interest on our long-term debt obligations is based on the Eurodollar Base Rate plus an applicable margin. We have entered into an interest rate swap agreement as a hedge against the Eurodollar portion of such variable interest payments and effectively converted the Eurodollar portion of the interest on the Credit Facilities to a fixed interest rate through July 2017. As of January 2, 2016, the combined interest rate on the Credit Facilities and the interest rate swap was 2.264%. The impact of the interest rate swap was factored into the calculation of the future interest payments on our long-term debt obligations through July 2017.

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

We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $3.6 million for unrecognized tax benefits is not included in the table above. See Note 17, Income Taxes, to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

        As of January 2, 2016, we had no significant off-balance sheet arrangements.

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

Recent Accounting Pronouncements

        In November 2015, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. We early adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. Prior periods were not retrospectively adjusted.

        In September 2015, the FASB issued FASB ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We early adopted this ASU in the fourth quarter of fiscal 2015. The adoption did not have a material impact on our financial statements.

        In July 2015, the FASB issued FASB ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this update require inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

        In April 2015, the FASB issued FASB ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent

Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of ASU 2015-03 and ASU 2015-15 will have a material impact on our financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of January 2, 2016 and January 3, 2015 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of January 2, 2016 and January 3, 2015 would decrease our annual interest income by approximately $0.9 million and $1.0 million, respectively. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk primarily through assets and liabilities of our subsidiaries denominated in currencies other than the U.S. dollar. Our foreign subsidiaries are considered to be extensions of the U.S. parent. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in other income (expense), net in the Consolidated Statements of Income. We use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts are recognized in earnings in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability.

Investments in Auction-rate Securities

        In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of January 2, 2016, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 2, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended January 2, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of January 2, 2016, our internal control over financial reporting is effective based on those criteria.

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

(b)
Exhibits

Exhibit Number
2.1	*	Share Purchase Agreement, dated June 6, 2013, by and between Silicon Laboratories International Pte. Ltd. and Energy AS and Silicon Laboratories Inc. (filed as Exhibit 2.1 to the Form 8-K filed on June 7, 2013).

2.2	*	Sale and Purchase Agreement dated January 30, 2015, by and between Silicon Laboratories International Pte. Ltd. and the holders of shares, options and capital loans in Bluegiga Technologies Oy (filed as Exhibit 2.1 to the Form 8-K filed on February 4, 2015).

2.3	*	Agreement dated November 20, 2015, by and between the shareholders of Telegesis (UK) Limited and Silicon Laboratories UK Limited (filed as Exhibit 2.1 to the Form 8-K filed on November 23, 2015).

3.1	*	Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).

3.2	*	Third Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on July 29, 2015).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	*	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2	*	Credit Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Bank of America, N.A., Wells Fargo Bank, National Association, and Regions Bank (filed as Exhibit 10.1 to the Form 8-K filed August 1, 2012).

10.3	*	Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as "Obligors" (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

10.4	*	Silicon Laboratories Inc. 2009 Stock Incentive Plan, as amended and restated on April 15, 2014 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.5	*	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 15, 2014 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.6	*	Form of Restricted Stock Units Grant Notice and Global Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.7	*	Form of Market Stock Units Grant Notice and Global Market Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

Exhibit Number
10.8	*	Form of Stock Option Grant Notice and Global Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.9		Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated.

10.10	*	First Amendment to Credit Agreement, dated July 24, 2015, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association, Citibank, N.A., Regions Bank, Bank of America, N.A. and the lenders party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 29, 2015).

10.11	*+	Transition Agreement between Kurt Hoff and Silicon Laboratories Inc. dated August 24, 2015 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 30, 2015).

10.12	*+	Silicon Laboratories Inc. 2016 Bonus Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 28, 2016).

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on signature page to this Form 10-K).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*
Incorporated herein by reference to the indicated filing.

+
Management contract or compensatory plan or arrangement

SCHEDULE II

SILICON LABORATORIES INC.
VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Deferred Tax Assets	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance at End of Period
		(in thousands)
Year ended January 2, 2016	$3,455	$6,895	$(86)	$10,264
Year ended January 3, 2015	$3,775	$—	$(320)	$3,455
Year ended December 28, 2013	$2,114	$2,335	$(674)	$3,775

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 5, 2016.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	February 5, 2016
/s/ G. TYSON TUTTLE G. Tyson Tuttle	Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2016
/s/ WILLIAM G. BOCK William G. Bock	President and Director	February 5, 2016
/s/ JOHN C. HOLLISTER John C. Hollister	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 5, 2016

Name	Title	Date

/s/ ALF-EGIL BOGEN Alf-Egil Bogen	Director	February 5, 2016
/s/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	February 5, 2016
/s/ JACK R. LAZAR Jack R. Lazar	Director	February 5, 2016
/s/ NINA RICHARDSON Nina Richardson	Director	February 5, 2016
/s/ SUMIT SADANA Sumit Sadana	Director	February 5, 2016
/s/ WILLIAM P. WOOD William P. Wood	Director	February 5, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited Silicon Laboratories Inc.'s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Silicon Laboratories Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 2016 of Silicon Laboratories Inc. and our report dated February 5, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 5, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at January 2, 2016 and January 3, 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 2, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method for classifying deferred tax assets and liabilities effective January 2, 2016.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Laboratories Inc.'s internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 5, 2016

Silicon Laboratories Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	January 2, 2016	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$114,085	$141,706
Short-term investments	128,901	193,489
Accounts receivable, net of allowances for doubtful accounts of $671 at January 2, 2016 and $786 at January 3, 2015	73,601	70,367
Inventories	53,895	52,631
Deferred income taxes	—	21,173
Prepaid expenses and other current assets	52,658	49,171

Total current assets	423,140	528,537
Long-term investments	7,126	7,419
Property and equipment, net	131,132	132,820
Goodwill	272,722	228,781
Other intangible assets, net	121,354	115,021
Other assets, net	55,989	29,983

Total assets	$1,011,463	$1,042,561

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,127	$38,922
Current portion of long-term debt	10,000	10,000
Accrued expenses	52,131	73,646
Deferred income on shipments to distributors	35,448	38,662
Income taxes	2,615	2,084

Total current liabilities	142,321	163,314
Long-term debt	67,500	77,500
Other non-current liabilities	40,528	43,691

Total liabilities	250,349	284,505
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 41,727 and 42,225 shares issued and outstanding at January 2, 2016 and January 3, 2015, respectively	4	4
Additional paid-in capital	13,868	29,501
Retained earnings	747,749	728,633
Accumulated other comprehensive loss	(507)	(82)

Total stockholders' equity	761,114	758,056

Total liabilities and stockholders' equity	$1,011,463	$1,042,561

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Revenues	$644,826	$620,704	$580,087
Cost of revenues	264,056	242,153	227,183

Gross margin	380,770	378,551	352,904
Operating expenses:
Research and development	188,050	172,985	157,799
Selling, general and administrative	160,486	154,145	130,795

Operating expenses	348,536	327,130	288,594

Operating income	32,234	51,421	64,310
Other income (expense):
Interest income	730	1,007	853
Interest expense	(2,828)	(3,154)	(3,293)
Other income (expense), net	127	(234)	157

Income before income taxes	30,263	49,040	62,027
Provision for income taxes	677	11,019	12,208

Net income	$29,586	$38,021	$49,819

Earnings per share:
Basic	$0.70	$0.88	$1.17
Diluted	$0.69	$0.87	$1.14
Weighted-average common shares outstanding:
Basic	42,309	42,970	42,715
Diluted	42,945	43,793	43,537

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net income	$29,586	$38,021	$49,819
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	(425)	1,107	(535)
Reclassification for (gains) losses included in net income	10	—	(232)
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(728)	(799)	611
Reclassification for losses included in net income	489	618	560

Other comprehensive income (loss), before tax	(654)	926	404
Provision (benefit) for income taxes	(229)	324	142

Other comprehensive income (loss)	(425)	602	262

Comprehensive income	$29,161	$38,623	$50,081

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
Balance as of December 29, 2012	41,879	$4	$10,122	$640,793	$(946)	$649,973
Net income	—	—	—	49,819	—	49,819
Other comprehensive income (loss)	—	—	—	—	262	262
Stock issuances under employee plans, net of shares withheld for taxes	1,057	—	15,301	—	—	15,301
Income tax benefit (shortfall) from stock-based awards	—	—	(772)	—	—	(772)
Repurchases of common stock	(661)	—	(26,022)	—	—	(26,022)
Stock-based compensation	—	—	30,753	—	—	30,753
Stock issued in business combination	504	—	19,248	—	—	19,248

Balance as of December 28, 2013	42,779	4	48,630	690,612	(684)	738,562
Net income	—	—	—	38,021	—	38,021
Other comprehensive income (loss)	—	—	—	—	602	602
Stock issuances under employee plans, net of shares withheld for taxes	1,124	—	13,320	—	—	13,320
Income tax benefit (shortfall) from stock-based awards	—	—	120	—	—	120
Repurchases of common stock	(1,678)	—	(71,676)	—	—	(71,676)
Stock-based compensation	—	—	39,107	—	—	39,107

Balance as of January 3, 2015	42,225	4	29,501	728,633	(82)	758,056
Net income	—	—	—	29,586	—	29,586
Other comprehensive income (loss)	—	—	—	—	(425)	(425)
Stock issuances under employee plans, net of shares withheld for taxes	1,152	—	3,128	—	—	3,128
Income tax benefit (shortfall) from stock-based awards	—	—	(613)	—	—	(613)
Repurchases of common stock	(1,650)	—	(60,978)	(10,470)	—	(71,448)
Stock-based compensation	—	—	42,830	—	—	42,830

Balance as of January 2, 2016	41,727	$4	$13,868	$747,749	$(507)	$761,114

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Operating Activities
Net income	$29,586	$38,021	$49,819
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	12,517	12,561	13,491
Amortization of other intangible assets and other assets	29,131	17,923	15,911
Stock-based compensation expense	42,791	39,067	30,800
Income tax benefit (shortfall) from stock-based awards	469	489	(606)
Excess income tax benefit from stock-based awards	(2,497)	(632)	(290)
Deferred income taxes	(2,136)	3,054	3,319
Changes in operating assets and liabilities:
Accounts receivable	1,702	1,757	8,972
Inventories	2,093	(7,170)	5,588
Prepaid expenses and other assets	(870)	9,332	(2,514)
Accounts payable	6,662	11,475	(3,979)
Accrued expenses	1,682	27,671	463
Deferred income on shipments to distributors	(5,298)	7,809	(2,381)
Income taxes	776	(3,371)	5,189
Other non-current liabilities	(11,161)	(20,543)	(3,632)

Net cash provided by operating activities	105,447	137,443	120,150
Investing Activities
Purchases of available-for-sale investments	(107,366)	(166,094)	(213,883)
Proceeds from sales and maturities of available-for-sale investments	171,831	156,520	210,824
Purchases of property and equipment	(11,268)	(11,225)	(10,472)
Purchases of other assets	(6,399)	(5,514)	(5,939)
Acquisitions of businesses, net of cash acquired	(96,112)	—	(86,441)

Net cash used in investing activities	(49,314)	(26,313)	(105,911)
Financing Activities
Proceeds from issuance of common stock, net of cash paid for withheld taxes	3,129	13,320	15,301
Excess income tax benefit from stock-based awards	2,497	632	290
Repurchases of common stock	(71,448)	(71,676)	(26,022)
Payment of acquisition-related contingent consideration	(4,464)	—	—
Proceeds from issuance of long-term debt, net	81,238	—	—
Payments on debt	(94,706)	(7,500)	(13,434)

Net cash used in financing activities	(83,754)	(65,224)	(23,865)
Increase (decrease) in cash and cash equivalents	(27,621)	45,906	(9,626)
Cash and cash equivalents at beginning of period	141,706	95,800	105,426

Cash and cash equivalents at end of period	$114,085	$141,706	$95,800

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,470	$2,950	$2,925

Income taxes paid	$2,157	$11,587	$3,838

Supplemental Disclosure of Non-Cash Activity:
Stock issued in business combination	$—	$—	$19,248

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016

1. Description of Business

        Silicon Laboratories Inc. (the "Company"), a Delaware corporation, is a provider of silicon, software and solutions for the Internet of Things (IoT), Internet infrastructure, industrial control, consumer and automotive markets. Within the semiconductor industry, the Company is known as a "fabless" company meaning that the integrated circuits (ICs) incorporated in its products are manufactured by third-party foundry semiconductor companies.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2015 had 52 weeks and ended on January 2, 2016. Fiscal 2014 had 53 weeks with the extra week occurring in the fourth quarter of the year and ended on January 3, 2015. Fiscal 2013 had 52-weeks and ended on December 28, 2013. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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
January 2, 2016 (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

2. Significant Accounting Policies (Continued)

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

Business Combinations

        The Company records business combinations using the acquisition method of accounting and, accordingly, allocates the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

2. Significant Accounting Policies (Continued)

consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the businesses acquired are included in the Company's consolidated results of operations beginning on the date of the acquisition.

Long-Lived Assets

        Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from one to twelve years. Fair values are determined primarily using the income approach, in which the Company projects future expected cash flows and applies an appropriate discount rate.

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

Revenue Recognition

        Revenues are generated predominately by sales of the Company's products. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, revenue from product sales to direct customers and contract manufacturers is recognized upon shipment.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

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

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.8 million, $1.7 million and $2.0 million in fiscal 2015, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

        In November 2015, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

2. Significant Accounting Policies (Continued)

Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company early adopted this ASU on a prospective basis in the fourth quarter of fiscal 2015. Prior periods were not retrospectively adjusted.

        In September 2015, the FASB issued FASB ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company early adopted this ASU in the fourth quarter of fiscal 2015. The adoption did not have a material impact on its financial statements.

        In July 2015, the FASB issued FASB ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments in this update require inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted. The Company does not expect that the adoption of this ASU will have a material impact on its financial statements.

        In April 2015, the FASB issued FASB ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. In August 2015, the FASB issued FASB ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of ASU 2015-03 and ASU 2015-15 will have a material impact on its financial statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

2. Significant Accounting Policies (Continued)

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

3. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net income	$29,586	$38,021	$49,819

Shares used in computing basic earnings per share	42,309	42,970	42,715
Effect of dilutive securities:
Stock options and other stock-based awards	636	823	822

Shares used in computing diluted earnings per share	42,945	43,793	43,537

Earnings per share:
Basic	$0.70	$0.88	$1.17
Diluted	$0.69	$0.87	$1.14

        For fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, approximately 0.1 million, 0.1 million and 0.4 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

4. Cash, Cash Equivalents and Investments

        The Company's cash equivalents and short-term investments as of January 2, 2016 consisted of municipal bonds, money market funds, commercial paper, certificates of deposit, variable-rate demand notes, U.S. government agency, international government bonds and corporate bonds. The Company's long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company's auction-rate securities failed because sell orders exceeded buy orders. As of January 2, 2016, the Company held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $6.0 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of January 2, 2016, $6.0 million of the auction-rate securities had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2033 to 2046 at January 2, 2016. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

        The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of January 2, 2016.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

        The Company's cash, cash equivalents and investments consisted of the following (in thousands):

	January 2, 2016
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and Cash Equivalents:
Cash on hand	$59,071	$—	$—	$59,071
Available-for-sale securities:			—
Money market funds	37,721	—	—	37,721
Commercial Paper	11,272	—	—	11,272
Certificates of deposit	2,845	—	—	2,845
U.S. government agency	1,599	—	—	1,599
Municipal bond	1,576	—	1	1,577

Total available-for-sale securities	55,013	—	1	55,014

Total cash and cash equivalents	$114,084	$—	$1	$114,085

Short-term Investments:
Available-for-sale securities:
Municipal bonds	$93,506	$(32)	$42	$93,516
Commercial Paper	11,176	—	—	11,176
Variable-rate demand notes	8,995	—	—	8,995
Certificates of deposit	8,000	—	—	8,000
U.S. government agency	3,997	—	1	3,998
International government bonds	2,227	(7)	—	2,220
Corporate bonds	999	(3)	—	996

Total short-term investments	$128,900	$(42)	$43	$128,901

Long-term Investments:
Available-for-sale securities:
Auction rate securities	$8,000	$(874)	$—	$7,126

Total long-term investments	$8,000	$(874)	$—	$7,126

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

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
January 2, 2016 (Continued)

4. Cash, Cash Equivalents and Investments (Continued)

        The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of January 2, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$29,271	$(30)	$1,198	$(2)	$30,469	$(32)
Auction rate securities	—	—	7,126	(874)	7,126	(874)
International government bonds	2,220	(7)	—	—	2,220	(7)
Corporate bonds	996	(3)	—	—	996	(3)

	$32,487	$(40)	$8,324	$(876)	$40,811	$(916)

	Less Than 12 Months		12 Months or Greater		Total
As of January 3, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$23,735	$(25)	$—	$—	$23,735	$(25)
Corporate bonds	20,327	(35)	—	—	20,327	(35)
Auction rate securities	—	—	7,419	(581)	7,419	(581)
Asset-backed securities	5,080	(3)	—	—	5,080	(3)
International government bond	2,516	(10)	—	—	2,516	(10)

	$51,658	$(73)	$7,419	$(581)	$59,077	$(654)

        The gross unrealized losses as of January 2, 2016 and January 3, 2015 were due primarily to the illiquidity of the Company's auction-rate securities and, to a lesser extent, to changes in market interest rates.

        The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at January 2, 2016 (in thousands):

	Cost	Fair Value
Due in one year or less	$150,455	$150,477
Due after one year through ten years	26,113	26,093
Due after ten years	15,345	14,471

	$191,913	$191,041

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

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

        The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of January 2, 2016, no portion of the gains or losses from the Company's hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

        The Company's derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	January 2, 2016	January 3, 2015
Interest rate swap	Other assets, net	$92	$331

        The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Year Ended			Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013		January 2, 2016	January 3, 2015	December 28, 2013
Interest rate swaps	$(728)	$(799)	$611	Interest expense	$(489)	$(618)	$(560)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

5. Derivative Financial Instruments (Continued)

        The Company expects to reclassify $0.1 million of its interest rate swap losses included in accumulated other comprehensive loss as of January 2, 2016 into earnings in the next 12 months, which would be offset by lower interest payments.

Foreign Currency Forward Contracts

        The Company uses foreign currency forward contracts to manage exposure to foreign exchange risk. As of January 2, 2016 and January 3, 2015, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $5.1 million and $7.7 million, respectively. The fair value of the contracts was not material as of January 2, 2016 or January 3, 2015. The contract held as of January 2, 2016 has a maturity date of March 30, 2016 and it was not designated as a hedging instrument. The Company held no foreign currency forward contracts prior to fiscal 2014.

        The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Year Ended
Gain Recognized in Income	January 2, 2016	January 3, 2015	Location
Foreign currency forward contracts	$935	$1,075	Other income (expense), net

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

6. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at January 2, 2016 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash Equivalents:
Money market funds	$37,721	$—	$—	$37,721
Commercial paper	—	11,272	—	11,272
Certificates of deposit	—	2,845	—	2,845
U.S. government agency	—	1,599	—	1,599
Municipal bonds	—	1,577	—	1,577

Total cash equivalents	$37,721	$17,293	$—	$55,014
Short-term Investments:
Municipal bonds	$—	$93,516	$—	$93,516
Commercial paper	—	11,176	—	11,176
Variable-rate demand notes	—	8,995	—	8,995
Certificates of deposit	—	8,000	—	8,000
U.S. government agency	—	3,998	—	3,998
International government bonds	—	2,220	—	2,220
Corporate bonds	—	996	—	996

Total short-term investments	$—	$128,901	$—	$128,901
Long-term Investments:
Auction rate securities	$—	$—	$7,126	$7,126

Total long-term investments	$—	$—	$7,126	$7,126
Other assets, net:
Derivative instruments	$—	$92	$—	$92

Total	$—	$92	$—	$92

Total	$37,721	$146,286	$7,126	$191,133

Liabilities:
Accrued expenses:
Contingent consideration	$—	$—	$4,749	$4,749
Other non-current liabilities:
Contingent consideration	$—	$—	$9,324	$9,324

Total	$—	$—	$14,073	$14,073

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

6. Fair Value of Financial Instruments (Continued)

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

        The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at January 2, 2016 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$7,126	Discounted cash flow	Estimated yield	1.06%
		Expected holding period	10 years
		Estimated discount rate	3.69%

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

6. Fair Value of Financial Instruments (Continued)

Contingent consideration

Fair Value at January 2, 2016 (000s)	Valuation Technique	Unobservable Input	Range
$14,073	Monte Carlo simulation	Expected revenue growth rate	29.8% - 55.8%
		Expected revenue volatility	20.0%
		Expected term	0.0 years - 3.0 years
		Estimated discount rate	0.34% - 0.98%

        The Company has followed an established internal control procedure used in valuing contingent consideration. The valuation of contingent consideration for the Energy Micro acquisition is based on the Company's revenue data for fiscal 2015 and a Monte Carlo simulation model for fiscal 2016 to 2018. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company's sales, marketing and finance departments.

        Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue growth rates would be accompanied by a directionally similar change in fair value.

        The following summarizes the activity in Level 3 financial instruments for the years ended January 2, 2016 and January 3, 2015 (in thousands):

Assets

	Year Ended
Auction Rate Securities	January 2, 2016	January 3, 2015
Beginning balance	$7,419	$10,632
Settlements	—	(4,425)
Gain (loss) included in other comprehensive income (loss)	(293)	1,212

Ending balance	$7,126	$7,419

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

6. Fair Value of Financial Instruments (Continued)

Liabilities

	Year Ended
Contingent Consideration (1)	January 2, 2016	January 3, 2015
Beginning balance	$18,438	$12,919
Settlements	(4,464)	—
Loss recognized in earnings (2)	99	5,519

Ending balance	$14,073	$18,438

Net loss for the period included in earnings attributable to contingent consideration held at the end of the period:	$(99)	$(5,519)

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

Fair values of other financial instruments

        The Company's debt under the Credit Facilities bears interest at the Eurodollar rate plus an applicable margin. The Credit Facilities are recorded at cost, but are measured at fair value for disclosure purposes. Fair value is estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of January 2, 2016 and January 3, 2015, the fair value of the Company's debt under the Credit Facilities was approximately $77.5 million and $87.4 million, respectively.

        The Company's other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

7. Balance Sheet Details

        The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Inventories

	January 2, 2016	January 3, 2015
Work in progress	$36,774	$40,640
Finished goods	17,121	11,991

	$53,895	$52,631

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

7. Balance Sheet Details (Continued)

Prepaid Expenses and Other Current Assets

	January 2, 2016	January 3, 2015
Distributor advances	$36,743	$32,932
Other	15,915	16,239

	$52,658	$49,171

Property and Equipment

	January 2, 2016	January 3, 2015
Buildings and improvements	$94,607	$94,453
Equipment	55,072	51,654
Computers and purchased software	29,663	27,282
Leasehold interest in ground leases	23,840	23,840
Furniture and fixtures	4,777	4,008
Leasehold improvements	9,204	8,901

	217,163	210,138
Accumulated depreciation	(86,031)	(77,318)

	$131,132	$132,820

Accrued Expenses

	January 2, 2016	January 3, 2015
Accrued compensation and benefits	$27,304	$28,443
Acquisition-related holdback	—	20,010
Other	24,827	25,193

	$52,131	$73,646

Other Non-current Liabilities

	January 2, 2016	January 3, 2015
Deferred tax liabilities	$13,741	$5,261
Other	26,787	38,430

	$40,528	$43,691

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

8. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable, notes receivable and derivatives. The Company places its cash equivalents and investments primarily in municipal bonds, money market funds, commercial paper, certificates of deposit, variable-rate demand notes, U.S. government agency, international government bonds and corporate bonds. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consisted of the following:

	January 2, 2016	January 3, 2015
Edom Technology	17%	25%
Arrow Electronics	17%	11%
Avnet	14%	11%

        The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for potential credit losses based upon the expected collectibility of such receivables. Losses have not been significant for any of the periods presented.

        The Company holds a note receivable from a privately held company in which the Company has an equity investment. The note principal is $1.5 million and matures in January 2017.

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

Distributor Advances

        On sales to distributors, the Company's payment terms often require the distributor to initially pay amounts owed to the Company for an amount in excess of their ultimate cost. The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant. These negotiated price discounts are not granted until the distributor sells the product to the end customer, which may occur after the distributor has paid the original invoice amount to the Company. Payment of invoices prior to receiving an associated discount can have an adverse impact on the working capital of the Company's distributors. Accordingly, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor's working capital requirements. The advance amounts are based on the distributor's inventory balance, and are adjusted quarterly. Such amounts are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

8. Risks and Uncertainties (Continued)

balances and are due upon demand. The agreements governing these advances can be cancelled by the Company at any time.

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

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company's contract manufacturers accounted for greater than 10% of revenue during fiscal 2015, 2014 or 2013. The Company's end customers and distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
End Customers
Samsung*	**	12%	15%
Distributors
Edom Technology	20%	20%	21%
Avnet	12%	12%	11%

*
Samsung's purchases were across a variety of product areas.

**
Less than 10% of revenue

9. Acquisitions

Telegesis

        On November 20, 2015, the Company acquired Telegesis (UK) Limited, a limited liability company incorporated in England and Wales. Telegesis is a supplier of wireless mesh networking modules based on the Company's ZigBee and Thread technology, targeting applications in the smart energy, home automation and industrial automation markets. The Company acquired Telegesis for cash consideration of $19.9 million. Approximately $2.9 million of the consideration was held in escrow as security for breaches of warranties and certain other expressly enumerated matters.

        The Company believes that this strategic acquisition accelerates its roadmap for ZigBee and Thread modules. This factor contributed to a purchase price that was in excess of the fair value of the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

9. Acquisitions (Continued)

net assets acquired and, as a result, the Company recorded goodwill. The goodwill is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$10	Not amortized
Developed technology	4,980	7
Customer relationships	2,000	3
Trademarks	400	3

	7,390
Cash and cash equivalents	717
Other current assets	4,545
Goodwill	9,344
Other non-current assets	131
Current liabilities	(689)
Non-current deferred tax liabilities	(1,508)

Total purchase price	$19,930

        The allocation of the purchase price is preliminary and subject to change, primarily for the valuation of certain assets and accruals and the finalization of income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

        Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $0.5 million of acquisition-related costs in selling, general and administrative expenses during fiscal 2015.

Bluegiga

        On January 30, 2015, the Company acquired Bluegiga Technologies Oy, a private company based in Finland. Bluegiga is a provider of Bluetooth Smart, Bluetooth Classic and Wi-Fi modules and software stacks for a multitude of applications in the Internet of Things (IoT), industrial automation, consumer electronics, automotive, retail, residential, and health and fitness markets. The Company acquired Bluegiga for cash consideration of approximately $58.0 million. Approximately $9.4 million of the initial consideration was held in escrow as security for breaches of representations and warranties and certain other expressly enumerated matters.

        The Company believes that this strategic acquisition will accelerate its entry into the wireless module market. This factor contributed to a purchase price that was in excess of the fair value of the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

9. Acquisitions (Continued)

net assets acquired and, as a result, the Company recorded goodwill. The goodwill is not deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$5,710	Not amortized
Developed technology	12,190	8
Customer relationships	6,670	4
Trademarks	880	3

	25,450
Cash and cash equivalents	1,132
Other current assets	6,156
Goodwill	34,597
Other non-current assets	208
Current liabilities	(3,289)
Non-current deferred tax liabilities	(3,780)
Long-term debt	(2,232)
Other non-current liabilities	(220)

Total purchase price	$58,022

        In-process research and development (IPR&D) represents acquired technology that had not achieved technological feasibility as of the acquisition date and had no alternative future use. The IPR&D recorded in connection with the acquisition of Bluegiga consisted primarily of Bluetooth Smart Ready and Bluetooth Smart modules and software stacks. The fair value of these technologies was determined using the income approach. The discount rate applicable to the cash flows was 16.1%. The significant risks associated with the projects include the Company's potential inability to produce working models and the final products gaining customer acceptance.

        Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $1.2 million of acquisition-related costs in selling, general and administrative expenses during fiscal 2015.

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

        The Company acquired Energy Micro for approximately $140.6 million, including: 1) Initial consideration of $107.4 million; 2) Deferred consideration in the form of a promissory note with an estimated fair value of $19.2 million at the date of acquisition (the promissory note was subsequently exchanged for approximately 0.5 million shares of the Company's restricted stock after a mandatory

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

9. Acquisitions (Continued)

two-month creditor notice.); and 3) Contingent consideration (the "Earn-Out") with an estimated fair value of $14.0 million at the date of acquisition. The Earn-Out is payable up to approximately $33.3 million based on the extent to which the annual revenue growth rate from certain Energy Micro and Silicon Laboratories products (the "Earn-Out Products") exceeds 25% per year, on an annual basis over a five-year period from fiscal 2014 through 2018 (the "Earn-Out Period"). The Earn-Out is payable on an annual basis and in no event shall exceed $6,666,666 per year, unless revenue from the Earn-Out Products exceeds $400 million in a single fiscal year during the Earn-Out Period (in which case, the entire Earn-Out amount less any amounts previously paid will become payable). Approximately $20.3 million of the initial consideration was withheld by the Company as security for breaches of representations and warranties and certain other expressly enumerated matters (the "Holdback"). The Holdback was recorded in other non-current liabilities in the Consolidated Balance Sheet.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

9. Acquisitions (Continued)

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

        During fiscal 2015, the Company made the following payments in connection with the Energy Micro acquisition: (a) approximately $20.0 million was paid for the release of the Holdback; and (b) approximately $6.3 million was paid for the first annual period of the Earn-out. Approximately $1.8 million of the Earn-out payment represented the Departure Percentage portion and was recorded as compensation expense during fiscal 2014. The remaining approximately $4.5 million of the Earn-out payment represented additional consideration.

10. Goodwill and Other Intangible Assets

Goodwill

        The following summarizes the activity in goodwill for the years ended January 2, 2016 and January 3, 2015 (in thousands):

	Year Ended
	January 2, 2016	January 3, 2015
Beginning balance	$228,781	$228,781
Additions due to business combinations	43,941	—

Ending balance	$272,722	$228,781

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

10. Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

        The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

		January 2, 2016		January 3, 2015
	Weighted-Average Amortization Period (Years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Subject to amortization:
Core and developed technology	9	$170,541	$(70,135)	$148,891	$(47,894)
Customer relationships	7	23,170	(7,259)	14,500	(4,003)
Patents	6	3,022	(1,763)	3,000	(1,250)
Trademarks	7	3,490	(952)	2,210	(433)

	9	200,223	(80,109)	168,601	(53,580)
Not subject to amortization:
In-process research and development	Not amortized	1,240	—	—	—

Total intangible assets		$201,463	$(80,109)	$168,601	$(53,580)

        Gross intangible assets increased $32.9 million in fiscal 2015 due to the acquisition of Bluegiga and Telegesis.

        Amortization expense related to intangible assets for fiscal 2015, 2014 and 2013 was $26.5 million, $17.9 million and $14.6 million, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2016	$26,677
2017	23,012
2018	20,995
2019	15,530
2020	13,298

11. Debt

        On July 31, 2012, the Company and certain of its domestic subsidiaries (the "Guarantors") entered into a $230 million five-year Credit Agreement (the "Credit Agreement"), which consisted of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility (collectively, the "Credit Facilities"). On July 24, 2015, the Company and the Guarantors amended the Credit Agreement (the "Amended Credit Agreement") in order to, among other things, increase the borrowing capacity under the Revolving Credit Facility to $300 million, eliminate the Term Loan Facility and extend the maturity

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

11. Debt (Continued)

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

        The Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of January 2, 2016, the Company was in compliance with all covenants of the Amended Credit Agreement. The Company's obligations under the Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

        The Company assumed $2.2 million of debt in connection with its acquisition of Bluegiga. On September 25, 2015, the Company paid off the remaining balance of the acquired debt.

Interest Rate Swap Agreement

        In connection with the $100 million borrowed under the Credit Facilities, the Company entered into an interest rate swap agreement as a hedge against the Eurodollar portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the Eurodollar portion of the interest on the Credit Facilities to a fixed interest rate of 0.764% through July 2017. As of January 2, 2016, the combined interest rate of the Credit Facilities (which includes an applicable margin) and the interest rate swap was 2.264%. See Note 5, Derivative Financial Instruments, for additional information.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

12. Stockholders' Equity

Common Stock

        The Company issued 1.2 million shares of common stock during fiscal 2015.

Share Repurchase Programs

        The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
August 2015	December 2016	$100,000
October 2014	December 2015	$100,000
January 2014	January 2015	$100,000
January 2013	January 2014	$50,000
April 2012	January 2013	$100,000

        These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 1.7 million shares, 1.7 million shares and 0.7 million shares of its common stock for $71.4 million, $71.7 million and $26.0 million during fiscal 2015, 2014 and 2013, respectively. These shares were retired upon repurchase.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

12. Stockholders' Equity (Continued)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available- For-Sale Securities	Total
Balance at December 29, 2012	$(428)	$(518)	$(946)
Other comprehensive income (loss) before reclassifications	397	(348)	49
Amount reclassified from accumulated other comprehensive loss	364	(151)	213

Net change for the period	761	(499)	262

Balance at December 28, 2013	333	(1,017)	(684)
Other comprehensive income (loss) before reclassifications	(520)	720	200
Amount reclassified from accumulated other comprehensive loss	402	—	402

Net change for the period	(118)	720	602

Balance at January 3, 2015	215	(297)	(82)
Other comprehensive income (loss) before reclassifications	(473)	(276)	(749)
Amount reclassified from accumulated other comprehensive loss	318	6	324

Net change for the period	(155)	(270)	(425)
Balance at January 2, 2016	$60	$(567)	$(507)

Reclassifications From Accumulated Other Comprehensive Loss

	Year ended
Reclassification (in thousands)	January 2, 2016	January 3, 2015	December 28, 2013
Losses on cash flow hedges to:
Interest expense	$(489)	$(618)	$(560)
Gains (losses) on available-for-sales securities to:
Interest income	(10)	—	232

	(499)	(618)	(328)
Income tax benefit	175	216	115

Total reclassifications	$(324)	$(402)	$(213)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

12. Stockholders' Equity (Continued)

Income Tax Allocated to the Components of Other Comprehensive Income (Loss)

        The income tax effects of the components of other comprehensive income (loss) were as follows (in thousands):

	Year ended
Income tax (expense) benefit on:	January 2, 2016	January 3, 2015	December 28, 2013
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	$149	$(387)	$187
Reclassification for gains (losses) included in net income	(4)	—	81
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	255	279	(214)
Reclassification for losses included in net income	(171)	(216)	(196)

	$229	$(324)	$(142)

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
January 2, 2016 (Continued)

13. Stock-Based Compensation (Continued)

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

Stock Grants and Modifications

        The Company granted to its employees 0.9 million, 0.8 million and 1.1 million shares of full value awards and no stock options from the 2009 Plan during fiscal 2015, 2014 and 2013, respectively.

        The Company recorded $2.3 million in selling, general and administrative expense during fiscal 2015 in connection with the modifications of certain equity awards pursuant to two employee terminations. There were no other significant modifications made to any stock grants during fiscal 2015, 2014 or 2013.

        Included in the full value awards granted under the 2009 Plan in fiscal 2015, 2014 and 2013 were a total of 89 thousand, 76 thousand and 132 thousand market-based stock awards, respectively. The awards, also known as MSUs, provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. The performance criteria of the MSUs measure the difference between the total stockholders' return of the Company against that of the Philadelphia Semiconductor Sector Total Return Index.

2009 Employee Stock Purchase Plan

        The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (the "423(b) Plan"), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the "Non-423(b) Plan"). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company's common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2015, 2014 and 2013, the Company issued 210 thousand, 204 thousand and 190 thousand shares, respectively, under the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

13. Stock-Based Compensation (Continued)

2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted in fiscal 2015 under the 2009 Purchase Plan was $12.70 per share.

Accounting for Stock-Based Compensation

        Stock-based compensation costs are based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of stock awards (such as RSUs and RSAs) equal their intrinsic value on the date of grant. The fair values of MSUs generally are estimated using a Monte Carlo simulation based on the date of grant.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

13. Stock-Based Compensation (Continued)

        The fair values estimated from the Black-Scholes option-pricing model were calculated using the following assumptions:

	Year Ended
2009 Employee Stock Purchase Plan	January 2, 2016	January 3, 2015	December 28, 2013
Expected volatility	31%	28%	27%
Risk-free interest rate %	0.2%	0.2%	0.1%
Expected term (in months)	8	15	7
Dividend yield	—	—	—

        The fair values estimated from Monte Carlo simulation were calculated using the following assumptions:

	Year Ended
2009 Stock Incentive Plan	January 2, 2016	January 3, 2015	December 28, 2013
Expected volatility	31%	33%	32%
Risk-free interest rate %	1.0%	0.7%	0.5%
Expected term (in years)	2.9	2.8	2.9
Dividend yield	—	—	—

        A summary of stock-based compensation activity with respect to fiscal 2015 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 3, 2015	529	$31.50
Exercised	(306)	$29.14
Cancelled or expired	(11)	$36.91

Outstanding at January 2, 2016	212	$34.64	1.19	$3,119
Vested at January 2, 2016 and expected to vest	212	$34.64	1.19	$3,119
Exercisable at January 2, 2016	212	$34.64	1.19	$3,119

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

13. Stock-Based Compensation (Continued)

RSAs and RSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 3, 2015	1,781	$—
Granted	806	$—
Vested or issued	(905)	$—
Cancelled or forfeited	(128)	$—

Outstanding at January 2, 2016	1,554	$—	0.91	$75,417
Outstanding at January 2, 2016 and expected to vest	1,450	$—	0.91	$70,365

MSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 3, 2015	298	$—
Granted	89	$—
Earned or issued	(7)	$—
Cancelled or forfeited	(130)	$—

Outstanding at January 2, 2016	250	$—	1.09	$12,122
Outstanding at January 2, 2016 and expected to vest	231	$—	1.09	$11,215

        The following summarizes the Company's weighted average fair value at the date of grant:

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Per grant of RSAs and RSUs	$49.14	$47.93	$43.01
Per grant of MSUs	$48.36	$60.08	$31.94

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Intrinsic value of stock options exercised	$6,612	$5,674	$4,198
Intrinsic value of RSAs and RSUs that vested	$45,298	$32,138	$23,649
Grant date fair value of RSAs and RSUs that vested	$41,072	$29,668	$24,026

        The Company received cash of $3.1 million for the issuance of common stock, net of shares withheld for taxes, during fiscal 2015. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, issuance of RSAs, vesting of RSUs and MSUs, and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

13. Stock-Based Compensation (Continued)

        The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Cost of revenues	$960	$775	$952
Research and development	19,451	18,521	14,530
Selling, general and administrative	22,380	19,771	15,318

	42,791	39,067	30,800
Income tax benefit	9,264	4,024	2,633

	$33,527	$35,043	$28,167

        The increase in stock-based compensation costs in fiscal 2014 was principally due to increased headcount. The Company had approximately $47.5 million of total unrecognized compensation costs related to granted stock awards as of January 2, 2016 that are expected to be recognized over a weighted-average period of approximately 2.0 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

        As of January 2, 2016, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	212
2009 Stock Incentive Plan	2,991
2009 Employee Stock Purchase Plan	671

Total shares reserved	3,874

14. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.3 million, $3.2 million and $3.0 million to the 401(k) Plan during fiscal 2015, 2014 and 2013, respectively.

15. Commitments and Contingencies

Operating Leases

        The Company leases certain facilities under operating lease agreements that expire at various dates through 2025. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

15. Commitments and Contingencies (Continued)

        Rent expense under operating leases was $4.6 million, $4.2 million and $4.2 million for fiscal 2015, 2014 and 2013, respectively. The minimum annual future rentals under the terms of these leases as of January 2, 2016 are as follows (in thousands):

Fiscal Year
2016	$5,438
2017	4,394
2018	2,917
2019	1,812
2020	1,514
Thereafter	5,340

Total minimum lease payments	$21,415

Litigation

  Patent Litigation

        On January 21, 2014, Cresta Technology Corporation ("Cresta Technology"), a Delaware corporation, filed a lawsuit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., LG Electronics Inc. and LG Electronics U.S.A., Inc. in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the "Cresta Patents"). The Delaware District Court action has been stayed.

        On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission ("ITC") alleging infringement of the same patents. During the course of the proceedings, Cresta Technology withdrew its allegations as to one of the three Cresta Patents. On September 29, 2015, the ITC issued its Final Determination, finding that all the patent claims asserted against the Company's products were either invalid or not infringed and that Cresta Technology failed to establish the ITC's domestic industry requirement. The ITC found no violation by the Company and terminated the investigation. On November 30, 2015, Cresta Technology filed an appeal of the ITC decision to the Federal Circuit, which is now pending.

        In a parallel process, the Company challenged the validity of the claims of the Cresta Patents asserted in the ITC investigation through a series of Inter-Parties Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. On December 18, 2015, Cresta Technology filed notices of appeal to the United States Court of Appeals for the Federal Circuit as to this first USPTO determination. The USPTO has instituted a second set of IPR proceedings against a second set of the remaining claims.

        On May 6, 2014, the Company filed a complaint with the ITC alleging infringement of United States Patent Nos. 6,137,372 and 6,233,441 against Cresta Technology, Hauppauge Digital, Inc., Hauppague Computer Works, Inc., PCTV Systems, S.a.r.l., Luxembourg and PCTV Systems S.a.r.l., seeking to prevent the importation and sale of allegedly infringing products in the United States. On July 1, 2014, the Administrative Law Judge accepted a consent order whereby Cresta Technology will not sell for importation, import or sell in the United States television tuners that infringe the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

15. Commitments and Contingencies (Continued)

Company's United States Patent Nos. 6,137,372 and 6,233,441. Accordingly, this ITC investigation has been terminated in its entirety.

        On July 16, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of United States Patent Nos. 6,308,055, 6,304,146, 6,137,372, 6,233,441, 6,965,761 and 7,353,011. The Company is seeking a permanent injunction stopping the sale of all allegedly infringing Cresta Technology products and an award of damages and attorney fees. This lawsuit is currently scheduled for trial in March 2016.

        As is customary in the semiconductor industry, the Company provides indemnification protection to its customers for intellectual property claims related to the Company's products. The Company has not accrued any material liability on its consolidated balance sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

        The Company intends to continue to vigorously defend against Cresta Technology's allegations. At this time, the Company cannot predict the outcome of these matters or the resulting financial impact to it, if any.

Other

        The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its consolidated financial statements.

16. Related Party Transactions

        On July 1, 2013, Geir Førre joined the Company as senior vice president. Mr. Førre was chief executive officer of Energy Micro until it was acquired by the Company. Mr. Førre was the beneficial owner of approximately 30% of the Energy Micro equity and, accordingly, received approximately $35 million at closing. In fiscal 2015, Mr. Førre received approximately $6.1 million of the $20.0 million paid for the holdback related to potential indemnification claims and approximately $1.9 million of the $6.3 million paid for the fiscal 2014 earn-out. Mr. Førre may receive up to approximately $8.1 million of the remaining potential $26.7 million earn-out for fiscal 2015 through 2018.

        On October 17, 2013, the Company appointed Alf-Egil Bogen to its board of directors. Mr. Bogen was chief marketing officer of Energy Micro until it was acquired by the Company. Mr. Bogen was the beneficial owner of approximately 2% of the Energy Micro equity and, accordingly, received approximately $0.9 million at closing. In fiscal 2015, Mr. Bogen received approximately $0.4 million of the $20.0 million paid for the holdback related to potential indemnification claims and approximately $0.1 million of the $6.3 million paid for the fiscal 2014 earn-out. Mr. Bogen may receive up to approximately $0.5 million of the remaining potential $26.7 million earn-out for fiscal 2015 through 2018. Mr. Bogen had invested approximately $0.8 million in Energy Micro prior to the acquisition.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

17. Income Taxes

        Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Current:
Domestic	$951	$7,083	$4,796
International	3,015	882	4,093

Total Current	3,966	7,965	8,889
Deferred:
Domestic	(5,825)	2,352	5,591
International	2,536	702	(2,272)

Total Deferred	(3,289)	3,054	3,319

	$677	$11,019	$12,208

        The Company's provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before income taxes as a result of the following:

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate benefit	(30.7)	(3.5)	(8.2)
Research and development tax credits	(5.6)	(8.6)	(12.8)
Release of prior year unrecognized tax benefits	(1.9)	(2.6)	—
Excess officer compensation	3.2	2.3	1.9
Change in cost-sharing treatment of stock-based compensation	(7.1)	—	—
Change in prior period valuation allowance	8.8	(1.4)	3.1
Other	0.5	1.3	0.7

	2.2%	22.5%	19.7%

        The effective tax rate for fiscal 2015 decreased from fiscal 2014, primarily due to the completion of payments related to a prior year intercompany licensing arrangement resulting in an increase to the foreign tax rate benefit as well as the recognition of a net benefit resulting from a change in the tax accounting treatment of stock-based compensation in a cost-sharing arrangement following a recent U.S. Tax Court case.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

17. Income Taxes (Continued)

        On July 27, 2015, the U.S. Tax Court (the "Court") issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the Court on December 1, 2015. In its opinion, the Court accepted Altera's position of excluding stock-based compensation from its intercompany cost-sharing arrangement. The U.S. Internal Revenue Service has the right to appeal the Court decision, and although the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation in intercompany cost-sharing arrangements, the Company has evaluated the Court case and has concluded that the Court's opinion is more likely than not to be sustained upon final appeal of the decision. The Company has analyzed the impact of the Court case and has recorded a tax benefit of $29.6 million in its consolidated statement of income for fiscal 2015. Of the total $29.6 million tax benefit, $25.9 million represents the benefit of a future intercompany transaction that will result from the reversal of the inclusion of stock-based compensation in the Company's cost-sharing arrangement as a result of stock-based awards that have already vested. The remainder of the $29.6 million benefit, or $3.7 million, represents the additional benefit reflected in the ending deferred tax asset for stock-based compensation as a result of the Altera decision. Because this change to cost-sharing is expected to increase the Company's cumulative foreign earnings at the time of final resolution of the case, in fiscal 2015, the Company accrued a deferred tax liability of $27.5 million as a result of management's intent to repatriate the foreign earnings generated when the inclusion of stock-based compensation in its cost-sharing arrangement is reversed.

        The decrease in the effective tax rate during fiscal 2015 from the completion of payments related to a prior year intercompany licensing arrangement and the recognition of a net benefit from the Altera case was partially offset by an increase in the prior year valuation allowance related to lower expectations of profitability in jurisdictions where tax attributes exist. Additionally, the Company expects a lower realization of the recently re-enacted U.S. federal research and development tax credit as compared to the realization of the U.S. federal research and development tax credit in fiscal 2014.

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

        Income before income taxes included the following components (in thousands):

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Domestic	$2,249	$38,174	$41,849
Foreign	28,014	10,866	20,178

	$30,263	$49,040	$62,027

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

17. Income Taxes (Continued)

        Foreign income before taxes increased from fiscal 2014 to fiscal 2015 primarily due to the completion of payments related to a prior year intercompany licensing arrangement. The impact of this change was partially offset by lower profitability for fiscal 2015 as compared to fiscal 2014, predominately resulting from higher amortization of acquired intangibles.

        Foreign income before taxes decreased from fiscal 2013 to fiscal 2014 primarily due to an increase in fiscal 2014 of the fair value of the Company's acquisition-related contingent consideration liability.

        Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company recorded a new valuation allowance of $0.5 million in fiscal 2015 related to certain state research and development tax credit carryforwards generated in fiscal 2015 as well as recording a new valuation allowance of $3.2 million related to a carryforward of the recently enacted U.S. federal research and development tax credit generated in fiscal 2015. The Company also recorded a new valuation allowance of $0.6 million in fiscal 2015 related to the state tax impact of the change in tax accounting treatment of stock-based compensation in a cost-sharing arrangement. In addition, the Company recorded additional valuation allowances of $2.0 million for previously acquired federal research and development credit carryforwards, $0.4 million for prior year state research and development credit carryforwards and $0.2 million for prior year state net operating loss carryforwards. The Company does not expect to recognize sufficient income in the jurisdictions in which the carryforwards were created and therefore, the Company has concluded that it is more likely than not that a portion of these carryforwards will expire or go unutilized. In addition, in fiscal 2015, the Company recorded a reduction of $0.1 million to the prior year valuation allowance related to the expiration of certain acquired state net operating loss carryforwards which were fully valued. Since this change was due to the expiration of the losses, the reduction to the valuation allowance was offset by a reduction in deferred tax assets rather than a charge to income tax expense. No valuation allowance was recorded against other deferred tax assets in fiscal 2015. Management believes that the Company's results of future operations will generate sufficient taxable income such that it is more likely than not that the remaining deferred tax assets will be realized.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

17. Income Taxes (Continued)

        Significant components of the Company's deferred taxes as of January 2, 2016 and January 3, 2015 are as follows (in thousands):

	January 2, 2016	January 3, 2015
Deferred tax assets:
Net operating loss carryforwards	$25,869	$31,518
Research and development tax credit carryforwards	13,335	9,740
Stock-based compensation	8,757	6,353
Capitalized research and development	8,741	7,371
Deferred income on shipments to distributors	7,413	8,117
Expected future cost-sharing adjustment	25,896	—
Accrued liabilities and other	8,619	6,481

	98,630	69,580
Less: Valuation allowance	(10,264)	(3,455)

	88,366	66,125
Deferred tax liabilities:
Acquired intangible assets	33,020	33,630
Depreciation and amortization	2,349	3,388
Unremitted foreign earnings for expected future cost-sharing adjustment	27,495	—
Prepaid expenses and other	1,991	1,517

	64,855	38,535

Net deferred tax assets	$23,511	$27,590

        As of January 2, 2016, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $53.8 million and $2.0 million, respectively, as a result of the Cygnal Integrated Products, Silicon Clocks, Spectra Linear and Ember acquisitions. These carryforwards expire in fiscal years 2020 through 2032. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used. Additionally, as of January 2, 2016, the Company had $5.1 million of federal research and development tax credit carryforward. This carryforward will expire in 2036.

        As of January 2, 2016, the Company had foreign net operating loss carryforwards of approximately $15.8 million as a result of the Energy Micro acquisition. These loss carryforwards do not expire and recognition is not subject to an annual limit. Additionally, as of January 2, 2016, the Company had foreign net operating loss carryforwards of approximately $0.2 million as a result of the Bluegiga acquisition. These loss carryforwards will expire in fiscal year 2025.

        The Company also had state loss and research and development tax credit carryforwards of approximately $54.0 million and $12.5 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates, Silicon Clocks, Spectra Linear and Ember acquisitions. Certain of these carryforwards

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

17. Income Taxes (Continued)

expire in fiscal years 2016 through 2033, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        At the end of fiscal 2015, undistributed earnings of the Company's foreign subsidiaries of approximately $312.4 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for U.S. federal and state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable. Other than the previously described future earnings of its Singapore subsidiary as a result of the reversal of the inclusion of stock-based compensation in its cost-sharing arrangement, the Company intends to continue to permanently reinvest the actual earnings of each of its foreign subsidiaries.

        The Company's operations in Singapore are subject to reduced tax rates through June 30, 2019, as long as certain conditions are met. The income tax benefit from the reduced Singapore tax rate reflected in earnings was approximately $14.4 million (representing $0.34 per diluted share) in fiscal 2015, approximately $2.0 million (representing $0.05 per diluted share) in fiscal 2014, and approximately $2.2 million (representing $0.05 per diluted share) in fiscal 2013. The significant increase in the impact of the reduced Singapore tax rate from fiscal 2014 to fiscal 2015 is due to the recognition of additional profit in Singapore for tax accounting purposes as a result of the Altera case as well as the completion of payments related to a prior year intercompany licensing agreement.

        The following table reflects changes in the unrecognized tax benefits (in thousands):

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Beginning balance	$3,929	$4,998	$4,364
Additions based on tax positions related to current year	432	465	316
Additions based on tax positions related to prior years	—	58	318
Reductions for tax positions related to prior years	(751)	(1,592)	—

Ending balance	$3,610	$3,929	$4,998

        As of January 2, 2016, January 3, 2015 and December 28, 2013, the Company had gross unrecognized tax benefits of $3.6 million, $3.9 million, and $5.0 million, respectively, of which $3.2 million, $4.0 million, and $4.8 million, respectively, would affect the effective tax rate if recognized. During fiscal 2015, the Company had gross increases of $0.4 million to its current year unrecognized tax benefits, as well as gross decreases of $0.6 million related to an uncertain tax position that was closed by statute. In addition, there was a reduction of $0.2 million due to foreign currency remeasurement adjustments related to prior year unrecognized tax benefits which were recognized in other income (expense), net. During fiscal 2014, the Company had gross increases of $0.5 million to its current and prior year unrecognized tax benefits, as well as gross decreases of $1.3 million to its prior year unrecognized tax benefits related to an uncertain tax position that was closed by statute. In addition, there was a reduction of $0.3 million due to foreign currency remeasurement adjustments

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

17. Income Taxes (Continued)

related to prior year unrecognized tax benefits which were recognized in other income (expense), net. During fiscal 2013, the Company had gross increases of $0.6 million to its current and prior year unrecognized tax benefits.

        The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized less than $0.1 million of interest in the provision for income taxes in fiscal 2015, 2014 and 2013. The Company had an accrual of less than $0.1 million for the payment of interest related to unrecognized tax positions at the end of fiscal 2015, 2014 and 2013.

        The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.1 million in the next 12 months due to the lapse of the statute of limitations applicable to tax deductions and tax credits claimed on prior year tax returns.

        The tax years 2011 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

18. Segment Information

        The Company has one operating segment, mixed-signal analog intensive products, consisting of numerous product areas. The Company's chief operating decision maker is considered to be its Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

        The Company groups its products into four categories, based on the markets and applications in which its ICs may be used. The following summarizes the Company's revenue by product category (in thousands):

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Internet of Things	$262,329	$209,005	$181,254
Broadcast	161,787	204,256	199,837
Infrastructure	121,974	108,123	100,523
Access	98,736	99,320	98,473

Total	$644,826	$620,704	$580,087

        The Company previously grouped IoT products and Infrastructure products under the Broad-based products heading.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
January 2, 2016 (Continued)

18. Segment Information (Continued)

        Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
United States	$96,959	$89,935	$68,566
China	281,306	271,818	253,261
Rest of world	266,561	258,951	258,260

Total	$644,826	$620,704	$580,087

        The following summarizes the Company's property and equipment, net by geographic area (in thousands):

	January 2, 2016	January 3, 2015
United States	$126,404	$127,928
Rest of world	4,728	4,892

Total	$131,132	$132,820

Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2015 and 2014 is as follows. The fourth quarter of fiscal 2014 had 14 weeks. All other quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$160,071	$156,194	$164,856	$163,705
Gross margin	93,538	93,435	97,428	96,369
Operating income	4,796	11,223	9,003	7,212
Net income	$5,658	$9,975	$7,575	$6,378
Earnings per share:
Basic	$0.14	$0.24	$0.18	$0.15
Diluted	$0.13	$0.23	$0.17	$0.15

	Fiscal 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$161,951	$158,144	$154,918	$145,691
Gross margin	96,672	96,111	98,663	87,105
Operating income	11,006	9,604	20,802	10,009
Net income	$10,024	$5,608	$14,279	$8,110
Earnings per share:
Basic	$0.24	$0.13	$0.33	$0.19
Diluted	$0.23	$0.13	$0.32	$0.18