Form 10-Q
period 2016-04-02
SILICON LABORATORIES INC
filed 2016-04-27
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

or

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

As of April 19, 2016, 41,751,123 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	April 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$126,690	$114,085
Short-term investments	126,824	128,901
Accounts receivable, net of allowances for doubtful accounts of $657 at April 2, 2016 and $671 at January 2, 2016	74,591	73,601
Inventories	48,923	53,895
Prepaid expenses and other current assets	44,222	52,658
Total current assets	421,250	423,140
Long-term investments	6,845	7,126
Property and equipment, net	130,099	131,132
Goodwill	272,722	272,722
Other intangible assets, net	113,800	121,354
Other assets, net	53,566	55,989
Total assets	$998,282	$1,011,463

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,579	$42,127
Current portion of long-term debt	10,000	10,000
Accrued expenses	58,391	52,131
Deferred income on shipments to distributors	41,042	35,448
Income taxes	3,084	2,615
Total current liabilities	155,096	142,321
Long-term debt	65,000	67,500
Other non-current liabilities	28,739	40,528
Total liabilities	248,835	250,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 41,743 and 41,727 shares issued and outstanding at April 2, 2016 and January 2, 2016, respectively	4	4
Additional paid-in capital	—	13,868
Retained earnings	750,256	747,749
Accumulated other comprehensive loss	(813)	(507)
Total stockholders’ equity	749,447	761,114
Total liabilities and stockholders’ equity	$998,282	$1,011,463

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenues	$162,025	$163,705
Cost of revenues	66,494	67,336
Gross margin	95,531	96,369
Operating expenses:
Research and development	49,046	46,857
Selling, general and administrative	39,637	42,300
Operating expenses	88,683	89,157
Operating income	6,848	7,212
Other income (expense):
Interest income	271	192
Interest expense	(655)	(745)
Other income (expense), net	(391)	408
Income before income taxes	6,073	7,067
Provision for income taxes	265	689
Net income	$5,808	$6,378

Earnings per share:
Basic	$0.14	$0.15
Diluted	$0.14	$0.15

Weighted-average common shares outstanding:
Basic	41,629	42,412
Diluted	42,199	43,149

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income	$5,808	$6,378
Other comprehensive loss, before tax:
Net changes to available-for-sale securities:
Unrealized losses arising during the period	(251)	(20)
Reclassification for losses included in net income	—	10

Net changes to cash flow hedges:
Unrealized losses arising during the period	(286)	(626)
Reclassification for losses included in net income	66	130

Other comprehensive loss, before tax	(471)	(506)

Benefit from income taxes	(165)	(177)

Other comprehensive loss	(306)	(329)
Comprehensive income	$5,502	$6,049

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2016	April 4, 2015
Operating Activities
Net income	$5,808	$6,378
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	3,310	2,987
Amortization of other intangible assets and other assets	7,980	6,521
Stock-based compensation expense	10,344	10,519
Income tax benefit (shortfall) from stock-based awards	(1,025)	1,773
Excess income tax benefit from stock-based awards	(6)	(1,785)
Deferred income taxes	(38)	6,844
Changes in operating assets and liabilities:
Accounts receivable	(990)	6,564
Inventories	4,580	(6,424)
Prepaid expenses and other assets	9,159	8,584
Accounts payable	1,559	447
Accrued expenses	6,260	(5,046)
Deferred income on shipments to distributors	5,558	(1,049)
Income taxes	494	(8,409)
Other non-current liabilities	(10,584)	(3,816)
Net cash provided by operating activities	42,409	24,088

Investing Activities
Purchases of available-for-sale investments	(44,547)	(13,037)
Proceeds from sales and maturities of available-for-sale investments	46,654	57,739
Purchases of property and equipment	(2,303)	(1,991)
Purchases of other assets	(1,107)	(935)
Acquisition of business, net of cash acquired	—	(76,899)
Net cash used in investing activities	(1,303)	(35,123)

Financing Activities
Payment of taxes withheld for vested stock awards, net of proceeds from the issuance of common stock	(7,523)	(2,561)
Excess income tax benefit from stock-based awards	6	1,785
Repurchases of common stock	(18,484)	(10,138)
Payment of acquisition-related contingent consideration	—	(4,464)
Payments on debt	(2,500)	(2,583)
Net cash used in financing activities	(28,501)	(17,961)

Increase (decrease) in cash and cash equivalents	12,605	(28,996)
Cash and cash equivalents at beginning of period	114,085	141,706
Cash and cash equivalents at end of period	$126,690	$112,710

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 2, 2016 and January 2, 2016, the condensed consolidated results of its operations for the three months ended April 2, 2016 and April 4, 2015, the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2016 and April 4, 2015, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2016 and April 4, 2015. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended April 2, 2016 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended January 2, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 5, 2016.

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2016 will have 52 weeks and fiscal 2015 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Revenue Recognition

Revenues are generated predominately by sales of the Company’s products. The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Generally, revenue from product sales to direct customers and contract manufacturers is recognized upon shipment.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted in any interim or annual period. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In February 2016, the FASB issued FASB ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In January 2016, the FASB issued FASB ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted for financial statements of fiscal years or interim periods that have not yet been issued. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The Company is currently evaluating the effect that the adoption of ASU 2014-09, ASU 2015-14 and ASU 2016-08 will have on its financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income	$5,808	$6,378

Shares used in computing basic earnings per share	41,629	42,412

Effect of dilutive securities:
Stock options and other stock-based awards	570	737
Shares used in computing diluted earnings per share	42,199	43,149

Earnings per share:
Basic	$0.14	$0.15
Diluted	$0.14	$0.15

For the three months ended April 2, 2016 and April 4, 2015, approximately 0.8 million and 0.1 million shares, respectively, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Cash, Cash Equivalents and Investments

The Company’s cash equivalents and short-term investments as of April 2, 2016 consisted of municipal bonds, money market funds, variable-rate demand notes, corporate bonds, U.S. government bonds, asset-back securities, commercial paper, certificates of deposit and international government bonds. The Company’s long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of the Company’s auction-rate securities failed because sell orders exceeded buy orders. As of April 2, 2016, the Company held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The underlying assets of the securities consisted of student loans and municipal bonds, of which $6.0 million were guaranteed by the U.S. government and the remaining $2.0 million were privately insured. As of April 2, 2016, $6.0 million of the auction-rate securities had credit ratings of AA and $2.0 million had a credit rating of A. These securities have contractual maturity dates ranging from 2033 to 2046 at April 2, 2016. The Company is receiving the underlying cash flows on all of its auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of April 2, 2016.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company’s cash, cash equivalents and investments consisted of the following (in thousands):

	April 2, 2016
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and cash equivalents:
Cash on hand	$76,197	$—	$—	$76,197
Available-for-sale securities:
Money market funds	40,720	—	—	40,720
Municipal bonds	5,724	—	—	5,724
Certificates of deposit	2,849	—	—	2,849
Commercial paper	1,200	—	—	1,200
Total available-for-sale securities	50,493	—	—	50,493

Total cash and cash equivalents	$126,690	$—	$—	$126,690

Short-term investments:
Available-for-sale securities:
Municipal bonds	$85,668	$(14)	$55	$85,709
Variable-rate demand notes	18,395	—	—	18,395
Corporate bonds	8,021	(18)	—	8,003
U.S. government bonds	6,004	—	5	6,009
Asset-backed securities	3,995	—	3	3,998
Commercial paper	2,489	—	—	2,489
International government bonds	2,220	—	1	2,221
Total short-term investments	$126,792	$(32)	$64	$126,824

Long-term investments:
Available-for-sale securities:
Auction rate securities	$8,000	$(1,155)	$—	$6,845
Total long-term investments	$8,000	$(1,155)	$—	$6,845

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	January 2, 2016
	Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Cash and cash equivalents:
Cash on hand	$59,071	$—	$—	$59,071
Available-for-sale securities:			—
Money market funds	37,721	—	—	37,721
Commercial paper	11,272	—	—	11,272
Certificates of deposit	2,845	—	—	2,845
U.S. government agency	1,599	—	—	1,599
Municipal bonds	1,576	—	1	1,577
Total available-for-sale securities	55,013	—	1	55,014

Total cash and cash equivalents	$114,084	$—	$1	$114,085

Short-term investments:
Available-for-sale securities:
Municipal bonds	$93,506	$(32)	$42	$93,516
Commercial paper	11,176	—	—	11,176
Variable-rate demand notes	8,995	—	—	8,995
Certificates of deposit	8,000	—	—	8,000
U.S. government agency	3,997	—	1	3,998
International government bonds	2,227	(7)	—	2,220
Corporate bonds	999	(3)	—	996
Total short-term investments	$128,900	$(42)	$43	$128,901

Long-term investments:
Available-for-sale securities:
Auction rate securities	$8,000	$(874)	$—	$7,126
Total long-term investments	$8,000	$(874)	$—	$7,126

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of April 2, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$27,767	$(11)	$2,708	$(3)	$30,475	$(14)
Corporate bonds	8,003	(18)	—	—	8,003	(18)
Auction rate securities	—	—	6,845	(1,155)	6,845	(1,155)
	$35,770	$(29)	$9,553	$(1,158)	$45,323	$(1,187)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 2, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$29,271	$(30)	$1,198	$(2)	$30,469	$(32)
Auction rate securities	—	—	7,126	(874)	7,126	(874)
International government bonds	2,220	(7)	—	—	2,220	(7)
Corporate bonds	996	(3)	—	—	996	(3)
	$32,487	$(40)	$8,324	$(876)	$40,811	$(916)

The gross unrealized losses as of April 2, 2016 and January 2, 2016 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates.

The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at April 2, 2016 (in thousands):

	Cost	Fair Value
Due in one year or less	$114,458	$114,470
Due after one year through ten years	41,002	41,022
Due after ten years	29,825	28,670
	$185,285	$184,162

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

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of April 2, 2016, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

The Company’s derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	April 2, 2016	January 2, 2016
Interest rate swap	Other assets, net	$—	$92
	Other non-current liabilities	129	—

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Loss Recognized in OCI on Derivatives (Effective Portion) during the:		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended			Three Months Ended
	April 2, 2016	April 4, 2015		April 2, 2016	April 4, 2015
Interest rate swaps	$(286)	$(626)	Interest expense	$(66)	$(130)

The Company expects to reclassify $0.1 million of its interest rate swap losses included in accumulated other comprehensive loss as of April 2, 2016 into earnings in the next 12 months, which would be offset by lower interest payments.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of April 2, 2016 and April 4, 2015, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $4.8 million and $6.8 million, respectively. The fair value of the contracts was not material as of April 2, 2016 or April 4, 2015. The contract held as of April 2, 2016 has a maturity date of June 29, 2016 and it was not designated as a hedging instrument.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
Gain (Loss) Recognized in Income	April 2, 2016	April 4, 2015	Location
Foreign currency forward contracts	$(300)	$550	Other income (expense), net

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

	Fair Value Measurements at April 2, 2016 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$40,720	$—	$—	$40,720
Municipal bonds	—	5,724	—	5,724
Certificates of deposit	—	2,849	—	2,849
Commercial paper	—	1,200	—	1,200
Total cash equivalents	$40,720	$9,773	$—	$50,493

Short-term investments:
Municipal bonds	$—	$85,709	$—	$85,709
Variable-rate demand notes	—	18,395	—	18,395
Corporate bonds	—	8,003	—	8,003
U.S. government bonds	6,009	—	—	6,009
Asset-backed securities	—	3,998	—	3,998
Commercial paper	—	2,489	—	2,489
International government bonds	—	2,221	—	2,221
Total short-term investments	$6,009	$120,815	$—	$126,824

Long-term investments:
Auction rate securities	$—	$—	$6,845	$6,845
Total long-term investments	$—	$—	$6,845	$6,845

Total	$46,729	$130,588	$6,845	$184,162

Liabilities:
Other non-current liabilities:
Derivative instruments	$—	$129	$—	$129
Total	$—	$129	$—	$129

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

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at April 2, 2016 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$6,845	Discounted cash flow	Estimated yield	1.09%

		Expected holding period	10 years

		Estimated discount rate	3.27%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Contingent consideration

The Company has followed an established internal control procedure used in valuing contingent consideration. The valuation of contingent consideration for the Energy Micro acquisition was based on a Monte Carlo simulation model. The fair value of this valuation was estimated on a quarterly basis through a collaborative effort by the Company’s sales, marketing and finance departments.

The following summarizes the activity in Level 3 financial instruments for the three months ended April 2, 2016 (in thousands):

Assets

Auction Rate Securities	Three Months Ended
Beginning balance	$7,126
Loss included in other comprehensive loss	(281)
Balance at April 2, 2016	$6,845

Liabilities

Contingent Consideration (1)	Three Months Ended
Beginning balance	$14,073
Settlements (2)	(11,375)
Gain recognized in earnings (3)	(2,698)
Balance at April 2, 2016	$—

(1)         In connection with the acquisition of Energy Micro, the Company recorded contingent consideration based upon the expected achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model were recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)         On March 11, 2016, the Company entered into an agreement which settled the total amount of contingent consideration related to the Energy Micro acquisition (including all amounts for fiscal 2015 through 2018). See Note 7, Acquisitions, for additional information.

(3)         The gain recognized in earnings was due to the settlement of the Energy Micro contingent consideration. This gain was offset in part by a charge of approximately $2.7 million recorded in the three months ended April 2, 2016 for a portion of the contingent consideration accounted for as post-combination compensation expense.

Fair values of other financial instruments

The Company’s debt under the Credit Facilities bears interest at the Eurodollar rate plus an applicable margin. The Credit Facilities are recorded at cost, but are measured at fair value for disclosure purposes. Fair value is estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of April 2, 2016 and January 2, 2016, the fair value of the Company’s debt under the Credit Facilities was approximately $75.0 million and $77.5 million, respectively.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	April 2, 2016	January 2, 2016
Work in progress	$34,689	$36,774
Finished goods	14,234	17,121
	$48,923	$53,895

7. Acquisitions

Energy Micro

On July 1, 2013, the Company acquired Energy Micro. In the first quarter of 2015, the Company made the following payments in connection with the Energy Micro acquisition: (a) approximately $20.0 million was paid for the release of the holdback; and (b) approximately $6.3 million was paid for the first annual period of the earn-out. Approximately $1.8 million of the earn-out payment was recorded as compensation expense during fiscal 2014. The remaining approximately $4.5 million of the earn-out payment represented additional consideration.

On March 11, 2016, the Company entered into an agreement with Energy AS, the former parent of Energy Micro. The agreement settled the amount of the earn-out to be paid for fiscal 2015 through 2018. The total settlement amount was approximately $16.0 million (in lieu of potential payments of up to $26.7 million) and will be paid on or before May 11, 2016. The settlement amount represented approximately $11.4 million of additional consideration and approximately $4.6 million of compensation expense (of which approximately $2.7 million was recorded in the three months ended April 2, 2016 and approximately $1.9 million was recorded in fiscal 2015). The compensation expense recorded in fiscal 2016 was offset in part by a gain of approximately $2.7 million to adjust the consideration portion of the earn-out to fair value due to the settlement.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of April 2, 2016, the Company was in compliance with all covenants of the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Credit Facilities, the Company entered into an interest rate swap agreement as a hedge against the Eurodollar portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the Eurodollar portion of the interest on the Credit Facilities to a fixed interest rate of 0.764% through July 2017. As of April 2, 2016, the combined interest rate of the Credit Facilities (which includes an applicable margin) and the interest rate swap was 2.264%. See Note 4, Derivative Financial Instruments, for additional information.

9. Stockholders’ Equity

Common Stock

The Company issued 0.4 million shares of common stock during the three months ended April 2, 2016.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
August 2015	December 2016	$100,000
October 2014	December 2015	$100,000
January 2014	January 2015	$100,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.4 million shares of its common stock for $18.5 million during the three months ended April 2, 2016. The Company repurchased 0.2 million shares of its common stock for $10.1 million during the three months ended April 4, 2015.  These shares were retired upon repurchase.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 2, 2016	$60	$(567)	$(507)

Other comprehensive loss before reclassifications	(186)	(163)	(349)
Amount reclassified from accumulated other comprehensive loss	43	—	43
Net change for the period	(143)	(163)	(306)

Balance at April 2, 2016	$(83)	$(730)	$(813)

Reclassifications From Accumulated Other Comprehensive Loss

	Three Months Ended
Reclassification (in thousands)	April 2, 2016	April 4, 2015
Losses on cash flow hedges to:
Interest expense	$(66)	$(130)

Losses on available-for-sales securities to:
Interest income	—	(10)
	(66)	(140)

Income tax benefit	23	49
Total reclassifications	$(43)	$(91)

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

Stock-based compensation costs are based on the fair values on the date of grant for stock options and on the date of enrollment for the employee stock purchase plans, estimated by using the Black-Scholes option-pricing model. The fair values of stock awards (such as restricted stock units (RSUs), performance stock units (PSUs) and restricted stock awards (RSAs)) equal their intrinsic value on the date of grant. The fair values of market stock units (MSUs) generally are estimated using a Monte Carlo simulation based on the date of grant.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	April 2, 2016	April 4, 2015
Cost of revenues	$266	$230
Research and development	4,910	4,795
Selling, general and administrative	5,168	5,494
	10,344	10,519
Income tax benefit	2,236	1,304
	$8,108	$9,215

The Company had approximately $77.3 million of total unrecognized compensation costs related to granted stock awards as of April 2, 2016 that are expected to be recognized over a weighted-average period of approximately 2.5 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

11.  Commitments and Contingencies

Patent Litigation

On January 21, 2014, Cresta Technology Corporation (“Cresta Technology”), a Delaware corporation, filed a lawsuit against the Company, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., LG Electronics Inc. and LG Electronics U.S.A., Inc. in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the “Cresta Patents”). The Delaware District Court action has been stayed.

On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission (“ITC”) alleging infringement of the same patents. On September 29, 2015, the ITC issued its Final Determination, finding that all the patent claims asserted against the Company’s products were either invalid or not infringed and that Cresta Technology failed to establish the ITC’s domestic industry requirement. The ITC found no violation by the Company and terminated the investigation. On November 30, 2015, Cresta Technology filed an appeal of the ITC decision to the Federal Circuit. On March 8, 2016, pursuant to a stipulated dismissal, the Federal Circuit dismissed Cresta Technology’s appeal in its entirety.

In a parallel process, the Company challenged the validity of the claims of the Cresta Patents asserted in the ITC investigation through a series of Inter-Partes Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. On December 18, 2015, Cresta Technology appealed those adverse decisions to the United States Court of Appeals for the Federal Circuit as to this first USPTO determination. The USPTO has instituted a second set of IPR proceedings against a second set of the remaining claims. On March 18, 2016, Cresta Technology filed for chapter 7 bankruptcy in the United States Bankruptcy Court for the Northern District of California. The second set of IPR proceedings are currently stayed due to Cresta Technology’s bankruptcy petition.

On July 16, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. The Company is seeking a permanent injunction and an award of damages and attorney fees. As a result of the chapter 7 bankruptcy filing by Cresta Technology, these proceedings are currently stayed.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As is customary in the semiconductor industry, the Company provides indemnification protection to its customers for intellectual property claims related to the Company’s products. The Company has not accrued any material liability on its Condensed Consolidated Balance Sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

The Company intends to continue to vigorously defend against Cresta Technology’s allegations and to continue to pursue its claims against Cresta and their patents. At this time, the Company cannot predict the outcome of these matters or the resulting financial impact to it, if any.

Other

The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

12. Related Party Transactions

On July 1, 2013, Geir Førre joined the Company as senior vice president. Mr. Førre was chief executive officer of Energy Micro, until it was acquired by the Company. Mr. Førre was the beneficial owner of approximately 30% of the Energy Micro equity and accordingly received approximately $35 million at closing. In the first quarter of 2015, Mr. Førre received approximately $6.1 million of the $20.0 million paid for the holdback related to potential indemnification claims and approximately $1.9 million of the $6.3 million paid for the fiscal 2014 earn-out. On March 11, 2016, the Company entered into an agreement which settled the amount of the earn-out to be paid for fiscal 2015 through 2018. Under this agreement, Mr. Førre will receive approximately $4.8 million of the $16.0 million that will be paid.

Alf-Egil Bogen served on the Company’s board of directors from October 17, 2013 to April 21, 2016. Mr. Bogen was chief marketing officer of Energy Micro, until it was acquired by the Company. Mr. Bogen was the beneficial owner of approximately 2% of the Energy Micro equity and accordingly received approximately $0.9 million at closing. In the first quarter of 2015, Mr. Bogen received approximately $0.4 million of the $20.0 million paid for the holdback related to potential indemnification claims and approximately $0.1 million of the $6.3 million paid for the fiscal 2014 earn-out. Under the settlement agreement, Mr. Bogen will receive approximately $0.3 million of the $16.0 million that will be paid for fiscal 2015 through 2018 earn-out. Mr. Bogen had invested approximately $0.8 million in Energy Micro prior to the acquisition.

13. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $0.3 million and $0.7 million for the three months ended April 2, 2016 and April 4, 2015, resulting in effective tax rates of 4.4% and 9.7%, respectively. The effective tax rate for the three months ended April 2, 2016 decreased from the prior period primarily due to a revaluation of deferred tax liabilities to a lower enacted tax rate as well as an increase in the foreign tax rate benefit resulting from a net increase in earnings indefinitely reinvested in lower tax jurisdictions.

At April 2, 2016, the Company had gross unrecognized tax benefits of $4.2 million, of which $3.2 million would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.1 million in the next 12 months due to the lapse of the statute of limitations applicable to tax deductions and tax credits claimed on prior year tax returns.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On December 1, 2015, the U.S. Tax Court issued its final decision with respect to Altera Corporation’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. In its final decision, the Court accepted Altera’s position of excluding stock-based compensation from its cost-sharing arrangement and concluded that the related IRS Regulations were invalid. In February 2016, the IRS appealed the decision to the U.S Court of Appeals for the Ninth Circuit. Although the IRS has appealed the decision, based on the facts and circumstances of the Tax Court Case, the Company believes that it is more likely than not that the Tax Court decision will be upheld. Therefore, the Company continues to reflect the effects of the decision in its Condensed Consolidated Financial Statements. This change to cost-sharing is expected to increase the Company’s cumulative foreign earnings at the time of final resolution of the case. As such, the Company continues to accrue a deferred tax liability for the U.S. tax cost of potential repatriation of the associated foreign earnings because at this time, the Company cannot reasonably conclude that it will have the ability and intent to indefinitely reinvest these contingent earnings. The overall net impact on the Company’s Condensed Consolidated Financial Statements is not material. The Company will continue to monitor ongoing developments and potential impacts to its Condensed Consolidated Financial Statements.

The tax years 2011 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2016 will have 52 weeks and fiscal 2015 had 52 weeks. Our first quarter of fiscal 2016 ended April 2, 2016. Our first quarter of fiscal 2015 ended April 4, 2015.

Overview

We are a provider of silicon, software and solutions for the Internet of Things (IoT), Internet infrastructure, industrial control, consumer and automotive markets. We solve some of the electronics industry’s toughest problems, providing customers with significant advantages in performance, energy savings, connectivity and design simplicity. Mixed-signal integrated circuits (ICs) are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including industrial, communications, consumer and automotive. Our major customers include Chamberlain, Cisco, Fitbit, Harman Becker, Huawei, LG Electronics, Samsung, Technicolor, Technisat and Varian Medical Systems.

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

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. In the first three months of fiscal 2016, we introduced a fully integrated, pre-certified Bluetooth® module for low-energy applications; a family of isolated gate drivers for high-speed power supply designs; a plug-and-play Wi-Fi® module solution for IoT applications; the scalable Blue Gecko wireless system-on-chip (SoC) family for the Bluetooth low-energy market; the Wireless Gecko portfolio of multiprotocol SoC devices for IoT applications; next-generation optical sensors that enable enhanced measurement of ultraviolet (UV) radiation and gesture recognition; and an optical heart rate sensing solution for wrist-based heart rate monitoring (HRM) applications. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the three months ended April 2, 2016, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors, Edom Technology, Avnet and Arrow Electronics, represented more than 10% of our revenues during the three months ended April 2, 2016. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended April 2, 2016.

The percentage of our revenues derived from outside of the United States was 87% during the three months ended April 2, 2016.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 2, 2016	April 4, 2015

Revenues	100.0%	100.0%
Cost of revenues	41.0	41.1
Gross margin	59.0	58.9

Operating expenses:
Research and development	30.3	28.6
Selling, general and administrative	24.5	25.9
Operating expenses	54.8	54.5
Operating income	4.2	4.4

Other income (expense):
Interest income	0.2	0.1
Interest expense	(0.4)	(0.5)
Other income (expense), net	(0.2)	0.3
Income before income taxes	3.8	4.3
Provision for income taxes	0.2	0.4
Net income	3.6%	3.9%

Revenues

	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015	Change	% Change
Internet of Things	$70.9	$60.9	$10.0	16.3%
Broadcast	38.4	46.1	(7.7)	(16.6)%
Infrastructure	31.6	30.2	1.4	4.8%
Access	21.1	26.5	(5.4)	(20.4)%
Revenues	$162.0	$163.7	$(1.7)	(1.0)%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $10.0 million for our Internet of Things products, due primarily to market share gains for our products, increases in the market and the addition of revenues from acquisitions.

•                  Decreased revenues of $7.7 million for Broadcast products, due primarily to decreases in our market share and the market for our consumer products.

•                  Increased revenues of $1.4 million for our Infrastructure products, due primarily to market share gains.

•                  Decreased revenues of $5.4 million for our Access products, due primarily to decreases in our market share and the market for such products.

Unit volumes of our products increased by 4.5% and average selling prices decreased by 5.3% compared to the three months ended April 4, 2015. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015	Change
Gross margin	$95.5	$96.4	$(0.9)
Percent of revenue	59.0%	58.9%	0.1%

The decreased dollar amount of gross margin in the recent three month period was due to decreases in gross margin of $3.8 million for our Broadcast products and $1.7 million for our Access products, offset by increases in gross margin of $3.5 million for our Internet of Things products and $1.1 million for our Infrastructure products.

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

Research and Development

	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015	Change	% Change
Research and development	$49.0	$46.9	$2.1	4.7%
Percent of revenue	30.3%	28.6%

The increase in research and development expense in the recent three month period was principally due to increases of (a) $1.7 million for the amortization of intangible assets, and (b) $0.9 million for personnel-related expenses, including costs associated with increased headcount. We expect that research and development expense will increase in absolute dollars in the second quarter of 2016.

Recent development projects include a fully integrated, pre-certified Bluetooth module for low-energy applications; a family of isolated gate drivers for high-speed power supply designs; a plug-and-play Wi-Fi module solution for IoT applications; the scalable Blue Gecko wireless SoC family for the Bluetooth low-energy market; the Wireless Gecko portfolio of multiprotocol SoC devices for IoT applications; next-generation optical sensors that enable enhanced measurement of UV radiation and gesture recognition; an optical heart rate sensing solution for wrist-based HRM applications; two new EFM32™ Gecko MCU families that provide advancements in security and energy management technologies; the TouchXpress™ family of fixed-function controllers, which speeds development of capacitive sensing applications; a new EFM8™ MCU family that delivers high analog performance and peripheral integration in the 8-bit market; comprehensive reference designs that reduce time to market and simplify the development of ZigBee®-based home automation, connected lighting and smart gateway products; a new family of multi-channel digital isolators featuring a high-voltage isolation barrier designed to withstand 10 kV surge hits; a new family of subscriber line interface circuits (SLICs) offering low power consumption, small footprint, and high levels of integration and programmability for the VoIP gateway market; a comprehensive reference design solution that streamlines the development of  voice-enabled ZigBee remote controls; a sixth-generation version of the iWRAP™ Bluetooth software stack for the Bluetooth 3.0 wireless audio accessory market; an isolated current sense amplifier delivering high bandwidth and low signal delay; a fully integrated, pre-certified Blue Gecko wireless module providing a plug-and-play solution for Bluetooth Smart connectivity; a low-jitter, small-footprint and low-power network synchronizer clock; a new release of the Simplicity Studio™ development platform featuring an enhanced real-time Energy Profiler tool; the release of the Thread protocol stack providing IP-based mesh networking technology for the Connected Home market; a highly integrated clock IC for wireless infrastructure applications including base stations; a dual-mode Bluetooth module solution that supports both Bluetooth Smart and Bluetooth Classic wireless technologies; energy-friendly USB-enabled MCUs for power-sensitive IoT applications; a complete Wireless M-Bus platform solution for wirelessly connected smart meters in the European market; and high-speed, multi-channel digital isolators targeting industrial applications.

Selling, General and Administrative

	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015	Change	% Change
Selling, general and administrative	$39.7	$42.3	$(2.6)	(6.3)%
Percent of revenue	24.5%	25.9%

The decrease in selling, general and administrative expense in the recent three month period was principally due to decreases of (a) $1.4 million for adjustments to the fair value of acquisition-related contingent consideration, and (b) $1.2 million for acquisition-related costs. We expect that selling, general and administrative expense will decrease in absolute dollars in the second quarter of 2016.

Interest Income

Interest income for the three months ended April 2, 2016 was $0.3 million compared to $0.2 million for the three months ended April 4, 2015.

Interest Expense

Interest expense was $0.7 million for the three months ended April 2, 2016 and April 4, 2015.

Other Income (Expense), Net

Other income (expense), net for the three months ended April 2, 2016 was $(0.4) million compared to $0.4 million for the three months ended April 4, 2015.

Provision for Income Taxes

	Three Months Ended
(in millions)	April 2, 2016	April 4, 2015	Change
Provision for income taxes	$0.3	$0.7	$(0.4)
Effective tax rate	4.4%	9.7%

The effective tax rate for the three months ended April 2, 2016 decreased from the prior period primarily due to a revaluation of deferred tax liabilities to a lower enacted tax rate as well as an increase in the foreign tax rate benefit resulting from a net increase in earnings indefinitely reinvested in lower tax jurisdictions. See Note 13, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of indefinitely reinvested earnings in foreign jurisdictions where the tax rate may be lower than the federal statutory rate and other permanent items including nondeductible compensation expenses and research and development tax credits.

Business Outlook

We expect revenues in the second quarter of fiscal 2016 to be in the range of $168 to $173 million. Furthermore, we expect our diluted earnings (loss) per share to be in the range of $0.23 to $0.29.

Liquidity and Capital Resources

Our principal sources of liquidity as of April 2, 2016 consisted of $253.5 million in cash, cash equivalents and short-term investments, of which approximately $178.6 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, variable-rate demand notes, corporate bonds, U.S. government bonds, asset-back securities, commercial paper, certificates of deposit and international government bonds.

Our long-term investments consisted of auction-rate securities. In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of April 2, 2016, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. These securities have contractual maturity dates ranging from 2033 to 2046. We are receiving the underlying cash flows on all of our auction-rate securities. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the security, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. We do not expect to need access to the capital represented by any of our auction-rate securities prior to their maturities.

Operating Activities

Net cash provided by operating activities was $42.4 million during the three months ended April 2, 2016, compared to net cash provided of $24.1 million during the three months ended April 4, 2015. Operating cash flows during the three months ended April 2, 2016 reflect our net income of $5.8 million, adjustments of $20.6 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $16.0 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $74.6 million at April 2, 2016 from $73.6 million at January 2, 2016. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average days sales outstanding (DSO) was 41 days at April 2, 2016 and January 2, 2016.

Inventory decreased to $48.9 million at April 2, 2016 from $53.9 million at January 2, 2016. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our average days of inventory (DOI) was 66 days at April 2, 2016 and 73 days at January 2, 2016.

Investing Activities

Net cash used in investing activities was $1.3 million during the three months ended April 2, 2016, compared to net cash used of $35.1 million during the three months ended April 4, 2015. The decrease in cash outflows was principally due to $76.9 million in net payments for the acquisition of businesses during the three months ended April 4, 2015, including $56.9 million for the purchase of Bluegiga and $20.0 million for consideration previously withheld in connection with our purchase of Energy Micro, offset by a decrease of $42.6 million from net proceeds from the sales and maturities of marketable securities.

We anticipate capital expenditures of approximately $14 to $16 million for fiscal 2016. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $28.5 million during the three months ended April 2, 2016, compared to net cash used of $18.0 million during the three months ended April 4, 2015. The increase in cash outflows was principally due to an increase of $8.3 million for repurchases of our common stock and an increase of $5.0 million for payment of taxes withheld for vested stock awards, net of proceeds from the issuance of common stock. In August 2015, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2016.

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

The Amended Credit Agreement contains various conditions, covenants and representations with which we must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that we must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of April 2, 2016, we were in compliance with all covenants of the Amended Credit Agreement. Our obligations under the Amended Credit Agreement are secured by a security interest in substantially all of our assets.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted in any interim or annual period. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In February 2016, the FASB issued FASB ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In January 2016, the FASB issued FASB ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Earlier application is permitted for financial statements of fiscal years or interim periods that have not yet been issued. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. We are currently evaluating the effect that the adoption of ASU 2014-09, ASU 2015-14 and ASU 2016-08 will have on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of April 2, 2016 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of April 2, 2016 would decrease our annual interest income by approximately $1.1 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

In fiscal 2008, auctions for many of our auction-rate securities failed because sell orders exceeded buy orders. As of April 2, 2016, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions. The principal amounts associated with failed auctions are not expected to be accessible until a successful auction occurs, the issuer redeems the securities, a buyer is found outside of the auction process or the underlying securities mature. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 2, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended April 2, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Patent Litigation

On January 21, 2014, Cresta Technology Corporation (“Cresta Technology”), a Delaware corporation, filed a lawsuit against us, Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., LG Electronics Inc. and LG Electronics U.S.A., Inc. in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the “Cresta Patents”). The Delaware District Court action has been stayed.

On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission (“ITC”) alleging infringement of the same patents. On September 29, 2015, the ITC issued its Final Determination, finding that all the patent claims asserted against our products were either invalid or not infringed and that Cresta Technology failed to establish the ITC’s domestic industry requirement. The ITC found no violation by us and terminated the investigation. On November 30, 2015, Cresta Technology filed an appeal of the ITC decision to the Federal Circuit. On March 8, 2016, pursuant to a stipulated dismissal, the Federal Circuit dismissed Cresta Technology’s appeal in its entirety.

In a parallel process, we challenged the validity of the claims of the Cresta Patents asserted in the ITC investigation through a series of Inter-Partes Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. On December 18, 2015, Cresta Technology appealed those adverse decisions to the United States Court of Appeals for the Federal Circuit as to this first USPTO determination. The USPTO has instituted a second set of IPR proceedings against a second set of the remaining claims. On March 18, 2016, Cresta Technology filed for chapter 7 bankruptcy in the United States Bankruptcy Court for the Northern District of California. The second set of IPR proceedings are currently stayed due to Cresta Technology’s bankruptcy petition.

On July 16, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. We are seeking a permanent injunction and an award of damages and attorney fees. As a result of the chapter 7 bankruptcy filing by Cresta Technology, these proceedings are currently stayed.

As is customary in the semiconductor industry, we provide indemnification protection to our customers for intellectual property claims related to our products. We have not accrued any material liability on our Condensed Consolidated Balance Sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

We intend to continue to vigorously defend against Cresta Technology’s allegations and to continue to pursue our claims against Cresta and their patents. At this time, we cannot predict the outcome of these matters or the resulting financial impact to us, if any.

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

•                  Timely qualification and certification of our products for use in our customers’ products;

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 2, 2016 was $49.0 million, or 30.3% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended April 2, 2016, our ten largest customers accounted for 28% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended April 2, 2016, 66% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales

Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves testing of the products in the customer’s system as well as rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product or software, changes in the IC’s manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 87% during the three months ended April 2, 2016. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner and may decrease our gross margins due to higher unit costs

The manufacturing of our products is a highly complex and technologically demanding process. Although we work closely with our foundries and assemblers to minimize the likelihood of reduced manufacturing yields, we have from time to time experienced lower than anticipated manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies, which could lower our gross margins. If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers’ demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships. Additionally, we have utilized microelectromechanical systems (MEMS) in certain of our timing products rather than the pure complementary metal oxide semiconductor (CMOS) manufacturing process that we have traditionally utilized. We have less operating history with MEMS IC design and MEMS IC manufacturing processes and have encountered lower yields and reduced manufacturing capacity.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Conexant, Cypress, IDT, Intel, Marvell Technology Group, Maxim Integrated Products, MaxLinear, Microchip, Microsemi, Nordic Semiconductor, NXP Semiconductors, Qualcomm, Renesas, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

We may be the victim of cyber-attacks against our products and our networks, which could lead to liability and damage our reputation and financial results

Many of our products focus on wireless connectivity and the IoT market and such connectivity may make these products particularly susceptible to cyber-attacks. We routinely face attacks attempting to breach our security protocols, gain access to or disrupt our computerized systems, or steal proprietary company, customer, partner or employee information. These attacks are sometimes successful. We may be subject to security breaches, employee error, theft, malfeasance, phishing schemes, ransomware, faulty password or data security management, or other irregularities. The theft, loss or misuse of personal or business data collected, used, stored or transferred by us to run our business could result in increased security costs or costs related to defending legal claims. Industrial espionage, theft or loss of our intellectual property data could lead to counterfeit products or harm the competitive position of our products and services. Costs to comply with and implement privacy-related and data protection measures could be significant. Federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others. Attempted or successful attacks against our products and services could damage our reputation with customers or users and reduce demand for our products and services.

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

The following table summarizes repurchases of our common stock during the three months ended April 2, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2016– January 30, 2016	268	$43.81	268	$88,271

January 31, 2016– February 27, 2016	163	$41.24	163	$81,525

February 28, 2016– April 2, 2016	—	$—	—	$81,525
Total	431	$42.84	431

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

SILICON LABORATORIES INC.

April 27, 2016	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

April 27, 2016	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)