Form 10-Q
period 2016-07-02
SILICON LABORATORIES INC
filed 2016-07-27
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

or

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

As of July 19, 2016, 41,597,040 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 2, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$101,334	$114,085
Short-term investments	142,326	128,901
Accounts receivable, net	71,990	73,601
Inventories	56,388	53,895
Prepaid expenses and other current assets	53,326	52,658
Total current assets	425,364	423,140
Long-term investments	6,921	7,126
Property and equipment, net	130,498	131,132
Goodwill	272,722	272,722
Other intangible assets, net	106,246	121,354
Other assets, net	50,837	55,989
Total assets	$992,588	$1,011,463

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,152	$42,127
Current portion of long-term debt	10,000	10,000
Accrued expenses	47,004	52,131
Deferred income on shipments to distributors	39,257	35,448
Income taxes	3,567	2,615
Total current liabilities	140,980	142,321
Long-term debt	62,500	67,500
Other non-current liabilities	27,959	40,528
Total liabilities	231,439	250,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 41,637 and 41,727 shares issued and outstanding at July 2, 2016 and January 2, 2016, respectively	4	4
Additional paid-in capital	—	13,868
Retained earnings	761,872	747,749
Accumulated other comprehensive loss	(727)	(507)
Total stockholders’ equity	761,149	761,114
Total liabilities and stockholders’ equity	$992,588	$1,011,463

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues	$174,908	$164,856	$336,933	$328,561
Cost of revenues	66,614	67,428	133,108	134,764
Gross margin	108,294	97,428	203,825	193,797
Operating expenses:
Research and development	51,635	47,465	100,681	94,322
Selling, general and administrative	39,045	40,960	78,682	83,260
Operating expenses	90,680	88,425	179,363	177,582
Operating income	17,614	9,003	24,462	16,215
Other income (expense):
Interest income	278	166	549	358
Interest expense	(641)	(728)	(1,296)	(1,473)
Other, net	18	90	(373)	498
Income before income taxes	17,269	8,531	23,342	15,598
Provision for income taxes	1,710	956	1,975	1,645

Net income	$15,559	$7,575	$21,367	$13,953

Earnings per share:
Basic	$0.37	$0.18	$0.51	$0.33
Diluted	$0.37	$0.17	$0.51	$0.32

Weighted-average common shares outstanding:
Basic	41,775	42,823	41,702	42,617
Diluted	42,284	43,461	42,242	43,305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Net income	$15,559	$7,575	$21,367	$13,953

Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	198	(312)	(53)	(332)
Reclassification for losses included in net income	—	—	—	10

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	(126)	50	(412)	(576)
Reclassification for losses included in net income	61	81	127	211

Other comprehensive income (loss), before tax	133	(181)	(338)	(687)

Provision (benefit) for income taxes	47	(63)	(118)	(240)

Other comprehensive income (loss)	86	(118)	(220)	(447)

Comprehensive income	$15,645	$7,457	$21,147	$13,506

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015
Operating Activities
Net income	$21,367	$13,953
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	6,675	6,029
Amortization of other intangible assets and other assets	15,534	14,697
Stock-based compensation expense	20,861	21,576
Income tax benefit (shortfall) from stock-based awards	(1,127)	2,781
Excess income tax benefit from stock-based awards	(91)	(2,056)
Deferred income taxes	817	3,892
Changes in operating assets and liabilities:
Accounts receivable	1,611	1,724
Inventories	(2,888)	(6,534)
Prepaid expenses and other assets	3,282	452
Accounts payable	(1,680)	(3,359)
Accrued expenses	4,372	(1,027)
Deferred income on shipments to distributors	3,773	(2,132)
Income taxes	(1,338)	(7,171)
Other non-current liabilities	(10,737)	(5,622)
Net cash provided by operating activities	60,431	37,203

Investing Activities
Purchases of available-for-sale investments	(92,222)	(46,908)
Sales and maturities of available-for-sale investments	78,950	92,759
Purchases of property and equipment	(5,146)	(4,714)
Purchases of other assets	(2,215)	(1,871)
Acquisition of business, net of cash acquired	—	(76,899)
Net cash used in investing activities	(20,633)	(37,633)

Financing Activities
Payments on debt	(5,000)	(5,083)
Repurchases of common stock	(36,103)	(10,418)
Payment of taxes withheld for vested stock awards	(9,399)	(10,783)
Proceeds from the issuance of common stock	7,362	12,467
Excess income tax benefit from stock-based awards	91	2,056
Payment of acquisition-related contingent consideration	(9,500)	(4,464)
Net cash used in financing activities	(52,549)	(16,225)

Decrease in cash and cash equivalents	(12,751)	(16,655)
Cash and cash equivalents at beginning of period	114,085	141,706
Cash and cash equivalents at end of period	$101,334	$125,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 2, 2016 and January 2, 2016, the condensed consolidated results of its operations for the three and six months ended July 2, 2016 and July 4, 2015, the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2016 and July 4, 2015, and the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2016 and July 4, 2015. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended July 2, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect that the adoption of this ASU will have a material impact on its financial statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance on identification of performance obligations and licensing implementation; and ASU No. 2016-12, Compensation—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts. The Company is currently evaluating the effect that the adoption of these ASUs will have on its financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income	$15,559	$7,575	$21,367	$13,953

Shares used in computing basic earnings per share	41,775	42,823	41,702	42,617

Effect of dilutive securities:
Stock options and other stock-based awards	509	638	540	688
Shares used in computing diluted earnings per share	42,284	43,461	42,242	43,305

Earnings per share:
Basic	$0.37	$0.18	$0.51	$0.33
Diluted	$0.37	$0.17	$0.51	$0.32

For the three months ended July 2, 2016 and July 4, 2015 and the six months ended July 2, 2016 and July 4, 2015, approximately 0.2 million, 0.1 million, 0.3 million and 0.1 million shares, respectively, consisting of restricted stock awards (RSUs), market stock awards (MSUs) and stock options, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Fair Value of Financial Instruments

The fair values of the Company’s financial instruments are recorded using a hierarchical disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The three levels are described below:

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

	Fair Value Measurements at July 2, 2016 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$31,620	$—	$—	$31,620
Certificates of deposit	—	2,537	—	2,537
Municipal bonds	—	471	—	471
Total cash equivalents	$31,620	$3,008	$—	$34,628

Short-term investments:
Municipal bonds	$—	$88,030	$—	$88,030
Variable-rate demand notes	—	18,930	—	18,930
Corporate bonds	—	14,060	—	14,060
U.S. government bonds	10,102	—	—	10,102
Asset-backed securities	—	8,988	—	8,988
International government bonds	—	2,216	—	2,216
Total short-term investments	$10,102	$132,224	$—	$142,326

Long-term investments:
Auction rate securities	$—	$—	$6,921	$6,921
Total long-term investments	$—	$—	$6,921	$6,921

Total	$41,722	$135,232	$6,921	$183,875

Liabilities:
Other non-current liabilities:
Derivative instruments	$—	$193	$—	$193
Total	$—	$193	$—	$193

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Valuation methodology

The Company’s cash equivalents and short-term investments that are classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Investments classified as Level 3 are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company’s inability to liquidate the securities. The Company’s derivative instruments are valued using discounted cash flow models. The assumptions used in preparing the valuation models include quoted interest swap rates, foreign exchange rates, forward and spot prices for currencies, and market observable data of similar instruments.

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

Available-for-sale investments

The Company’s investments typically have original maturities greater than ninety days as of the date of purchase. Investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 2, 2016 (in thousands):

	Cost	Fair Value
Due in one year or less	$104,001	$104,037
Due after one year through ten years	55,269	55,387
Due after ten years	25,530	24,451
	$184,800	$183,875

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of July 2, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$11,276	$(4)	$1,505	$(1)	$12,781	$(5)
Auction rate securities	—	—	6,921	(1,079)	6,921	(1,079)
Corporate bonds	5,059	(6)	—	—	5,059	(6)
	$16,335	$(10)	$8,426	$(1,080)	$24,761	$(1,090)

	Less Than 12 Months		12 Months or Greater		Total
As of January 2, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$29,271	$(30)	$1,198	$(2)	$30,469	$(32)
Auction rate securities	—	—	7,126	(874)	7,126	(874)
International government bonds	2,220	(7)	—	—	2,220	(7)
Corporate bonds	996	(3)	—	—	996	(3)
	$32,487	$(40)	$8,324	$(876)	$40,811	$(916)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The gross unrealized losses as of July 2, 2016 and January 2, 2016 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have contractual maturity dates ranging from 2033 to 2046 at July 2, 2016. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of July 2, 2016.

At July 2, 2016 and January 2, 2016, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at July 2, 2016 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$6,921	Discounted cash flow	Estimated yield	1.02%

		Expected holding period	10 years

		Estimated discount rate	2.89%

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

The following summarizes the activity in Level 3 financial instruments for the three and six months ended July 2, 2016 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Six Months Ended
Beginning balance	$6,845	$7,126
Gain (loss) included in other comprehensive income (loss)	76	(205)
Balance at July 2, 2016	$6,921	$6,921

Liabilities

Contingent Consideration (1)	Six Months Ended
Beginning balance	$14,073
Settlements (2)	(11,375)
Gain recognized in earnings (3)	(2,698)
Balance at July 2, 2016	$—

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

(2)         On March 11, 2016, the Company entered into an agreement which settled the total amount of contingent consideration related to the Energy Micro acquisition (including all amounts for fiscal 2015 through 2018). See Note 6, Acquisitions, for additional information.

(3)         The gain recognized in earnings was due to the settlement of the Energy Micro contingent consideration. This gain was offset in part by a charge of approximately $2.7 million recorded in the six months ended July 2, 2016 for a portion of the contingent consideration accounted for as post-combination compensation expense.

Fair values of other financial instruments

The Company’s debt under the Credit Facilities bears interest at the Eurodollar rate plus an applicable margin. The Credit Facilities are recorded at cost, but are measured at fair value for disclosure purposes. Fair value is estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of July 2, 2016 and January 2, 2016, the fair value of the Company’s debt under the Credit Facilities was approximately $72.5 million and $77.5 million, respectively.

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

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of July 2, 2016, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

The Company’s derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	July 2, 2016	January 2, 2016
Interest rate swap	Other assets, net	$—	$92
	Other non-current liabilities	193	—

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended			Three Months Ended
	July 2, 2016	July 4, 2015		July 2, 2016	July 4, 2015
Interest rate swaps	$(126)	$50	Interest expense	$(61)	$(81)

	Six Months Ended			Six Months Ended
	July 2, 2016	July 4, 2015		July 2, 2016	July 4, 2015
Interest rate swaps	$(412)	$(576)	Interest expense	$(127)	$(211)

The Company expects to reclassify $0.2 million of its interest rate swap losses included in accumulated other comprehensive loss as of July 2, 2016 into earnings in the next 12 months, which would be offset by lower interest payments.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to manage exposure to foreign exchange risk. These instruments are used to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes gains and losses on the foreign currency forward contracts in other, net in the Consolidated Statement of Income in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability. The Company does not apply hedge accounting to its foreign currency derivative instruments.

As of July 2, 2016 and July 4, 2015, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $4.7 million and $5.7 million, respectively. The fair value of the contracts was not material as of July 2, 2016 or July 4, 2015. The contract held as of July 2, 2016 has a maturity date of September 28, 2016 and it was not designated as a hedging instrument.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
Gain (Loss) Recognized in Income	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	Location
Foreign currency forward contracts	$48	$(104)	$(252)	$446	Other, net

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	July 2, 2016	January 2, 2016
Work in progress	$38,934	$36,774
Finished goods	17,454	17,121
	$56,388	$53,895

Notes Receivable

The Company holds a note receivable from a privately held company in which the Company has an equity investment. The note principal is $1.5 million and matures in January 2017. In May 2016, the Company amended the note receivable, extending the maturity date to the earlier of December 31, 2018 or certain liquidity events. The Company also issued a second note receivable to the privately held company, providing up to $0.7 million in cash advances. The second note receivable has a maturity date of the earlier of December 31, 2018 or certain liquidity events. As of July 2, 2016, there have been no cash advances under the second note receivable.

6. Acquisitions

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

On March 11, 2016, the Company entered into an agreement with Energy AS, the former parent of Energy Micro. The agreement settled the amount of the earn-out to be paid for fiscal 2015 through 2018. The total settlement amount was approximately $16.0 million (in lieu of potential payments of up to $26.7 million) and was paid on May 11, 2016. The settlement amount represented approximately $11.4 million of additional consideration and approximately $4.6 million of compensation expense (of which approximately $2.7 million was recorded in the six months ended July 2, 2016 and approximately $1.9 million was recorded in fiscal 2015). The compensation expense recorded in fiscal 2016 was offset in part by a gain of approximately $2.7 million to adjust the consideration portion of the earn-out to fair value due to the settlement.

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

The Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of July 2, 2016, the Company was in compliance with all covenants of the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

Interest Rate Swap Agreement

In connection with the $100 million borrowed under the Credit Facilities, the Company entered into an interest rate swap agreement as a hedge against the Eurodollar portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the Eurodollar portion of the interest on the Credit Facilities to a fixed interest rate of 0.764% through July 2017. As of July 2, 2016, the combined interest rate of the Credit Facilities (which includes an applicable margin) and the interest rate swap was 2.264%. See Note 4, Derivative Financial Instruments, for additional information.

8. Stockholders’ Equity

Common Stock

The Company issued 0.7 million shares of common stock during the six months ended July 2, 2016.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
August 2015	December 2016	$100,000
October 2014	December 2015	$100,000

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.8 million shares of its common stock for $38.1 million during the six months ended July 2, 2016. The Company repurchased 0.2 million shares of its common stock for $10.4 million during the six months ended July 4, 2015.  These shares were retired upon repurchase.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 2, 2016	$60	$(567)	$(507)

Other comprehensive loss before reclassifications	(268)	(34)	(302)
Amount reclassified from accumulated other comprehensive loss	82	—	82
Net change for the period	(186)	(34)	(220)

Balance at July 2, 2016	$(126)	$(601)	$(727)

Reclassifications From Accumulated Other Comprehensive Loss

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
Reclassification	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Losses on cash flow hedges to:
Interest expense	$(61)	$(81)	$(127)	$(211)

Losses on available-for-sale securities to:
Interest income	—	—	—	(10)
	(61)	(81)	(127)	(221)

Income tax benefit	22	28	45	78

Total reclassifications	$(39)	$(53)	$(82)	$(143)

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Stock-based compensation costs are based on the fair values on the date of grant for stock awards and stock options and on the date of enrollment for the employee stock purchase plans. The fair values of stock awards (such as restricted stock units (RSUs), performance stock units (PSUs) and restricted stock awards (RSAs)) are estimated based on their intrinsic values. The fair values of market stock units (MSUs) are estimated using a Monte Carlo simulation. The fair values of stock options and employee stock purchase plans are estimated using the Black-Scholes option-pricing model.

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Cost of revenues	$269	$229	$535	$459
Research and development	5,205	4,960	10,114	9,755
Selling, general and administrative	5,044	5,868	10,212	11,362
	10,518	11,057	20,861	21,576
Income tax benefit	2,270	1,182	4,506	2,486
	$8,248	$9,875	$16,355	$19,090

The Company had approximately $68.9 million of total unrecognized compensation costs related to granted stock options and awards as of July 2, 2016 that are expected to be recognized over a weighted-average period of approximately 2.3 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

In a parallel process, the Company challenged the validity of the claims of the Cresta Patents asserted in the ITC investigation through a series of Inter-Partes Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. On December 18, 2015, Cresta Technology appealed those adverse decisions to the United States Court of Appeals for the Federal Circuit as to this first USPTO determination. Those appeals are now fully briefed and awaiting oral argument. The USPTO has instituted a second set of IPR proceedings against a second set of the remaining claims. On June 1, 2016, the PTAB held a hearing in that second set of IPRs. The parties are now awaiting a final written decision from the PTAB.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

On May 13, 2016, the Bankruptcy Court approved an agreement for DBD Credit Funding LLC (“DBD”) to buy Cresta Technology’s entire IP portfolio and certain related litigation.  Following that sale, DBD (through an apparent assignee, CF Crespe LLC) has substituted in the Delaware District Court action, the appeal proceedings at the U.S. Court of Appeals for the Federal Circuit for the first set of IPR proceedings and the USPTO PTAB proceedings for the second set of IPRs replacing Cresta Technology.

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

11. Related Party Transactions

On July 1, 2013, Geir Førre joined the Company as senior vice president. Mr. Førre was chief executive officer of Energy Micro, until it was acquired by the Company. Mr. Førre was the beneficial owner of approximately 30% of the Energy Micro equity and accordingly received approximately $35 million at closing. In the first quarter of 2015, Mr. Førre received approximately $6.1 million of the $20.0 million paid for the holdback related to potential indemnification claims and approximately $1.9 million of the $6.3 million paid for the fiscal 2014 earn-out. On March 11, 2016, the Company entered into an agreement which settled the amount of the earn-out to be paid for fiscal 2015 through 2018. Under this agreement, Mr. Førre received approximately $4.8 million of the $16.0 million that was paid.

Alf-Egil Bogen served on the Company’s board of directors from October 17, 2013 to April 21, 2016. Mr. Bogen was chief marketing officer of Energy Micro, until it was acquired by the Company. Mr. Bogen was the beneficial owner of approximately 2% of the Energy Micro equity and accordingly received approximately $0.9 million at closing. In the first quarter of 2015, Mr. Bogen received approximately $0.4 million of the $20.0 million paid for the holdback related to potential indemnification claims and approximately $0.1 million of the $6.3 million paid for the fiscal 2014 earn-out. Under the settlement agreement, Mr. Bogen received approximately $0.3 million of the $16.0 million that was paid for fiscal 2015 through 2018 earn-out. Mr. Bogen had invested approximately $0.8 million in Energy Micro prior to the acquisition.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $1.7 million and $1.0 million for the three months ended July 2, 2016 and July 4, 2015, resulting in effective tax rates of 9.9% and 11.2%, respectively. Income tax expense was $2.0 million and $1.6 million for the six months ended July 2, 2016 and July 4, 2015, resulting in effective tax rates of 8.5% and 10.5%, respectively. The effective tax rates for the three and six months ended July 2, 2016 decreased from the prior periods primarily due to the reduced impact of certain non-deductible items on larger pretax income during the three and six months ended July 2, 2016.

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

At July 2, 2016, the Company had gross unrecognized tax benefits of $4.1 million, of which $3.2 million would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized less than $0.1 million of interest, net of tax, in the provision for income taxes for the six months ended July 2, 2016. The Company also recognized less than $0.1 million of interest, net of tax, in the provision for income taxes for the six months ended July 4, 2015. As of July 2, 2016, the Company had accrued $0.1 million for the payment of interest related to unrecognized tax positions.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2016 will have 52 weeks and fiscal 2015 had 52 weeks. Our second quarter of fiscal 2016 ended July 2, 2016. Our second quarter of fiscal 2015 ended July 4, 2015.

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

Current Period Highlights

Revenues increased $10.0 million in the recent quarter compared to the second quarter in fiscal 2015, primarily due to increased revenues from our Infrastructure and IoT products offset by decreases in revenues from our Access and Broadcast products. Infrastructure revenues in the recent quarter included $5.0 million from the sale of patents. Gross margin increased $10.9 million during the same period due primarily to increased product sales and the patent sale, which had no associated cost of revenues. Operating expenses increased $2.3 million in the recent quarter compared to the second quarter in fiscal 2015 due primarily to increased personnel-related expenses, new product introduction costs and amortization of intangible assets, offset by decreased expenses from adjustments to the fair value of acquisition-related contingent consideration and legal fees.

We ended the second quarter with $243.7 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $60.4 million during recent six-month period. Accounts receivable decreased to $72.0 million at July 2, 2016 compared to January 2, 2016, representing 37 days sales outstanding (DSO). Inventory increased to $56.4 million at July 2, 2016 compared to January 2, 2016, representing 76 days of inventory (DOI). In the first six months of 2016, we repurchased 0.8 million shares of our common stock for $38.1 million. In March 2016, we settled the remaining amount of the contingent consideration to be paid in connection with the Energy Micro acquisition. The settlement amount was $16.0 million and was paid in May 2016.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. In the first six months of fiscal 2016, we introduced multiband Wireless Gecko System-on-Chips (SoCs) enabling both 2.4 GHz and sub-GHz multiprotocol connectivity for the IoT market;  a comprehensive reference design for cables and adapters based on the USB Type-C™ specification; jitter-attenuating clocks that simplify 100G/400G coherent optical line card and module design; a fully integrated, pre-certified Bluetooth® module for low-energy applications; a family of isolated gate drivers for high-speed power supply designs; a plug-and-play Wi-Fi® module solution for IoT applications; the scalable Blue Gecko wireless SoC family for the Bluetooth low-energy market; the Wireless Gecko portfolio of multiprotocol SoC devices for IoT applications; next-generation optical sensors that enable enhanced measurement of ultraviolet (UV) radiation and gesture recognition; and an optical heart rate sensing solution for wrist-based heart rate monitoring (HRM) applications. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the six months ended July 2, 2016, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors, Edom Technology, Avnet and Arrow Electronics, represented more than 10% of our revenues during the six months ended July 2, 2016. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended July 2, 2016.

The percentage of our revenues derived from outside of the United States was 87% during the six months ended July 2, 2016.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Cost of Revenues.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties, other intellectual property license costs and certain acquired intangible assets; and an allocated portion of our occupancy costs. Our gross margin as a percentage of revenue fluctuates depending on product mix, manufacturing yields, inventory valuation adjustments, average selling prices and other factors.

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

Other, Net.  Other, net consists primarily of foreign currency remeasurement adjustments as well as other non-operating income and expenses.

Provision for Income Taxes.  Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences.

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.1	40.9	39.5	41.0
Gross margin	61.9	59.1	60.5	59.0

Operating expenses:
Research and development	29.5	28.8	29.9	28.7
Selling, general and administrative	22.3	24.8	23.3	25.4
Operating expenses	51.8	53.6	53.2	54.1

Operating income	10.1	5.5	7.3	4.9

Other income (expense):
Interest income	0.2	0.1	0.1	0.1
Interest expense	(0.4)	(0.5)	(0.4)	(0.5)
Other, net	0.0	0.1	(0.1)	0.2
Income before income taxes	9.9	5.2	6.9	4.7
Provision for income taxes	1.0	0.6	0.6	0.5
Net income	8.9%	4.6%	6.3%	4.2%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2016	July 4, 2015	Change	% Change	July 2, 2016	July 4, 2015	Change	% Change
Internet of Things	$76.7	$68.9	$7.8	11.4%	$147.6	$129.8	$17.8	13.7%
Broadcast	38.0	39.4	(1.4)	(3.5)%	76.5	85.6	(9.1)	(10.6)%
Infrastructure	40.7	30.3	10.4	34.6%	72.2	60.4	11.8	19.7%
Access	19.5	26.3	(6.8)	(26.0)%	40.6	52.8	(12.2)	(23.2)%
	$174.9	$164.9	$10.0	6.1%	$336.9	$328.6	$8.3	2.5%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $7.8 million for our Internet of Things products, due primarily to market share gains for our products, increases in the market and the addition of revenues from acquisitions.

•                  Decreased revenues of $1.4 million for Broadcast products, due primarily to decreases in our market share and the market for our consumer products.

•                  Increased revenues of $10.4 million for our Infrastructure products, due primarily to market share gains and the sale of patents for $5.0 million.

•                  Decreased revenues of $6.8 million for our Access products, due primarily to decreases in our market share and the market for such products.

The change in revenues in the recent six month period was due primarily to:

•                  Increased revenues of $17.8 million for our Internet of Things products, due primarily to market share gains for our products, increases in the market and the addition of revenues from acquisitions.

•                  Decreased revenues of $9.1 million for Broadcast products, due primarily to decreases in our market share and the market for our consumer products.

•                  Increased revenues of $11.8 million for our Infrastructure products, due primarily to market share gains and the sale of patents for $5.0 million.

•                  Decreased revenues of $12.2 million for our Access products, due primarily to decreases in our market share and the market for such products.

Unit volumes of our products increased by 9.5% and average selling prices decreased by 5.8% compared to the three months ended July 4, 2015. Unit volumes of our products increased by 7.0% and average selling prices decreased by 5.5% compared to the six months ended July 4, 2015. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Six Months Ended
(in millions)	July 2, 2016	July 4, 2015	Change	July 2, 2016	July 4, 2015	Change
Gross margin	$108.3	$97.4	$10.9	$203.8	$193.8	$10.0
Percent of revenue	61.9%	59.1%	2.8%	60.5%	59.0%	1.5%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $9.7 million for our Infrastructure products and $3.7 million for our Internet of Things products offset by decreases in gross margin of $1.4 million for our Access products and $1.1 million for our Broadcast products. The increased dollar amount of gross margin in the recent six month period was due to increases in gross margin of $10.7 million for our Infrastructure products and $7.2 million for our Internet of Things products offset by decreases in gross margin of $4.9 million for our Broadcast products and $3.0 million for our Access products. Gross margin in the recent three and six month periods included $5.0 million from the sale of patents, which had no associated cost of revenues. Gross margin in the prior year three and six month periods included $1.3 million and $2.4 million, respectively, in acquisition-related charges for the fair value write-up associated with inventory acquired from Bluegiga.

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

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2016	July 4, 2015	Change	% Change	July 2, 2016	July 4, 2015	Change	% Change
Research and development	$51.6	$47.5	$4.1	8.8%	$100.7	$94.3	$6.4	6.7%
Percent of revenue	29.5%	28.8%			29.9%	28.7%

The increase in research and development expense in the recent three month period was primarily due to increases of (a) $1.9 million for personnel-related expenses, including costs associated with increased headcount, (b) $0.8 million for new product introduction costs, and (c) $0.5 million for the amortization of intangible assets. The increase in research and development expense in the recent six month period was primarily due to increases of (a) $2.8 million for personnel-related expenses, and (b) $2.2 million for the amortization of intangible assets. We expect that research and development expense will decrease in absolute dollars in the third quarter of 2016.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	July 2, 2016	July 4, 2015	Change	% Change	July 2, 2016	July 4, 2015	Change	% Change
Selling, general and administrative	$39.0	$41.0	$(2.0)	(4.7)%	$78.7	$83.3	$(4.6)	(5.5)%
Percent of revenue	22.3%	24.8%			23.3%	25.4%

The decrease in selling, general and administrative expense in the recent three month period was primarily due to decreases of (a) $0.8 million for adjustments to the fair value of acquisition-related contingent consideration, and (b) $0.5 million for legal fees. The decrease in selling, general and administrative expense in the recent six month period was primarily due to decreases of (a) $2.2 million for adjustments to the fair value of acquisition-related contingent consideration, (b) $1.2 million for acquisition-related costs and (c) $0.6 million for legal fees. We expect that selling, general and administrative expense will decrease in absolute dollars in the third quarter of 2016.

Interest Income

Interest income for the three and six months ended July 2, 2016 was $0.3 million and $0.5 million, respectively, compared to $0.2 million and $0.4 million for the three and six months ended July 4, 2015, respectively.

Interest Expense

Interest expense for the three and six months ended July 2, 2016 was $0.6 million and $1.3 million, respectively, compared to $0.7 million and $1.5 million for the three and six months ended July 4, 2015, respectively.

Other, Net

Other, net for the three and six months ended July 2, 2016 was $0.0 million and $(0.4) million, respectively, compared to $0.1 million and $0.5 million for the three and six months ended July 4, 2015, respectively.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	July 2, 2016	July 4, 2015	Change	July 2, 2016	July 4, 2015	Change
Provision for income taxes	$1.7	$1.0	$0.7	$2.0	$1.6	$0.4
Effective tax rate	9.9%	11.2%		8.5%	10.5%

The effective tax rates for both the three and six months ended July 2, 2016 decreased from the prior periods primarily due to the reduced impact of certain non-deductible items on larger pretax income during the three and six months ended July 2, 2016. See Note 12, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of indefinitely reinvested earnings in foreign jurisdictions where the tax rate may be lower than the federal statutory rate and other permanent items including nondeductible compensation expenses and research and development tax credits.

Business Outlook

We expect revenues in the third quarter of fiscal 2016 to be in the range of $171 to $176 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.27 to $0.33.

Liquidity and Capital Resources

Our principal sources of liquidity as of July 2, 2016 consisted of $243.7 million in cash, cash equivalents and short-term investments, of which approximately $174.9 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, variable-rate demand notes, corporate bonds, U.S. government bonds, asset-back securities, commercial paper, certificates of deposit and international government bonds. Our long-term investments consisted of auction-rate securities. As of July 2, 2016, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. See Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Operating Activities

Net cash provided by operating activities was $60.4 million during the six months ended July 2, 2016, compared to net cash provided of $37.2 million during the six months ended July 4, 2015. Operating cash flows during the six months ended July 2, 2016 reflect our net income of $21.4 million, adjustments of $42.6 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $3.6 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $72.0 million at July 2, 2016 from $73.6 million at January 2, 2016. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 37 days at July 2, 2016 and 41 days at January 2, 2016.

Inventory increased to $56.4 million at July 2, 2016 from $53.9 million at January 2, 2016. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 76 days at July 2, 2016 and 73 days at January 2, 2016.

Investing Activities

Net cash used in investing activities was $20.6 million during the six months ended July 2, 2016, compared to net cash used of $37.6 million during the six months ended July 4, 2015. The decrease in cash outflows was principally due to $76.9 million in net payments for the acquisition of businesses during the six months ended July 4, 2015, including $56.9 million for the purchase of Bluegiga and $20.0 million for consideration previously withheld in connection with our purchase of Energy Micro, offset by a decrease of $59.1 million from net proceeds from the sales and maturities of marketable securities.

We anticipate capital expenditures of approximately $14 to $16 million for fiscal 2016. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $52.5 million during the six months ended July 2, 2016, compared to net cash used of $16.2 million during the six months ended July 4, 2015. The increase in cash outflows was principally due to an increase of $25.7 million for repurchases of our common stock. In August 2015, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2016.

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

Contractual Obligations

Our contractual obligations as of January 2, 2016 included $10.7 million for other long-term obligations, including $9.3 million for estimated contingent consideration payments due in connection with the acquisition of Energy Micro. In March 2016, we settled the remaining amount of the contingent consideration to be paid. The settlement amount was paid in May 2016. As of July 2, 2016, there were no other material changes to our contractual obligations disclosed in our 2015 Form 10-K.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The ASU requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance on identification of performance obligations and licensing implementation; and ASU No. 2016-12, Compensation—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts. We are currently evaluating the effect that the adoption of these ASUs will have on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of July 2, 2016 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of July 2, 2016 would decrease our annual interest income by approximately $1.2 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Foreign currency exchange rate risk

We are exposed to foreign currency exchange rate risk primarily through assets and liabilities of our subsidiaries denominated in currencies other than the U.S. dollar. Our foreign subsidiaries are considered to be extensions of the U.S. parent. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in other, net in the Consolidated Statements of Income. We use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts are recognized in earnings in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability.

Investments in Auction-rate Securities

As of July 2, 2016, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 2, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended July 2, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In a parallel process, we challenged the validity of the claims of the Cresta Patents asserted in the ITC investigation through a series of Inter-Partes Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. On December 18, 2015, Cresta Technology appealed those adverse decisions to the United States Court of Appeals for the Federal Circuit as to this first USPTO determination. Those appeals are now fully briefed and awaiting oral argument. The USPTO has instituted a second set of IPR proceedings against a second set of the remaining claims. On June 1, 2016, the PTAB held a hearing in that second set of IPRs. The parties are now awaiting a final written decision from the PTAB.

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

On May 13, 2016, the Bankruptcy Court approved an agreement for DBD Credit Funding LLC (“DBD”) to buy Cresta Technology’s entire IP portfolio and certain related litigation.  Following that sale, DBD (through an apparent assignee, CF Crespe LLC) has substituted in the Delaware District Court action, the appeal proceedings at the U.S. Court of Appeals for the Federal Circuit for the first set of IPR proceedings and the USPTO PTAB proceedings for the second set of IPRs replacing Cresta Technology.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended July 2, 2016 was $100.7 million, or 29.9% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the six months ended July 2, 2016, our ten largest customers accounted for 26% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could seriously harm our business

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. From time to time, we receive letters from various industry participants alleging infringement of patents, trademarks or misappropriation of trade secrets or from customers or suppliers requesting indemnification for claims brought against them by third parties. The exploratory nature of these inquiries has become relatively common in the semiconductor industry. We respond when we deem appropriate and as advised by legal counsel. We have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future. We are currently involved in litigation in which we and certain of our customers have been accused of patent infringement related to our television tuner products. In the future, we may become involved in additional litigation to defend allegations of infringement asserted by others, both directly and indirectly as a result of certain industry-standard indemnities we may offer to our customers or suppliers. Legal proceedings could subject us to significant liability for damages or invalidate our proprietary rights. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome, would likely be time-consuming and expensive to resolve and would divert our management’s time and attention. Intellectual property litigation also could force us to take specific actions, including:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended July 2, 2016, 67% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

Most of the silicon wafers for the products that we have sold were manufactured either by Taiwan Semiconductor Manufacturing Co. (TSMC) or TSMC’s affiliates or by Semiconductor Manufacturing International Corporation (SMIC). Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 87% during the six months ended July 2, 2016. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended July 2, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2016– April 30, 2016	—	$—	—	$81,525

May 1, 2016– May 28, 2016	208	$46.78	208	$71,810

May 29, 2016– July 2, 2016	203	$48.62	203	$61,914
Total	411	$47.69	411

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

SILICON LABORATORIES INC.

July 27, 2016	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle President and Chief Executive Officer (Principal Executive Officer)

July 27, 2016	/s/ John C. Hollister
Date	John C. Hollister Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)