Form 10-Q
period 2016-10-01
SILICON LABORATORIES INC
filed 2016-10-26
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

or

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

As of October 18, 2016, 41,747,783 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	October 1, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$148,195	$114,085
Short-term investments	131,139	128,901
Accounts receivable, net	84,923	73,601
Inventories	55,051	53,895
Prepaid expenses and other current assets	49,087	52,658
Total current assets	468,395	423,140
Long-term investments	6,980	7,126
Property and equipment, net	130,318	131,132
Goodwill	272,722	272,722
Other intangible assets, net	100,320	121,354
Other assets, net	51,481	55,989
Total assets	$1,030,216	$1,011,463

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,591	$42,127
Current portion of long-term debt	—	10,000
Accrued expenses	51,561	52,131
Deferred income on shipments to distributors	47,057	35,448
Income taxes	5,638	2,615
Total current liabilities	143,847	142,321
Long-term debt	72,500	67,500
Other non-current liabilities	26,240	40,528
Total liabilities	242,587	250,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 41,651 and 41,727 shares issued and outstanding at October 1, 2016 and January 2, 2016, respectively	4	4
Additional paid-in capital	6,344	13,868
Retained earnings	781,890	747,749
Accumulated other comprehensive loss	(609)	(507)
Total stockholders’ equity	787,629	761,114
Total liabilities and stockholders’ equity	$1,030,216	$1,011,463

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	$178,083	$156,194	$515,016	$484,755
Cost of revenues	69,880	62,759	202,988	197,523
Gross margin	108,203	93,435	312,028	287,232
Operating expenses:
Research and development	48,437	46,483	149,118	140,805
Selling, general and administrative	38,034	35,729	116,716	118,989
Operating expenses	86,471	82,212	265,834	259,794
Operating income	21,732	11,223	46,194	27,438
Other income (expense):
Interest income	331	186	880	544
Interest expense	(643)	(687)	(1,939)	(2,160)
Other, net	(58)	(280)	(431)	218
Income before income taxes	21,362	10,442	44,704	26,040
Provision for income taxes	1,344	467	3,319	2,112
Net income	$20,018	$9,975	$41,385	$23,928

Earnings per share:
Basic	$0.48	$0.24	$0.99	$0.56
Diluted	$0.47	$0.23	$0.98	$0.55

Weighted-average common shares outstanding:
Basic	41,614	42,331	41,673	42,522
Diluted	42,307	42,795	42,263	43,135

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$20,018	$9,975	$41,385	$23,928

Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	(84)	154	(137)	(179)
Reclassification for losses included in net income	—	—	—	10

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	202	(459)	(211)	(1,035)
Reclassification for losses included in net income	64	165	191	376

Other comprehensive income (loss), before tax	182	(140)	(157)	(828)

Provision (benefit) for income taxes	63	(50)	(55)	(291)

Other comprehensive income (loss)	119	(90)	(102)	(537)

Comprehensive income	$20,137	$9,885	$41,283	$23,391

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Operating Activities
Net income	$41,385	$23,928
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	9,912	9,293
Amortization of other intangible assets and other assets	21,461	21,686
Stock-based compensation expense	30,057	30,798
Income tax benefit (shortfall) from stock-based awards	(1,238)	1,727
Excess income tax benefit from stock-based awards	(373)	(2,118)
Deferred income taxes	(1,460)	1,571
Changes in operating assets and liabilities:
Accounts receivable	(11,322)	12,097
Inventories	(1,558)	2,259
Prepaid expenses and other assets	7,404	8,409
Accounts payable	1,280	(5,686)
Accrued expenses	8,930	(280)
Deferred income on shipments to distributors	11,573	(2,825)
Income taxes	1,459	(3,413)
Other non-current liabilities	(10,891)	(10,031)
Net cash provided by operating activities	106,619	87,415

Investing Activities
Purchases of available-for-sale investments	(131,741)	(55,433)
Sales and maturities of available-for-sale investments	129,511	136,262
Purchases of property and equipment	(8,545)	(7,281)
Purchases of other assets	(4,994)	(5,291)
Acquisition of business, net of cash acquired	—	(76,899)
Net cash used in investing activities	(15,769)	(8,642)

Financing Activities
Proceeds from issuance of long-term debt, net	—	81,238
Payments on debt	(5,000)	(92,206)
Repurchases of common stock	(40,543)	(71,448)
Payment of taxes withheld for vested stock awards	(10,521)	(12,652)
Proceeds from the issuance of common stock	8,451	12,575
Excess income tax benefit from stock-based awards	373	2,118
Payment of acquisition-related contingent consideration	(9,500)	(4,464)
Net cash used in financing activities	(56,740)	(84,839)

Increase (decrease) in cash and cash equivalents	34,110	(6,066)
Cash and cash equivalents at beginning of period	114,085	141,706
Cash and cash equivalents at end of period	$148,195	$135,640

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at October 1, 2016 and January 2, 2016, the condensed consolidated results of its operations for the three and nine months ended October 1, 2016 and October 3, 2015, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2016 and October 3, 2015, and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2016 and October 3, 2015. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended October 1, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect that the adoption of this ASU will have a material impact on its financial statements.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$20,018	$9,975	$41,385	$23,928

Shares used in computing basic earnings per share	41,614	42,331	41,673	42,522

Effect of dilutive securities:
Stock options and other stock-based awards	693	464	590	613
Shares used in computing diluted earnings per share	42,307	42,795	42,263	43,135

Earnings per share:
Basic	$0.48	$0.24	$0.99	$0.56
Diluted	$0.47	$0.23	$0.98	$0.55

For the three months ended October 1, 2016 and October 3, 2015 and the nine months ended October 1, 2016 and October 3, 2015, approximately 0.1 million, 0.1 million, 0.2 million and 0.1 million shares, respectively, consisting of restricted stock awards (RSUs), market stock awards (MSUs) and stock options, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

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

	Fair Value Measurements at October 1, 2016 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$36,200	$—	$—	$36,200
Certificates of deposit	—	2,956	—	2,956
Municipal bonds	—	301	—	301
Total cash equivalents	$36,200	$3,257	$—	$39,457

Short-term investments:
Municipal bonds	$—	$60,682	$—	$60,682
Corporate bonds	—	22,306	—	22,306
Variable-rate demand notes	—	15,324	—	15,324
U.S. government bonds	14,392	—	—	14,392
Asset-backed securities	—	10,961	—	10,961
Commercial paper	—	6,466	—	6,466
International government bonds	—	1,008	—	1,008
Total short-term investments	$14,392	$116,747	$—	$131,139

Long-term investments:
Auction rate securities	$—	$—	$6,980	$6,980
Total long-term investments	$—	$—	$6,980	$6,980

Other assets, net:
Derivative instruments	$—	$72	$—	$72
Total	$—	$72	$—	$72

Total	$50,592	$120,076	$6,980	$177,648

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

Available-for-sale investments

The Company’s investments typically have original maturities greater than ninety days as of the date of purchase. Investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at October 1, 2016 (in thousands):

	Cost	Fair Value
Due in one year or less	$99,623	$99,620
Due after one year through ten years	58,238	58,251
Due after ten years	20,725	19,705
	$178,586	$177,576

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of October 1, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$42,653	$(39)	$—	$—	$42,653	$(39)
Corporate bonds	9,368	(16)	—	—	9,368	(16)
Auction rate securities	—	—	6,980	(1,020)	6,980	(1,020)
U.S. government bonds	5,307	(2)	—	—	5,307	(2)
	$57,328	$(57)	$6,980	$(1,020)	$64,308	$(1,077)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Less Than 12 Months		12 Months or Greater		Total
As of January 2, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$29,271	$(30)	$1,198	$(2)	$30,469	$(32)
Auction rate securities	—	—	7,126	(874)	7,126	(874)
International government bonds	2,220	(7)	—	—	2,220	(7)
Corporate bonds	996	(3)	—	—	996	(3)
	$32,487	$(40)	$8,324	$(876)	$40,811	$(916)

The gross unrealized losses as of October 1, 2016 and January 2, 2016 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have contractual maturity dates ranging from 2033 to 2046 at October 1, 2016. The Company is unable to predict if these funds will become available before their maturity dates.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of October 1, 2016.

At October 1, 2016 and January 2, 2016, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at October 1, 2016 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$6,980	Discounted cash flow	Estimated yield	1.12%

		Expected holding period	10 years

		Estimated discount rate	2.74%

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

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended October 1, 2016 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Nine Months Ended
Beginning balance	$6,921	$7,126
Gain (loss) included in other comprehensive income (loss)	59	(146)
Balance at October 1, 2016	$6,980	$6,980

Liabilities

Contingent Consideration (1)	Nine Months Ended
Beginning balance	$14,073
Settlements (2)	(11,375)
Gain recognized in earnings (3)	(2,698)
Balance at October 1, 2016	$—

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

(3)         The gain recognized in earnings was due to the settlement of the Energy Micro contingent consideration. This gain was offset in part by a charge of approximately $2.7 million recorded in the nine months ended October 1, 2016 for a portion of the contingent consideration accounted for as post-combination compensation expense.

Fair values of other financial instruments

The Company’s debt under the Credit Facilities bears interest at the Eurodollar rate plus an applicable margin. The Credit Facilities are recorded at cost, but are measured at fair value for disclosure purposes. Fair value is estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of October 1, 2016 and January 2, 2016, the fair value of the Company’s debt under the Credit Facilities was approximately $72.2 million and $77.5 million, respectively.

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

Interest Rate Swaps

The Company is exposed to interest rate fluctuations in the normal course of its business, including through its Credit Facilities. The interest payments on the facility are calculated using a variable-rate of interest. The Company has entered into an interest rate swap agreement with an original notional value of $72.5 million (equal to the outstanding balance of the Credit Facilities at July 8, 2016) and, effectively, converted the Eurodollar portion of the variable-rate interest payments to fixed-rate interest payments through July 2020. The Company’s previous swap agreement with a remaining notional value of $72.5 million was terminated on July 8, 2016.

The Company’s interest rate swap agreement is designated and qualifies as a cash flow hedge. The effective portion of the gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is subsequently recognized as interest expense in the Consolidated Statement of Income when the hedged exposure affects earnings.

The Company estimates the fair values of interest rate swaps based on quoted prices and market observable data of similar instruments. If the Credit Facilities or the interest rate swap agreement is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination. The fair value of the interest rate swap terminated on July 8, 2016 was not material. The Company did not discontinue any other cash flow hedges in any of the periods presented.

The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of October 1, 2016, no portion of the gains or losses from the Company’s hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

The Company’s derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	October 1, 2016	January 2, 2016
Interest rate swap	Other assets, net	$72	$92

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:		Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended			Three Months Ended
	October 1, 2016	October 3, 2015		October 1, 2016	October 3, 2015
Interest rate swaps	$202	$(459)	Interest expense	$(64)	$(165)

	Nine Months Ended			Nine Months Ended
	October 1, 2016	October 3, 2015		October 1, 2016	October 3, 2015
Interest rate swaps	$(211)	$(1,035)	Interest expense	$(191)	$(376)

The Company expects to reclassify $0.1 million of its interest rate swap losses included in accumulated other comprehensive loss as of October 1, 2016 into earnings in the next 12 months, which would be offset by lower interest payments.

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

As of October 1, 2016 and October 3, 2015, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $4.9 million and $5.3 million, respectively. The fair value of the contracts was not material as of October 1, 2016 or October 3, 2015. The contract held as of October 1, 2016 has a maturity date of December 28, 2016 and it was not designated as a hedging instrument.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Gain (Loss) Recognized in Income	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	Location
Foreign currency forward contracts	$(219)	$379	$(471)	$825	Other, net

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	October 1, 2016	January 2, 2016
Work in progress	$39,799	$36,774
Finished goods	15,252	17,121
	$55,051	$53,895

Notes Receivable

The Company holds a note receivable from a privately held company in which the Company has an equity investment. The note principal is $1.5 million and matures in January 2017. The amount of the equity investment is not material. In May 2016, the Company amended the note receivable, extending the maturity date to the earlier of December 31, 2018 or certain liquidity events. The Company also issued a second note receivable to the privately held company, providing up to $0.7 million in cash advances. The second note receivable has a maturity date of the earlier of December 31, 2018 or certain liquidity events. As of October 1, 2016, there have been no cash advances under the second note receivable.

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

On March 11, 2016, the Company entered into an agreement with Energy AS, the former parent of Energy Micro. The agreement settled the amount of the earn-out to be paid for fiscal 2015 through 2018. The total settlement amount was approximately $16.0 million (in lieu of potential payments of up to $26.7 million) and was paid on May 11, 2016. The settlement amount represented approximately $11.4 million of additional consideration and approximately $4.6 million of compensation expense (of which approximately $2.7 million was recorded in the nine months ended October 1, 2016 and approximately $1.9 million was recorded in fiscal 2015). The compensation expense recorded in fiscal 2016 was offset in part by a gain of approximately $2.7 million to adjust the consideration portion of the earn-out to fair value due to the settlement.

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

The Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of October 1, 2016, the Company was in compliance with all covenants of the Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

Interest Rate Swap Agreement

In connection with the outstanding balance of the Credit Facilities at July 8, 2016, the Company entered into an interest rate swap agreement as a hedge against the Eurodollar portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the Eurodollar portion of the interest on the Credit Facilities to a fixed interest rate of 0.875% through July 2020. As of October 1, 2016, the combined interest rate of the Credit Facilities (which includes an applicable margin) and the interest rate swap was 2.375%. See Note 4, Derivative Financial Instruments, for additional information.

8. Stockholders’ Equity

Common Stock

The Company issued 0.8 million shares of common stock during the nine months ended October 1, 2016.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
August 2015	December 2016	$100,000
October 2014	December 2015	$100,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.9 million shares of its common stock for $40.5 million during the nine months ended October 1, 2016. The Company repurchased 1.6 million shares of its common stock for $71.4 million during the nine months ended October 3, 2015.  These shares were retired upon repurchase.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	Unrealized Gain (Loss) on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at January 2, 2016	$60	$(567)	$(507)

Other comprehensive loss before reclassifications	(137)	(89)	(226)
Amount reclassified from accumulated other comprehensive loss	124	—	124
Net change for the period	(13)	(89)	(102)

Balance at October 1, 2016	$47	$(656)	$(609)

Reclassifications From Accumulated Other Comprehensive Loss

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
Reclassification	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Losses on cash flow hedges to:
Interest expense	$(64)	$(165)	$(191)	$(376)

Losses on available-for-sale securities to:
Interest income	—	—	—	(10)
	(64)	(165)	(191)	(386)

Income tax benefit	22	58	67	135

Total reclassifications	$(42)	$(107)	$(124)	$(251)

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Cost of revenues	$272	$249	$807	$708
Research and development	4,580	4,623	14,695	14,378
Selling, general and administrative	4,343	4,350	14,555	15,712
	9,195	9,222	30,057	30,798
Income tax benefit	2,124	1,089	6,630	3,575
	$7,071	$8,133	$23,427	$27,223

The Company had approximately $59.4 million of total unrecognized compensation costs related to granted stock options and awards as of October 1, 2016 that are expected to be recognized over a weighted-average period of approximately 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

In a parallel process, the Company challenged the validity of the claims of the Cresta Patents asserted in the ITC investigation through a series of Inter-Partes Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. On December 18, 2015, Cresta Technology appealed those adverse decisions to the United States Court of Appeals for the Federal Circuit as to this first USPTO determination. Those appeals are now fully briefed and awaiting oral argument. The USPTO has instituted a second set of IPR proceedings against a second set of the remaining claims. On August 11, 2016, the PTAB issued its final written decisions in these proceedings and found all of these remaining claims unpatentable. The PTAB decision is appealable.

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

On July 16, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. The Company is seeking a permanent injunction and an award of damages and attorney fees. As a result of the chapter 7 bankruptcy filing by Cresta Technology, these proceedings were stayed. However, as a result of the May 13, 2016 sale order by the Bankruptcy Court, DBD and CF Crespe LLC were ordered to substitute in as Defendant for Cresta Technology.  DBD and Crespe LLC have appealed the Bankruptcy Court’s order in that regard.

As is customary in the semiconductor industry, the Company provides indemnification protection to its customers for intellectual property claims related to the Company’s products. The Company has not accrued any material liability on its Condensed Consolidated Balance Sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

The Company intends to continue to vigorously defend against Cresta Technology’s (now DBD and CF Crespe LLC’s) allegations and to continue to pursue its claims against Cresta and their patents. At this time, the Company cannot predict the outcome of these matters or the resulting financial impact to it, if any.

Other

The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

11. Related Party Transactions

In August 2016, Bill Bock, a member of the Company’s board of directors, joined the board of directors of Spredfast. Spredfast has been a tenant in one of the buildings at the Company’s headquarters in Austin, Texas since May 2013. During the nine months ended October 1, 2016 and October 3, 2015, the Company received payments from Spredfast of $2.4 million and $1.8 million, respectively, in connection with the leased facilities.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

12. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $1.3 million and $0.5 million for the three months ended October 1, 2016 and October 3, 2015, resulting in effective tax rates of 6.3% and 4.5%, respectively. Income tax expense was $3.3 million and $2.1 million for the nine months ended October 1, 2016 and October 3, 2015, resulting in effective tax rates of 7.4% and 8.1%, respectively. The effective tax rate for the three months ended October 1, 2016 increased from the prior period primarily due to a decrease in the foreign tax rate benefit resulting from a net decrease in earnings indefinitely reinvested in lower tax jurisdictions, partially offset by an increase in the realization of the U.S. federal research and development tax credit in the current year. The effective tax rate for the nine months ended October 1, 2016 decreased from the prior period primarily due to an increase in the realization of the U. S. federal research and development tax credit in the current year.

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

At October 1, 2016, the Company had gross unrecognized tax benefits of $3.9 million, of which $3.0 million would affect the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized less than $0.1 million of interest, net of tax, in the provision for income taxes for the nine months ended October 1, 2016. The Company also recognized less than $0.1 million of interest, net of tax, in the provision for income taxes for the nine months ended October 3, 2015. As of October 1, 2016, the Company had accrued $0.1 million for the payment of interest related to unrecognized tax positions.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.2 million in the next 12 months due to the lapse of the statute of limitations applicable to tax deductions and tax credits claimed on prior year tax returns.

The tax years 2011 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Subsequent Event

Acquisition

On October 3, 2016, the Company acquired Micrium, LLC, a private company. Micrium is a supplier of real-time operating system (RTOS) software for the Internet of Things (IoT). The Company acquired Micrium for approximately $14.2 million, consisting of cash and stock consideration.

The Company will record the purchase of Micrium using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Micrium’s operations will be included in the Company’s consolidated results of operations beginning on the date of the acquisition.

The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed. The Company expects to complete its initial purchase price allocation in the fourth quarter of fiscal 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2016 will have 52 weeks and fiscal 2015 had 52 weeks. Our third quarter of fiscal 2016 ended October 1, 2016. Our third quarter of fiscal 2015 ended October 3, 2015.

Overview

We are a provider of silicon, software and solutions for the Internet of Things (IoT), Internet infrastructure, industrial control, consumer and automotive markets. We solve some of the electronics industry’s toughest problems, providing customers with significant advantages in performance, energy savings, connectivity and design simplicity. Mixed-signal integrated circuits (ICs) are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including industrial, communications, consumer and automotive. Our major customers include Chamberlain, Cisco, Fitbit, Harman Becker, Huawei, LG Electronics, Samsung, Technisat, Varian Medical Systems and ZTE.

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

Current Period Highlights

Revenues increased $21.9 million in the recent quarter compared to the third quarter of fiscal 2015, primarily due to increased revenues from our IoT, Infrastructure and Broadcast products offset by decreases in revenues from our Access products. Gross margin increased $14.8 million during the same period due primarily to increased product sales. Operating expenses increased $4.3 million in the recent quarter compared to the third quarter of fiscal 2015 due primarily to increased personnel-related expenses, new product introduction costs and adjustments to the fair value of acquisition-related contingent consideration, offset by decreased amortization of intangible assets.

We ended the third quarter with $279.3 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $106.6 million during the recent nine-month period. Accounts receivable increased to $84.9 million at October 1, 2016 compared to January 2, 2016, representing 43 days sales outstanding (DSO). Inventory increased to $55.1 million at October 1, 2016 compared to January 2, 2016, representing 71 days of inventory (DOI). In the first nine months of 2016, we repurchased 0.9 million shares of our common stock for $40.5 million.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. In the first nine months of fiscal 2016, we introduced Wireless Gecko modules focused on mesh networking applications; a major update to our Simplicity Studio™ software development tools for IoT connected device applications; a CMOS-based family of isolated field effect transistor (FET) drivers; isolated gate drivers designed to protect power inverter and motor drive applications; high-speed, multi-channel programmable logic controller (PLC) isolators; a small, low-power USBXpress™ bridge device; multiband Wireless Gecko system-on-chip (SoC) devices enabling both 2.4 GHz and sub-GHz multiprotocol connectivity for the IoT market;  a comprehensive reference design for cables and adapters based on the USB Type-C™ specification; jitter-attenuating clocks that simplify 100G/400G coherent optical line card and module design; a fully integrated, pre-certified Bluetooth® module for low-energy applications; a family of isolated gate drivers for high-speed power supply designs; a plug-and-play Wi-Fi® module solution for IoT applications; the scalable Blue Gecko wireless SoC family for the Bluetooth low-energy market; the Wireless Gecko portfolio of multiprotocol SoC devices for IoT applications; next-generation optical sensors that enable enhanced measurement of ultraviolet (UV) radiation and gesture recognition; and an optical heart rate sensing solution for wrist-based heart rate monitoring (HRM) applications. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the nine months ended October 1, 2016, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors, Edom Technology, Avnet and Arrow Electronics, each represented more than 10% of our revenues during the nine months ended October 1, 2016. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the nine months ended October 1, 2016.

The percentage of our revenues derived from outside of the United States was 87% during the nine months ended October 1, 2016.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.2	40.2	39.4	40.7
Gross margin	60.8	59.8	60.6	59.3

Operating expenses:
Research and development	27.2	29.8	29.0	29.0
Selling, general and administrative	21.4	22.8	22.6	24.6
Operating expenses	48.6	52.6	51.6	53.6

Operating income	12.2	7.2	9.0	5.7

Other income (expense):
Interest income	0.2	0.1	0.1	0.1
Interest expense	(0.4)	(0.4)	(0.4)	(0.5)
Other, net	0.0	(0.2)	(0.1)	0.0
Income before income taxes	12.0	6.7	8.6	5.3
Provision for income taxes	0.8	0.3	0.6	0.4
Net income	11.2%	6.4%	8.0%	4.9%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	Change	% Change	October 1, 2016	October 3, 2015	Change	% Change
Internet of Things	$81.5	$65.3	$16.2	24.8%	$229.1	$195.2	$33.9	17.4%
Broadcast	40.7	36.5	4.2	11.5%	117.2	122.1	(4.9)	(4.0)%
Infrastructure	38.4	31.1	7.3	23.5%	110.6	91.4	19.2	21.0%
Access	17.5	23.3	(5.8)	(24.9)%	58.1	76.1	(18.0)	(23.7)%
	$178.1	$156.2	$21.9	14.0%	$515.0	$484.8	$30.2	6.2%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $16.2 million for our Internet of Things products, due primarily to market share gains for our products, increases in the market and the addition of revenues from acquisitions.

•                  Increased revenues of $4.2 million for Broadcast products, due primarily to increases in the market for our consumer products.

•                  Increased revenues of $7.3 million for our Infrastructure products, due primarily to market share gains.

•                  Decreased revenues of $5.8 million for our Access products, due primarily to decreases in our market share and the market for such products.

The change in revenues in the recent nine month period was due primarily to:

•                  Increased revenues of $33.9 million for our Internet of Things products, due primarily to market share gains for our products, increases in the market and the addition of revenues from acquisitions.

•                  Decreased revenues of $4.9 million for Broadcast products, due primarily to decreases in the market for our consumer products.

•                  Increased revenues of $19.2 million for our Infrastructure products, due primarily to market share gains and the sale of patents for $5.0 million.

•                  Decreased revenues of $18.0 million for our Access products, due primarily to decreases in our market share and the market for such products.

Unit volumes of our products increased by 24.8% and average selling prices decreased by 8.6% compared to the three months ended October 3, 2015. Unit volumes of our products increased by 12.7% and average selling prices decreased by 6.6% compared to the nine months ended October 3, 2015. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	Change	October 1, 2016	October 3, 2015	Change
Gross margin	$108.2	$93.4	$14.8	$312.0	$287.2	$24.8
Percent of revenue	60.8%	59.8%		60.6%	59.3%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $8.8 million for our Internet of Things products, $5.7 million for our Infrastructure products and $2.4 million for our Broadcast products offset by a decrease in gross margin of $2.2 million for our Access products. The increased dollar amount of gross margin in the recent nine month period was due to increases in gross margin of $16.5 million for our Infrastructure products and $16.0 million for our Internet of Things products offset by decreases in gross margin of $5.2 million for our Access products and $2.5 million for our Broadcast products. Gross margin in the recent nine month period included $5.0 million from the sale of patents, which had no associated cost of revenues. Gross margin in the prior year nine month period included $2.4 million in acquisition-related charges for the fair value write-up associated with inventory acquired from Bluegiga.

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

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	Change	% Change	October 1, 2016	October 3, 2015	Change	% Change
Research and development	$48.4	$46.5	$1.9	4.2%	$149.1	$140.8	$8.3	5.9%
Percent of revenue	27.2%	29.8%			29.0%	29.0%

The increase in research and development expense in the recent three month period was primarily due to increases of (a) $1.8 million for personnel-related expenses, including costs associated with increased headcount, and (b) $0.8 million for new product introduction costs. The increase in research and development expense was offset in part by a decrease of $1.0 million for the amortization of intangible assets. The decrease in research and development expense as a percent of revenues in the recent three month period was due to our increased revenues. The increase in research and development expense in the recent nine month period was primarily due to increases of (a) $4.6 million for personnel-related expenses, (b) $1.2 million for the amortization of intangible assets and (c) $0.9 million for new product introduction costs. We expect that research and development expense will increase in absolute dollars in the fourth quarter of 2016.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	Change	% Change	October 1, 2016	October 3, 2015	Change	% Change
Selling, general and administrative	$38.0	$35.7	$2.3	6.5%	$116.7	$119.0	$(2.3)	(1.9)%
Percent of revenue	21.4%	22.8%			22.6%	24.6%

The increase in selling, general and administrative expense in the recent three month period was primarily due the prior period including an adjustment of $1.4 million to decrease the fair value of acquisition-related contingent consideration. Furthermore, the increase in selling, general and administrative expense in the recent three month period was also due to an increase of $1.0 million for personnel-related expenses, including costs associated with increased headcount. The decrease in selling, general and administrative expense as a percent of revenues in the recent three month period was due to our increased revenues. The decrease in selling, general and administrative expense in the recent nine month period was primarily due to decreases of (a) $0.9 million for acquisition-related costs, (b) $0.8 million for legal fees and (c) $0.8 million for adjustments to the fair value of acquisition-related contingent consideration. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the fourth quarter of 2016.

Interest Income

Interest income for the three and nine months ended October 1, 2016 was $0.3 million and $0.9 million, respectively, compared to $0.2 million and $0.5 million for the three and nine months ended October 3, 2015, respectively.

Interest Expense

Interest expense for the three and nine months ended October 1, 2016 was $0.6 million and $1.9 million, respectively, compared to $0.7 million and $2.2 million for the three and nine months ended October 3, 2015, respectively.

Other, Net

Other, net for the three and nine months ended October 1, 2016 was $(0.1) million and $(0.4) million, respectively, compared to $(0.3) million and $0.2 million for the three and nine months ended October 3, 2015, respectively.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	October 1, 2016	October 3, 2015	Change	October 1, 2016	October 3, 2015	Change
Provision for income taxes	$1.3	$0.5	$0.8	$3.3	$2.1	$1.2
Effective tax rate	6.3%	4.5%		7.4%	8.1%

The effective tax rate for the three months ended October 1, 2016 increased from the prior period primarily due a decrease in the foreign tax rate benefit resulting from a net decrease in earnings indefinitely reinvested in lower tax jurisdictions, partially offset by an increase in the realization of the U.S. federal research and development tax credit in the current year. The effective tax rate for the nine months ended October 1, 2016 decreased from the prior period primarily due to an increase in the realization of the U.S. federal research and development tax credit in the current year. See Note 12, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.

The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of indefinitely reinvested earnings in foreign jurisdictions where the tax rate may be lower than the federal statutory rate and other permanent items including nondeductible compensation expenses and research and development tax credits.

Business Outlook

We expect revenues in the fourth quarter of fiscal 2016 to be in the range of $176 to $181 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.30 to $0.36.

Liquidity and Capital Resources

Our principal sources of liquidity as of October 1, 2016 consisted of $279.3 million in cash, cash equivalents and short-term investments, of which approximately $189.3 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, corporate bonds, variable-rate demand notes, U.S. government bonds, asset-back securities, commercial paper, certificates of deposit and international government bonds. Our long-term investments consisted of auction-rate securities. As of October 1, 2016, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. See Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Operating Activities

Net cash provided by operating activities was $106.6 million during the nine months ended October 1, 2016, compared to net cash provided of $87.4 million during the nine months ended October 3, 2015. Operating cash flows during the nine months ended October 1, 2016 reflect our net income of $41.4 million, adjustments of $58.3 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $6.9 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $84.9 million at October 1, 2016 from $73.6 million at January 2, 2016. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 43 days at October 1, 2016 and 41 days at January 2, 2016.

Inventory increased to $55.1 million at October 1, 2016 from $53.9 million at January 2, 2016. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 71 days at October 1, 2016 and 73 days at January 2, 2016.

Investing Activities

Net cash used in investing activities was $15.8 million during the nine months ended October 1, 2016, compared to net cash used of $8.6 million during the nine months ended October 3, 2015. The increase in cash outflows was principally due to an increase of $83.1 million in net purchases of marketable securities, offset by $76.9 million in net payments for the acquisition of businesses during the nine months ended October 3, 2015, including $56.9 million for the purchase of Bluegiga and $20.0 million for consideration previously withheld in connection with our purchase of Energy Micro.

We anticipate capital expenditures of approximately $12 to $14 million for fiscal 2016. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $56.7 million during the nine months ended October 1, 2016, compared to net cash used of $84.8 million during the nine months ended October 3, 2015. The decrease in cash outflows was principally due to a decrease of $87.2 million in payments on debt and a decrease of $30.9 million for repurchases of our common stock, offset by $81.2 million in net proceeds from the issuance of long-term debt during the nine months ended October 3, 2015. In July 2015, we amended our Credit Agreement. In August 2015, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2016.

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

Contractual Obligations

Our contractual obligations as of January 2, 2016 included $10.7 million for other long-term obligations, including $9.3 million for estimated contingent consideration payments due in connection with the acquisition of Energy Micro. In March 2016, we settled the remaining amount of the contingent consideration to be paid. The settlement amount was paid in May 2016. As of October 1, 2016, there were no other material changes to our contractual obligations disclosed in our 2015 Form 10-K.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect that the adoption of this ASU will have a material impact on our financial statements.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of October 1, 2016 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of October 1, 2016 would decrease our annual interest income by approximately $1.4 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facilities. The interest payments on the Credit Facilities consist of a variable-rate of interest and an applicable margin. We have entered into an interest rate swap agreement with an original notional value of $72.5 million that, effectively, converted the variable-rate interest payments to fixed-rate interest payments through July 2020.

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

Investments in Auction-rate Securities

As of October 1, 2016, we held $8.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 1, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended October 1, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In a parallel process, we challenged the validity of the claims of the Cresta Patents asserted in the ITC investigation through a series of Inter-Partes Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. On December 18, 2015, Cresta Technology appealed those adverse decisions to the United States Court of Appeals for the Federal Circuit as to this first USPTO determination. Those appeals are now fully briefed and awaiting oral argument. The USPTO has instituted a second set of IPR proceedings against a second set of the remaining claims. On August 11, 2016, the PTAB issued its final written decisions in these proceedings and found all of these remaining claims unpatentable. The PTAB decision is appealable.

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

On July 16, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. We are seeking a permanent injunction and an award of damages and attorney fees. As a result of the chapter 7 bankruptcy filing by Cresta Technology, these proceedings were stayed. However, as a result of the May 13, 2016 sale order by the Bankruptcy Court, DBD and CF Crespe LLC were ordered to substitute in as Defendant for Cresta Technology. DBD and Crespe LLC have appealed the Bankruptcy Court’s order in that regard.

As is customary in the semiconductor industry, we provide indemnification protection to our customers for intellectual property claims related to our products. We have not accrued any material liability on our Condensed Consolidated Balance Sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

We intend to continue to vigorously defend against Cresta Technology’s (now DBD and CF Crespe LLC’s) allegations and to continue to pursue our claims against Cresta and their patents. At this time, we cannot predict the outcome of these matters or the resulting financial impact to us, if any.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended October 1, 2016 was $149.1 million, or 29.0% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on a limited number of customers for a substantial portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the nine months ended October 1, 2016, our ten largest customers accounted for 25% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended October 1, 2016, 67% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

We have substantial international activities, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Europe and Asia. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 87% during the nine months ended October 1, 2016. We may not be able to maintain or increase international market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended October 1, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2016– July 30, 2016	51	$48.08	51	$59,474

July 31, 2016– August 27, 2016	—	$—	—	$59,474

August 28, 2016– October 1, 2016	—	$—	—	$59,474
Total	51	$48.08	51

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

3.2*	Third Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2015).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on July 21, 2016.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

October 26, 2016	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle President and Chief Executive Officer (Principal Executive Officer)

October 26, 2016	/s/ John C. Hollister
Date	John C. Hollister Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)