Form 10-K
period 2016-12-31
SILICON LABORATORIES INC
filed 2017-02-01
CIK 1038074

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (July 1, 2016) was $1,951,606,092 (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 41,890,791 shares of the registrant's common stock issued and outstanding as of January 23, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Part I

Item 1.    Business

General

        Silicon Laboratories Inc. is a provider of silicon, software and solutions for the Internet of Things (IoT), Internet infrastructure, industrial, consumer and automotive markets. We solve some of the electronics industry's toughest problems, providing customers with significant advantages in performance, energy savings, connectivity and design simplicity. Backed by our world-class engineering teams with strong software and mixed-signal design expertise, Silicon Laboratories empowers developers with the tools and technologies they need to advance quickly and easily from initial idea to final product.

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

        Many IC solution providers lack sufficient analog expertise to develop compelling mixed-signal products. As a result, manufacturers of electronic devices value providers that can supply them with mixed-signal solutions with greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

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
Internet of Things Products
Microcontrollers and Wireless Products

We offer a family of products ideal for embedded systems that include energy friendly 8-bit mixed-signal microcontrollers, 32-bit wireless MCUs and ultra low-power 32-bit MCUs based on scalable ARM® Cortex-M0+/M3/M4 cores, as well as wireless connectivity devices such as our EZRadio® family of fully integrated, low power transceivers. Our wireless modules provide flexible, highly integrated products that meet demanding requirements and can be used in a number of applications. Our wireless connectivity solutions for the IoT are based on Bluetooth, zigbee, Thread, Wi-Fi and sub-GHz technologies. Our EFM32™, EFM8™, 8051, wireless MCUs and wireless SoCs are supported by Simplicity Studio™, a one-click access to design tools, documentation, software and support resources. These products generally integrate intelligent data capture, high performance processing, and communication interfaces in a single system on a chip. We also offer a real-time operating system (RTOS) to help simplify software development for IoT applications by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities. This family of products addresses a variety of end-markets, including the IoT (connected home, smart lighting, security, wearables and smart energy applications), automotive, communications, consumer, industrial, medical and power management markets.

•

Home automation

•

Security systems

•

Smart lighting

•

Smart metering

•

Wearables

•

Industrial automation and control

•

Consumer electronics

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

Product Areas and Description	Applications
Broadcast Products

Broadcast Consumer

Our worldwide hybrid TV tuners with analog TV demodulator in a single CMOS IC leverage our proven digital low-IF architecture and exceed the performance of traditional discrete TV tuners, enabling TV makers to deliver improved picture quality and better reception for both analog and digital broadcasts. Our small, low power and high performance single and dual digital video demodulators support DVB-T/T2, DVB-S/S2/S2X, DVB-C/C2, and/or ISDB-T in a single chip and are ideal for equipment receiving digital terrestrial, satellite and/or cable services. Our AM/FM, HD Radio™ and DAB/DAB+ receivers deliver a complete radio solution from antenna input to audio output in a single chip. The broadcast audio products are based on an innovative digital architecture that enables significant improvements in performance, which translates to a better consumer experience, while reducing system cost and board space for our customers.

•

Integrated digital televisions (iDTV)

•

Free-to-Air (FtA) or pay-TV set-top boxes

•

PVR/DVD/Blu-Ray/HDD video recorders

•

PC-TV applications

•

AM/FM clock radios

•

Portable audio devices

•

MP3/digital media players

•

Home theater systems

•

DAB digital radios

•

HD Radio digital radios

Broadcast Automotive

Our high-performance solutions for car sound systems include high fidelity radio ICs that improve the end user experience, reduce system cost and offer the latest digital radio technologies like DAB/DAB+ and HD Radio. Our scalable architecture enables infotainment system suppliers to leverage their investments across multiple product lines ranging from entry-level car radios to cutting-edge multi-tuner, multi-antenna radios for premium vehicles.

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

•

Optical networking

•

Networking equipment

•

Telecommunications

•

Broadcast video

•

Servers and storage

•

Wireless backhaul

•

Wireless base stations

•

Small cells

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

Product Areas and Description	Applications
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

Our ISOmodem embedded modems leverage innovative silicon direct access arrangement (DAA) technology and a digital signal processor to deliver a globally compliant, compact analog modem for embedded applications.

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

• Enterprise networking routers and switches • Wireless access points (WAP) • VoIP phones • POS terminals • Security cameras

        Revenues during fiscal 2016, 2015 and 2014 were generated predominately by sales of our mixed-signal products. The following summarizes our revenue by product category (in thousands):

	Fiscal Year
	2016	2015	2014
Internet of Things	$314,614	$262,329	$209,005
Broadcast	157,746	161,787	204,256
Infrastructure	147,677	121,974	108,123
Access	77,589	98,736	99,320

Revenues	$697,626	$644,826	$620,704

Customers, Sales and Marketing

        We market our products through our direct sales force and through a network of independent sales representatives and distributors. Direct and distributor customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

        We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Edom Technology, Avnet and Arrow Electronics, each represented 17%, 13% and 11% of our revenues during fiscal 2016, respectively. No other distributor accounted for 10% or more of revenues for fiscal 2016.

        During fiscal 2016, our ten largest end customers accounted for 25% of our revenues. We had no customer that represented more than 10% of our revenues during this period.

        We maintain numerous sales offices in Asia, the Americas and Europe. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 86% in fiscal 2016. For further information regarding our revenues and long-lived assets by geographic area, see Note 17, Segment Information, to the Consolidated Financial Statements.

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

        Due to the complex and innovative nature of our products, we employ experienced applications engineers who work closely with customers and distributors to support the design-win process, and can significantly accelerate the customer's time to market. A design-win occurs when a customer has designed our ICs into its product architecture and ordered product from us. A considerable amount of effort to assist the customer in incorporating our ICs into its products is typically required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers. The amount of time required to achieve a design-win can vary substantially depending on a customer's development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Not all design wins ultimately result in revenue, or may result in less revenue than expected. However, once a completed design architecture has been implemented and produced in high volumes, our customers are reluctant to significantly alter their designs due to this extensive design-win process. We believe this process, coupled with our intellectual property protection, promotes relatively longer product life cycles for our products and high barriers to entry for competitive products, even if such competing products are offered at lower prices. Our close collaboration with our customers provides us with knowledge of derivative product ideas or completely new product line offerings that may not otherwise arise in other new product discussions.

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

        Research and development expenses were $199.7 million, $188.1 million and $173.0 million and in fiscal 2016, 2015 and 2014, respectively.

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

  •
  Software expertise, including multiprotocol connectivity and real-time operating systems for the IoT;

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

        Designing analog and mixed-signal ICs is significantly more complicated than designing standalone digital ICs. While advanced software tools exist to help automate digital IC design, there are far fewer tools for advanced analog and mixed-signal IC design. In many cases, our analog circuit design efforts begin at the fundamental transistor level. We believe that we have a demonstrated ability to design the most difficult analog and RF circuits using standard CMOS technologies.

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

        As the IoT continues to mature, a new class of embedded applications is emerging, presenting feature-rich and task-intensive use cases. This growing complexity is driving the need for real-time operating systems to help simplify software development for IoT applications by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities. In addition to being able to manage numerous application tasks, an RTOS enhances scalability, and makes complex applications predictable and reliable. To address these application needs, we acquired Micrium, an embedded RTOS provider. Micrium has established itself as a reliable, high performance and trusted RTOS software platform, with an installed base that has grown to millions of devices.

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

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2016, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2017.

Backlog

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

        Due to our diversified product portfolio and the numerous markets and applications we serve, we target a relatively large number of competitors. We compete with Analog Devices, Broadcom, Conexant, Cypress, IDT, Marvell Technology Group, Maxim Integrated Products, MaxLinear, Microchip, Microsemi, Nordic Semiconductor, NXP Semiconductors, Qualcomm, Renesas, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products that could eliminate the need for our ICs.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 31, 2016, we had approximately 1,516 issued or pending United States and foreign patents. There can be no assurance that patents will ever be issued with respect to our patent applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Employees

        As of December 31, 2016, we employed 1,252 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

        Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2016 was $199.7 million, or 28.6% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

        The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2016, 68% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management's time and system resources to manage properly.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2016, our ten largest customers accounted for 25% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

        We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 86% during fiscal 2016. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

  •
  Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;

  •
  Protectionist laws and business practices;

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

  •
  Political and economic instability;

  •
  Greater difficulty in hiring and retaining qualified personnel; and

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

  •
  Departures of key personnel;

  •
  The required expensing of stock awards; and

  •
  The required changes in our reported revenue and revenue recognition accounting policy expected under Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

We have limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share

        Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our competitors may also offer bundled solutions offering a more complete product despite the technical merits or advantages of our products. These competitors may elect not to support our products which could complicate our sales efforts. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross margins and/or decrease our market share.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

        The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Broadcom, Conexant, Cypress, IDT, Marvell Technology Group, Maxim Integrated Products, MaxLinear, Microchip, Microsemi, Nordic Semiconductor, NXP Semiconductors, Qualcomm, Renesas, STMicroelectronics, Texas Instruments, Vectron International and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we own, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 130,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, Brazil, Canada, China, Finland, France, Germany, Hungary, India, Italy, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

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

        On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission ("ITC") alleging infringement of the same patents. On September 29, 2015, the ITC issued its Final Determination, finding that all the patent claims asserted against our products were either invalid or not infringed and that Cresta Technology failed to establish the ITC's domestic industry requirement. The ITC found no violation by us and terminated the investigation. On November 30, 2015, Cresta Technology filed an appeal of the ITC decision to the Federal Circuit. On March 8, 2016, pursuant to a stipulated dismissal, the Federal Circuit dismissed Cresta Technology's appeal in its entirety.

        In a parallel process, we challenged the validity of the claims of the Cresta Patents asserted in the ITC investigation through a series of Inter-Partes Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. On December 18, 2015, Cresta Technology appealed those adverse decisions to the United States Court of Appeals for the Federal Circuit as to this first USPTO determination. The Federal Circuit summarily affirmed the USPTO's first determination on November 8, 2016 and the mandate issued on December 16, 2016, rendering the USPTO's determination final.

        The USPTO instituted a second set of IPR proceedings against a second set of the remaining claims. On August 11, 2016, the PTAB issued its final written decisions in these proceedings and found all of these remaining claims unpatentable. On October 13, 2016, the patent owner, now known as CF Crespe LLC, filed a notice of appeal with the Federal Circuit seeking to overturn the USPTO's final written decision as to a subset of the claims found unpatentable in this second set of IPR proceedings. That appeal is currently in briefing. No hearing date has been set.

        On March 18, 2016, Cresta Technology filed for chapter 7 bankruptcy in the United States Bankruptcy Court for the Northern District of California.

        On May 13, 2016, the Bankruptcy Court approved an agreement for DBD Credit Funding LLC ("DBD") to buy Cresta Technology's entire IP portfolio and certain related litigation. Following that sale, DBD (through an apparent assignee, CF Crespe LLC) has substituted in the Delaware District Court action, the appeal proceedings at the U.S. Court of Appeals for the Federal Circuit for the first set of IPR proceedings and the USPTO PTAB proceedings for the second set of IPRs replacing Cresta Technology.

        On July 16, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. We are seeking a permanent injunction and an award of damages and attorney fees. As a result of the chapter 7 bankruptcy filing by Cresta Technology, these proceedings were stayed. However, as a result of the May 13, 2016 sale order by the Bankruptcy Court, DBD and CF Crespe LLC were ordered to substitute in as Defendant for Cresta Technology. DBD and CF Crespe LLC have appealed the Bankruptcy Court's order in that regard. Subject to that appeal, the Company's patent infringement trial against DBD and CF Crespe LLC is set to begin October 2, 2017.

        As is customary in the semiconductor industry, we provide indemnification protection to our customers for intellectual property claims related to our products. We have not accrued any material liability on our Consolidated Balance Sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

        We intend to continue to vigorously defend against Cresta Technology's (now DBD and CF Crespe LLC's) allegations and to continue to pursue our claims against Cresta and their patents. At this time, we cannot predict the outcome of these matters or the resulting financial impact to us, if any.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 23, 2017, there were 85 holders of record of our common stock.

	High	Low
Fiscal Year 2015
First Quarter	$52.83	$42.61
Second Quarter	58.54	49.85
Third Quarter	53.84	39.33
Fourth Quarter	54.72	42.06
Fiscal Year 2016
First Quarter	$48.00	$36.56
Second Quarter	51.00	42.63
Third Quarter	59.35	45.94
Fourth Quarter	68.95	55.97

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

Company / Index	12/31/11	12/29/12	12/28/13	01/03/15	01/02/16	12/31/16
Silicon Laboratories Inc.	$100.00	$95.56	$97.54	$109.42	$111.79	$149.70
NASDAQ Composite	$100.00	$115.15	$163.76	$188.49	$201.98	$219.89
PHLX Semiconductor Index	$100.00	$105.20	$150.62	$198.57	$195.45	$272.30

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on December 31, 2011, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended December 31, 2016 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2016 - October 29, 2016	—	$—	—	$59,474
October 30, 2016 - November 26, 2016	—	$—	—	$59,474
November 27, 2016 - December 31, 2016	—	$—	—	$59,474

Total	—	$—	—

        In August 2015, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2016. In January 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2017. The programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 6.    Selected Financial Data

        Please read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and the notes to those statements included in this Form 10-K.

	Fiscal Year
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$697,626	$644,826	$620,704	$580,087	$563,294
Operating income	$66,277	$32,234	$51,421	$64,310	$85,675
Net income	$61,494	$29,586	$38,021	$49,819	$63,548
Earnings per share:
Basic	$1.47	$0.70	$0.88	$1.17	$1.51
Diluted	$1.45	$0.69	$0.87	$1.14	$1.47
Consolidated Balance Sheet Data
Cash, cash equivalents and investments (1)	$300,263	$250,112	$342,614	$286,025	$293,360
Working capital	351,156	280,819	365,223	350,170	361,304
Total assets	1,081,844	1,011,463	1,042,561	991,150	871,966
Long-term obligations	115,191	108,028	121,191	143,441	115,615
Total stockholders' equity	826,958	761,114	758,056	738,562	649,973

(1)
Reflects repurchases of $41 million, $71 million, $72 million, $26 million and $62 million of our common stock in fiscal 2016, 2015, 2014, 2013 and 2012, respectively. Includes $5 million, $7 million, $7 million, $11 million and $11 million of long-term auction-rate securities investments in fiscal 2016, 2015, 2014, 2013 and 2012, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week year ending on the Saturday closest to December 31. Fiscal 2016 and 2015 were 52-week years and ended on December 31, 2016 and January 2, 2016, respectively. Fiscal 2014 was a 53-week year with the extra week occurring in the fourth quarter of the year and ended on January 3, 2015.

Overview

        We are a provider of silicon, software and solutions for the Internet of Things (IoT), Internet infrastructure, industrial, consumer and automotive markets. We solve some of the electronics industry's toughest problems, providing customers with significant advantages in performance, energy savings, connectivity and design simplicity. Mixed-signal integrated circuits (ICs) are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Therefore, mixed-signal ICs are critical components in products addressing a variety of markets, including industrial, communications, consumer and automotive.

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

        Our expertise in analog-intensive, high-performance, mixed-signal ICs and software enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

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

Current Period Highlights

        Revenues increased $52.8 million in fiscal 2016 compared to fiscal 2015, primarily due to increased revenues from our IoT and Infrastructure products offset by decreases in revenues from our Access and Broadcast products. Infrastructure revenues in fiscal 2016 included $5.0 million from the sale of patents. Gross margin increased $40.7 million during the same period due primarily to increased product sales. Operating expenses increased $6.7 million in fiscal 2016 compared to fiscal 2015 due primarily to increased personnel-related expenses and new product introduction costs, offset by adjustments to the fair value of acquisition-related contingent consideration and decreased acquisition-related costs and legal fees.

        We ended fiscal 2016 with $295.1 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $128.9 million during fiscal 2016. Accounts receivable increased to $74.4 million at December 31, 2016 compared to January 2, 2016, representing 37 days sales outstanding (DSO). Inventory increased to $59.6 million at December 31, 2016 compared to January 2, 2016, representing 73 days of inventory (DOI). In fiscal 2016, we repurchased 0.9 million shares of our common stock for $40.5 million. In fiscal 2016, we settled the remaining amount of the contingent consideration to be paid in connection with the Energy Micro acquisition. The settlement amount was $16.0 million.

        Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. In fiscal 2016, we acquired Micrium, LLC. Micrium is a supplier of real-time operating system (RTOS) software for the IoT. See Note 8, Acquisitions, to the Consolidated Financial Statements for additional information.

        In fiscal 2016, we introduced two new wireless occupancy sensor and smart outlet reference designs for the home automation market; new audio software products for the automotive radio market; a Bluetooth software solution that enables developers to efficiently create Apple® HomeKit™-enabled accessories; a mesh networking stack conforming to the Thread 1.1 specification; a small-footprint Bluetooth low energy system-in-package (SiP) module with a built-in chip antenna; a complete sensor-to-cloud Thunderboard kit that simplifies development of cloud-connected devices for the IoT; Wireless Gecko modules focused on mesh networking applications; a major update to our Simplicity Studio software development tools for IoT connected device applications; a CMOS-based family of isolated field effect transistor (FET) drivers; isolated gate drivers designed to protect power inverter and motor drive applications; high-speed, multi-channel programmable logic controller (PLC) isolators; a small, low-power USBXpress™ bridge device; multiband Wireless Gecko system-on-chip (SoC) devices enabling both 2.4 GHz and sub-GHz multiprotocol connectivity for the IoT market; a comprehensive reference design for cables and adapters based on the USB Type-C™ specification; jitter-attenuating clocks that simplify 100G/400G coherent optical line card and module design; a fully integrated, pre-certified Bluetooth module for low-energy applications; a family of isolated gate drivers for high-speed power supply designs; a plug-and-play Wi-Fi module solution for IoT applications; the scalable Blue Gecko wireless SoC family for the Bluetooth low-energy market; the Wireless Gecko portfolio of multiprotocol SoC devices for IoT applications; next-generation optical sensors that enable enhanced measurement of ultraviolet (UV) radiation and gesture recognition; and an optical heart rate sensing solution for wrist-based heart rate monitoring (HRM) applications. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

        During fiscal 2016 and 2015, we had no end customer that represented more than 10% of our revenues. During fiscal 2014, we had one end customer, Samsung, whose purchases across a variety of product areas represented 12% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Edom Technology, Avnet and Arrow Electronics, each represented 17%, 13% and 11% of our revenues during fiscal 2016. Edom and Avnet represented 20% and 12% of our revenues during fiscal 2015, and 20% and 12% of our revenues during fiscal 2014, respectively. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues in fiscal 2016, 2015 or 2014.

        The percentage of our revenues derived from outside of the United States was 86% in fiscal 2016, 85% in fiscal 2015 and 86% in fiscal 2014. Substantially all of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.6	40.9	39.0

Gross margin	60.4	59.1	61.0
Operating expenses:
Research and development	28.6	29.2	27.9
Selling, general and administrative	22.3	24.9	24.8

Operating expenses	50.9	54.1	52.7

Operating income	9.5	5.0	8.3
Other income (expense):
Interest income	0.2	0.1	0.2
Interest expense	(0.4)	(0.4)	(0.6)
Other, net	(0.1)	0.0	0.0

Income before income taxes	9.2	4.7	7.9
Provision for income taxes	0.4	0.1	1.8

Net income	8.8%	4.6%	6.1%

Comparison of Fiscal 2016 to Fiscal 2015

Revenues

	Fiscal Year
(in millions)	2016	2015	Change	% Change
Internet of Things	$314.6	$262.3	$52.3	19.9%
Broadcast	157.7	161.8	(4.1)	(2.5)%
Infrastructure	147.7	122.0	25.7	21.1%
Access	77.6	98.7	(21.1)	(21.4)%

Revenues	$697.6	$644.8	$52.8	8.2%

        The change in revenues in fiscal 2016 was due primarily to:

  •
  Increased revenues of $52.3 million for our Internet of Things products, due primarily to increases in the market and the addition of revenues from acquisitions.

  •
  Decreased revenues of $4.1 million for Broadcast products, due primarily to decreases in the market for our consumer products.

  •
  Increased revenues of $25.7 million for our Infrastructure products, due primarily to increased demand for our products and the sale of patents for $5.0 million.

  •
  Decreased revenues of $21.1 million for our Access products, due primarily to decreased demand for our products and decreases in the market for such products.

        Unit volumes of our products increased by 14.6% and average selling prices decreased by 6.2% compared to fiscal 2015. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Fiscal Year
(in millions)	2016	2015	Change
Gross margin	$421.5	$380.8	$40.7
Percent of revenue	60.4%	59.1%	1.3%

        The increased dollar amount of gross margin in fiscal 2016 was due to increases in gross margin of $27.9 million for our Internet of Things products and $21.7 million for our Infrastructure products, offset by decreases in gross margin of $7.1 million for our Access products and $1.8 million for our Broadcast products. Gross margin in fiscal 2016 included $5.0 million from the sale of patents, which had no associated cost of revenues. Gross margin in fiscal 2015 included $2.6 million in acquisition-related charges for the fair value write-up associated with inventory acquired from Bluegiga and Telegesis.

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

Research and Development

	Fiscal Year
(in millions)	2016	2015	Change	% Change
Research and development	$199.7	$188.1	$11.6	6.2%
Percent of revenue	28.6%	29.2%

        The increase in research and development expense in fiscal 2016 was primarily due to increases of (a) $5.9 million for personnel-related expenses, including costs associated with increased headcount, and (b) $4.4 million for new product introduction costs. We expect that research and development expense will increase in absolute dollars in the first quarter of 2017.

Selling, General and Administrative

	Fiscal Year
(in millions)	2016	2015	Change	% Change
Selling, general and administrative	$155.5	$160.5	$(5.0)	(3.1)%
Percent of revenue	22.3%	24.9%

        The decrease in selling, general and administrative expense in fiscal 2016 was primarily due to decreases of (a) $2.1 million for adjustments to the fair value of acquisition-related contingent consideration, (b) $1.3 million for personnel-related expenses, (c) $1.0 million for acquisition-related costs, and (d) $1.0 million for legal fees, primarily related to litigation. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the first quarter of 2017.

Interest Income

        Interest income in fiscal 2016 was $1.3 million compared to $0.7 million in fiscal 2015.

Interest Expense

        Interest expense in fiscal 2016 was $2.6 million compared $2.8 million in fiscal 2015.

Other, Net

        Other, net in fiscal 2016 was $(0.5) million compared to $0.1 million in fiscal 2015.

Provision for Income Taxes

	Fiscal Year
(in millions)	2016	2015	Change
Provision for income taxes	$3.0	$0.7	$2.3
Effective tax rate	4.7%	2.2%

        The effective tax rate for fiscal 2016 increased from fiscal 2015 primarily due to fiscal 2015 including a net benefit resulting from a change in the tax accounting treatment of stock-based compensation in a cost-sharing arrangement following a U.S. Tax Court case (Altera). The increase in the effective tax rate was partially offset by a reduction in the prior period valuation allowance. See Note 16, Income Taxes, to the Consolidated Financial Statements for additional information.

        The effective tax rates for each of the periods presented differ from the federal statutory rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate and other permanent items including nondeductible compensation expenses and research and development tax credits.

Comparison of Fiscal 2015 to Fiscal 2014

Revenues

	Fiscal Year
				% Change
(in millions)	2015	2014	Change
Internet of Things	$262.3	$209.0	$53.3	25.5%
Broadcast	161.8	204.3	(42.5)	(20.8)%
Infrastructure	122.0	108.1	13.9	12.8%
Access	98.7	99.3	(0.6)	(0.6)%

Revenues	$644.8	$620.7	$24.1	3.9%

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

        The increase in research and development expense in fiscal 2015 was primarily due to increases of (a) $9.7 million for personnel-related expenses, including costs associated with increased headcount, and (b) $6.7 million for the amortization of intangible assets.

Selling, General and Administrative

	Fiscal Year
				% Change
(in millions)	2015	2014	Change
Selling, general and administrative	$160.5	$154.1	$6.4	4.1%
Percent of revenue	24.9%	24.8%

        The increase in selling, general and administrative expense in fiscal 2015 was primarily due to increases of (a) $10.8 million for personnel-related expenses, including costs associated with increased headcount, (b) $1.9 million for the amortization of intangible assets, (c) $1.6 million for acquisition-related costs, and (d) $1.0 million for product marketing costs. The increase in selling, general and administrative expense was offset in part by decreases of (a) $6.3 million for legal fees, primarily related to litigation, and (b) $5.2 million for adjustments to the fair value of acquisition-related contingent consideration.

Interest Income

        Interest income in fiscal 2015 was $0.7 million compared to $1.0 million in fiscal 2014.

Interest Expense

        Interest expense in fiscal 2015 was $2.8 million compared $3.2 million in fiscal 2014.

Other, Net

        Other, net in fiscal 2015 was $0.1 million compared to $(0.2) million in fiscal 2014.

Provision for Income Taxes

	Fiscal Year
(in millions)	2015	2014	Change
Provision for income taxes	$0.7	$11.0	$(10.3)
Effective tax rate	2.2%	22.5%

        The effective tax rate for fiscal 2015 decreased from fiscal 2014, primarily due to the completion of payments related to a prior year intercompany licensing arrangement resulting in an increase to the foreign tax rate benefit as well as the recognition of a net benefit resulting from a change in the tax accounting treatment of stock-based compensation in a cost-sharing arrangement following a U.S. Tax Court case (Altera). See Note 16, Income Taxes, to the Consolidated Financial Statements for additional information.

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

Business Outlook

        We expect revenues in the first quarter of fiscal 2017 to be in the range of $174 to $179 million. Furthermore, we expect our diluted earnings per share to be in the range of $0.21 to $0.27.

Liquidity and Capital Resources

        Our principal sources of liquidity as of December 31, 2016 consisted of $295.1 million in cash, cash equivalents and short-term investments, of which approximately $193.8 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of municipal bonds, money market funds, corporate bonds, variable-rate demand notes, U.S. government bonds, asset-back securities, certificates of deposit, commercial paper and international government bonds. Our long-term investments consisted of auction-rate securities. As of December 31, 2016, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. See Note 4, Fair Value of Financial Instruments, to the Consolidated Financial Statements for additional information.

Operating Activities

        Net cash provided by operating activities was $128.9 million during fiscal 2016, compared to net cash provided of $105.4 million during fiscal 2015. Operating cash flows during fiscal 2016 reflect our net income of $61.5 million, adjustments of $74.8 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $7.4 million due to changes in our operating assets and liabilities.

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

        Accounts receivable increased to $74.4 million at December 31, 2016 from $73.6 million at January 2, 2016. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 37 days at December 31, 2016 and 41 days at January 2, 2016.

        Inventory increased to $59.6 million at December 31, 2016 from $53.9 million at January 2, 2016. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 73 days at December 31, 2016 and January 2, 2016.

Investing Activities

        Net cash used in investing activities was $49.6 million during fiscal 2016, compared to net cash used of $49.3 million during fiscal 2015. The increase in cash outflows was principally due to an increase of $87.8 million in net purchases of marketable securities and an increase of $2.4 million for the purchase of other assets, offset by a decrease of $89.6 million in net payments for the acquisition of businesses. See Note 8, Acquisitions, to the Consolidated Financial Statements for additional information.

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

        We anticipate capital expenditures of approximately $18 to $22 million for fiscal 2017. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

        Net cash used in financing activities was $52.3 million during fiscal 2016, compared to net cash used of $83.8 million during fiscal 2015. The decrease in cash outflows was principally due to a decrease of $89.7 million in payments on debt and a decrease of $30.9 million for repurchases of our common stock, offset by $81.2 million in net proceeds from the issuance of long-term debt during fiscal 2015 and an increase of $5.0 million for payments of acquisition-related contingent consideration. In July 2015, we amended our Credit Agreement. In August 2015, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2016. In January 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2017.

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

        The Amended Credit Agreement includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. We also have an option to increase the size of the borrowing capacity by up to an aggregate of $200 million in additional commitments, subject to certain conditions. See Note 10, Debt, to the Consolidated Financial Statements for additional information.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations (1)	$72,500	$—	$—	$—	$72,500	$—	$—
Interest on long-term debt obligations (2)	$7,873	$2,201	$2,219	$2,207	$1,246	$—	$—
Operating lease obligations (3)	$21,047	$5,139	$3,852	$2,700	$2,432	$2,286	$4,638
Purchase obligations (4)	$44,613	$44,613	$—	$—	$—	$—	$—
Other long-term obligations (5)	$15,108	$—	$4,976	$5,468	$4,664	$—	$—

(1)
Long-term debt obligations represent the principal portion of our Credit Facilities.

(2)
Interest on our long-term debt obligations is based on the Eurodollar Base Rate plus an applicable margin. We have entered into an interest rate swap agreement as a hedge against the Eurodollar portion of such variable interest payments and effectively converted the Eurodollar portion of the interest on the Credit Facilities to a fixed interest rate through July 2020. As of December 31, 2016, the combined interest rate on the Credit Facilities and the interest rate swap was 2.375%. The impact of the interest rate swap was factored into the calculation of the future interest payments on our long-term debt obligations through July 2020.

(3)
Operating lease obligations include amounts for leased facilities.

(4)
Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(5)
Other long-term obligations primarily represent software license obligations.

We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $3.1 million for unrecognized tax benefits is not included in the table above. See Note 16, Income Taxes, to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

        As of December 31, 2016, we had no significant off-balance sheet arrangements.

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

        Investments in auction-rate securities—We determine the fair value of our investments in auction-rate securities using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect our inability to liquidate the securities. For available-for-sale auction-rate securities, if the calculated value is below the carrying amount of the securities, we then determine if the decline in value is other-than-temporary. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When we conclude that an other-than-temporary impairment has occurred, we assess whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery. If either of these two conditions is met, we recognize a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If we do not intend to sell a security and it is not more likely than not that we will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements

        In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

        In August 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We have elected to early adopt this ASU on January 1, 2017. We currently expect to record a cumulative-effect adjustment to decrease retained earnings by between $0.0 and $2.5 million with a corresponding adjustment to non-current assets and deferred taxes on the Consolidated Balance Sheet.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We expect the primary impact of this ASU to be the income tax effects of awards recognized in the income statement when the awards are vested or settled.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, Compensation—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). Under the new standard, we expect the timing of revenue recognition from sales to distributors to be accelerated. We will recognize revenue at the time of sale to the distributor, net of the impact of estimated price adjustments and rights of return. We currently anticipate adopting this standard using the modified retrospective method. We are continuing to evaluate the effect that the adoption will have on our financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of December 31, 2016 and January 2, 2016 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of December 31, 2016 and January 2, 2016 would decrease our future annual interest income by approximately $1.9 million and $0.9 million, respectively. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

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

Investments in Auction-rate Securities

        As of December 31, 2016, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

(b)
Exhibits

Exhibit Number
2.1	*	Sale and Purchase Agreement dated January 30, 2015, by and between Silicon Laboratories International Pte. Ltd. and the holders of shares, options and capital loans in Bluegiga Technologies Oy (filed as Exhibit 2.1 to the Form 8-K filed on February 4, 2015).

2.2	*	Agreement dated November 20, 2015, by and between the shareholders of Telegesis (UK) Limited and Silicon Laboratories UK Limited (filed as Exhibit 2.1 to the Form 8-K filed on November 23, 2015).

3.1	*	Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).

3.2	*	Fourth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on January 27, 2017).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1	*+	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2	*	Credit Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Bank of America, N.A., Wells Fargo Bank, National Association, and Regions Bank (filed as Exhibit 10.1 to the Form 8-K filed August 1, 2012).

10.3	*	First Amendment to Credit Agreement, dated July 24, 2015, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association, Citibank, N.A., Regions Bank, Bank of America, N.A. and the lenders party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 29, 2015).

10.4	*	Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as "Obligors" (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

10.5	*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan, as amended and restated on April 15, 2014 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.6	*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 15, 2014 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 16, 2014).

10.7	+	Form of Restricted Stock Units Grant Notice and Global Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated.

10.8	+	Form of Market Stock Units Grant Notice and Global Market Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated.

10.9	+	Form of Stock Option Grant Notice and Global Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated.

Exhibit Number
10.10	+	Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated.

10.11	*+	Silicon Laboratories Inc. 2017 Bonus Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 26, 2017).

10.12	*+	Silicon Laboratories Inc. Form of Change in Control Agreement (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 25, 2016).

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on signature page to this Form 10-K).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*
Incorporated herein by reference to the indicated filing.

+
Management contract or compensatory plan or arrangement

SCHEDULE II

SILICON LABORATORIES INC.
VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Deferred Tax Assets	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance at End of Period
		(in thousands)
Year ended December 31, 2016	$10,264	$2,715	$(618)	$12,361
Year ended January 2, 2016	$3,455	$6,895	$(86)	$10,264
Year ended January 3, 2015	$3,775	$—	$(320)	$3,455

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 1, 2017.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	February 1, 2017
/s/ G. TYSON TUTTLE G. Tyson Tuttle	President, Chief Executive Officer and Director (Principal Executive Officer)	February 1, 2017
/s/ JOHN C. HOLLISTER John C. Hollister	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 1, 2017
/s/ WILLIAM G. BOCK William G. Bock	Director	February 1, 2017

Name	Title	Date

/s/ NEIL KIM Neil Kim	Director	February 1, 2017
/s/ JACK R. LAZAR Jack R. Lazar	Director	February 1, 2017
/s/ NINA RICHARDSON Nina Richardson	Director	February 1, 2017
/s/ SUMIT SADANA Sumit Sadana	Director	February 1, 2017
/s/ WILLIAM P. WOOD William P. Wood	Director	February 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited Silicon Laboratories Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Silicon Laboratories Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Silicon Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Silicon Laboratories Inc. as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2016 of Silicon Laboratories Inc. and our report dated February 1, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silicon Laboratories Inc. at December 31, 2016 and January 2, 2016, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Silicon Laboratories Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 1, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Austin, Texas
February 1, 2017

Silicon Laboratories Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$141,106	$114,085
Short-term investments	153,961	128,901
Accounts receivable, net	74,401	73,601
Inventories	59,578	53,895
Prepaid expenses and other current assets	61,805	52,658

Total current assets	490,851	423,140
Long-term investments	5,196	7,126
Property and equipment, net	129,559	131,132
Goodwill	276,130	272,722
Other intangible assets, net	103,565	121,354
Other assets, net	76,543	55,989

Total assets	$1,081,844	$1,011,463

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,577	$42,127
Current portion of long-term debt	—	10,000
Accrued expenses	50,100	52,131
Deferred income on shipments to distributors	45,568	35,448
Income taxes	4,450	2,615

Total current liabilities	139,695	142,321
Long-term debt	72,500	67,500
Other non-current liabilities	42,691	40,528

Total liabilities	254,886	250,349
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 41,889 and 41,727 shares issued and outstanding at December 31, 2016 and January 2, 2016, respectively	4	4
Additional paid-in capital	24,463	13,868
Retained earnings	801,999	747,749
Accumulated other comprehensive income (loss)	492	(507)

Total stockholders' equity	826,958	761,114

Total liabilities and stockholders' equity	$1,081,844	$1,011,463

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Revenues	$697,626	$644,826	$620,704
Cost of revenues	276,122	264,056	242,153

Gross margin	421,504	380,770	378,551
Operating expenses:
Research and development	199,744	188,050	172,985
Selling, general and administrative	155,483	160,486	154,145

Operating expenses	355,227	348,536	327,130

Operating income	66,277	32,234	51,421
Other income (expense):
Interest income	1,291	730	1,007
Interest expense	(2,587)	(2,828)	(3,154)
Other, net	(485)	127	(234)

Income before income taxes	64,496	30,263	49,040
Provision for income taxes	3,002	677	11,019

Net income	$61,494	$29,586	$38,021

Earnings per share:
Basic	$1.47	$0.70	$0.88
Diluted	$1.45	$0.69	$0.87
Weighted-average common shares outstanding:
Basic	41,713	42,309	42,970
Diluted	42,376	42,945	43,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net income	$61,494	$29,586	$38,021
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	(179)	(425)	1,107
Reclassification for losses included in net income	—	10	—
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	1,466	(728)	(799)
Reclassification for losses included in net income	249	489	618

Other comprehensive income (loss), before tax	1,536	(654)	926
Provision (benefit) for income taxes	537	(229)	324

Other comprehensive income (loss)	999	(425)	602

Comprehensive income	$62,493	$29,161	$38,623

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
Balance as of December 28, 2013	42,779	$4	$48,630	$690,612	$(684)	$738,562
Net income	—	—	—	38,021	—	38,021
Other comprehensive income (loss)	—	—	—	—	602	602
Stock issuances, net of shares withheld for taxes	1,124	—	13,320	—	—	13,320
Income tax benefit (shortfall) from stock-based awards	—	—	120	—	—	120
Repurchases of common stock	(1,678)	—	(71,676)	—	—	(71,676)
Stock-based compensation	—	—	39,107	—	—	39,107

Balance as of January 3, 2015	42,225	4	29,501	728,633	(82)	758,056
Net income	—	—	—	29,586	—	29,586
Other comprehensive income (loss)	—	—	—	—	(425)	(425)
Stock issuances, net of shares withheld for taxes	1,152	—	3,128	—	—	3,128
Income tax benefit (shortfall) from stock-based awards	—	—	(613)	—	—	(613)
Repurchases of common stock	(1,650)	—	(60,978)	(10,470)	—	(71,448)
Stock-based compensation	—	—	42,830	—	—	42,830

Balance as of January 2, 2016	41,727	4	13,868	747,749	(507)	761,114
Net income	—	—	—	61,494	—	61,494
Other comprehensive income (loss)	—	—	—	—	999	999
Stock issuances, net of shares withheld for taxes	1,055	—	6,346	—	—	6,346
Income tax benefit (shortfall) from stock-based awards	—	—	(2,061)	—	—	(2,061)
Repurchases of common stock	(893)	—	(33,299)	(7,244)	—	(40,543)
Stock-based compensation	—	—	39,609	—	—	39,609

Balance as of December 31, 2016	41,889	$4	$24,463	$801,999	$492	$826,958

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Operating Activities
Net income	$61,494	$29,586	$38,021
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	13,216	12,517	12,561
Amortization of other intangible assets and other assets	27,715	29,131	17,923
Stock-based compensation expense	39,628	42,791	39,067
Income tax benefit (shortfall) from stock-based awards	(1,099)	469	489
Excess income tax benefit from stock-based awards	(572)	(2,497)	(632)
Deferred income taxes	(4,087)	(2,136)	3,054
Changes in operating assets and liabilities:
Accounts receivable	46	1,702	1,757
Inventories	(6,093)	2,093	(7,170)
Prepaid expenses and other assets	(3,568)	(870)	9,332
Accounts payable	263	6,662	11,475
Accrued expenses	5,919	1,682	27,671
Deferred income on shipments to distributors	9,713	(5,298)	7,809
Income taxes	(3,040)	776	(3,371)
Other non-current liabilities	(10,625)	(11,161)	(20,543)

Net cash provided by operating activities	128,910	105,447	137,443
Investing Activities
Purchases of available-for-sale investments	(185,231)	(107,366)	(166,094)
Sales and maturities of available-for-sale investments	161,921	171,831	156,520
Purchases of property and equipment	(10,927)	(11,268)	(11,225)
Purchases of other assets	(8,801)	(6,399)	(5,514)
Acquisitions of businesses, net of cash acquired	(6,546)	(96,112)	—

Net cash used in investing activities	(49,584)	(49,314)	(26,313)
Financing Activities
Proceeds from issuance of long-term debt, net	—	81,238	—
Payments on debt	(5,000)	(94,706)	(7,500)
Repurchases of common stock	(40,543)	(71,448)	(71,676)
Payment of taxes withheld for vested stock awards	(11,133)	(13,869)	(9,622)
Proceeds from the issuance of common stock	13,299	16,998	22,942
Excess income tax benefit from stock-based awards	572	2,497	632
Payment of acquisition-related contingent consideration	(9,500)	(4,464)	—

Net cash used in financing activities	(52,305)	(83,754)	(65,224)
Increase (decrease) in cash and cash equivalents	27,021	(27,621)	45,906
Cash and cash equivalents at beginning of period	114,085	141,706	95,800

Cash and cash equivalents at end of period	$141,106	$114,085	$141,706

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,222	$2,470	$2,950

Income taxes paid	$11,185	$2,157	$11,587

Supplemental Disclosure of Non-Cash Activity:
Stock issued in business combination	$4,181	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016

1. Description of Business

        Silicon Laboratories Inc. (the "Company"), a Delaware corporation, is a provider of silicon, software and solutions for the Internet of Things (IoT), Internet infrastructure, industrial, consumer and automotive markets. Within the semiconductor industry, the Company is known as a "fabless" company meaning that the integrated circuits (ICs) incorporated in its products are manufactured by third-party foundry semiconductor companies.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2016 and 2015 had 52 weeks and ended on December 31, 2016 and January 2, 2016, respectively. Fiscal 2014 had 53 weeks with the extra week occurring in the fourth quarter of the year and ended on January 3, 2015. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions

        The Company's foreign subsidiaries are considered to be extensions of the U.S. Company. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in other, net in the Consolidated Statements of Income.

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

Fair Value of Financial Instruments

        The fair values of the Company's financial instruments are recorded using a hierarchical disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The three levels are described below:

  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

2. Significant Accounting Policies (Continued)

  Level 2—Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3—Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company's own data.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash deposits, certificates of deposit, money market funds and investments in debt securities with original maturities of ninety days or less when purchased.

Investments

        The Company's investments typically have original maturities greater than ninety days as of the date of purchase and are classified as either available-for-sale or trading securities. Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in other, net in the Consolidated Statement of Income. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term.

        The Company reviews its available-for-sale investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss).

        In addition, the Company has made equity investments in non-publicly traded companies that it accounts for under the cost method. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair values when it determines that an other-than-temporary decline has occurred. There were no impairment charges recognized on equity investments during any of the periods presented.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

2. Significant Accounting Policies (Continued)

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

        The Company uses interest rate swap agreements to manage exposure to interest rate risks. The swap agreements are designated and qualify as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps is recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity and is subsequently recognized as interest expense in the Consolidated Statement of Income when the hedged exposure affects earnings.

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

        The Company owns the facilities it had previously leased for its headquarters in Austin, Texas. The buildings are located on land which is leased through 2099 from a third party. The rents for these ground leases were prepaid for the term of the leases by the previous lessee. The buildings and leasehold interest in ground leases are being depreciated on a straight-line basis over their estimated useful lives of 40 years and 86 years, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

2. Significant Accounting Policies (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

2. Significant Accounting Policies (Continued)

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

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.6 million, $1.8 million and $1.7 million in fiscal 2016, 2015 and 2014, respectively.

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

        Uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

2. Significant Accounting Policies (Continued)

a greater than 50% likelihood of being realized upon final settlement. See Note 16, Income Taxes, for additional information.

Recent Accounting Pronouncements

        In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

        In August 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company has elected to early adopt this ASU on January 1, 2017. The Company currently expects to record a cumulative-effect adjustment to decrease retained earnings by between $0.0 and $2.5 million with a corresponding adjustment to non-current assets and deferred taxes on the Consolidated Balance Sheet.

        In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company expects the primary impact of this ASU to be the income tax effects of awards recognized in the income statement when the awards are vested or settled.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

2. Significant Accounting Policies (Continued)

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, Compensation—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). Under the new standard, the Company expects the timing of revenue recognition from sales to distributors to be accelerated. The Company will recognize revenue at the time of sale to the distributor, net of the impact of estimated price adjustments and rights of return.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

2. Significant Accounting Policies (Continued)

The Company currently anticipates adopting this standard using the modified retrospective method. The Company is continuing to evaluate the effect that the adoption will have on its financial statements.

3. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net income	$61,494	$29,586	$38,021

Shares used in computing basic earnings per share	41,713	42,309	42,970
Effect of dilutive securities:
Stock options and other stock-based awards	663	636	823

Shares used in computing diluted earnings per share	42,376	42,945	43,793

Earnings per share:
Basic	$1.47	$0.70	$0.88
Diluted	$1.45	$0.69	$0.87

        For fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, approximately 0.1 million, 0.1 million and 0.1 million shares, respectively, consisting of restricted stock awards (RSUs), market stock awards (MSUs) and stock options, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

4. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 31, 2016 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$69,432	$—	$—	$69,432
Certificates of deposit	—	7,153	—	7,153
Municipal bonds	—	3,904	—	3,904

Total cash equivalents	$69,432	$11,057	$—	$80,489
Short-term investments:
Municipal bonds	$—	$79,702	$—	$79,702
Corporate bonds	—	31,036	—	31,036
Variable-rate demand notes	—	16,400	—	16,400
U.S. government bonds	12,416	—	—	12,416
Asset-backed securities	—	8,173	—	8,173
Commercial paper	—	5,233	—	5,233
International government bonds	—	1,001	—	1,001

Total short-term investments	$12,416	$141,545	$—	$153,961
Long-term investments:
Auction rate securities	$—	$—	$5,196	$5,196

Total long-term investments	$—	$—	$5,196	$5,196
Other assets, net:
Derivative instruments	$—	$1,808	$—	$1,808

Total	$—	$1,808	$—	$1,808

Total	$81,848	$154,410	$5,196	$241,454

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

4. Fair Value of Financial Instruments (Continued)

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

Valuation methodology

        The Company's cash equivalents and short-term investments that are classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

4. Fair Value of Financial Instruments (Continued)

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

Available-for-sale investments

        The Company's investments typically have original maturities greater than ninety days as of the date of purchase. Investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at December 31, 2016 (in thousands):

	Cost	Fair Value
Due in one year or less	$159,670	$159,624
Due after one year through ten years	59,628	59,426
Due after ten years	21,400	20,596

	$240,698	$239,646

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

4. Fair Value of Financial Instruments (Continued)

        The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$69,379	$(140)	$—	$—	$69,379	$(140)
Corporate bonds	18,561	(128)	—	—	18,561	(128)
U.S. government bonds	10,364	(16)	—	—	10,364	(16)
Auction rate securities	—	—	5,196	(804)	5,196	(804)
Asset-backed securities	3,176	(4)	—	—	3,176	(4)

	$101,480	$(288)	$5,196	$(804)	$106,676	$(1,092)

	Less Than 12 Months		12 Months or Greater		Total
As of January 2, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$29,271	$(30)	$1,198	$(2)	$30,469	$(32)
Auction rate securities	—	—	7,126	(874)	7,126	(874)
International government bonds	2,220	(7)	—	—	2,220	(7)
Corporate bonds	996	(3)	—	—	996	(3)

	$32,487	$(40)	$8,324	$(876)	$40,811	$(916)

        The gross unrealized losses as of December 31, 2016 and January 2, 2016 were due primarily to the illiquidity of the Company's auction-rate securities and, to a lesser extent, to changes in market interest rates. The Company's auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046 at December 31, 2016. The Company is unable to predict if these funds will become available before their maturity date.

        The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of December 31, 2016.

        At December 31, 2016 and January 2, 2016, there were no material unrealized gains associated with the Company's available-for-sale investments.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

4. Fair Value of Financial Instruments (Continued)

Level 3 fair value measurements

        The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at December 31, 2016 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,196	Discounted cash flow	Estimated yield	1.09%
		Expected holding period	10 years
		Estimated discount rate	3.89%

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

Contingent consideration

        The Company has followed an established internal control procedure used in valuing contingent consideration. The valuation of contingent consideration for the Energy Micro acquisition was based on a Monte Carlo simulation model. The fair value of this valuation was estimated on a quarterly basis through a collaborative effort by the Company's sales, marketing and finance departments.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

4. Fair Value of Financial Instruments (Continued)

        The following summarizes the activity in Level 3 financial instruments for the years ended December 31, 2016 and January 2, 2016 (in thousands):

Assets

	Year Ended
Auction Rate Securities	December 31, 2016	January 2, 2016
Beginning balance	$7,126	$7,419
Settlements	(2,000)	—
Gain (loss) included in other comprehensive income (loss)	70	(293)

Ending balance	$5,196	$7,126

Liabilities

	Year Ended
Contingent Consideration (1)	December 31, 2016	January 2, 2016
Beginning balance	$14,073	$18,438
Settlements (2)	(11,375)	(4,464)
(Gain) loss recognized in earnings (3)	(2,698)	99

Balance at December 31, 2016	$—	$14,073

Net loss for the period included in earnings attributable to contingent consideration held at the end of the period:	$—	$(99)

(1)
In connection with the acquisition of Energy Micro, the Company recorded contingent consideration based upon the expected achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model were recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)
On March 11, 2016, the Company entered into an agreement which settled the total amount of contingent consideration related to the Energy Micro acquisition (including all amounts for fiscal 2015 through 2018). See Note 8, Acquisitions, for additional information.

(3)
The gain recognized in earnings was due to the settlement of the Energy Micro contingent consideration. This gain was offset in part by a charge of approximately $2.7 million recorded in fiscal 2016 for a portion of the contingent consideration accounted for as post-combination compensation expense.

Fair values of other financial instruments

        The Company's debt under the Credit Facilities bears interest at the Eurodollar rate plus an applicable margin. The Credit Facilities are recorded at cost, but are measured at fair value for

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

4. Fair Value of Financial Instruments (Continued)

disclosure purposes. Fair value is estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of December 31, 2016 and January 2, 2016, the fair value of the Company's debt under the Credit Facilities was approximately $72.5 million and $77.5 million, respectively.

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

Interest Rate Swaps

        The Company is exposed to interest rate fluctuations in the normal course of its business, including through its Credit Facilities. The interest payments on the facility are calculated using a variable-rate of interest. The Company has entered into an interest rate swap agreement with an original notional value of $72.5 million (equal to the outstanding balance of the Credit Facilities at July 8, 2016) and, effectively, converted the Eurodollar portion of the variable-rate interest payments to fixed-rate interest payments through July 2020. The Company's previous swap agreement with a remaining notional value of $72.5 million was terminated on July 8, 2016.

        The Company estimates the fair values of interest rate swaps based on quoted prices and market observable data of similar instruments. If the Credit Facilities or the interest rate swap agreement is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other comprehensive income (loss) may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination. The fair value of the interest rate swap terminated on July 8, 2016 was not material. The Company did not discontinue any other cash flow hedges in any of the periods presented.

        The Company measures the effectiveness of its cash flow hedge by comparing the change in fair value of the hedged variable interest payments with the change in fair value of the interest rate swap. The Company recognizes ineffective portions of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statement of Income. As of December 31, 2016, no portion of the gains or losses from the Company's hedging instrument was excluded from the assessment of effectiveness. Hedge ineffectiveness was not material for any of the periods presented.

        The Company's derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	December 31, 2016	January 2, 2016
Interest rate swap	Other assets, net	$1,808	$92

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

5. Derivative Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Year Ended			Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015		December 31, 2016	January 2, 2016	January 3, 2015
Interest rate swaps	$1,466	$(728)	$(799)	Interest expense	$(249)	$(489)	$(618)

        The Company expects to reclassify $0.1 million of its interest rate swap gains included in accumulated other comprehensive income (loss) as of December 31, 2016 into earnings in the next 12 months, which would be offset by higher interest payments.

Foreign Currency Forward Contracts

        The Company uses foreign currency forward contracts to manage exposure to foreign exchange risk. As of December 31, 2016 and January 2, 2016, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $3.9 million and $5.1 million, respectively. The fair value of the contracts was not material as of December 31, 2016 and January 2, 2016. The contract held as of December 31, 2016 has a maturity date of March 29, 2017 and it was not designated as a hedging instrument.

        The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Year Ended
Gain (Loss) Recognized in Income	December 31, 2016	January 2, 2016	January 3, 2015	Location
Foreign currency forward contracts	$(92)	$935	$1,075	Other, net

6. Balance Sheet Details

        The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Accounts Receivable, Net

	December 31, 2016	January 2, 2016
Accounts receivable	$75,035	$74,272
Allowance for doubtful accounts	(634)	(671)

	$74,401	$73,601

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

6. Balance Sheet Details (Continued)

Inventories

	December 31, 2016	January 2, 2016
Work in progress	$40,755	$36,774
Finished goods	18,823	17,121

	$59,578	$53,895

Prepaid Expenses and Other Current Assets

	December 31, 2016	January 2, 2016
Distributor advances	$40,205	$36,743
Other	21,600	15,915

	$61,805	$52,658

Property and Equipment

	December 31, 2016	January 2, 2016
Buildings and improvements	$94,977	$94,607
Equipment	57,677	55,072
Computers and purchased software	35,492	29,663
Leasehold interest in ground leases	23,840	23,840
Furniture and fixtures	5,484	4,777
Leasehold improvements	10,083	9,204

	227,553	217,163
Accumulated depreciation	(97,994)	(86,031)

	$129,559	$131,132

Accrued Expenses

	December 31, 2016	January 2, 2016
Accrued compensation and benefits	$28,781	$27,304
Other	21,319	24,827

	$50,100	$52,131

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

6. Balance Sheet Details (Continued)

Other Non-current Liabilities

	December 31, 2016	January 2, 2016
Software license accruals	$14,436	$1,107
Deferred tax liabilities	13,119	13,741
Other	15,136	25,680

	$42,691	$40,528

7. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable, notes receivable and derivatives. The Company places its cash equivalents and investments primarily in municipal bonds, money market funds, corporate bonds, variable-rate demand notes, U.S. government bonds, asset-back securities, certificates of deposit, commercial paper, auction-rate securities and international government bonds. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consisted of the following:

	December 31, 2016	January 2, 2016
Edom Technology	19%	17%
Arrow Electronics	13%	17%
Avnet	12%	14%

        The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for potential credit losses based upon the expected collectibility of such receivables. Losses have not been significant for any of the periods presented.

        The Company holds two notes receivable for $1.5 million and $0.7 million from a privately held company. The notes have a maturity date of the earlier of December 31, 2018 or certain liquidity events and were recorded in other assets, net in the Consolidated Balance Sheet.

        The Company holds an equity investment in another privately held company with a carrying value of $2.8 million as of December 31, 2016. The investment is accounted for under the cost method and was recorded in other assets, net in the Consolidated Balance Sheet.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

7. Risks and Uncertainties (Continued)

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

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company's contract manufacturers accounted for greater than 10% of revenue during fiscal 2016, 2015 or 2014. The Company's end customers and distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
End Customers
Samsung*	**	**	12%
Distributors
Edom Technology	17%	20%	20%
Avnet	13%	12%	12%
Arrow Electronics	11%	**	**

*
Samsung's purchases were across a variety of product areas.

**
Less than 10% of revenue

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

8. Acquisitions

Micrium

        On October 3, 2016, the Company acquired Micrium, a private company. Micrium is a supplier of real-time operating system (RTOS) software for the IoT. The Company acquired Micrium for approximately $12.4 million, consisting of approximately $8.2 million in cash and $4.2 million in stock consideration. An additional approximately $1.0 million in stock consideration was accounted for as a transaction separate from the business combination based on its economic substance and will be recorded as post-combination compensation expense over four years. Approximately $1.5 million of the consideration was held in escrow as security for breaches of warranties and certain other expressly enumerated matters.

        The purchase price was allocated as follows: intangible assets—$9.5 million; goodwill—$3.4 million; and other net assets—$(0.5) million. A portion of the goodwill is deductible for tax purposes. The allocation of the purchase price is preliminary and subject to change, primarily for the valuation of certain assets and accruals and the finalization of income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

        Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $0.3 million of acquisition-related costs in selling, general and administrative expenses during fiscal 2016.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

8. Acquisitions (Continued)

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
December 31, 2016 (Continued)

8. Acquisitions (Continued)

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

        On March 11, 2016, the Company entered into an agreement with Energy AS, the former parent of Energy Micro. The agreement settled the amount of the earn-out to be paid for fiscal 2015 through 2018. The total settlement amount was approximately $16.0 million (in lieu of potential payments of up to $26.7 million) and was paid on May 11, 2016. The settlement amount represented approximately $11.4 million of additional consideration and approximately $4.6 million of compensation expense (of

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

8. Acquisitions (Continued)

which approximately $2.7 million was recorded in fiscal 2016 and approximately $1.9 million was recorded in fiscal 2015). The compensation expense recorded in fiscal 2016 was offset in part by a gain of approximately $2.7 million to adjust the consideration portion of the earn-out to fair value due to the settlement.

9. Goodwill and Other Intangible Assets

Goodwill

        The following summarizes the activity in goodwill for the years ended December 31, 2016 and January 2, 2016 (in thousands):

	Year Ended
	December 31, 2016	January 2, 2016
Beginning balance	$272,722	$228,781
Additions due to business combinations	3,408	43,941

Ending balance	$276,130	$272,722

Other Intangible Assets

        The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

		December 31, 2016		January 2, 2016
	Weighted-Average Amortization Period (Years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Subject to amortization:
Core and developed technology	9	$157,321	$(70,181)	$170,541	$(70,135)
Customer relationships	7	24,970	(11,356)	23,170	(7,259)
Patents	6	3,000	(2,250)	3,022	(1,763)
Trademarks	7	3,690	(1,629)	3,490	(952)

	9	188,981	(85,416)	200,223	(80,109)
Not subject to amortization:
In-process research and development	Not amortized	—	—	1,240	—

Total intangible assets		$188,981	$(85,416)	$201,463	$(80,109)

        Gross intangible assets decreased $12.5 million in fiscal 2016 due to the removal of $22.0 million of fully amortized assets. This decrease was offset by $9.5 million in assets added due to the acquisition of Micrium.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

9. Goodwill and Other Intangible Assets (Continued)

        Amortization expense related to intangible assets for fiscal 2016, 2015 and 2014 was $27.3 million, $26.5 million and $17.9 million, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2017	$24,957
2018	22,890
2019	17,192
2020	14,697
2021	10,308

10. Debt

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

        The Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of December 31, 2016, the Company was in compliance with all covenants of the Amended Credit Agreement. The Company's obligations under the Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

10. Debt (Continued)

Interest Rate Swap Agreement

        In connection with the outstanding balance of the Credit Facilities at July 8, 2016, the Company entered into an interest rate swap agreement as a hedge against the Eurodollar portion of such variable interest payments. Under the terms of the swap agreement, the Company effectively converted the Eurodollar portion of the interest on the Credit Facilities to a fixed interest rate of 0.875% through July 2020. As of December 31, 2016, the combined interest rate of the Credit Facilities (which includes an applicable margin) and the interest rate swap was 2.375%. See Note 5, Derivative Financial Instruments, for additional information.

11. Stockholders' Equity

Common Stock

        The Company issued 1.1 million shares of common stock during fiscal 2016, including approximately 0.1 million shares in connection with the acquisition of Micrium.

Share Repurchase Programs

        The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
January 2017	December 2017	$100,000
August 2015	December 2016	$100,000
October 2014	December 2015	$100,000
January 2014	January 2015	$100,000

        These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.9 million shares, 1.7 million shares and 1.7 million shares of its common stock for $40.5 million, $71.4 million and $71.7 million and during fiscal 2016, 2015 and 2014, respectively. These shares were retired upon repurchase.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

11. Stockholders' Equity (Continued)

Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	Unrealized Gain on Cash Flow Hedge	Net Unrealized Losses on Available- For-Sale Securities	Total
Balance at December 28, 2013	$333	$(1,017)	$(684)
Other comprehensive income (loss) before reclassifications	(520)	720	200
Amount reclassified from accumulated other comprehensive income (loss)	402	—	402

Net change for the period	(118)	720	602

Balance at January 3, 2015	215	(297)	(82)
Other comprehensive income (loss) before reclassifications	(473)	(276)	(749)
Amount reclassified from accumulated other comprehensive income (loss)	318	6	324

Net change for the period	(155)	(270)	(425)

Balance at January 2, 2016	60	(567)	(507)
Other comprehensive income (loss) before reclassifications	953	(116)	837
Amount reclassified from accumulated other comprehensive income (loss)	162	—	162

Net change for the period	1,115	(116)	999

Balance at December 31, 2016	$1,175	$(683)	$492

Reclassifications From Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Year ended
Reclassification	December 31, 2016	January 2, 2016	January 3, 2015
Losses on cash flow hedges to:
Interest expense	$(249)	$(489)	$(618)
Gains (losses) on available-for-sales securities to:
Interest income	—	(10)	—

	(249)	(499)	(618)
Income tax benefit	87	175	216

Total reclassifications	$(162)	$(324)	$(402)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

11. Stockholders' Equity (Continued)

Income Tax Allocated to the Components of Other Comprehensive Income (Loss)

        The income tax effects of the components of other comprehensive income (loss) were as follows (in thousands):

	Year ended
Income tax (expense) benefit on:	December 31, 2016	January 2, 2016	January 3, 2015
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	$63	$149	$(387)
Reclassification for losses included in net income	—	(4)	—
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(513)	255	279
Reclassification for losses included in net income	(87)	(171)	(216)

	$(537)	$229	$(324)

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

2009 Stock Incentive Plan

        Under the 2009 Plan, the following may be granted: stock options, stock appreciation rights, performance shares, performance stock units, restricted stock units (RSUs), restricted stock awards (RSAs), performance-based awards and other awards (collectively, all such grants are referred to as "awards"). The amendment of the shares of common stock reserved for issuance in the 2009 Plan created two share pools—Prior Pool and New Pool. Awards of stock options and stock appreciation rights each deduct one share from the 2009 Plan shares available for issuance for each share granted, and full value awards (awards other than for which the participant is required to pay at least the fair market value of the underlying shares on the date of grant) deduct 1.55 shares from the 2009 Plan shares available for issuance for each share granted under the Prior Pool. Awards of stock options, stock appreciation rights, and full value awards each deduct one share from the 2009 Plan shares available for issuance for each share granted under the New Pool. Awards granted under the 2009 Plan generally contain vesting provisions ranging from three to four years. The exercise price of stock options offered under the 2009 Plan may not be less than 100% of the fair market value of a share of our common stock on the date of grant. To the extent awards granted under the 2009 Plan terminate, expire or lapse for any reason, or are settled in cash, shares subject to such awards will again be available for grant.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

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

Stock Grants and Modifications

        The Company granted to its employees 1.3 million, 0.9 million and 0.8 million shares of full value awards and 0.2 million, 0.0 million, and 0.0 million stock options from the 2009 Plan during fiscal 2016, 2015 and 2014, respectively.

        The Company recorded $0.9 million and $2.3 million in selling, general and administrative expense during fiscal 2016 and 2015, respectively, in connection with the modifications of certain equity awards. The modifications were pursuant to three employee terminations in fiscal 2016 and two employee terminations in fiscal 2015. There were no other significant modifications made to any stock grants during fiscal 2016, 2015 or 2014.

        Included in the full value awards granted under the 2009 Plan in fiscal 2016, 2015 and 2014 were a total of 65 thousand, 89 thousand and 76 thousand market-based stock awards, respectively. The awards, also known as MSUs, provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. The performance criteria of the MSUs measure the difference between the total stockholders' return of the Company against that of the Philadelphia Semiconductor Sector Total Return Index.

        Also included in the full value awards granted under the 2009 Plan during fiscal 2016 were 65 thousand performance-based stock awards. The awards, also known as PSUs, provide for the rights to acquire a number of shares of common stock for no cash consideration based upon the achievement of specified revenue objectives during the year. The requisite service period for these PSUs is approximately three years from the date of grant.

2009 Employee Stock Purchase Plan

        The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (the "423(b) Plan"), or (ii) purchase rights

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

12. Stock-Based Compensation (Continued)

granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the "Non-423(b) Plan"). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company's common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2016, 2015 and 2014, the Company issued 224 thousand, 210 thousand and 204 thousand shares, respectively, under the 2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted in fiscal 2016 under the 2009 Purchase Plan was $13.43 per share.

Accounting for Stock-Based Compensation

        Stock-based compensation costs are based on the fair values on the date of grant for stock awards and stock options and on the date of enrollment for the employee stock purchase plans. The fair values of stock awards (such as RSUs, PSUs and RSAs) are estimated based on their intrinsic values. The fair values of MSUs are estimated using a Monte Carlo simulation. The fair values of stock options and employee stock purchase plans are estimated using the Black-Scholes option-pricing model.

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

        The fair values of stock options and RSUs are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The fair values of RSAs are fully expensed in the period of grant, when shares are immediately issued with no vesting restrictions. The fair values of MSUs are amortized as compensation expense on a straight-line basis over the performance and service periods of the grants. The fair values of PSUs are amortized as compensation expense on a straight-line basis over the performance period when the performance is probable of achievement, and over the remaining service periods thereafter. Compensation expense recognized is shown in the operating activities section of the Consolidated Statements of Cash Flows.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

12. Stock-Based Compensation (Continued)

        The fair values estimated from the Black-Scholes option-pricing model for ESPP and stock options granted were calculated using the following assumptions:

	Year Ended
Employee Stock Purchase Plan	December 31, 2016	January 2, 2016	January 3, 2015
Expected volatility	30%	31%	28%
Risk-free interest rate %	0.6%	0.2%	0.2%
Expected term (in months)	15	8	15
Dividend yield	—	—	—

	Year Ended
Stock Options	December 31, 2016	January 2, 2016	January 3, 2015
Expected volatility	32%	—	—
Risk-free interest rate %	1.3%	—	—
Expected term (in years)	5.4	—	—
Dividend yield	—	—	—

        The fair values estimated from Monte Carlo simulation for MSUs were calculated using the following assumptions:

	Year Ended
MSUs	December 31, 2016	January 2, 2016	January 3, 2015
Expected volatility	30%	31%	33%
Risk-free interest rate %	0.9%	1.0%	0.7%
Expected term (in years)	2.9	2.9	2.8
Dividend yield	—	—	—

        A summary of stock-based compensation activity with respect to fiscal 2016 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 2, 2016	212	$34.64
Granted	173	$40.39
Exercised	(137)	$33.08
Cancelled or expired	(20)	$57.26

Outstanding at December 31, 2016	228	$37.95	7.14	$6,165
Vested at December 31, 2016 and expected to vest	209	$37.74	6.97	$5,708
Exercisable at December 31, 2016	55	$30.31	0.96	$1,908

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

12. Stock-Based Compensation (Continued)

RSAs and RSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 2, 2016	1,554	$—
Granted	1,169	$—
Vested or issued	(871)	$—
Cancelled or forfeited	(163)	$—

Outstanding at December 31, 2016	1,689	$—	1.05	$109,807
Outstanding at December 31, 2016 and expected to vest	1,568	$—	1.05	$101,940

PSUs and MSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at January 2, 2016	250	$—
Granted	131	$—
Cancelled or forfeited	(152)	$—

Outstanding at December 31, 2016	229	$—	1.41	$14,855
Outstanding at December 31, 2016 and expected to vest	184	$—	1.41	$11,928

        The following summarizes the Company's weighted average fair value at the date of grant:

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Per grant of RSAs and RSUs	$40.55	$49.14	$47.93
Per grant of PSUs and MSUs	$32.23	$48.36	$60.08

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Intrinsic value of stock options exercised	$2,560	$6,612	$5,674
Intrinsic value of RSAs and RSUs that vested	$36,502	$45,298	$32,138
Grant date fair value of RSAs and RSUs that vested	$39,853	$41,072	$29,668

        The Company received cash of $2.2 million for the issuance of common stock, net of shares withheld for taxes, during fiscal 2016. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, issuance of RSAs, vesting of RSUs and MSUs, and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

12. Stock-Based Compensation (Continued)

        The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Cost of revenues	$1,070	$960	$775
Research and development	19,573	19,451	18,521
Selling, general and administrative	18,985	22,380	19,771

	39,628	42,791	39,067
Income tax benefit	8,496	9,264	4,024

	$31,132	$33,527	$35,043

        The Company had approximately $52.1 million of total unrecognized compensation costs related to granted stock options and awards as of December 31, 2016 that are expected to be recognized over a weighted-average period of approximately 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

        As of December 31, 2016, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	55
2009 Stock Incentive Plan	1,935
2009 Employee Stock Purchase Plan	447

Total shares reserved	2,437

13. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.4 million, $3.3 million and $3.2 million to the 401(k) Plan during fiscal 2016, 2015 and 2014, respectively.

14. Commitments and Contingencies

Operating Leases

        The Company leases certain facilities under operating lease agreements that expire at various dates through 2025. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

14. Commitments and Contingencies (Continued)

        Rent expense under operating leases was $4.7 million, $4.6 million and $4.2 million and for fiscal 2016, 2015 and 2014, respectively. The minimum annual future rentals under the terms of these leases as of December 31, 2016 are as follows (in thousands):

Fiscal Year
2017	$5,139
2018	3,852
2019	2,700
2020	2,432
2021	2,286
Thereafter	4,638

Total minimum lease payments	$21,047

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

        On January 28, 2014, Cresta Technology also filed a complaint with the United States International Trade Commission ("ITC") alleging infringement of the same patents. On September 29, 2015, the ITC issued its Final Determination, finding that all the patent claims asserted against the Company's products were either invalid or not infringed and that Cresta Technology failed to establish the ITC's domestic industry requirement. The ITC found no violation by the Company and terminated the investigation. On November 30, 2015, Cresta Technology filed an appeal of the ITC decision to the Federal Circuit. On March 8, 2016, pursuant to a stipulated dismissal, the Federal Circuit dismissed Cresta Technology's appeal in its entirety.

        In a parallel process, the Company challenged the validity of the claims of the Cresta Patents asserted in the ITC investigation through a series of Inter-Partes Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. On December 18, 2015, Cresta Technology appealed those adverse decisions to the United States Court of Appeals for the Federal Circuit as to this first USPTO determination. The Federal Circuit summarily affirmed the USPTO's first determination on November 8, 2016 and the mandate issued on December 16, 2016, rendering the USPTO's determination final.

        The USPTO instituted a second set of IPR proceedings against a second set of the remaining claims. On August 11, 2016, the PTAB issued its final written decisions in these proceedings and found all of these remaining claims unpatentable. On October 13, 2016, the patent owner, now known as CF Crespe LLC, filed a notice of appeal with the Federal Circuit seeking to overturn the USPTO's

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

14. Commitments and Contingencies (Continued)

final written decision as to a subset of the claims found unpatentable in this second set of IPR proceedings. That appeal is currently in briefing. No hearing date has been set.

        On March 18, 2016, Cresta Technology filed for chapter 7 bankruptcy in the United States Bankruptcy Court for the Northern District of California.

        On May 13, 2016, the Bankruptcy Court approved an agreement for DBD Credit Funding LLC ("DBD") to buy Cresta Technology's entire IP portfolio and certain related litigation. Following that sale, DBD (through an apparent assignee, CF Crespe LLC) has substituted in the Delaware District Court action, the appeal proceedings at the U.S. Court of Appeals for the Federal Circuit for the first set of IPR proceedings and the USPTO PTAB proceedings for the second set of IPRs replacing Cresta Technology.

        On July 16, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. The Company is seeking a permanent injunction and an award of damages and attorney fees. As a result of the chapter 7 bankruptcy filing by Cresta Technology, these proceedings were stayed. However, as a result of the May 13, 2016 sale order by the Bankruptcy Court, DBD and CF Crespe LLC were ordered to substitute in as Defendant for Cresta Technology. DBD and CF Crespe LLC have appealed the Bankruptcy Court's order in that regard. Subject to that appeal, the Company's patent infringement trial against DBD and CF Crespe LLC is set to begin October 2, 2017.

        As is customary in the semiconductor industry, the Company provides indemnification protection to its customers for intellectual property claims related to the Company's products. The Company has not accrued any material liability on its Consolidated Balance Sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

        The Company intends to continue to vigorously defend against Cresta Technology's (now DBD and CF Crespe LLC's) allegations and to continue to pursue its claims against Cresta and their patents. At this time, the Company cannot predict the outcome of these matters or the resulting financial impact to it, if any.

Other

        The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

15. Related Party Transactions

        In August 2016, Bill Bock, a member of the Company's board of directors, joined the board of directors of Spredfast. Spredfast has been a tenant in one of the buildings at the Company's headquarters in Austin, Texas since May 2013. During fiscal 2016, 2015 and 2014, the Company received payments from Spredfast of $3.2 million, $2.5 million and $1.6 million, respectively, in connection with the leased facilities.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

15. Related Party Transactions (Continued)

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

        Alf-Egil Bogen served on the Company's board of directors from October 17, 2013 to April 21, 2016. Mr. Bogen was chief marketing officer of Energy Micro, until it was acquired by the Company. Mr. Bogen was the beneficial owner of approximately 2% of the Energy Micro equity and accordingly received approximately $0.9 million at closing. In the first quarter of 2015, Mr. Bogen received approximately $0.4 million of the $20.0 million paid for the holdback related to potential indemnification claims and approximately $0.1 million of the $6.3 million paid for the fiscal 2014 earn-out. Under the settlement agreement, Mr. Bogen received approximately $0.3 million of the $16.0 million that was paid for fiscal 2015 through 2018 earn-out. Mr. Bogen had invested approximately $0.8 million in Energy Micro prior to the acquisition.

16. Income Taxes

        Income before income taxes includes the following components (in thousands):

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Domestic	$4,313	$2,249	$38,174
Foreign	60,183	28,014	10,866

	$64,496	$30,263	$49,040

        The provision for income taxes consists of the following (in thousands):

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Current:
Domestic	$2,639	$951	$7,083
International	4,421	3,015	882

Total Current	7,060	3,966	7,965
Deferred:
Domestic	(2,430)	(5,825)	2,352
International	(1,628)	2,536	702

Total Deferred	(4,058)	(3,289)	3,054

Provision for income taxes	$3,002	$677	$11,019

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

16. Income Taxes (Continued)

        The reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate benefit	(27.2)	(30.7)	(3.5)
Research and development tax credits	(4.1)	(5.6)	(8.6)
Release of prior year unrecognized tax benefits	(1.7)	(1.9)	(2.6)
Excess officer compensation	1.4	3.2	2.3
Change in cost-sharing treatment of stock-based compensation	(0.5)	(7.1)	—
Change in prior period valuation allowance	(0.6)	8.8	(1.4)
Other	2.4	0.5	1.3

Effective Tax Rate	4.7%	2.2%	22.5%

        The effective tax rate for fiscal 2016 increased from fiscal 2015 primarily due to fiscal 2015 including a net benefit from a change in the tax accounting treatment of stock-based compensation in a cost-sharing arrangement following a U.S. Tax Court case (Altera). The increase in the effective tax rate was offset by a reduction in the prior period valuation allowance.

        The effective tax rate for fiscal 2015 decreased from fiscal 2014, primarily due to the completion of payments related to a prior year intercompany licensing arrangement as well as the recognition of a net benefit from a change in the tax accounting treatment of stock-based compensation in a cost-sharing arrangement following a U.S. Tax Court case (Altera). The decrease in the effective tax rate during fiscal 2015 was offset by an increase in the prior year valuation allowance related to lower expectations of profitability in jurisdictions where tax attributes exist.

        On July 27, 2015, the U.S. Tax Court (the "Court") issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the Court on December 1, 2015. In its opinion, the Court accepted Altera's position of excluding stock-based compensation from its cost-sharing arrangement and concluded that the related U.S. Treasury Regulations were invalid. In February 2016, the U.S. Internal Revenue Service (the "IRS") appealed the decision to the U.S Court of Appeals for the Ninth Circuit. Although the IRS has appealed the decision, and the U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations, based on the facts and circumstances of the Tax Court Case, the Company believes that it is more likely than not that the Tax Court decision will be upheld and has recognized a benefit in its financial statements of $33.1 million. This change to cost-sharing is expected to increase the Company's cumulative foreign earnings at the time of final resolution of the case. As such, the Company has accrued a deferred tax liability of $31.2 million for the U.S. tax cost of potential repatriation of the associated foreign earnings because at this time, the Company cannot reasonably conclude that it will have the ability and intent to indefinitely reinvest these contingent earnings. The Company will continue to monitor ongoing developments and potential impacts to its Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

16. Income Taxes (Continued)

        The Company's operations in Singapore are subject to reduced tax rates through June 30, 2019, as long as certain conditions are met. The income tax benefit from the reduced Singapore tax rate reflected in earnings was approximately $7.7 million (representing $0.18 per diluted share) in fiscal 2016, approximately $14.4 million (representing $0.34 per diluted share) in fiscal 2015 and approximately $2.0 million (representing $0.05 per diluted share) in fiscal 2014.

        At the end of fiscal 2016, undistributed earnings of the Company's foreign subsidiaries of approximately $361.4 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for U.S. federal and state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

Deferred Income Taxes

        Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of the Company's deferred taxes as of December 31, 2016 and January 2, 2016 are as follows (in thousands):

	December 31, 2016	January 2, 2016
Deferred tax assets:
Net operating loss carryforwards	$21,187	$25,869
Research and development tax credit carryforwards	15,068	13,335
Stock-based compensation	7,396	8,757
Capitalized research and development	6,802	8,741
Deferred income on shipments to distributors	9,338	7,413
Expected future cost-sharing adjustment	29,719	25,896
Accrued liabilities and other	11,321	8,619

	100,831	98,630
Less: Valuation allowance	(12,361)	(10,264)

	88,470	88,366
Deferred tax liabilities:
Acquired intangible assets	25,785	33,020
Depreciation and amortization	2,939	2,349
Unremitted foreign earnings for expected future cost-sharing adjustment	31,165	27,495
Prepaid expenses and other	3,069	1,991

	62,958	64,855

Net deferred tax assets	$25,512	$23,511

        As of December 31, 2016, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $44.5 million and $1.9 million, respectively, as a result of the Silicon Clocks, Spectra Linear and Ember acquisitions. These carryforwards expire in fiscal years 2021 through 2032. Recognition of these loss and credit carryforwards is subject to an annual

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

16. Income Taxes (Continued)

limit, which may cause them to expire before they are used. Additionally, as of December 31, 2016, the Company had generated $7.4 million of federal research and development tax credit carryforwards. These carryforwards will begin expiring in 2036.

        As of December 31, 2016, the Company had foreign net operating loss carryforwards of approximately $13.2 million as a result of the Energy Micro acquisition. These loss carryforwards do not expire and recognition is not subject to an annual limit.

        The Company also had state loss and research and development tax credit carryforwards of approximately $49.1 million and $13.1 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates, Silicon Clocks, Spectra Linear and Ember acquisitions. Certain of these carryforwards expire in fiscal years 2017 through 2033, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. As of December 31, 2016, the Company maintains a valuation allowance with respect to certain deferred tax assets relating primarily to U.S. federal and state research and development tax credit carryforwards.

Uncertain Tax Positions

        The following table summarizes the activity related to gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Beginning balance	$3,610	$3,929	$4,998
Additions based on tax positions related to current year	439	432	465
Additions based on tax positions related to prior years	99	—	58
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1,094)	(751)	(1,592)

Ending balance	$3,054	$3,610	$3,929

        As of December 31, 2016, January 2, 2016 and January 3, 2015, the Company had gross unrecognized tax benefits of $3.0 million, $3.6 million and $3.9 million, respectively, of which $2.2 million, $3.2 million and $4.0 million, respectively, would affect the effective tax rate if recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for fiscal years 2016, 2015 and 2014.

        Tax years 2012 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

16. Income Taxes (Continued)

        Although the timing of resolution, settlement and closures of audits is not certain, the Company does not expect the gross unrecognized tax benefits to materially change in the next 12 months.

17. Segment Information

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

        The Company groups its products into four categories, based on the markets and applications in which its ICs may be used. The following summarizes the Company's revenue by product category (in thousands):

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Internet of Things	$314,614	$262,329	$209,005
Broadcast	157,746	161,787	204,256
Infrastructure	147,677	121,974	108,123
Access	77,589	98,736	99,320

Total	$697,626	$644,826	$620,704

        Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
United States	$94,583	$96,959	$89,935
China	291,974	281,306	271,818
Rest of world	311,069	266,561	258,951

Total	$697,626	$644,826	$620,704

        The following summarizes the Company's property and equipment, net by geographic area (in thousands):

	December 31, 2016	January 2, 2016
United States	$124,163	$126,404
Rest of world	5,396	4,728

Total	$129,559	$131,132

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 31, 2016 (Continued)

18. Subsequent Event

Acquisition

        On January 20, 2017, the Company acquired Zentri, Inc., a private company. Zentri is an innovator in low-power, cloud-connected Wi-Fi technologies for the IoT. The Company acquired Zentri for: 1) initial cash consideration of $15.5 million adjusted for an amount equal to: a) certain Zentri liabilities as of the closing date, b) Zentri transaction expenses, and c) the aggregate exercise price of all vested options for which the per common share closing consideration exceeds the per share exercise price for such vested options, and 2) potential additional consideration of up to approximately $10.0 million payable based on fiscal 2017 revenue from certain Zentri products.

        The Company will record the purchase of Zentri using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Zentri's operations will be included in the Company's consolidated results of operations beginning on the date of the acquisition.

        The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed. The Company expects to complete its initial purchase price allocation in the first quarter of fiscal 2017.

Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2016 and 2015 is as follows. All quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$182,610	$178,083	$174,908	$162,025
Gross margin	109,476	108,203	108,294	95,531
Operating income	20,083	21,732	17,614	6,848
Net income	$20,109	$20,018	$15,559	$5,808
Earnings per share:
Basic	$0.48	$0.48	$0.37	$0.14
Diluted	$0.47	$0.47	$0.37	$0.14

	Fiscal 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$160,071	$156,194	$164,856	$163,705
Gross margin	93,538	93,435	97,428	96,369
Operating income	4,796	11,223	9,003	7,212
Net income	$5,658	$9,975	$7,575	$6,378
Earnings per share:
Basic	$0.14	$0.24	$0.18	$0.15
Diluted	$0.13	$0.23	$0.17	$0.15