Form 10-Q
period 2017-04-01
SILICON LABORATORIES INC
filed 2017-04-26
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 18, 2017, 42,358,718 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$225,399	$141,106
Short-term investments	396,327	153,961
Accounts receivable, net	75,852	74,401
Inventories	61,308	59,578
Prepaid expenses and other current assets	54,360	61,805
Total current assets	813,246	490,851
Long-term investments	5,257	5,196
Property and equipment, net	130,635	129,559
Goodwill	288,629	276,130
Other intangible assets, net	103,638	103,565
Other assets, net	58,021	76,543
Total assets	$1,399,426	$1,081,844

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,781	$39,577
Accrued expenses	47,416	50,100
Deferred income on shipments to distributors	49,700	45,568
Income taxes	4,396	4,450
Total current liabilities	145,293	139,695
Long-term debt	—	72,500
Convertible debt	332,502	—
Other non-current liabilities	42,797	42,691
Total liabilities	520,592	254,886
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 42,348 and 41,889 shares issued and outstanding at April 1, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	59,714	24,463
Retained earnings	819,641	801,999
Accumulated other comprehensive income (loss)	(525)	492
Total stockholders’ equity	878,834	826,958
Total liabilities and stockholders’ equity	$1,399,426	$1,081,844

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenues	$179,028	$162,025
Cost of revenues	73,867	66,494
Gross margin	105,161	95,531
Operating expenses:
Research and development	52,324	49,046
Selling, general and administrative	40,155	39,637
Operating expenses	92,479	88,683
Operating income	12,682	6,848
Other income (expense):
Interest income	696	271
Interest expense	198	(655)
Other, net	(120)	(391)
Income before income taxes	13,456	6,073
Provision (benefit) for income taxes	(1,970)	265

Net income	$15,426	$5,808

Earnings per share:
Basic	$0.37	$0.14
Diluted	$0.36	$0.14

Weighted-average common shares outstanding:
Basic	42,096	41,629
Diluted	43,030	42,199

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$15,426	$5,808

Other comprehensive loss, before tax:
Net changes to available-for-sale securities:
Unrealized gain (losses) arising during the period	245	(251)

Net changes to cash flow hedges:
Unrealized losses arising during the period	—	(286)
Reclassification for (gains) losses included in net income	(1,808)	66

Other comprehensive loss, before tax	(1,563)	(471)

Benefit from income taxes	(546)	(165)

Other comprehensive loss	(1,017)	(306)

Comprehensive income	$14,409	$5,502

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
Operating Activities
Net income	$15,426	$5,808
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	3,596	3,310
Amortization of other intangible assets and other assets	6,752	7,980
Amortization of debt discount and debt issuance costs	869	—
Stock-based compensation expense	10,486	10,344
Income tax benefit (shortfall) from stock-based awards	—	(1,025)
Excess income tax benefit from stock-based awards	—	(6)
Deferred income taxes	(4,059)	(38)
Changes in operating assets and liabilities:
Accounts receivable	(1,252)	(990)
Inventories	(1,636)	4,580
Prepaid expenses and other assets	6,708	9,159
Accounts payable	5,565	1,559
Accrued expenses	(3,889)	6,260
Deferred income on shipments to distributors	4,038	5,558
Income taxes	945	494
Other non-current liabilities	(1,536)	(10,584)
Net cash provided by operating activities	42,013	42,409

Investing Activities
Purchases of available-for-sale investments	(267,777)	(44,547)
Sales and maturities of available-for-sale investments	25,595	46,654
Purchases of property and equipment	(4,543)	(2,303)
Purchases of other assets	(1,446)	(1,107)
Acquisition of business, net of cash acquired	(13,658)	—
Net cash used in investing activities	(261,829)	(1,303)

Financing Activities
Proceeds from issuance of long-term debt, net	390,000	—
Payments on debt	(72,500)	(2,500)
Repurchases of common stock	—	(18,484)
Payment of taxes withheld for vested stock awards	(13,553)	(7,517)
Proceeds from the issuance of common stock	162	—
Net cash provided by (used in) financing activities	304,109	(28,501)

Increase in cash and cash equivalents	84,293	12,605
Cash and cash equivalents at beginning of period	141,106	114,085
Cash and cash equivalents at end of period	$225,399	$126,690

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 1, 2017 and December 31, 2016, the condensed consolidated results of its operations for the three months ended April 1, 2017 and April 2, 2016, the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 1, 2017 and April 2, 2016, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and April 2, 2016. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended April 1, 2017 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 1, 2017.

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2017 will have 52 weeks and fiscal 2016 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). This ASU amends the disclosure requirements for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ASU No. 2016-02, Leases (Topic 842) and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. This ASU was effective upon issuance. The adoption did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company early adopted this ASU on January 1, 2017. The adoption did not have a material impact on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of this ASU, but anticipates that the adoption will not have a material impact on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of this ASU, but anticipates that the adoption will not have a material impact on its financial statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this ASU on January 1, 2017. Amendments related to the classification of excess tax benefits on the statement of cash flows were applied prospectively. Prior periods have not been adjusted. In connection with its adoption of ASU 2016-09, the Company recorded excess tax benefits of $3.3 million in the three months ended April 1, 2017. The adoption had no other material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of this ASU, but anticipates that the adoption will not have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, Compensation—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). Under the new standard, the Company expects the timing of revenue recognition from sales to distributors to be accelerated. The Company will recognize revenue at the time of sale to the distributor, net of the impact of estimated price adjustments and rights of return. The Company currently anticipates adopting this standard using the modified retrospective method. Under this method, incremental disclosures will be provided to present each financial statement line item for fiscal 2018 under the prior standard. The Company has completed an initial assessment of the new standard and is continuing to evaluate the effect that the adoption will have on its financial statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	April 1, 2017	April 2, 2016
Net income	$15,426	$5,808

Shares used in computing basic earnings per share	42,096	41,629

Effect of dilutive securities:
Stock options and other stock-based awards	934	570
Shares used in computing diluted earnings per share	43,030	42,199

Earnings per share:
Basic	$0.37	$0.14
Diluted	$0.36	$0.14

For the three months ended April 1, 2017 and April 2, 2016, approximately 0.3 million and 0.8 million shares, respectively, consisting of restricted stock awards (RSUs), market stock awards (MSUs) and stock options, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess will be included in the denominator for the computation of diluted earnings per share using the treasury stock method. As of April 1, 2017, no such shares were included in the denominator for the calculation of diluted earnings per share.

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

	Fair Value Measurements at April 1, 2017 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$85,090	$—	$—	$85,090
Certificates of deposit	—	32,183	—	32,183
Commercial paper	—	30,582	—	30,582
Municipal bonds	—	6,034	—	6,034
Corporate bonds	—	1,498	—	1,498
Total cash equivalents	$85,090	$70,297	$—	$155,387

Short-term investments:
Variable-rate demand notes	$—	$117,770	$—	$117,770
Corporate bonds	—	108,828	—	108,828
Municipal bonds	—	78,555	—	78,555
U.S. government bonds	50,437	—	—	50,437
Asset-backed securities	—	25,519	—	25,519
Agency bonds	—	7,482	—	7,482
Commercial paper	—	6,239	—	6,239
International government bonds	—	1,497	—	1,497
Total short-term investments	$50,437	$345,890	$—	$396,327

Long-term investments:
Auction rate securities	$—	$—	$5,257	$5,257
Total long-term investments	$—	$—	$5,257	$5,257

Total	$135,527	$416,187	$5,257	$556,971

Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$3,829	$3,829
Total	$—	$—	$3,829	$3,829

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

The Company’s contingent consideration is valued using a probability weighted discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for the outcome if the milestone goal is achieved, the probability of achieving each outcome and discount rates.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Available-for-sale investments

The Company’s investments typically have original maturities greater than ninety days as of the date of purchase. Investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at April 1, 2017 (in thousands):

	Cost	Fair Value
Due in one year or less	$291,314	$291,287
Due after one year through ten years	149,197	149,157
Due after ten years	117,270	116,527
	$557,781	$556,971

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of April 1, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$45,299	$(145)	$—	$—	$45,299	$(145)
Municipal bonds	38,781	(42)	—	—	38,781	(42)
U.S. government bonds	28,251	(23)	—	—	28,251	(23)
Asset-backed securities	17,478	(22)	—	—	17,478	(22)
Auction rate securities	—	—	5,257	(742)	5,257	(742)
Agency bonds	3,498	(1)	—	—	3,498	(1)
International government bonds	1,497	(2)	—	—	1,497	(2)
	$134,804	$(235)	$5,257	$(742)	$140,061	$(977)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$69,379	$(140)	$—	$—	$69,379	$(140)
Corporate bonds	18,561	(128)	—	—	18,561	(128)
U.S. government bonds	10,364	(16)	—	—	10,364	(16)
Auction rate securities	—	—	5,196	(804)	5,196	(804)
Asset-backed securities	3,176	(4)	—	—	3,176	(4)
	$101,480	$(288)	$5,196	$(804)	$106,676	$(1,092)

The gross unrealized losses as of April 1, 2017 and December 31, 2016 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046 at April 1, 2017. The Company is unable to predict if these funds will become available before their maturity date.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of April 1, 2017.

At April 1, 2017 and December 31, 2016, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at April 1, 2017 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,257	Discounted cash flow	Estimated yield	0.9%

		Expected holding period	10 years

		Estimated discount rate	3.56%

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

Contingent consideration

Fair Value at April 1, 2017 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$3,829	Discounted cash flow	Expected term	9 months

		Estimated discount rate	12.0%

The Company has followed an established internal control procedure used in valuing contingent consideration. The valuation of contingent consideration for the Zentri acquisition is based on a discounted cash flow model. The fair value of this valuation is estimated on a quarterly basis through a collaborative effort by the Company’s sales, marketing and finance departments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Significant changes in any of the unobservable inputs used in the fair value measurement of contingent consideration in isolation could result in a significantly lower or higher fair value. A change in projected revenue would be accompanied by a directionally similar change in fair value.

The following summarizes the activity in Level 3 financial instruments for the three months ended April 1, 2017 (in thousands):

Assets

Auction Rate Securities	Three Months Ended
Beginning balance	$5,196
Gain included in other comprehensive loss	61
Balance at April 1, 2017	$5,257

Liabilities

Contingent Consideration (1)	Three Months Ended
Beginning balance	$—
Issues	3,829
Balance at April 1, 2017	$3,829

(1)         In connection with the acquisition of Zentri, the Company recorded contingent consideration based upon the expected achievement of a milestone goal. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation model are recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The Company’s convertible senior notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. The fair value of the convertible senior notes at April 1, 2017 was $426.3 million. The Company’s prior debt under the Credit Facility bore interest at the Eurodollar rate plus an applicable margin. Fair value was estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of April 1, 2017 and December 31, 2016, the fair value of the Company’s debt under the Credit Facility was approximately $0.0 and $72.5 million, respectively.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Interest Rate Swaps

The Company is exposed to interest rate fluctuations in the normal course of its business, including through its Credit Facility. The interest payments on the facility are calculated using a variable-rate of interest. The Company entered into an interest rate swap agreement with an original notional value of $72.5 million and, effectively, converted the Eurodollar portion of the variable-rate interest payments to fixed-rate interest payments through July 2020. The Company terminated the swap agreement on March 6, 2017 in connection with the payoff of its Credit Facility.

The Company’s interest rate swap agreement was designated and qualified as a cash flow hedge. The effective portion of the gain or loss on the interest rate swap was recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity and was subsequently recognized as interest expense in the Consolidated Statement of Income when the hedged exposure affected earnings. The termination of the swap agreement resulted in the reclassification of $1.8 million of unrealized gains that were previously recorded in accumulated other comprehensive income (loss) into earnings during the three months ended April 1, 2017. The Company did not discontinue any other cash flow hedges in any of the periods presented.

The Company’s derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	April 1, 2017	December 31, 2016
Interest rate swap	Other assets, net	$—	$1,808

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Loss	Three Months Ended
	April 1, 2017	April 2, 2016	Reclassified into Income	April 1, 2017	April 2, 2016
Interest rate swaps	$—	$(286)	Interest expense	$1,808	$(66)

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

As of April 1, 2017 and April 2, 2016, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $4.0 million and $4.8 million, respectively. The fair value of the contracts was not material as of April 1, 2017 or April 2, 2016. The contract held as of April 1, 2017 has a maturity date of June 28, 2017 and it was not designated as a hedging instrument.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
Gain (Loss) Recognized in Income	April 1, 2017	April 2, 2016	Location
Foreign currency forward contracts	$(94)	$(300)	Other, net

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	April 1, 2017	December 31, 2016
Work in progress	$42,493	$40,755
Finished goods	18,815	18,823
	$61,308	$59,578

6. Acquisitions

Zentri

On January 20, 2017, the Company acquired Zentri, Inc., a private company. Zentri is an innovator in low-power, cloud-connected Wi-Fi® technologies for the Internet of Things (IoT). The Company acquired Zentri for approximately $18.1 million, including initial cash consideration of approximately $14.3 million, and potential additional consideration with an estimated fair value of approximately $3.8 million at the date of acquisition. The amount of potential additional consideration is up to approximately $10.0 million based on fiscal 2017 revenue from certain Zentri products.

The purchase price was allocated as follows: intangible assets—$6.7 million; goodwill—$12.5 million; and other net liabilities—$1.1 million. The goodwill is not deductible for tax purposes. The allocation of the purchase price is preliminary and subject to change, primarily for the valuation of certain assets and accruals and the finalization of income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported.

7.  Debt

1.375% Convertible Senior Notes

On March 6, 2017, the Company completed a private offering of $400 million principal amount convertible senior notes (the “Notes”). The Notes bear interest semi-annually at a rate of 1.375% per year and will mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date. The Company used $72.5 million of the proceeds to pay off the remaining balance of its Amended Credit Agreement.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Notes are convertible at an initial conversion rate of 10.7744 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to a conversion price of approximately $92.81 per share. The conversion rate is subject to adjustment under certain circumstances. Holders may convert the Notes under the following circumstances: during any calendar quarter after the calendar quarter ending on June 30, 2017 if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes; during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the Notes are called for redemption; or at any time after December 1, 2021. The Company may redeem all or any portion of the Notes, at its option, on or after March 6, 2020, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. Upon conversion, the Notes may be settled in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election.

The principal balance of the Notes was separated into liability and equity components, and was recorded initially at fair value. The excess of the principal amount of the liability component over its carrying amount represents the debt discount, which is amortized to interest expense over the term of the Notes using the effective interest method. The carrying amount of the liability component was estimated by discounting the contractual cash flows of similar non-convertible debt at an appropriate market rate at the date of issuance.

The Company incurred debt issuance costs of approximately $10.6 million, which was allocated to the liability and equity components in proportion to the allocation of the proceeds. The costs allocated to the liability component are being amortized as interest expense over the term of the Notes using the effective interest method.

The carrying amount of the Notes consisted of the following (in thousands):

April 1, 2017
Liability component
Principal	$400,000
Unamortized debt discount	(58,561)
Unamortized debt issuance costs	(8,937)
Net carrying amount	$332,502

Equity component
Net carrying amount	$57,718

The liability component of the Notes is recorded in long-term debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of April 1, 2017, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.9 years.

Interest expense related to the Notes was comprised of the following (in thousands):

Three Months Ended
April 1, 2017
Contractual interest expense	$382
Amortization of debt discount	754
Amortization of debt issuance costs	115
$1,251

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Amended Credit Agreement

On July 31, 2012, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a $230 million five-year Credit Agreement (the “Credit Agreement”), which consisted of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility. On July 24, 2015, the Company and the Guarantors amended the Credit Agreement (the “Amended Credit Agreement”) in order to, among other things, increase the borrowing capacity under the Revolving Credit Facility to $300 million (the “Credit Facility”), eliminate the Term Loan Facility and extend the maturity date to five years from the closing date. On July 24, 2015, the Company borrowed $82.5 million under the Amended Credit Agreement and paid off the remaining balance of its Term Loan Facility. In connection with the Company’s offering of the Notes, it entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”) and paid off the remaining balance of $72.5 million.

The Second Amended Credit Agreement retained the key terms and provisions of the first Amended Credit Agreement, including a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company also has an option to increase the size of the borrowing capacity by up to an aggregate of $200 million in additional commitments, subject to certain conditions.

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

The Second Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of April 1, 2017, the Company was in compliance with all covenants of the Second Amended Credit Agreement. The Company’s obligations under the Second Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

8. Stockholders’ Equity

Common Stock

The Company issued 0.5 million shares of common stock during the three months ended April 1, 2017.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
January 2017	December 2017	$100,000
August 2015	December 2016	$100,000

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company did not repurchase any shares of its common stock during the three months ended April 1, 2017. The Company repurchased 0.4 million shares of its common stock for $18.5 million during the three months ended April 2, 2016. These shares were retired upon repurchase.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	Unrealized Gain on Cash Flow Hedge	Net Unrealized Losses on Available-For-Sale Securities	Total
Balance at December 31, 2016	$1,175	$(683)	$492

Other comprehensive income (loss) before reclassifications	—	158	158
Amount reclassified from accumulated other comprehensive income (loss)	(1,175)	—	(1,175)
Net change for the period	(1,175)	158	(1,017)

Balance at April 1, 2017	$—	$(525)	$(525)

Reclassifications From Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
Reclassification	April 1, 2017	April 2, 2016
Gains (losses) on cash flow hedges to:
Interest expense	$1,808	$(66)

Income tax benefit	(633)	23

Total reclassifications	$1,175	$(43)

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

Stock-based compensation costs are based on the fair values on the date of grant for stock awards and stock options and on the date of enrollment for the employee stock purchase plans. The fair values of stock awards (such as RSUs, performance stock units (PSUs) and restricted stock awards (RSAs)) are estimated based on their intrinsic values. The fair values of MSUs are estimated using a Monte Carlo simulation. The fair values of stock options and employee stock purchase plans are estimated using the Black-Scholes option-pricing model.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	April 1, 2017	April 2, 2016
Cost of revenues	$258	$266
Research and development	5,246	4,910
Selling, general and administrative	4,982	5,168
	10,486	10,344
Income tax benefit	5,282	2,236
	$5,204	$8,108

The increase in income tax benefit in the three months ended April 1, 2017 was primarily due to the recognition of excess tax benefits in connection with the Company’s adoption of ASU 2016-09. The Company had approximately $88.8 million of total unrecognized compensation costs related to granted stock options and awards as of April 1, 2017 that are expected to be recognized over a weighted-average period of approximately 2.5 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

The Company challenged the validity of the claims of the Cresta Patents through a series of Inter-Partes Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. The Federal Circuit summarily affirmed the USPTO’s first determination on November 8, 2016 and the mandate issued on December 16, 2016, rendering the USPTO’s determination final.

On August 11, 2016, the PTAB issued its final written decisions in proceedings against a second set of claims in the Cresta Patents and found these claims unpatentable. On October 13, 2016, the patent owner, now known as CF Crespe LLC, filed a notice of appeal with the Federal Circuit. That appeal is currently pending. No hearing date has been set.

On March 18, 2016, Cresta Technology filed for chapter 7 bankruptcy in the United States Bankruptcy Court for the Northern District of California.

On May 13, 2016, the Bankruptcy Court approved an agreement for DBD Credit Funding LLC (“DBD”) to buy Cresta Technology’s entire IP portfolio and certain related litigation. Following that sale, DBD (through an apparent assignee, CF Crespe LLC) has substituted in the Delaware District Court action and the appeal proceedings at the U.S. Court of Appeals for the Federal Circuit for the second set of IPRs.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

On July 16, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. The Company is seeking a permanent injunction and an award of damages and attorney fees. As a result of the chapter 7 bankruptcy filing by Cresta Technology, these proceedings were stayed. However, as a result of the May 13, 2016 sale order by the Bankruptcy Court, DBD and CF Crespe LLC were ordered to substitute in as Defendant for Cresta Technology. DBD and CF Crespe LLC have appealed the Bankruptcy Court’s order in that regard. Subject to that appeal, the Company’s patent infringement trial against DBD and CF Crespe LLC is set to begin October 2, 2017.

As is customary in the semiconductor industry, the Company provides indemnification protection to its customers for intellectual property claims related to the Company’s products. The Company has not accrued any material liability on its Consolidated Balance Sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

The Company intends to continue to vigorously defend against Cresta Technology’s (now DBD and CF Crespe LLC’s) allegations and to continue to pursue its claims against DBD and CF Crespe LLC and their patents. At this time, the Company cannot predict the outcome of these matters or the resulting financial impact to it, if any.

Other

The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

11. Related Party Transactions

In August 2016, Bill Bock, a member of the Company’s board of directors, joined the board of directors of Spredfast. Spredfast has been a tenant in one of the buildings at the Company’s headquarters in Austin, Texas since May 2013. During the three months ended April 1, 2017 and April 2, 2016, the Company received payments from Spredfast of $0.9 million and $0.8 million, respectively, in connection with the leased facilities.

12. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $(2.0) million and $0.3 million for the three months ended April 1, 2017 and April 2, 2016, resulting in effective tax rates of (14.6)% and 4.4%, respectively. The effective tax rate for the three months ended April 1, 2017 decreased from the prior period primarily due to excess tax benefits from stock-based compensation from the adoption of ASU 2016-09 offset by a decrease in the foreign tax rate benefit.

On July 27, 2015, the U.S. Tax Court (the “Court”) issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement.  A final decision was entered by the Court on December 1, 2015.  In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its cost-sharing arrangement and concluded that the related U.S. Treasury Regulations were invalid. In February 2016, the U.S. Internal Revenue Service (the “IRS”) appealed the decision to the U.S Court of Appeals for the Ninth Circuit. Although the IRS has appealed the decision, and the U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations, based on the facts and circumstances of the Tax Court Case, the Company believes that it is more likely than not that the Tax Court decision will be upheld. Therefore, the Company continues to reflect the effects of the decision in its Condensed Consolidated Financial Statements. This change to cost-sharing is expected to increase the Company’s cumulative foreign earnings at the time of final resolution of the case. As such, the Company continues to accrue a deferred tax liability for the U.S. tax cost of potential repatriation of the associated foreign earnings because at this time, the Company cannot reasonably conclude that it will have the ability and intent to indefinitely reinvest these contingent earnings. The overall net impact on the Company’s Condensed Consolidated Financial Statements is not material. The Company will continue to monitor ongoing developments and potential impacts to its Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of April 1, 2017, the Company had gross unrecognized tax benefits of $3.6 million, of which $2.2 million would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes.  These amounts were not material for any of the periods presented.

Tax years 2012 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.9 million in the next 12 months due to the lapse of the statute of limitations applicable to tax deductions and tax credits claimed on prior year tax returns.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2017 will have 52 weeks and fiscal 2016 had 52 weeks. Our first quarter of fiscal 2017 ended April 1, 2017. Our first quarter of fiscal 2016 ended April 2, 2016.

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

Current Period Highlights

Revenues increased $17.0 million in the recent quarter compared to the first quarter of fiscal 2016, primarily due to increased revenues from our IoT and Infrastructure products offset by decreases in revenues from our Access and Broadcast products. Gross margin increased $9.7 million during the same period due primarily to increased product sales. Gross margin as a percent of revenues decreased to 58.7% in the recent quarter compared to 59.0% in the first quarter of fiscal 2016 primarily due to variation in product mix. Operating expenses increased $3.8 million in the recent quarter compared to the first quarter of fiscal 2016 due primarily to increased personnel-related expenses.

We ended the first quarter with $621.7 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $42.0 million during the recent three-month period. Accounts receivable increased to $75.9 million at April 1, 2017 compared to December 31, 2016, representing 38 days sales outstanding (DSO). Inventory increased to $61.3 million at April 1, 2017 compared to December 31, 2016, representing 75 days of inventory (DOI). On March 6, 2017, we completed a private offering of $400 million principal amount convertible senior notes, and used $72.5 million of the proceeds to pay off the remaining balance of our Amended Credit Agreement.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. On January 20, 2017, we acquired Zentri, Inc., an innovator in low-power, cloud-connected Wi-Fi technologies for the IoT. See Note 6, Acquisitions, to the Condensed Consolidated Financial Statements for additional information.

In the first three months of fiscal 2017, we introduced new EFR32 Wireless Gecko SoCs supporting a broad range of multiprotocol, multiband use cases; EFM32® Gecko MCUs offering new security features, large memory options, higher peripheral integration and ultra-low power consumption; and an enhanced Micrium® real-time operating system (RTOS) and new Platform Builder software to accelerate embedded design. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the three months ended April 1, 2017, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors, Edom Technology, Avnet and Arrow Electronics, each represented more than 10% of our revenues during the three months ended April 1, 2017. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the three months ended April 1, 2017.

The percentage of our revenues derived from outside of the United States was 86% during the three months ended April 1, 2017.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Interest Expense.  Interest expense consists of interest on our short and long-term obligations, including our convertible senior notes and credit facility. Interest expense on our convertible senior notes includes contractual interest, amortization of the debt discount and amortization of debt issuance costs.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 1, 2017	April 2, 2016

Revenues	100.0%	100.0%
Cost of revenues	41.3	41.0
Gross margin	58.7	59.0

Operating expenses:
Research and development	29.2	30.3
Selling, general and administrative	22.4	24.5
Operating expenses	51.6	54.8

Operating income	7.1	4.2

Other income (expense):
Interest income	0.4	0.2
Interest expense	0.1	(0.4)
Other, net	(0.1)	(0.2)
Income before income taxes	7.5	3.8
Provision (benefit) for income taxes	(1.1)	0.2
Net income	8.6%	3.6%

Revenues

	Three Months Ended
(in millions)	April 1, 2017	April 2, 2016	Change	% Change
Internet of Things	$87.8	$70.9	$16.9	24.0%
Broadcast	37.3	38.4	(1.1)	(3.0)%
Infrastructure	36.0	31.6	4.4	13.9%
Access	17.9	21.1	(3.2)	(15.3)%
Revenues	$179.0	$162.0	$17.0	10.5%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $16.9 million for our Internet of Things products, due primarily to increases in the market.

•                  Decreased revenues of $1.1 million for Broadcast products, due primarily to decreases in the market for our consumer products.

•                  Increased revenues of $4.4 million for our Infrastructure products, due primarily to increased demand for our products.

•                  Decreased revenues of $3.2 million for our Access products, due primarily to decreased demand for our products and decreases in the market for such products.

Unit volumes of our products increased by 18.7% and average selling prices decreased by 7.2% compared to the three months ended April 2, 2016. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended
(in millions)	April 1, 2017	April 2, 2016	Change
Gross margin	$105.2	$95.5	$9.7
Percent of revenue	58.7%	59.0%	(0.3)%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $10.0 million for our Internet of Things products and $3.2 million for our Infrastructure products, offset by decreases in gross margin of $2.4 million for our Access products and $1.1 million for our Broadcast products. Gross margin increased during the recent period due primarily to increased product sales. Gross margin as a percent of revenues decreased primarily due to variation in product mix.

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

Research and Development

	Three Months Ended
(in millions)	April 1, 2017	April 2, 2016	Change	% Change
Research and development	$52.3	$49.0	$3.3	6.7%
Percent of revenue	29.2%	30.3%

The increase in research and development expense in the recent three month period was primarily due to increases of $3.7 million for personnel-related expenses, including costs associated with increased headcount and acquisitions. The decrease in research and development expense as a percent of revenues in the recent three month period was due to our increased revenues. We expect that research and development expense will remain relatively stable in absolute dollars in the second quarter of fiscal 2017.

Selling, General and Administrative

	Three Months Ended
(in millions)	April 1, 2017	April 2, 2016	Change	% Change
Selling, general and administrative	$40.2	$39.7	$0.5	1.3%
Percent of revenue	22.4%	24.5%

The increase in selling, general and administrative expense in the recent three month period was primarily due to increases of $0.4 million for personnel-related expenses, including costs associated with increased headcount and acquisitions. The decrease in selling, general and administrative expense as a percent of revenues in the recent three month period was due to our increased revenues. We expect that selling, general and administrative expense will decrease in absolute dollars in the second quarter of fiscal 2017.

Interest Income

Interest income for the three months ended April 1, 2017 was $0.7 million compared to $0.3 million for the three months ended April 2, 2016.

Interest Expense

Interest expense for the three months ended April 1, 2017 was $(0.2) million compared to $0.7 million for the three months ended April 2, 2016. The decrease in interest expense in the recent three month period was primarily due to a $2.0 million gain recorded in connection with the termination of our interest rate swap agreement. This decrease was offset in part by increased interest expense of $1.3 million on our convertible debt, including amortization of the debt discount and amortization of the debt issuance costs.

Other, Net

Other, net for the three months ended April 1, 2017 was $(0.1) million compared to $(0.4) million for the three months ended April 2, 2016.

Provision (Benefit) for Income Taxes

	Three Months Ended
(in millions)	April 1, 2017	April 2, 2016	Change
Provision (benefit) for income taxes	$(2.0)	$0.3	$(2.3)
Effective tax rate	(14.6)%	4.4%

The effective tax rate for the three months ended April 1, 2017 decreased from the prior period primarily due to excess tax benefits from stock-based compensation from the adoption of ASU 2016-09 offset by a decrease in the foreign tax rate benefit. See Note 12, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.

The effective tax rates for each of the periods presented differ from the federal statutory tax rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate and other permanent items including nondeductible compensation expenses and research and development tax credits.  Additionally, the effective tax rate for the three month period ended April 1, 2017 differs from the federal statutory tax rate of 35% due to excess tax benefits from stock-based compensation from the adoption of ASU 2016-09.

Business Outlook

The following represents our business outlook for the second quarter of fiscal 2017.

Income Statement Item	Estimate

Revenues	$184 million to $189 million

Gross margin	58.8%

Operating expenses	$92 million

Effective tax rate	11%

Diluted earnings per share	$0.27 to $0.33

Liquidity and Capital Resources

Our principal sources of liquidity as of April 1, 2017 consisted of $621.7 million in cash, cash equivalents and short-term investments, of which approximately $499.8 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of variable-rate demand notes, corporate bonds, money market funds, municipal bonds, U.S. government bonds, commercial paper, certificates of deposit, asset-backed securities, agency bonds and international government bonds. Our long-term investments consisted of auction-rate securities. As of April 1, 2017, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. See Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Operating Activities

Net cash provided by operating activities was $42.0 million during the three months ended April 1, 2017, compared to net cash provided of $42.4 million during the three months ended April 2, 2016. Operating cash flows during the three months ended April 1, 2017 reflect our net income of $15.4 million, adjustments of $17.7 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $8.9 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $75.9 million at April 1, 2017 from $74.4 million at December 31, 2016. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 38 days at April 1, 2017 and 37 days at December 31, 2016.

Inventory increased to $61.3 million at April 1, 2017 from $59.6 million at December 31, 2016. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 75 days at April 1, 2017 and 73 days at December 31, 2016.

Investing Activities

Net cash used in investing activities was $261.8 million during the three months ended April 1, 2017, compared to net cash used of $1.3 million during the three months ended April 2, 2016. The increase in cash outflows was principally due to an increase of $244.3 million in net purchases of marketable securities and a net payment of $13.7 million for the acquisition of Zentri. See Note 6, Acquisitions, to the Condensed Consolidated Financial Statements for additional information.

We anticipate capital expenditures of approximately $18 to $22 million for fiscal 2017. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash provided by financing activities was $304.1 million during the three months ended April 1, 2017, compared to net cash used of $28.5 million during the three months ended April 2, 2016. The increase in cash inflows was principally due to $390.0 million in net proceeds from the issuance of long-term debt and a decrease of $18.5 million for repurchases of our common stock, offset by an increase of $70.0 million in payments on debt. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information. In January 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2017.

Debt

1.375% Convertible Senior Notes

On March 6, 2017, we completed a private offering of $400 million principal amount convertible senior notes (the “Notes”). The Notes bear interest semi-annually at a rate of 1.375% per year and will mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date. We used $72.5 million of the proceeds to pay off the remaining balance of our Amended Credit Agreement.

Amended Credit Agreement

On July 31, 2012, we entered into a $230 million five-year Credit Agreement (the “Credit Agreement”), which consisted of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility. On July 24, 2015, we amended the Credit Agreement (the “Amended Credit Agreement”) in order to, among other things, increase the borrowing capacity under the Revolving Credit Facility to $300 million (the “Credit Facility”), eliminate the Term Loan Facility and extend the maturity date to five years from the closing date. On July 24, 2015, we borrowed $82.5 million under the Amended Credit Agreement and paid off the remaining balance of our Term Loan Facility. In connection with our offering of the Notes, we entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”) and paid off the remaining balance of $72.5 million.

The Second Amended Credit Agreement retains the key terms and provisions of the first Amended Credit Agreement, including a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. We also have an option to increase the size of the borrowing capacity by up to an aggregate of $200 million in additional commitments, subject to certain conditions See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, investments and credit under our Credit Facility are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

Inventory valuation — We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates. In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than 12 months. We also adjust the valuation of inventory when its manufacturing cost exceeds the estimated selling price less costs of completion, disposal and transportation. We assess the potential for any unusual customer returns based on known quality or business issues and write-off inventory losses for scrap or non-saleable material. Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand. The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

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

Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, they could have a material effect on our income tax provision and net income in the period or periods for which that determination is made. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues which may require an extended period of time to resolve and could result in additional assessments of income tax. We believe adequate provisions for income taxes have been made for all periods.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). This ASU amends the disclosure requirements for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ASU No. 2016-02, Leases (Topic 842) and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. This ASU was effective upon issuance. The adoption did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In August 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We early adopted this ASU on January 1, 2017. The adoption did not have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the effect of the adoption of this ASU, but anticipate that the adoption will not have a material impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the effect of the adoption of this ASU, but anticipate that the adoption will not have a material impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. We adopted this ASU on January 1, 2017. Amendments related to the classification of excess tax benefits on the statement of cash flows were applied prospectively. Prior periods have not been adjusted. In connection with our adoption of ASU 2016-09, we recorded excess tax benefits of $3.3 million in the three months ended April 1, 2017. The adoption had no other material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the effect of the adoption of this ASU, but anticipate that the adoption will not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, Compensation—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). Under the new standard, we expect the timing of revenue recognition from sales to distributors to be accelerated. We will recognize revenue at the time of sale to the distributor, net of the impact of estimated price adjustments and rights of return. We currently anticipate adopting this standard using the modified retrospective method. Under this method, incremental disclosures will be provided to present each financial statement line item for fiscal 2018 under the prior standard. We have completed an initial assessment of the new standard and are continuing to evaluate the effect that the adoption will have on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as of April 1, 2017 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of April 1, 2017 would decrease our future annual interest income by approximately $5.6 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of April 1, 2017. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of April 1, 2017, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 1, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended April 1, 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We challenged the validity of the claims of the Cresta Patents through a series of Inter-Partes Review (IPR) proceedings at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). On October 21, 2015, the USPTO issued final written decisions on a first set of reviewed claims finding all of the reviewed claims invalid. The Federal Circuit summarily affirmed the USPTO’s first determination on November 8, 2016 and the mandate issued on December 16, 2016, rendering the USPTO’s determination final.

On August 11, 2016, the PTAB issued its final written decisions in proceedings against a second set of claims in the Cresta Patents and found these claims unpatentable. On October 13, 2016, the patent owner, now known as CF Crespe LLC, filed a notice of appeal with the Federal Circuit. That appeal is currently pending. No hearing date has been set.

On March 18, 2016, Cresta Technology filed for chapter 7 bankruptcy in the United States Bankruptcy Court for the Northern District of California.

On May 13, 2016, the Bankruptcy Court approved an agreement for DBD Credit Funding LLC (“DBD”) to buy Cresta Technology’s entire IP portfolio and certain related litigation. Following that sale, DBD (through an apparent assignee, CF Crespe LLC) has substituted in the Delaware District Court action and the appeal proceedings at the U.S. Court of Appeals for the Federal Circuit for the second set of IPRs.

On July 16, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. We are seeking a permanent injunction and an award of damages and attorney fees. As a result of the chapter 7 bankruptcy filing by Cresta Technology, these proceedings were stayed. However, as a result of the May 13, 2016 sale order by the Bankruptcy Court, DBD and CF Crespe LLC were ordered to substitute in as Defendant for Cresta Technology. DBD and CF Crespe LLC have appealed the Bankruptcy Court’s order in that regard. Subject to that appeal, our patent infringement trial against DBD and CF Crespe LLC is set to begin October 2, 2017.

As is customary in the semiconductor industry, we provide indemnification protection to our customers for intellectual property claims related to our products. We have not accrued any material liability on our Consolidated Balance Sheet related to such indemnification obligations in connection with the Cresta Technology litigation.

We intend to continue to vigorously defend against Cresta Technology’s (now DBD and CF Crespe LLC’s) allegations and to continue to pursue our claims against DBD and CF Crespe LLC and their patents. At this time, we cannot predict the outcome of these matters or the resulting financial impact to us, if any.

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

We cannot provide any assurance that products which we recently have developed or may develop in the future will achieve market acceptance. We have introduced to market or are in development of many products. If our products fail to achieve market acceptance, or if we fail to develop new products on a timely basis that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected. The growth of the IoT market is dependent on the adoption of industry standards to permit devices to connect and communicate with each other. If the industry cannot agree on a common set of standards, then the growth of the IoT market may be slower than expected.

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 1, 2017 was $52.3 million, or 29.2% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended April 1, 2017, 70% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended April 1, 2017, our ten largest customers accounted for 23% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 86% during the three months ended April 1, 2017. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

Our convertible senior notes could adversely affect our operating results and financial condition

Upon conversion, our convertible senior notes may be settled in cash, shares of our common stock or a combination of cash and shares, at our election. We intend to settle the principal amount of the notes in cash. If we do not have adequate cash available, we may not be able to settle the principal amount in cash. In such case, we will be required to settle the principal amount in stock, which would result in immediate, and possibly material, dilution to the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

Following any conclusion that we no longer have the ability to settle the convertible senior notes in cash, we will be required on a going forward basis to change our accounting policy for earnings per share from the treasury stock method to the if-converted method. Earnings per share may be lower under the if-converted method as compared to the treasury stock method.

The principal balance of the convertible senior notes was separated into liability and equity components, which were recorded initially at fair value. The excess of the principal amount of the liability component over its carrying amount represents the debt discount, which is accreted to interest expense over the term of the notes using the effective interest method. Accordingly, we will report higher interest expense because of the recognition of both the debt discount amortization and the notes’ coupon interest.

Our debt could adversely affect our operations and financial condition

We believe we have the ability to service our debt, but our ability to make the required payments thereunder when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and other factors affecting our operations, including risk factors described herein, many of which are beyond our control. Our credit facility also contains covenants, including financial covenants. If we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to any applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.

We could seek to raise additional debt or equity capital in the future, but additional capital may not be available on terms acceptable to us, or at all

We believe that our existing cash, cash equivalents, investments and credit under our credit facility will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, our ability to borrow further under the credit facility is dependent upon our ability to satisfy various conditions, covenants and representations. It is possible that we may need to raise additional funds to finance our activities or to facilitate acquisitions of other businesses, products, intellectual property or technologies. We believe we could raise these funds, if needed, by selling equity or debt securities to the public or to selected investors. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. However, we may not be able to obtain additional funds on favorable terms, or at all. If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.

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

The following table summarizes repurchases of our common stock during the three months ended April 1, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017– January 28, 2017	—	$—	—	$100,000

January 29, 2017– February 25, 2017	—	$—	—	$100,000

February 26, 2017– April 1, 2017	—	$—	—	$100,000
Total	—	$—	—

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

3.2*	Fourth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 27, 2017).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2*

Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2017).

4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2017).

10.1*

Second Amendment to Credit Agreement, dated February 27, 2017, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 27, 2017).

10.2*

Purchase Agreement between Silicon Laboratories Inc. and Goldman, Sachs & Co. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named therein, dated February 28, 2017 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2017).

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

SILICON LABORATORIES INC.

April 26, 2017	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle President and Chief Executive Officer (Principal Executive Officer)

April 26, 2017	/s/ John C. Hollister

Date	John C. Hollister Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)