Form 10-Q
period 2017-07-01
SILICON LABORATORIES INC
filed 2017-07-26
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

As of July 18, 2017, 42,546,889 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$210,615	$141,106
Short-term investments	451,114	153,961
Accounts receivable, net	75,488	74,401
Inventories	67,427	59,578
Prepaid expenses and other current assets	46,862	61,805
Total current assets	851,506	490,851
Long-term investments	5,379	5,196
Property and equipment, net	130,909	129,559
Goodwill	288,629	276,130
Other intangible assets, net	96,819	103,565
Other assets, net	61,085	76,543
Total assets	$1,434,327	$1,081,844

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,989	$39,577
Accrued expenses	50,797	50,100
Deferred income on shipments to distributors	48,914	45,568
Income taxes	3,543	4,450
Total current liabilities	143,243	139,695
Long-term debt	—	72,500
Convertible debt	335,639	—
Other non-current liabilities	43,240	42,691
Total liabilities	522,122	254,886
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 42,539 and 41,889 shares issued and outstanding at July 1, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	76,409	24,463
Retained earnings	836,210	801,999
Accumulated other comprehensive income (loss)	(418)	492
Total stockholders’ equity	912,205	826,958
Total liabilities and stockholders’ equity	$1,434,327	$1,081,844

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	$190,098	$174,908	$369,126	$336,933
Cost of revenues	76,906	66,614	150,773	133,108
Gross margin	113,192	108,294	218,353	203,825
Operating expenses:
Research and development	52,432	51,635	104,756	100,681
Selling, general and administrative	39,826	39,045	79,981	78,682
Operating expenses	92,258	90,680	184,737	179,363
Operating income	20,934	17,614	33,616	24,462
Other income (expense):
Interest income and other, net	1,595	296	2,171	176
Interest expense	(4,699)	(641)	(4,501)	(1,296)
Income before income taxes	17,830	17,269	31,286	23,342
Provision (benefit) for income taxes	1,261	1,710	(709)	1,975

Net income	$16,569	$15,559	$31,995	$21,367

Earnings per share:
Basic	$0.39	$0.37	$0.76	$0.51
Diluted	$0.38	$0.37	$0.74	$0.51

Weighted-average common shares outstanding:
Basic	42,478	41,775	42,287	41,702
Diluted	43,178	42,284	43,104	42,242

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Net income	$16,569	$15,559	$31,995	$21,367

Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	163	198	408	(53)

Net changes to cash flow hedges
Unrealized losses arising during the period	—	(126)	—	(412)
Reclassification for (gains) losses included in net income	—	61	(1,808)	127

Other comprehensive income (loss), before tax	163	133	(1,400)	(338)

Provision (benefit) for income taxes	57	47	(490)	(118)

Other comprehensive income (loss)	106	86	(910)	(220)

Comprehensive income	$16,675	$15,645	$31,085	$21,147

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Operating Activities
Net income	$31,995	$21,367
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	7,308	6,675
Amortization of other intangible assets and other assets	13,571	15,534
Amortization of debt discount and debt issuance costs	3,907	—
Stock-based compensation expense	21,652	20,861
Income tax shortfall from stock-based awards	—	(1,218)
Deferred income taxes	(6,242)	817
Changes in operating assets and liabilities:
Accounts receivable	(887)	1,611
Inventories	(7,737)	(2,888)
Prepaid expenses and other assets	12,539	3,282
Accounts payable	2,363	(1,680)
Accrued expenses	141	4,372
Deferred income on shipments to distributors	3,251	3,773
Income taxes	(127)	(1,338)
Other non-current liabilities	(1,169)	(10,737)
Net cash provided by operating activities	80,565	60,431

Investing Activities
Purchases of available-for-sale investments	(389,234)	(92,222)
Sales and maturities of available-for-sale investments	92,307	78,950
Purchases of property and equipment	(8,390)	(5,146)
Purchases of other assets	(1,784)	(2,215)
Acquisition of business, net of cash acquired	(13,658)	—
Net cash used in investing activities	(320,759)	(20,633)

Financing Activities
Proceeds from issuance of long-term debt, net	389,468	—
Payments on debt	(72,500)	(5,000)
Repurchases of common stock	—	(36,103)
Payment of taxes withheld for vested stock awards	(14,101)	(9,308)
Proceeds from the issuance of common stock	6,836	7,362
Payment of acquisition-related contingent consideration	—	(9,500)
Net cash provided by (used in) financing activities	309,703	(52,549)

Increase (decrease) in cash and cash equivalents	69,509	(12,751)
Cash and cash equivalents at beginning of period	141,106	114,085
Cash and cash equivalents at end of period	$210,615	$101,334

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 1, 2017 and December 31, 2016, the condensed consolidated results of its operations for the three and six months ended July 1, 2017 and July 2, 2016, the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 1, 2017 and July 2, 2016, and the Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and July 2, 2016. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended July 1, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). This ASU amends the disclosure requirements for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ASU No. 2016-02, Leases (Topic 842) and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. This ASU was effective upon issuance. The Company adopted this ASU and added qualitative financial statement disclosures as necessary.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this ASU on January 1, 2017. Amendments related to the classification of excess tax benefits on the statement of cash flows were applied prospectively. Prior periods have not been adjusted. In connection with its adoption of ASU 2016-09, the Company has recorded excess tax benefits of $3.9 million through the six months ended July 1, 2017. The adoption had no other material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the effect that the adoption of this ASU will have on its financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$16,569	$15,559	$31,995	$21,367

Shares used in computing basic earnings per share	42,478	41,775	42,287	41,702

Effect of dilutive securities:
Stock options and other stock-based awards	700	509	817	540
Shares used in computing diluted earnings per share	43,178	42,284	43,104	42,242

Earnings per share:
Basic	$0.39	$0.37	$0.76	$0.51
Diluted	$0.38	$0.37	$0.74	$0.51

For the three months ended July 1, 2017 and July 2, 2016 and the six months ended July 1, 2017 and July 2, 2016, approximately 0.0 million, 0.2 million, 0.0 million and 0.3 million shares, respectively, consisting of restricted stock units (RSUs), market stock units (MSUs) and stock options, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess will be included in the denominator for the computation of diluted earnings per share using the treasury stock method. As of July 1, 2017, no such shares were included in the denominator for the calculation of diluted earnings per share.

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

	Fair Value Measurements at July 1, 2017 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$78,006	$—	$—	$78,006
Corporate debt securities	—	31,827	—	31,827
Government debt securities	—	1,496	—	1,496
Total cash equivalents	$78,006	$33,323	$—	$111,329

Short-term investments:
Government debt securities	$60,769	$215,086	$—	$275,855
Corporate debt securities	—	175,259	—	175,259
Total short-term investments	$60,769	$390,345	$—	$451,114

Long-term investments:
Auction rate securities	$—	$—	$5,379	$5,379
Total long-term investments	$—	$—	$5,379	$5,379

Total	$138,775	$423,668	$5,379	$567,822

Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$3,993	$3,993
Total	$—	$—	$3,993	$3,993

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Fair Value Measurements at December 31, 2016 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$69,432	$—	$—	$69,432
Corporate debt securities	—	7,153	—	7,153
Government debt securities	—	3,904	—	3,904
Total cash equivalents	$69,432	$11,057	$—	$80,489

Short-term investments:
Government debt securities	$12,416	$97,103	$—	$109,519
Corporate debt securities	—	44,442	—	44,442
Total short-term investments	$12,416	$141,545	$—	$153,961

Long-term investments:
Auction rate securities	$—	$—	$5,196	$5,196
Total long-term investments	$—	$—	$5,196	$5,196

Other assets, net:
Derivative instruments	$—	$1,808	$—	$1,808
Total	$—	$1,808	$—	$1,808

Total	$81,848	$154,410	$5,196	$241,454

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Available-for-sale investments

The Company’s investments typically have original maturities greater than ninety days as of the date of purchase. Investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 1, 2017 (in thousands):

	Cost	Fair Value
Due in one year or less	$293,156	$293,132
Due after one year through ten years	179,050	179,051
Due after ten years	96,260	95,639
	$568,466	$567,822

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of July 1, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$110,741	$(97)	$—	$—	$110,741	$(97)
Corporate debt securities	84,486	(124)	—	—	84,486	(124)
Auction rate securities	—	—	5,379	(621)	5,379	(621)
	$195,227	$(221)	$5,379	$(621)	$200,606	$(842)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$79,743	$(156)	$—	$—	$79,743	$(156)
Corporate debt securities	21,737	(132)	—	—	21,737	(132)
Auction rate securities	—	—	5,196	(804)	5,196	(804)
	$101,480	$(288)	$5,196	$(804)	$106,676	$(1,092)

The gross unrealized losses as of July 1, 2017 and December 31, 2016 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046 at July 1, 2017. The Company is unable to predict if these funds will become available before their maturity date.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of July 1, 2017.

At July 1, 2017 and December 31, 2016, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at July 1, 2017 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,379	Discounted cash flow	Estimated yield	0.88%

		Expected holding period	10 years

		Estimated discount rate	3.29%

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

Contingent consideration

Fair Value at July 1, 2017 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$3,993	Discounted cash flow	Expected term	6 months

		Estimated discount rate	12.0%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the activity in Level 3 financial instruments for the three and six months ended July 1, 2017 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Six Months Ended
Beginning balance	$5,257	$5,196
Gain included in other comprehensive income (loss)	122	183
Balance at July 1, 2017	$5,379	$5,379

Liabilities

Contingent Consideration (1)	Three Months Ended	Six Months Ended
Beginning balance	$3,829	$—
Issues	—	3,829
Loss recognized in earnings	164	164
Balance at July 1, 2017	$3,993	$3,993

Net loss for the period included in earnings attributable to contingent consideration held at the end of the period:	$(164)	$(164)

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

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. The fair value of the convertible senior notes at July 1, 2017 was $414.8 million. The Company’s prior debt under the Credit Facility bore interest at the Eurodollar rate plus an applicable margin. Fair value was estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of July 1, 2017 and December 31, 2016, the fair value of the Company’s debt under the Credit Facility was approximately $0.0 and $72.5 million, respectively.

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

The Company’s derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	July 1, 2017	December 31, 2016
Interest rate swap	Other assets, net	$—	$1,808

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Loss	Three Months Ended
	July 1, 2017	July 2, 2016	Reclassified into Income	July 1, 2017	July 2, 2016
Interest rate swaps	$—	$(126)	Interest expense	$—	$(61)

	Six Months Ended			Six Months Ended
	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
Interest rate swaps	$—	$(412)	Interest expense	$1,808	$(127)

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to manage exposure to foreign exchange risk. These instruments are used to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes gains and losses on the foreign currency forward contracts in interest income and other, net in the Consolidated Statement of Income in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability. The Company does not apply hedge accounting to its foreign currency derivative instruments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of July 1, 2017 and July 2, 2016, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $3.6 million and $4.7 million, respectively. The fair value of the contracts was not material as of July 1, 2017 or July 2, 2016. The contract held as of July 1, 2017 has a maturity date of September 28, 2017 and it was not designated as a hedging instrument.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
Gain (Loss) Recognized in Income	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	Location
Foreign currency forward contracts	$(35)	$48	$(129)	$(252)	Interest income and other, net

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	July 1, 2017	December 31, 2016
Work in progress	$47,053	$40,755
Finished goods	20,374	18,823
	$67,427	$59,578

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

The purchase price was allocated as follows: intangible assets—$6.7 million; goodwill—$12.5 million; and other net liabilities—$1.1 million. The goodwill is not deductible for tax purposes. The allocation of the purchase price is preliminary and subject to change, primarily for the finalization of income tax matters. Accordingly, adjustments may be made to the values of the assets acquired and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the valuation date.

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

The carrying amount of the Notes consisted of the following (in thousands):

July 1, 2017
Liability component
Principal	$400,000
Unamortized debt discount	(55,921)
Unamortized debt issuance costs	(8,440)
Net carrying amount	$335,639

Equity component
Net carrying amount	$57,735

The liability component of the Notes is recorded in long-term debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of July 1, 2017, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.7 years.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Interest expense related to the Notes was comprised of the following (in thousands):

	Three Months Ended	Six Months Ended
	July 1, 2017	July 1, 2017
Contractual interest expense	$1,375	$1,757
Amortization of debt discount	2,640	3,395
Amortization of debt issuance costs	398	512
	$4,413	$5,664

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

The Second Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of July 1, 2017, the Company was in compliance with all covenants of the Second Amended Credit Agreement. The Company’s obligations under the Second Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

8. Stockholders’ Equity

Common Stock

The Company issued 0.6 million shares of common stock during the six months ended July 1, 2017.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
January 2017	December 2017	$100,000
August 2015	December 2016	$100,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company did not repurchase any shares of its common stock during the six months ended July 1, 2017. The Company repurchased 0.8 million shares of its common stock for $38.1 million during the six months ended July 2, 2016. These shares were retired upon repurchase.

Reclassifications From Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
Reclassification	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gains (losses) on cash flow hedges to:
Interest expense	$—	$(61)	$1,808	$(127)

Income tax benefit (provision)	—	22	(633)	45

Total reclassifications	$—	$(39)	$1,175	$(82)

9. Stock-Based Compensation

In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”). In the second quarter of fiscal 2017, the stockholders of the Company approved amendments to both the 2009 Plan and the 2009 Purchase Plan. These amendments authorized additional shares of common stock for issuance, to comply with changes in applicable law, improve the Company’s corporate governance and to implement other best practices. The amended plans are currently effective.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of revenues	$264	$269	$522	$535
Research and development	5,503	5,205	10,750	10,114
Selling, general and administrative	5,399	5,044	10,380	10,212
	11,166	10,518	21,652	20,861
Income tax benefit	3,175	2,270	8,457	4,506
	$7,991	$8,248	$13,195	$16,355

The increases in income tax benefit in the three and six months ended July 1, 2017 were primarily due to the recognition of excess tax benefits in connection with the Company’s adoption of ASU 2016-09. The Company had approximately $81.0 million of total unrecognized compensation costs related to granted stock options and awards as of July 1, 2017 that are expected to be recognized over a weighted-average period of approximately 2.3 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

10.  Commitments and Contingencies

Patent Litigation

On January 28, 2014, Cresta Technology Corporation (“Cresta Technology”), a Delaware corporation, filed a lawsuit against the Company (among others) in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the “Cresta Patents”). Cresta Technology declared bankruptcy in 2016. One of its creditors, DBD Credit Funding LLC (“DBD”) and/or CF Crespe LLC (the “Cresta Successors”) claims to have assumed ownership of the Cresta Patents and has substituted in for Cresta Technology in related proceedings.

The Delaware proceedings are currently stayed. In 2014 and 2015, the Company challenged the validity of two sets of claims in the Cresta Patents at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). The PTAB found the first set of reviewed claims to be invalid, a determination that was affirmed by the Federal Circuit Court of Appeals and is now final. The PTAB similarly found the second set of claims to be invalid. An appeal to that second determination is currently pending at the Federal Circuit.

On July 16, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. These California proceedings are currently stayed pending resolution of an order by the Bankruptcy Court to substitute the Cresta Successors as defendants.

The Company intends to continue to vigorously defend the Delaware proceeding and to continue to pursue its claims against the Cresta Successors and their patents. At this time, the Company cannot predict the outcome of these matters or the resulting financial impact to it, if any.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $1.3 million and $1.7 million for the three months ended July 1, 2017 and July 2, 2016, resulting in effective tax rates of 7.1% and 9.9%, respectively. Income tax expense was $(0.7) million and $2.0 million for the six months ended July 1, 2017 and July 2, 2016, resulting in effective tax rates of (2.3)% and 8.5%, respectively. The effective tax rates for both the three and six months ended July 1, 2017 decreased from the prior periods primarily due to excess tax benefits from stock-based compensation from the adoption of ASU 2016-09 and an increase in the realization of the U.S. federal research and development tax credit in the current year. These increases were partially offset by a decrease in the foreign tax rate benefit.

On July 27, 2015, the U.S. Tax Court (the “Court”) issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the Court on December 1, 2015. In its opinion, the Court accepted Altera’s position of excluding stock-based compensation from its cost-sharing arrangement and concluded that the related U.S. Treasury Regulations were invalid. In February 2016, the U.S. Internal Revenue Service (the “IRS”) appealed the decision to the U.S Court of Appeals for the Ninth Circuit. Although the IRS has appealed the decision, and the U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations, based on the facts and circumstances of the Tax Court Case, the Company believes that it is more likely than not that the Tax Court decision will be upheld. Therefore, the Company continues to reflect the effects of the decision in its Condensed Consolidated Financial Statements. This change to cost-sharing is expected to increase the Company’s cumulative foreign earnings at the time of final resolution of the case. As such, the Company continues to accrue a deferred tax liability for the U.S. tax cost of potential repatriation of the associated contingent foreign earnings because at this time, the Company cannot reasonably conclude that it will have the ability and intent to indefinitely reinvest these contingent earnings. The overall net impact on the Company’s Condensed Consolidated Financial Statements is not material. The Company will continue to monitor ongoing developments and potential impacts to its Consolidated Financial Statements.

The Company’s Norwegian subsidiary is currently under examination by the Norwegian Tax Administration (NTA) for income tax matters relating to fiscal years 2013, 2014 and 2015.  While it has not yet received a final assessment from the NTA, in June 2017, the Norwegian subsidiary received a proposed notice of reassessment from the NTA concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction.  The adjustment to 2013 taxable income would result in additional Norwegian tax of approximately $33 million, excluding interest and penalties. The Company disagrees with the NTA’s assessment and intends to defend itself vigorously in this matter. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

The Company believes that it has made adequate payments or accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.

As of July 1, 2017, the Company had gross unrecognized tax benefits of $3.7 million, of which $2.3 million would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. These amounts were not material for any of the periods presented.

Tax years 2012 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction, except Norway.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2017 will have 52 weeks and fiscal 2016 had 52 weeks. Our second quarter of fiscal 2017 ended July 1, 2017. Our second quarter of fiscal 2016 ended July 2, 2016.

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

Current Period Highlights

Revenues increased $15.2 million in the recent quarter compared to the second quarter of fiscal 2016, primarily due to increased revenues from our IoT products offset by decreases in revenues from our Infrastructure, Access and Broadcast products. Infrastructure revenues in the second quarter of fiscal 2016 included $5.0 million from the sale of patents. Gross margin increased $4.9 million during the recent period due primarily to increased product sales. Gross margin as a percent of revenues decreased to 59.5% in the recent quarter compared to 61.9% in the second quarter of fiscal 2016 primarily due to variations in product mix and the sale of patents in the prior period, which had no associated cost of revenues. Operating expenses increased by $1.6 million in the recent quarter compared to the second quarter of fiscal 2016 due primarily to increased personnel-related expenses, offset by decreased expenses for new product introduction costs and amortization of intangible assets.

We ended the second quarter with $661.7 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $80.6 million during the recent six-month period. Accounts receivable was $75.5 million at July 1, 2017, representing 36 days sales outstanding (DSO). Inventory was $67.4 million at July 1, 2017, representing 79 days of inventory (DOI).

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

In the first six months of fiscal 2017, we introduced the Ultra Series™ family of crystal oscillators (XOs) delivering ultra-low jitter performance; EFR32xG13 Wireless Gecko SoCs supporting full Bluetooth® 5 connectivity and more memory options; a USB-to-I2S bridge chip that provides a simple, turnkey solution for transferring digital audio data; new EFR32 Wireless Gecko SoCs supporting a broad range of multiprotocol, multiband use cases; EFM32® Gecko MCUs offering new security features, large memory options, higher peripheral integration and ultra-low power consumption; and an enhanced Micrium® real-time operating system (RTOS) and new Platform Builder software to accelerate embedded design. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the six months ended July 1, 2017, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors, Edom Technology, Avnet and Arrow Electronics, each represented more than 10% of our revenues during the six months ended July 1, 2017. There were no other distributors or contract manufacturers that accounted for more than 10% of our revenues during the six months ended July 1, 2017.

The percentage of our revenues derived from outside of the United States was 85% during the six months ended July 1, 2017.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Interest Income and Other, Net.  Interest income and other, net reflects interest earned on our cash, cash equivalents and investment balances, foreign currency remeasurement adjustments and other non-operating income and expenses.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.5	38.1	40.8	39.5
Gross margin	59.5	61.9	59.2	60.5

Operating expenses:
Research and development	27.6	29.5	28.4	29.9
Selling, general and administrative	20.9	22.3	21.7	23.3
Operating expenses	48.5	51.8	50.1	53.2

Operating income	11.0	10.1	9.1	7.3

Other income (expense):
Interest income and other, net	0.8	0.2	0.6	0.0
Interest expense	(2.4)	(0.4)	(1.2)	(0.4)
Income before income taxes	9.4	9.9	8.5	6.9
Provision (benefit) for income taxes	0.7	1.0	(0.2)	0.6
Net income	8.7%	8.9%	8.7%	6.3%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	July 1, 2017	July 2, 2016	Change	% Change	July 1, 2017	July 2, 2016	Change	% Change
Internet of Things	$97.7	$76.7	$21.0	27.3%	$185.6	$147.6	$38.0	25.7%
Broadcast	36.7	38.0	(1.3)	(3.6)%	74.0	76.5	(2.5)	(3.3)%
Infrastructure	38.2	40.7	(2.5)	(6.0)%	74.2	72.2	2.0	2.7%
Access	17.5	19.5	(2.0)	(10.1)%	35.3	40.6	(5.3)	(12.8)%
	$190.1	$174.9	$15.2	8.7%	$369.1	$336.9	$32.2	9.6%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $21.0 million for our IoT products, due primarily to increased demand for our products.

•                  Decreased revenues of $1.3 million for Broadcast products, due primarily to decreases in the market for our consumer products.

•                  Decreased revenues of $2.5 million for our Infrastructure products, due primarily to the sale of patents for $5.0 million in the prior year three month period with no patents sales in the current period. The decrease in Infrastructure revenues was offset by increased product revenues due primarily to increased demand.

•                  Decreased revenues of $2.0 million for our Access products, due primarily to decreased demand for our products and decreases in the market for such products.

The change in revenues in the recent six month period was due primarily to:

•                  Increased revenues of $38.0 million for our IoT products, due primarily to increased demand for our products.

•                  Decreased revenues of $2.5 million for Broadcast products, due primarily to decreases in the market for our consumer products.

•                  Increased revenues of $2.0 million for our Infrastructure products, due primarily to increased demand for our products offset by decreased patent sale revenue of $5.0 million.

•                  Decreased revenues of $5.3 million for our Access products, due primarily to decreased demand for our products and decreases in the market for such products.

Unit volumes of our products increased by 21.0% and average selling prices decreased by 7.8% compared to the three months ended July 2, 2016. Unit volumes of our products increased by 19.9% and average selling prices decreased by 7.5% compared to the six months ended July 2, 2016. The average selling prices of our products may fluctuate significantly from period to period. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Six Months Ended
(in millions)	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Gross margin	$113.2	$108.3	$4.9	$218.4	$203.8	$14.6
Percent of revenue	59.5%	61.9%	(2.4)%	59.2%	60.5%	(1.3)%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $12.0 million for our Internet of Things products, offset by decreases in gross margin of $3.2 million for our Infrastructure products, $2.0 million for our Access products and $1.9 million for our Broadcast products. The increased dollar amount of gross margin in the recent six month period was due to increases in gross margin of $21.9 million for our Internet of Things products, offset by decreases in gross margin of $4.3 million for our Access products and $3.1 million for our Broadcast products. Gross margin increased during the recent three and six month periods due primarily to increased product sales. Gross margin as a percent of revenues decreased during the recent three and six month periods primarily due to variations in product mix and the sale of patents in the second quarter of fiscal 2016, which had no associated cost of revenues.

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

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	July 1, 2017	July 2, 2016	Change	% Change	July 1, 2017	July 2, 2016	Change	% Change
Research and development	$52.4	$51.6	$0.8	1.5%	$104.8	$100.7	$4.1	4.0%
Percent of revenue	27.6%	29.5%			28.4%	29.9%

The increase in research and development expense in the recent three and six month periods was primarily due to increases of $3.2 million and $6.9 million, respectively, for personnel-related expenses, including costs associated with increased headcount and acquisitions. The increase in research and development expense in the recent three and six month periods was offset in part by decreases of $1.6 million and $1.3 million, respectively, for new product introduction costs, and $0.6 million and $1.3 million, respectively, for the amortization of intangible assets. The decrease in research and development expense as a percent of revenues in the recent three and six month periods was due to our increased revenues. We expect that research and development expense will increase in absolute dollars in the third quarter of fiscal 2017.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	July 1, 2017	July 2, 2016	Change	% Change	July 1, 2017	July 2, 2016	Change	% Change
Selling, general and administrative	$39.8	$39.0	$0.8	2.0%	$80.0	$78.7	$1.3	1.7%
Percent of revenue	20.9%	22.3%			21.7%	23.3%

The increase in selling, general and administrative expense in the recent three and six month periods was primarily due to increases of $0.8 million and $1.2 million, respectively, for personnel-related expenses, including costs associated with increased headcount and acquisitions. The decrease in selling, general and administrative expense as a percent of revenues in the recent three and six month periods was due to our increased revenues. We expect that selling, general and administrative expense will decrease in absolute dollars in the third quarter of fiscal 2017.

Interest Income and Other, Net

Interest income and other, net for the three and six months ended July 1, 2017 was $1.6 million and $2.2 million, respectively, compared to $0.3 million and $0.2 million for the three and six months ended July 2, 2016, respectively. The increase in interest income and other, net in the recent three and six month periods was primarily due to increased interest income earned as a result of higher market interest rates and higher cash, cash equivalents and short-term investments balances.

Interest Expense

Interest expense for the three and six months ended July 1, 2017 was $4.7 million and $4.5 million, respectively, compared to $0.6 million and $1.3 million for the three and six months ended July 2, 2016, respectively. The increase in interest expense in the recent three and six month periods was primarily due to increased interest expense of $4.4 million and $5.7 million, respectively, on our convertible debt, including amortization of the debt discount and debt issuance costs. The increase in interest expense in the recent six month period was offset in part by a $2.0 million gain recorded in connection with the termination of our interest rate swap agreement.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	July 1, 2017	July 2, 2016	Change	July 1, 2017	July 2, 2016	Change
Provision (benefit) for income taxes	$1.3	$1.7	$(0.4)	$(0.7)	$2.0	$(2.7)
Effective tax rate	7.1%	9.9%		(2.3)%	8.5%

The effective tax rates for both the three and six months ended July 1, 2017 decreased from the prior periods primarily due to excess tax benefits from stock-based compensation from the adoption of ASU 2016-09 and an increase in the realization of the U. S. federal research and development tax credit in the current year. These increases were partially offset by a decrease in the foreign tax rate benefit. The adoption of ASU 2016-09 resulted in a reduction to income tax expense of $0.6 million and $3.9 million for the three and six months ended July 1, 2017, respectively. See Note 11, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.

The effective tax rates for each of the periods presented differ from the federal statutory tax rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, excess tax benefits from stock-based compensation from the adoption of ASU 2016-09 and other permanent items including research and development tax credits and nondeductible compensation expenses.

Business Outlook

The following represents our business outlook for the third quarter of fiscal 2017.

Income Statement Item	Estimate

Revenues	$193 million to $199 million

Gross margin	58.5%

Operating expenses	$92.5 million to $93 million

Effective tax rate	11.0%

Diluted earnings per share	$0.35 to $0.41

Liquidity and Capital Resources

Our principal sources of liquidity as of July 1, 2017 consisted of $661.7 million in cash, cash equivalents and short-term investments, of which approximately $512.5 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government bonds, international government bonds, international agency commercial paper and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds, commercial paper and certificates of deposit; and money market funds. Our long-term investments consisted of auction-rate securities. As of July 1, 2017, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. See Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Operating Activities

Net cash provided by operating activities was $80.6 million during the six months ended July 1, 2017, compared to net cash provided of $60.4 million during the six months ended July 2, 2016. Operating cash flows during the six months ended July 1, 2017 reflect our net income of $32.0 million, adjustments of $40.2 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $8.4 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $75.5 million at July 1, 2017 from $74.4 million at December 31, 2016. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 36 days at July 1, 2017 and 37 days at December 31, 2016.

Inventory increased to $67.4 million at July 1, 2017 from $59.6 million at December 31, 2016. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 79 days at July 1, 2017 and 73 days at December 31, 2016.

Investing Activities

Net cash used in investing activities was $320.8 million during the six months ended July 1, 2017, compared to net cash used of $20.6 million during the six months ended July 2, 2016. The increase in cash outflows was principally due to an increase of $283.7 million in net purchases of marketable securities and a net payment of $13.7 million for the acquisition of Zentri. See Note 6, Acquisitions, to the Condensed Consolidated Financial Statements for additional information.

We anticipate capital expenditures of approximately $18 to $22 million for fiscal 2017. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash provided by financing activities was $309.7 million during the six months ended July 1, 2017, compared to net cash used of $52.5 million during the six months ended July 2, 2016. The increase in cash inflows was principally due to $389.5 million in net proceeds from the issuance of long-term debt and a decrease of $36.1 million for repurchases of our common stock, offset by an increase of $67.5 million in payments on debt. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information. In January 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2017.

Our debt facilities include $400 million principal amount convertible senior notes (the “Notes”) and a $300 million revolving credit facility. On March 6, 2017, we completed a private offering of the Notes. The Notes bear interest semi-annually at a rate of 1.375% per year and will mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date. In connection with our offering of the Notes, we entered into a second amendment to our prior credit agreement and paid off the remaining balance of $72.5 million. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to an aggregate of $200 million in additional commitments, subject to certain conditions. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Recent Accounting Pronouncements

Recent accounting pronouncements which we believe may materially impact the judgments and uncertainties in the application of our accounting policies are described below. See Note 1, Significant Accounting Policies, to the Condensed Consolidated Financial Statements for additional information.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the effect that the adoption of this ASU will have on our financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of July 1, 2017 would decrease our future annual interest income by approximately $6.1 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of July 1, 2017. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

Foreign currency exchange rate risk

We are exposed to foreign currency exchange rate risk primarily through assets and liabilities of our subsidiaries denominated in currencies other than the U.S. dollar. Our foreign subsidiaries are considered to be extensions of the U.S. parent. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in interest income and other, net in the Consolidated Statements of Income. We use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts are recognized in earnings in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability.

Investments in Auction-rate Securities

As of July 1, 2017, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 1, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended July 1, 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Patent Litigation

On January 28, 2014, Cresta Technology Corporation (“Cresta Technology”), a Delaware corporation, filed a lawsuit against us (among others) in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the “Cresta Patents”). Cresta Technology declared bankruptcy in 2016. One of its creditors, DBD Credit Funding LLC (“DBD”) and/or CF Crespe LLC (the “Cresta Successors”) claims to have assumed ownership of the Cresta Patents and has substituted in for Cresta Technology in related proceedings.

The Delaware proceedings are currently stayed. In 2014 and 2015, we challenged the validity of two sets of claims in the Cresta Patents at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). The PTAB found the first set of reviewed claims to be invalid, a determination that was affirmed by the Federal Circuit Court of Appeals and is now final. The PTAB similarly found the second set of claims to be invalid. An appeal to that second determination is currently pending at the Federal Circuit.

On July 16, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. These California proceedings are currently stayed pending resolution of an order by the Bankruptcy Court to substitute the Cresta Successors as defendants.

We intend to continue to vigorously defend the Delaware proceeding and to continue to pursue its claims against the Cresta Successors and their patents. At this time, we cannot predict the outcome of these matters or the resulting financial impact to it, if any.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended July 1, 2017 was $104.8 million, or 28.4% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended July 1, 2017, 71% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the six months ended July 1, 2017, our ten largest customers accounted for 21% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 85% during the six months ended July 1, 2017. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers. North Korea’s recent geopolitical maneuverings, including nuclear weapons and long-range missile testing, have created unrest. Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results. In addition, a significant portion of the assembly and testing of our products occurs in South Korea. Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

The following table summarizes repurchases of our common stock during the three months ended July 1, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2017— April 29, 2017	—	$—	—	$100,000

April 30, 2017— May 27, 2017	—	$—	—	$100,000

May 28, 2017— July 1, 2017	—	$—	—	$100,000
Total	—	$—	—

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

4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2017).

10.1+	Silicon Laboratories Inc. 2009 Stock Incentive Plan, as amended and restated on April 20, 2017.

10.2+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 20, 2017.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference to the indicated filing.

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

July 26, 2017	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle President and Chief Executive Officer (Principal Executive Officer)

July 26, 2017	/s/ John C. Hollister

Date	John C. Hollister Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)