Form 10-Q
period 2017-09-30
SILICON LABORATORIES INC
filed 2017-10-25
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 17, 2017, 42,565,135 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$236,459	$141,106
Short-term investments	482,396	153,961
Accounts receivable, net	76,188	74,401
Inventories	72,895	59,578
Prepaid expenses and other current assets	37,563	61,805
Total current assets	905,501	490,851
Long-term investments	5,471	5,196
Property and equipment, net	129,075	129,559
Goodwill	288,629	276,130
Other intangible assets, net	89,859	103,565
Other assets, net	59,251	76,543
Total assets	$1,477,786	$1,081,844

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,857	$39,577
Accrued expenses	60,376	50,100
Deferred income on shipments to distributors	56,701	45,568
Income taxes	4,057	4,450
Total current liabilities	159,991	139,695
Long-term debt	—	72,500
Convertible debt	338,717	—
Other non-current liabilities	36,246	42,691
Total liabilities	534,954	254,886
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 42,562 and 41,889 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	87,004	24,463
Retained earnings	856,159	801,999
Accumulated other comprehensive income (loss)	(335)	492
Total stockholders’ equity	942,832	826,958
Total liabilities and stockholders’ equity	$1,477,786	$1,081,844

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues	$198,723	$178,083	$567,849	$515,016
Cost of revenues	82,149	69,880	232,922	202,988
Gross margin	116,574	108,203	334,927	312,028
Operating expenses:
Research and development	52,000	48,437	156,756	149,118
Selling, general and administrative	39,606	38,034	119,587	116,716
Operating expenses	91,606	86,471	276,343	265,834
Operating income	24,968	21,732	58,584	46,194
Other income (expense):
Interest income and other, net	1,923	273	4,094	449
Interest expense	(4,764)	(643)	(9,265)	(1,939)
Income before income taxes	22,127	21,362	53,413	44,704
Provision for income taxes	2,178	1,344	1,469	3,319
Net income	$19,949	$20,018	$51,944	$41,385

Earnings per share:
Basic	$0.47	$0.48	$1.23	$0.99
Diluted	$0.46	$0.47	$1.20	$0.98

Weighted-average common shares outstanding:
Basic	42,553	41,614	42,376	41,673
Diluted	43,374	42,307	43,194	42,263

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$19,949	$20,018	$51,944	$41,385

Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	129	(84)	536	(137)

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	—	202	—	(211)
Reclassification for (gains) losses included in net income	—	64	(1,808)	191

Other comprehensive income (loss), before tax	129	182	(1,272)	(157)

Provision (benefit) for income taxes	45	63	(445)	(55)

Other comprehensive income (loss)	84	119	(827)	(102)

Comprehensive income	$20,033	$20,137	$51,117	$41,283

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Operating Activities
Net income	$51,944	$41,385
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	11,068	9,912
Amortization of other intangible assets and other assets	20,531	21,461
Amortization of debt discount and debt issuance costs	6,984	—
Stock-based compensation expense	33,007	30,057
Income tax shortfall from stock-based awards	—	(1,611)
Deferred income taxes	(5,703)	(1,460)
Changes in operating assets and liabilities:
Accounts receivable	(1,587)	(11,322)
Inventories	(13,196)	(1,558)
Prepaid expenses and other assets	23,506	7,404
Accounts payable	1,746	1,280
Accrued expenses	9,720	8,930
Deferred income on shipments to distributors	11,039	11,573
Income taxes	(424)	1,459
Other non-current liabilities	(7,269)	(10,891)
Net cash provided by operating activities	141,366	106,619

Investing Activities
Purchases of available-for-sale investments	(471,938)	(131,741)
Sales and maturities of available-for-sale investments	143,765	129,511
Purchases of property and equipment	(10,494)	(8,545)
Purchases of other assets	(2,622)	(4,994)
Acquisition of business, net of cash acquired	(13,658)	—
Net cash used in investing activities	(354,947)	(15,769)

Financing Activities
Proceeds from issuance of long-term debt, net	389,468	—
Payments on debt	(72,500)	(5,000)
Repurchases of common stock	—	(40,543)
Payment of taxes withheld for vested stock awards	(14,870)	(10,148)
Proceeds from the issuance of common stock	6,836	8,451
Payment of acquisition-related contingent consideration	—	(9,500)
Net cash provided by (used in) financing activities	308,934	(56,740)

Increase in cash and cash equivalents	95,353	34,110
Cash and cash equivalents at beginning of period	141,106	114,085
Cash and cash equivalents at end of period	$236,459	$148,195

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at September 30, 2017 and December 31, 2016, the condensed consolidated results of its operations for the three and nine months ended September 30, 2017 and October 1, 2016, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and October 1, 2016, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and October 1, 2016. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objectives of this ASU are to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects that the adoption will not have a material impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this ASU on January 1, 2017. Amendments related to the classification of excess tax benefits on the statement of cash flows were applied prospectively. Prior periods have not been adjusted. In connection with its adoption of ASU 2016-09, the Company has recorded excess tax benefits of $4.1 million through the nine months ended September 30, 2017. The adoption had no other material impact on the Company’s financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company expects that the adoption will not have a material impact on its financial statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, Compensation—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). Under the new standard, the Company expects the timing of revenue recognition from sales to distributors to be accelerated. The Company will recognize revenue at the time of sale to the distributor, net of the impact of estimated price adjustments and rights of return. As a result, revenue recognition is expected to be more directly impacted by shipments to distributors. The Company currently anticipates adopting this standard using the modified retrospective method. Under this method, incremental disclosures will be provided to present each financial statement line item for fiscal 2018 under the prior standard. The Company has completed an initial assessment of the new standard and is continuing to evaluate the effect that the adoption will have on its financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$19,949	$20,018	$51,944	$41,385

Shares used in computing basic earnings per share	42,553	41,614	42,376	41,673

Effect of dilutive securities:
Stock options and other stock-based awards	821	693	818	590
Shares used in computing diluted earnings per share	43,374	42,307	43,194	42,263

Earnings per share:
Basic	$0.47	$0.48	$1.23	$0.99
Diluted	$0.46	$0.47	$1.20	$0.98

For the three months ended September 30, 2017 and October 1, 2016 and the nine months ended September 30, 2017 and October 1, 2016, approximately 0.0 million, 0.1 million, 0.0 million and 0.2 million shares, respectively, consisting of restricted stock units (RSUs), market stock units (MSUs) and stock options, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess will be included in the denominator for the computation of diluted earnings per share using the treasury stock method. As of September 30, 2017, no such shares were included in the denominator for the calculation of diluted earnings per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements at September 30, 2017 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$107,869	$—	$—	$107,869
Corporate debt securities	—	21,317	—	21,317
Government debt securities	—	8,946	—	8,946
Total cash equivalents	$107,869	$30,263	$—	$138,132

Short-term investments:
Government debt securities	$62,494	$222,276	$—	$284,770
Corporate debt securities	—	197,626	—	197,626
Total short-term investments	$62,494	$419,902	$—	$482,396

Long-term investments:
Auction rate securities	$—	$—	$5,471	$5,471
Total long-term investments	$—	$—	$5,471	$5,471

Total	$170,363	$450,165	$5,471	$625,999

Liabilities:
Other non-current liabilities:
Contingent consideration	$—	$—	$4,154	$4,154
Total	$—	$—	$4,154	$4,154

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Available-for-sale investments

The Company’s investments typically have original maturities greater than ninety days as of the date of purchase. Investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at September 30, 2017 (in thousands):

	Cost	Fair Value
Due in one year or less	$345,420	$345,451
Due after one year through ten years	189,524	189,507
Due after ten years	91,570	91,041
	$626,514	$625,999

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of September 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$122,053	$(109)	$—	$—	$122,053	$(109)
Corporate debt securities	93,480	(102)	—	—	93,480	(102)
Auction rate securities	—	—	5,471	(529)	5,471	(529)
	$215,533	$(211)	$5,471	$(529)	$221,004	$(740)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$79,743	$(156)	$—	$—	$79,743	$(156)
Corporate debt securities	21,737	(132)	—	—	21,737	(132)
Auction rate securities	—	—	5,196	(804)	5,196	(804)
	$101,480	$(288)	$5,196	$(804)	$106,676	$(1,092)

The gross unrealized losses as of September 30, 2017 and December 31, 2016 were due primarily to the illiquidity of the Company’s auction-rate securities and, to a lesser extent, to changes in market interest rates. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046 at September 30, 2017. The Company is unable to predict if these funds will become available before their maturity date.

The Company does not expect to need access to the capital represented by any of its auction-rate securities prior to their maturities. The Company does not intend to sell, and believes it is not more likely than not that it will be required to sell, its auction-rate securities before their anticipated recovery in market value or final settlement at the underlying par value. The Company believes that the credit ratings and credit support of the security issuers indicate that they have the ability to settle the securities at par value. As such, the Company has determined that no other-than-temporary impairment losses existed as of September 30, 2017.

At September 30, 2017 and December 31, 2016, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at September 30, 2017 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,471	Discounted cash flow	Estimated yield	1.27%

		Expected holding period	10 years

		Estimated discount rate	3.27%

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

Contingent consideration

Fair Value at September 30, 2017 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$4,154	Discounted cash flow	Expected term	3 months

		Estimated discount rate	12.0%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended September 30, 2017 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Nine Months Ended
Beginning balance	$5,379	$5,196
Gain included in other comprehensive income (loss)	92	275
Balance at September 30, 2017	$5,471	$5,471

Liabilities

Contingent Consideration (1)	Three Months Ended	Nine Months Ended
Beginning balance	$3,993	$—
Issues	—	3,829
Loss recognized in earnings	161	325
Balance at September 30, 2017	$4,154	$4,154

Net loss for the period included in earnings attributable to contingent consideration held at the end of the period:	$(161)	$(325)

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

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. The fair value of the convertible senior notes at September 30, 2017 was $442.6 million. The Company’s prior debt under the Credit Facility bore interest at the Eurodollar rate plus an applicable margin. Fair value was estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of September 30, 2017 and December 31, 2016, the fair value of the Company’s debt under the Credit Facility was approximately $0.0 and $72.5 million, respectively.

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

The Company’s derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swap	Other assets, net	$—	$1,808

The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the:			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) during the:
	Three Months Ended		Location of Loss	Three Months Ended
	September 30, 2017	October 1, 2016	Reclassified into Income	September 30, 2017	October 1, 2016
Interest rate swaps	$—	$202	Interest expense	$—	$(64)

	Nine Months Ended			Nine Months Ended
	September 30, 2017	October 1, 2016		September 30, 2017	October 1, 2016
Interest rate swaps	$—	$(211)	Interest expense	$1,808	$(191)

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of September 30, 2017 and October 1, 2016, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $3.2 million and $4.9 million, respectively. The fair value of the contracts was not material as of September 30, 2017 or October 1, 2016. The contract held as of September 30, 2017 has a maturity date of December 28, 2017 and it was not designated as a hedging instrument.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Loss Recognized in Income	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	Location
Foreign currency forward contracts	$(203)	$(219)	$(332)	$(471)	Interest income and other, net

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	September 30, 2017	December 31, 2016
Work in progress	$53,366	$40,755
Finished goods	19,529	18,823
	$72,895	$59,578

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

The carrying amount of the Notes consisted of the following (in thousands):

September 30, 2017
Liability component
Principal	$400,000
Unamortized debt discount	(53,247)
Unamortized debt issuance costs	(8,036)
Net carrying amount	$338,717

Equity component
Net carrying amount	$57,735

The liability component of the Notes is recorded in long-term debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of September 30, 2017, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.4 years.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Interest expense related to the Notes was comprised of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Contractual interest expense	$1,360	$3,117
Amortization of debt discount	2,674	6,068
Amortization of debt issuance costs	404	916
	$4,438	$10,101

Amended Credit Agreement

On July 31, 2012, the Company and certain of its domestic subsidiaries (the “Guarantors”) entered into a $230 million five-year Credit Agreement (the “Credit Agreement”), which consisted of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility. On July 24, 2015, the Company and the Guarantors amended the Credit Agreement (the “Amended Credit Agreement”) in order to, among other things, increase the borrowing capacity under the Revolving Credit Facility to $300 million (the “Credit Facility”), eliminate the Term Loan Facility and extend the maturity date to five years from the closing date. On July 24, 2015, the Company borrowed $82.5 million under the Amended Credit Agreement and paid off the remaining balance of its Term Loan Facility. In connection with the Company’s offering of the Notes, it entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”) on February 27, 2017 and paid off the remaining balance of $72.5 million.

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

The Second Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of September 30, 2017, the Company was in compliance with all covenants of the Second Amended Credit Agreement. The Company’s obligations under the Second Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

8. Stockholders’ Equity

Common Stock

The Company issued 0.7 million shares of common stock during the nine months ended September 30, 2017.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
October 2017	December 2018	$100,000
January 2017	December 2017	$100,000
August 2015	December 2016	$100,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2017. The Company repurchased 0.9 million shares of its common stock for $40.5 million during the nine months ended October 1, 2016. These shares were retired upon repurchase.

Reclassifications From Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
Reclassification	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Gains (losses) on cash flow hedges to:
Interest expense	$—	$(64)	$1,808	$(191)

Income tax benefit (provision)	—	22	(633)	67

Total reclassifications	$—	$(42)	$1,175	$(124)

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cost of revenues	$281	$272	$803	$807
Research and development	5,411	4,580	16,161	14,695
Selling, general and administrative	5,663	4,343	16,043	14,555
	11,355	9,195	33,007	30,057
Income tax benefit	2,674	2,124	11,131	6,630
	$8,681	$7,071	$21,876	$23,427

The increases in income tax benefit in the three and nine months ended September 30, 2017 were primarily due to the recognition of excess tax benefits in connection with the Company’s adoption of ASU 2016-09. The Company had approximately $71.6 million of total unrecognized compensation costs related to granted stock options and awards as of September 30, 2017 that are expected to be recognized over a weighted-average period of approximately 2.1 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $2.2 million and $1.3 million for the three months ended September 30, 2017 and October 1, 2016, resulting in effective tax rates of 9.8% and 6.3%, respectively. Income tax expense was $1.5 million and $3.3 million for the nine months ended September 30, 2017 and October 1, 2016, resulting in effective tax rates of 2.8% and 7.4%, respectively. The effective tax rate for the three months ended September 30, 2017 increased from the prior period primarily due to a decrease in the realization of the U.S. federal research and development credit as well as a decrease in the foreign tax rate benefit. The effective tax rate for the nine months ended September 30, 2017 decreased from the prior period primarily due to excess tax benefits from stock-based compensation from the adoption of ASU 2016-09 recognized in the current nine month period, partially offset by a decrease in the foreign tax rate benefit.

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

As of September 30, 2017, the Company had gross unrecognized tax benefits of $3.3 million, of which $1.8 million would affect the effective tax rate if recognized. During the three months ended September 30, 2017, the Company released $0.5 million of unrecognized tax benefits and interest as a result of a lapse in the statute of limitations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2017 will have 52 weeks and fiscal 2016 had 52 weeks. Our third quarter of fiscal 2017 ended September 30, 2017. Our third quarter of fiscal 2016 ended October 1, 2016.

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

Current Period Highlights

Revenues increased $20.6 million in the recent quarter compared to the third quarter of fiscal 2016, primarily due to increased revenues from our IoT, Broadcast and Infrastructure products offset by decreased revenues from our Access products. Gross margin increased $8.4 million during the recent period due primarily to increased product sales. Gross margin as a percent of revenues decreased to 58.7% in the recent quarter compared to 60.8% in the third quarter of fiscal 2016 primarily due to variations in product mix. Operating expenses increased by $5.1 million in the recent quarter compared to the third quarter of fiscal 2016 due primarily to increased personnel-related expenses and amortization of intangible assets.

We ended the third quarter with $718.9 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $141.4 million during the recent nine-month period. Accounts receivable was $76.2 million at September 30, 2017, representing 35 days sales outstanding (DSO). Inventory was $72.9 million at September 30, 2017, representing 80 days of inventory (DOI).

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

In the first nine months of fiscal 2017, we introduced high-performance, multi-channel jitter attenuating wireless clocks supporting 4G/LTE and Ethernet; high-performance clock generators offering a highly integrated timing solution for 10/25/100G applications; power-efficient Hall-effect magnetic sensors offering flexible I2C configuration and built-in tamper detection and temperature sensing; a scalable, flexible and cost-effective car radio solution for the global automotive infotainment market; new EFM32® Giant Gecko MCUs offering advanced capabilities and large memory options scaling up to 2 MB flash and 512 KB RAM; a wireless software stack, development tools and a mobile app supporting the new Bluetooth® mesh specification; the Ultra Series™ family of crystal oscillators (XOs) delivering ultra-low jitter performance; EFR32xG13 Wireless Gecko SoCs supporting full Bluetooth 5 connectivity and more memory options; a USB-to-I2S bridge chip that provides a simple, turnkey solution for transferring digital audio data; new EFR32 Wireless Gecko SoCs supporting a broad range of multiprotocol, multiband use cases; EFM32 Gecko MCUs offering new security features, large memory options, higher peripheral integration and ultra-low power consumption; and an enhanced Micrium® real-time operating system (RTOS) and new Platform Builder software to accelerate embedded design. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the nine months ended September 30, 2017, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors, Edom Technology, Avnet and Arrow Electronics, each represented more than 10% of our revenues during the nine months ended September 30, 2017. There were no contract manufacturers that accounted for more than 10% of our revenues during the nine months ended September 30, 2017.

The percentage of our revenues derived from outside of the United States was 85% during the nine months ended September 30, 2017.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.3	39.2	41.0	39.4
Gross margin	58.7	60.8	59.0	60.6

Operating expenses:
Research and development	26.2	27.2	27.6	29.0
Selling, general and administrative	19.9	21.4	21.1	22.6
Operating expenses	46.1	48.6	48.7	51.6

Operating income	12.6	12.2	10.3	9.0

Other income (expense):
Interest income and other, net	0.9	0.2	0.7	0.0
Interest expense	(2.4)	(0.4)	(1.6)	(0.4)
Income before income taxes	11.1	12.0	9.4	8.6
Provision for income taxes	1.1	0.8	0.3	0.6
Net income	10.0%	11.2%	9.1%	8.0%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2017	October 1, 2016	Change	% Change	September 30, 2017	October 1, 2016	Change	% Change
Internet of Things	$99.9	$81.5	$18.4	22.6%	$285.5	$229.1	$56.4	24.6%
Broadcast	43.0	40.7	2.3	5.6%	116.9	117.2	(0.3)	(0.2)%
Infrastructure	38.9	38.4	0.5	1.4%	113.1	110.6	2.5	2.2%
Access	16.9	17.5	(0.6)	(3.4)%	52.3	58.1	(5.8)	(10.0)%
	$198.7	$178.1	$20.6	11.6%	$567.8	$515.0	$52.8	10.3%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $18.4 million for our IoT products, due primarily to increased demand for our wireless products.

•                  Increased revenues of $2.3 million for Broadcast products, due primarily to increased demand for our automotive and consumer products.

•                  Increased revenues of $0.5 million for our Infrastructure products, due primarily to increased demand for our isolation products offset by decreased demand for our timing products.

•                  Decreased revenues of $0.6 million for our Access products, due primarily to decreased demand for our VoIP products and decreases in the market for such products.

The change in revenues in the recent nine month period was due primarily to:

•                  Increased revenues of $56.4 million for our IoT products, due primarily to increased demand for our wireless products.

•                  Decreased revenues of $0.3 million for Broadcast products, due primarily to decreases in the market for our consumer products offset by increased demand for our automotive products.

•                  Increased revenues of $2.5 million for our Infrastructure products, due primarily to increased demand for our isolation products offset by decreased demand for our timing products and decreased patent sale revenue of $5.0 million in the prior year nine month period with no patents sales in the current period.

•                  Decreased revenues of $5.8 million for our Access products, due primarily to decreased demand for our VoIP products and decreases in the market for such products.

Unit volumes of our products increased by 25.1% and average selling prices decreased by 11.1% compared to the three months ended October 1, 2016. Unit volumes of our products increased by 21.7% and average selling prices decreased by 8.8% compared to the nine months ended October 1, 2016. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2017	October 1, 2016	Change	September 30, 2017	October 1, 2016	Change
Gross margin	$116.6	$108.2	$8.4	$334.9	$312.0	$22.9
Percent of revenue	58.7%	60.8%	(2.1)%	59.0%	60.6%	(1.6)%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $10.1 million for our IoT products, offset by decreases in gross margin of $0.9 million for our Broadcast products, $0.6 million for our Access products and $0.2 million for our Infrastructure products. The increased dollar amount of gross margin in the recent nine month period was due to increases in gross margin of $32.0 million for our IoT products, offset by decreases in gross margin of $5.0 million for our Access products, $4.0 million for our Broadcast products and $0.1 million for our Infrastructure products. Gross margin increased during the recent three and nine month periods due primarily to increased product sales. Gross margin as a percent of revenues decreased during the recent three and nine month periods primarily due to variations in product mix. Gross margin in the prior year nine month period included $5.0 million from the sale of patents, which had no associated cost of revenues.

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

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2017	October 1, 2016	Change	% Change	September 30, 2017	October 1, 2016	Change	% Change
Research and development	$52.0	$48.4	$3.6	7.4%	$156.8	$149.1	$7.7	5.1%
Percent of revenue	26.2%	27.2%			27.6%	29.0%

The increase in research and development expense in the recent three month period was primarily due to increases of $2.2 million for personnel-related expenses, including costs associated with increased headcount and acquisitions, and $0.9 million for the amortization of intangible assets. The increase in research and development expense in the recent nine month period was primarily due to an increase of $9.0 million for personnel-related expenses. The increase in research and development expense in the recent nine month period was offset in part by a decrease of $1.3 million for new product introduction costs. The decrease in research and development expense as a percent of revenues in the recent three and nine month periods was due to our increased revenues. We expect that research and development expense will remain relatively stable in absolute dollars in the fourth quarter of fiscal 2017.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2017	October 1, 2016	Change	% Change	September 30, 2017	October 1, 2016	Change	% Change
Selling, general and administrative	$39.6	$38.0	$1.6	4.1%	$119.6	$116.7	$2.9	2.5%
Percent of revenue	19.9%	21.4%			21.1%	22.6%

The increase in selling, general and administrative expense in the recent three and nine month periods was primarily due to increases of $1.6 million and $2.9 million, respectively, for personnel-related expenses, including costs associated with increased headcount and acquisitions. The decrease in selling, general and administrative expense as a percent of revenues in the recent three and nine month periods was due to our increased revenues. We expect that selling, general and administrative expense will decrease slightly in absolute dollars in the fourth quarter of fiscal 2017.

Interest Income and Other, Net

Interest income and other, net for the three and nine months ended September 30, 2017 was $1.9 million and $4.1 million, respectively, compared to $0.3 million and $0.4 million for the three and nine months ended October 1, 2016, respectively. The increase in interest income and other, net in the recent three and nine month periods was primarily due to increased interest income earned as a result of higher market interest rates and higher cash, cash equivalents and short-term investments balances.

Interest Expense

Interest expense for the three and nine months ended September 30, 2017 was $4.8 million and $9.3 million, respectively, compared to $0.6 million and $1.9 million for the three and nine months ended October 1, 2016, respectively. The increase in interest expense in the recent three and nine month periods was primarily due to increased interest expense of $4.4 million and $10.1 million, respectively, on our convertible debt, including amortization of the debt discount and debt issuance costs. The increase in interest expense in the recent nine month period was offset in part by a $2.0 million gain recorded in connection with the termination of our interest rate swap agreement.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	September 30, 2017	October 1, 2016	Change	September 30, 2017	October 1, 2016	Change
Provision for income taxes	$2.2	$1.3	$0.9	$1.5	$3.3	$(1.8)
Effective tax rate	9.8%	6.3%		2.8%	7.4%

The effective tax rate for the three months ended September 30, 2017 increased from the prior period primarily due to a decrease in the realization of the U.S. federal research and development as well as a decrease in the foreign tax rate benefit. The effective tax rate for the nine months ended September 30, 2017 decreased from the prior period primarily due to excess tax benefits from stock-based compensation from the adoption of ASU 2016-09 recognized in the current nine month period, partially offset by a decrease in the foreign tax rate benefit. The adoption of ASU 2016-09 resulted in a reduction to income tax expense of $0.2 million and $4.1 million for the three and nine months ended September 30, 2017, respectively. See Note 11, Income Taxes, to the Condensed Consolidated Financial Statements for additional information.

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

Business Outlook

The following represents our business outlook for the fourth quarter of fiscal 2017.

Income Statement Item	Estimate

Revenues	$195 million to $201 million

Gross margin	58.5%

Operating expenses	$91 million

Effective tax rate	11.0%

Diluted earnings per share	$0.40 to $0.46

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2017 consisted of $718.9 million in cash, cash equivalents and short-term investments, of which approximately $543.6 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government bonds, international government bonds, international agency commercial paper and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds, commercial paper and certificates of deposit; and money market funds. Our long-term investments consisted of auction-rate securities. As of September 30, 2017, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. See Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Operating Activities

Net cash provided by operating activities was $141.4 million during the nine months ended September 30, 2017, compared to net cash provided of $106.6 million during the nine months ended October 1, 2016. Operating cash flows during the nine months ended September 30, 2017 reflect our net income of $51.9 million, adjustments of $65.9 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $23.6 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $76.2 million at September 30, 2017 from $74.4 million at December 31, 2016. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 35 days at September 30, 2017 and 37 days at December 31, 2016.

Inventory increased to $72.9 million at September 30, 2017 from $59.6 million at December 31, 2016. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 80 days at September 30, 2017 and 73 days at December 31, 2016.

Investing Activities

Net cash used in investing activities was $354.9 million during the nine months ended September 30, 2017, compared to net cash used of $15.8 million during the nine months ended October 1, 2016. The increase in cash outflows was principally due to an increase of $325.9 million in net purchases of marketable securities and a net payment of $13.7 million for the acquisition of Zentri. See Note 6, Acquisitions, to the Condensed Consolidated Financial Statements for additional information.

We anticipate capital expenditures of approximately $14 to $16 million for fiscal 2017. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash provided by financing activities was $308.9 million during the nine months ended September 30, 2017, compared to net cash used of $56.7 million during the nine months ended October 1, 2016. The increase in cash inflows was principally due to $389.5 million in net proceeds from the issuance of long-term debt and a decrease of $40.5 million for repurchases of our common stock, offset by an increase of $67.5 million in payments on debt. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information. In January 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2017. In October 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock from January 2018 through December 2018.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, Compensation—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). Under the new standard, we expect the timing of revenue recognition from sales to distributors to be accelerated. We will recognize revenue at the time of sale to the distributor, net of the impact of estimated price adjustments and rights of return. As a result, revenue recognition is expected to be more directly impacted by shipments to distributors. We currently anticipate adopting this standard using the modified retrospective method. Under this method, incremental disclosures will be provided to present each financial statement line item for fiscal 2018 under the prior standard. We have completed an initial assessment of the new standard and are continuing to evaluate the effect that the adoption will have on our financial statements.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of September 30, 2017 would decrease our future annual interest income by approximately $6.7 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of September 30, 2017. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of September 30, 2017, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended September 30, 2017 was $156.8 million, or 27.6% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended September 30, 2017, 71% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the nine months ended September 30, 2017, our ten largest customers accounted for 21% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 85% during the nine months ended September 30, 2017. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended September 30, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2017— July 29, 2017	—	$—	—	$100,000

July 30, 2017— August 26, 2017	—	$—	—	$100,000

August 27, 2017— September 30, 2017	—	$—	—	$100,000
Total	—	$—	—

In January 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2017. In October 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock from January 2018 through December 2018. The programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

SILICON LABORATORIES INC.

October 25, 2017	/s/ G. Tyson Tuttle

Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

October 25, 2017	/s/ John C. Hollister

Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)