Form 10-K
period 2017-12-30
SILICON LABORATORIES INC
filed 2018-01-31
CIK 1038074

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2017) was approximately $2.9 billion (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 42,708,559 shares of the registrant's common stock issued and outstanding as of January 22, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Part I

Item 1.    Business

General

        Silicon Laboratories Inc. is a leading provider of silicon, software and solutions for a smarter, more connected world. Our award-winning technologies are shaping the future of the Internet of Things (IoT), Internet infrastructure, industrial automation, consumer and automotive markets. Our world-class engineering team creates products focused on performance, energy savings, connectivity and simplicity.

        Our primary semiconductor products are mixed-signal integrated circuits (ICs), which are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process. Our mixed-signal ICs leverage standard complementary metal oxide semiconductor (CMOS), a low cost, widely available process technology. Use of CMOS technology enables smaller, more cost-effective and energy-efficient solutions. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products that are highly integrated, simplifying our customers' designs and improving their time-to-market.

Industry Background

        The pervasiveness of connectivity and mobile devices is driving semiconductor consumption. Intelligence is being added to electronic systems to enable Internet connectivity, power efficiency and an improved user experience. This in turn is increasing the demand for bandwidth, requiring more infrastructure to support higher performance networks. The nearly ubiquitous availability of Internet access and the increasing intelligence of electronic devices and mobility are enabling what is called the Internet of Things, a term that describes the exponential increase in IP-enabled devices connected to the Internet.

        These trends require more and more interaction between the analog world we live in and the digital world of computing, which is driving the need for analog-intensive, mixed-signal circuits in a wide range of electronic products. Traditional mixed-signal designs relied upon solutions built with numerous, complex discrete analog and digital components. While these traditional designs provide the required functionality, they are often inefficient and inadequate for use in markets where size, cost, power consumption and performance are increasingly important product differentiators. To improve their competitive position, electronics manufacturers must reduce the cost and complexity of their systems and enable new features or functionality to differentiate themselves from their competitors.

        Simultaneously, these manufacturers face accelerating time-to-market demands and must rapidly adapt to evolving industry standards and new technologies. Because analog-intensive, mixed-signal design expertise is difficult to find, these manufacturers increasingly are turning to third parties, like us, to provide advanced mixed-signal solutions. Mixed-signal design requires specific expertise and relies on creative, experienced engineers to deliver solutions that optimize speed, power and performance, despite the noisy digital environment, and within the constraints of standard manufacturing processes. The development of this design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

        Many IC solution providers lack sufficient analog expertise to develop compelling mixed-signal products. As a result, manufacturers of electronic devices value providers that can supply them with mixed-signal solutions offering greater functionality, smaller size and lower power requirements at a reduced cost and shorter time-to-market.

Products

        We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the IoT including connected home, smart lighting, security, wearables, smart energy and industrial applications. We are a supplier of wireless connectivity solutions for the IoT based on Bluetooth®, Zigbee®, Thread, Wi-Fi® and sub-GHz technologies.

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

        Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competing products into a single chip or chipset. By doing so, we create products that, when compared to many competing products, offer the following benefits:

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

        We group our products into the following categories:

  •
  Internet of Things products, which include our microcontroller (MCU), wireless and sensor products;

  •
  Broadcast products, which include our broadcast consumer and automotive products;

  •
  Infrastructure products, which include our timing products (clocks and oscillators), and isolation devices; and

  •
  Access products, which include our VoIP products, embedded modems and PoE devices.

        The following table summarizes the diverse product areas and applications for the various products that we have introduced to customers:

Product Areas and Description	Applications
Internet of Things Products
Microcontrollers and Wireless Products

We offer a family of products ideal for embedded systems that include energy friendly 8-bit mixed-signal microcontrollers, 32-bit wireless MCUs and ultra-low-power 32-bit MCUs based on scalable ARM® Cortex-M0+/M3/M4 cores, as well as wireless connectivity devices such as our multiprotocol Wireless Gecko system-on-chip (SoC) devices. Our wireless modules provide flexible, highly integrated products that meet demanding requirements and can be used in many applications. Our wireless connectivity solutions for the IoT are based on Bluetooth, Zigbee, Thread, Wi-Fi and sub-GHz technologies. Our EFM32™, EFM8™, 8051, wireless MCUs and wireless SoCs are supported by Simplicity Studio™, which provides one-click access to design tools, documentation, software and support resources. We also offer a real-time operating system (RTOS) to help simplify software development for IoT applications by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities. Our broad portfolio addresses a variety of end-markets, including the IoT (connected home, smart lighting, security, wearables, smart energy and industrial IoT applications), automotive, communications, consumer, industrial, medical and power management markets.

•

Home automation

•

Security systems

•

Smart lighting

•

Smart metering

•

Wearables

•

Industrial automation and control

•

Consumer electronics

•

Medical instrumentation

•

Automotive sensors and controls

•

Electronic test and measurement equipment

•

White goods

•

Remote controls

Sensors

Our sensor products include optical sensors (proximity, ambient light gestures and heart rate monitoring), as well as relative humidity (RH) / temperature sensors and Hall effect magnetic sensors. These devices leverage our mixed-signal capability to provide high accuracy, process technology to improve performance and lower power consumption than competing parts.

• Consumer health & fitness (wearables) • Smart home sensing • Industrial controls • Toys and consumer electronics • Monitors and lavatory controls • Consumer medical

Product Areas and Description	Applications
Broadcast Products

Broadcast Consumer

Our single-chip hybrid TV tuners and analog TV demodulators leverage our proven digital low-IF architecture and exceed the performance of traditional discrete TV tuners, enabling TV makers worldwide to deliver improved picture quality and better reception for both analog and digital broadcasts. Our small, low-power and high-performance single and dual digital video demodulators support DVB-T/T2, DVB-S/S2/S2X, DVB-C/C2, and/or ISDB-T in a single chip and are ideal for equipment receiving digital terrestrial, satellite and/or cable services. Our AM/FM, HD Radio™ and DAB/DAB+ receivers deliver a complete radio solution from antenna input to audio output in a single chip. The broadcast audio products are based on an innovative digital architecture that enables significant improvements in performance, which translates to a better consumer experience, while reducing system cost and board space for our customers.

•

Integrated digital televisions (iDTV)

•

Free-to-Air (FtA) or pay-TV set-top boxes

•

PVR/DVD/Blu-Ray/HDD video recorders

•

PC-TV applications

•

AM/FM clock radios

•

Portable audio devices

•

MP3/digital media players

•

Home theater systems

•

DAB digital radios

•

HD Radio digital radios

Broadcast Automotive

Our high-performance solutions for car sound systems include high-fidelity radio ICs that improve the end user experience, reduce system cost and offer the latest digital radio technologies like DAB/DAB+ and HD Radio. Our scalable architecture enables infotainment system suppliers to leverage their investments across multiple product lines ranging from entry-level car radios to cutting-edge multi-tuner, multi-antenna radios for premium vehicles.

• Automotive infotainment systems/radios • Navigation/GPS devices

Product Areas and Description	Applications
Infrastructure Products
Timing Devices

Robust demand for bandwidth is driving the deployment of next-generation Internet infrastructure equipment to deliver higher speed, higher capacity and more flexible networks. This transition puts unique requirements on the clocks and oscillators used to provide timing and synchronization for the equipment responsible for switching, transporting, processing and storing network traffic. To meet this need, we provide low-jitter, frequency-flexible, mass-customizable timing solutions that accelerate development time, minimize cost and improve system reliability. Our high-performance "clock-tree-on-a-chip" products offer highly integrated single-chip IC solutions for clock synthesis and jitter attenuation, offering superior jitter performance and frequency flexibility for high data rate applications.

•

Optical networking

•

Telecommunications

•

Data communications

•

Switches/routers

•

Servers and storage

•

Mobile fronthaul and backhaul

•

Wireless base stations

•

Small cells

•

Broadcast video

•

Industrial

Isolation Products

Our digital isolation techniques enable customers to deploy more energy efficient power solutions that meet isolation safety standards and solve difficult electronic noise issues. Systems such as data center servers, cellular base stations and uninterruptable power supplies require increasingly energy efficient power solutions. Electric motors used in electric vehicles, pumps, HVAC compressors, fans and automated machinery need more sophisticated and efficient digital controls. Our isolation technology enables customers to address these demanding requirements. Products include multi-channel isolators, isolated drivers, isolated power converters and mixed-signal devices that simplify design, improve reliability, minimize noise emissions and reduce system cost.

•

Industrial control and automation systems

•

Cloud, datacenter and telecom power supplies

•

Hybrid / Electric automotive drive trains

•

Electric vehicle charging stations

•

Solar inverters

•

Motor control

•

High power audio

•

Test and measurement equipment

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

Our PoE power source equipment and powered device ICs offer highly differentiated solutions with a reduced total bill of materials (BOM) and improved performance and reliability. Our solutions offer a higher level of integration not available with competing solutions.

• Enterprise networking routers and switches • Wireless access points (WAP) • VoIP phones • POS terminals • Security cameras

        Revenues during fiscal 2017, 2016 and 2015 were generated predominately by sales of our mixed-signal products. The following summarizes our revenue by product category (in thousands):

	Fiscal Year
	2017	2016	2015
Internet of Things	$395,012	$314,614	$262,329
Broadcast	152,980	157,746	161,787
Infrastructure	152,158	147,677	121,974
Access	68,717	77,589	98,736

Revenues	$768,867	$697,626	$644,826

Customers, Sales and Marketing

        We market our products through our direct sales force and through a network of independent sales representatives and distributors. Direct and distributor customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

        We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. During fiscal 2017, our ten largest end customers accounted for 20% of our revenues. We had no customer that represented more than 10% of our revenues during this period. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we sell the products to, and are paid by distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell directly to our customers, Edom Technology, Avnet and Arrow Electronics, each represented 19%, 14% and 12% of our revenues during fiscal 2017, respectively. There were no contract manufacturers that accounted for 10% or more of revenues for fiscal 2017.

        We maintain numerous sales offices in Asia, the Americas and Europe. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 85% in fiscal 2017. For further information regarding our revenues and long-lived assets by geographic area, see Note 17, Segment Information, to the Consolidated Financial Statements.

        Our direct sales force is comprised of many sales professionals who possess varied levels of responsibility and experience, including directors, country managers, regional sales managers, district sales managers, strategic account managers, field sales engineers and sales representatives. We also utilize independent sales representatives and distributors to generate sales of our products. We have relationships with many independent sales representatives and distributors worldwide whom we have selected based on their understanding of the mixed-signal marketplace and their ability to provide effective field sales applications support for our products.

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

        Due to the complex and innovative nature of our products, we employ experienced applications engineers who work closely with customers and distributors to support the design-win process, and can significantly accelerate the customer's time to market. A design win occurs when a customer has designed our ICs into its product architecture and ordered product from us. A considerable amount of effort to help a customer incorporate our ICs into its products is typically required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers. The amount of time required to achieve a design win can vary substantially depending on a customer's development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Not all design wins ultimately result in revenue, or may result in less revenue than expected. However, once a completed design architecture has been implemented and produced in high volumes, our customers are reluctant to significantly alter their designs due to this extensive design-win process. We believe this process, coupled with our intellectual property protection, promotes relatively longer product life cycles for our products and high barriers to entry for competitive products, even if such competing products are offered at lower prices. Our close collaboration with our customers provides us with knowledge of derivative product ideas or completely new product line offerings that may not otherwise arise in other new product discussions.

Research and Development

        Through our research and development efforts, we leverage experienced analog and mixed-signal engineering talent and expertise to create new ICs that integrate functions typically performed less efficiently by multiple discrete components. This integration generally results in lower costs, smaller die sizes, lower power demands and enhanced price/performance characteristics. We attempt to reuse successful techniques for integration in new applications where similar benefits can be realized. We believe that we have attracted many of the best engineers in our industry. We believe that reliable and precise analog and mixed-signal ICs can only be developed by teams of engineers who have significant analog experience and are familiar with the intricacies of designing these ICs for commercial volume production. The development of test methodologies is just one example of a critical activity requiring experience and know-how to enable the rapid release of a new product for commercial success. We have accumulated a vast set of trade secrets that allow us to pursue innovative approaches to mixed-signal problems that are difficult for competitors to duplicate. We highly value our engineering talent and strive to maintain a very high bar when bringing new recruits to the company.

        Research and development expenses were $209.5 million, $199.7 million and $188.1 million in fiscal 2017, 2016 and 2015, respectively.

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

        In providing mixed-signal ICs for our customers, we believe our key competitive advantages are:

  •
  Analog and RF design expertise in CMOS;

  •
  Mixed-signal, firmware and system design expertise;

  •
  Microcontroller and system on a chip design expertise;

  •
  Software expertise, including multiprotocol connectivity and real-time operating systems for the IoT;

  •
  Module integration and wireless design expertise; and

  •
  Our broad understanding of systems technology and trends.

        To fully capitalize on these advantages, we have assembled a world-class development team with exceptional analog and mixed-signal design expertise led by accomplished senior engineers.

  Analog and RF Design Expertise in CMOS

        We believe that our most significant core competency is world-class analog and RF design capability. Additionally, we strive to design substantially all our ICs in standard CMOS processes. Most of our product designs now incorporate some type of RF in CMOS technology. While it is often significantly more difficult to design analog ICs in CMOS, CMOS provides multiple benefits versus existing alternatives, including significantly reduced cost, reduced technology risk and greater worldwide foundry capacity. CMOS is the most commonly used process technology for manufacturing digital ICs and as a result is most likely to be used for the manufacturing of ICs with finer line geometries. These finer line geometries can enable smaller and faster ICs. By designing our ICs in CMOS, we enable our products to benefit from this trend towards finer line geometries, which allows us to integrate more digital functionality into our mixed-signal ICs.

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

  Mixed-Signal, Firmware and System Design Expertise

        We consider the partitioning of a circuit to be a proprietary and creative design technique. Deep systems knowledge allows us to use our mixed-signal and RF in CMOS design expertise to maximize the price/performance characteristics of both the analog and digital functions and allow our ICs to work in an optimized manner to accomplish particular tasks. Generally, we attempt to move analog functions into the digital domain as quickly as possible, creating system efficiencies without compromising performance. These patented approaches require our advanced signal processing and systems expertise. We then leverage our firmware know-how to change the 'personality' of our devices, optimizing features and functions needed by various markets we serve. For example, our wireless SoC devices for IoT applications integrate both digital and analog domains in a single chip. The SoCs combine ARM Cortex-M processor cores, a variety of digital and analog peripherals, hardware cryptography accelerators, and analog-intensive multiprotocol radio transceivers. This system integration at the chip level leverages our deep expertise in mixed-signal and RF design, and low-power wireless MCU architectures pioneered for more than a decade.

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

  Software Expertise

        Our software expertise allows us to develop products for markets where intelligent data capture, high-performance processing and communication are increasingly important product differentiators. The software we have developed to address these markets enables machine-to-machine communications, providing intelligence to electronic systems. Our products integrate high-performance, low-power wireless and microcontroller ICs with reliable and scalable software into a flexible and robust networking platform.

        The demand for low-power, small-footprint wireless technology is accelerating as more and more IP-enabled end points are being connected to the IoT. Our software enables a broad range of power-sensitive applications for the IoT, including smart energy, home automation, security and other connected products. We believe that the combination of our software and IC design expertise differentiates us from many of our competitors.

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

  Module Integration and Wireless Design Expertise

        The market for wireless modules has grown as customers search for solutions that provide turnkey wireless connectivity to their products. The development of modules is difficult due to stringent requirements, including high levels of integration, programmability, performance, reliability, security and power efficiency. In addition, designs must meet numerous wireless standards deployed in various environments and serving diverse requirements.

        Our combined expertise in IC design and software development allows us to engineer modules that provide robust, high-performance connections in challenging wireless environments. We have developed wireless modules based on numerous wireless standards, including Bluetooth, Zigbee, Thread, Wi-Fi and sub-GHz. We believe our demonstrated proficiency in the design of modules provides our customers with significant advantages such as fast time to market, reduced development cost, global wireless certifications and software reuse.

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

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2017, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2018.

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

        Due to our diversified product portfolio and the numerous markets and applications we serve, we target a relatively large number of competitors. We compete with Analog Devices, Broadcom, Cypress, IDT, Infineon, Maxim Integrated Products, MaxLinear, Microchip, Microsemi, Nordic Semiconductor, NXP Semiconductors, Qualcomm, Renesas, STMicroelectronics, Synaptics, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products that could eliminate the need for our ICs.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 30, 2017, we had approximately 1,634 issued or pending United States and foreign patents. There can be no assurance that patents will ever be issued with respect to our patent applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Employees

        As of December 30, 2017, we employed 1,279 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

        Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2017 was $209.5 million, or 27.2% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Our proposed acquisition of the Z-Wave business of Sigma Designs, Inc. is contingent upon approval by Sigma Designs' stockholders and may not be consummated. In the event the acquisition is consummated, the integration of the Z-Wave business with our own may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the acquisition may not be fully realized, which could adversely impact our business operations, financial condition and results of operations.

        On December 7, 2017 we entered into an agreement with Sigma Designs pursuant to which we expect to acquire its Z-Wave business. See Note 8, Acquisitions, to the Consolidated Financial Statements for additional information.

        The proposed acquisition is subject to the satisfaction of a number of closing conditions, including the approval of the stockholders of Sigma Designs and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules thereunder and there can be no assurance that these conditions will be satisfied. In the event the acquisition of the Z-Wave business is consummated, the success of the acquisition, including the achievement of anticipated benefits and cost savings, is subject to a number of uncertainties and will depend, in part, on our ability to successfully combine and integrate the Z-Wave business into our own core business in an efficient and effective manner. Potential difficulties that we may encounter include the following, any of which could result in the anticipated benefits of the acquisition not being realized or harm our operations or financial condition:

  •
  The inability to successfully integrate the Z-Wave business into our own in a manner that permits us to achieve the cost savings and operating synergies anticipated from the acquisition;

  •
  The integration of the Z-Wave business may create a diversion of management's time and attention from our core business, or disrupt our current plans and operations;

  •
  The loss of key management or technical personnel necessary for the continued operation of the Z-Wave business or our core business, particularly our experienced engineers;

  •
  Integrating personnel, IT systems and corporate, finance and administrative infrastructures of the Z-Wave business with our own while maintaining focus on providing consistent, high quality products and services;

  •
  Coordinating and integrating our internal operations, compensation programs, policies and procedures, and corporate structures;

  •
  Potential unknown liabilities and unforeseen or increased costs and expenses, including unforeseen litigation; and

  •
  The possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process.

        Any of these factors could result in our failing to realize the anticipated benefits of the acquisition of the Z-Wave business, on the expected timeline or at all, and could adversely impact our business operations and operating results.

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

Failure to manage our distribution channel relationships could impede our future growth

        The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2017, 71% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management's time and system resources to manage properly.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2017, our ten largest customers accounted for 20% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

Our products are complex and may contain errors which could lead to liability, an increase in our costs and/or a reduction in our revenues

        Our products are complex and may contain errors, particularly when first introduced and/or when new versions are released. Our products are increasingly designed in more complex processes, including higher levels of software and hardware integration in modules and system-level solutions and/or include elements provided by third parties which further increase the risk of errors. We rely primarily on our in-house testing personnel to design test operations and procedures to detect any errors or vulnerabilities prior to delivery of our products to our customers.

        Should problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers. These errors could also cause significant re-engineering costs, the diversion of our engineering personnel's attention from our product development efforts and cause significant customer relations and business reputation problems. Any defects could result in refunds, product replacement, product recall or other liability. Any of the foregoing could impose substantial costs and harm our business.

        Product liability, data breach or cyber liability claims may be asserted with respect to our products. Many of our products focus on wireless connectivity and the IoT market and such connectivity may make these products particularly susceptible to cyber-attacks. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect, failure or vulnerability in our product could cause failure in our customer's end-product, so we could face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved. Furthermore, product liability risks are particularly significant with respect to medical and automotive applications because of the risk of serious harm to users of these end-products. There can be no assurance that any insurance we maintain will sufficiently protect us from such claims.

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

        Most of the silicon wafers for the products that we have sold were manufactured either by TSMC or TSMC's affiliates or by SMIC. Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

        We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 85% during fiscal 2017. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

        A natural disaster, epidemic, labor strike, war or political unrest where our customers' facilities are located would likely reduce our sales to such customers. North Korea's recent geopolitical maneuverings, including nuclear weapons and long-range missile testing, have created unrest. Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results. In addition, a significant portion of the assembly and testing of our products occurs in South Korea. Any disruption resulting from these events could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

Our convertible senior notes could adversely affect our operating results and financial condition

        Upon conversion, our convertible senior notes may be settled in cash, shares of our common stock or a combination of cash and shares, at our election. We intend to settle the principal amount of the notes in cash. If we do not have adequate cash available, we may not be able to settle the principal amount in cash. In such case, we will be required to settle the principal amount in stock, which would result in immediate, and likely material, dilution to the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

        Following any conclusion that we no longer have the ability to settle the convertible senior notes in cash, we will be required on a going forward basis to change our accounting policy for earnings per share from the treasury stock method to the if-converted method. Earnings per share may be lower under the if-converted method as compared to the treasury stock method.

        The principal balance of the convertible senior notes was separated into liability and equity components, which were recorded initially at fair value. The excess of the principal amount of the liability component over its carrying amount represents the debt discount, which is accreted to interest expense over the term of the notes using the effective interest method. Accordingly, we will report higher interest expense because of the recognition of both the debt discount amortization and the notes' coupon interest.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

        The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Broadcom, Cypress, IDT, Infineon, Maxim Integrated Products,

MaxLinear, Microchip, Microsemi, Nordic Semiconductor, NXP Semiconductors, Qualcomm, Renesas, STMicroelectronics, Synaptics, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results

        Information technology system and/or network disruptions, regardless of the cause, but including acts of sabotage, error, or other actions, could harm the company's operations. Failure to effectively prevent, detect, and recover from security breaches, including cyber-attacks, could result in the misuse of company assets, disruption to the company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales and other costs to the company. We routinely face attacks that attempt to breach our security protocols, gain access to or disrupt our computerized systems or steal proprietary company, customer, partner or employee information. These attacks are sometimes successful. These attacks may be due to security breaches, employee error, theft, malfeasance, phishing schemes, ransomware, faulty password or data security management, or other irregularities. The theft, loss, destruction, unavailability or misuse of personal or business data collected, used, stored or transferred by us to run our business could result in increased security costs or costs related to defending legal claims. Industrial espionage, theft or loss of our intellectual property data could lead to counterfeit products or harm the competitive position of our products and services. Costs to implement, test and maintain measures to promote compliance with applicable privacy and data security laws as well as to protect the overall security of our system could be significant. Attempted or successful attacks against our products and services could damage our reputation with customers or users and reduce demand for our products and services.

Changes in the Privacy and Data Security/Protection Laws Could Have an Adverse Effect on our Operations

        Federal, state and international privacy-related or data protection laws and regulations could have an adverse effect on our operations. Complying with these laws and the possibility of proceedings against us by governmental entities or others in relation to these laws could increase operational costs. In May 2018, the European Union's General Data Protection Regulation ("GDPR") goes into effect, replacing the EU's 1995 Data Protection Directive. The costs of compliance with the GDPR and the potential for fines and penalties in the event of a breach of the GDPR may have an adverse effect on our operations.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we own, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 173,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, Australia, Brazil, Canada, China, Finland, France, Germany, Hungary, India, Italy, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.    Legal Proceedings

Patent Litigation

        On January 28, 2014, Cresta Technology Corporation ("Cresta Technology"), a Delaware corporation, filed a lawsuit against us (among others) in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the "Cresta Patents"). Cresta Technology declared bankruptcy in 2016. One of its creditors, DBD Credit Funding LLC ("DBD") and/or CF Crespe LLC (the "Cresta Successors") assumed ownership of the Cresta Patents and has substituted in for Cresta Technology in related proceedings.

        The Delaware proceedings are currently stayed. In 2014 and 2015, we challenged the validity of two sets of claims in the Cresta Patents at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). In each respective proceeding, the PTAB found the reviewed claims to be invalid. The Federal Circuit Court of Appeals affirmed both determinations.

        On July 16, 2014, we filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. A motion to substitute the Cresta Successors as defendants in lieu of Cresta Technology is pending.

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

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 22, 2018, there were 72 holders of record of our common stock.

	High	Low
Fiscal Year 2016
First Quarter	$48.00	$36.56
Second Quarter	51.00	42.63
Third Quarter	59.35	45.94
Fourth Quarter	68.95	55.97
Fiscal Year 2017
First Quarter	$75.60	$63.15
Second Quarter	78.45	66.85
Third Quarter	81.95	66.35
Fourth Quarter	96.93	80.17

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

Company / Index	12/29/12	12/28/13	01/03/15	01/02/16	12/31/16	12/30/17
Silicon Laboratories Inc.	$100.00	$102.07	$114.51	$116.99	$156.66	$212.82
NASDAQ Composite	$100.00	$142.22	$163.70	$175.41	$190.97	$247.56
PHLX Semiconductor Index	$100.00	$143.17	$188.75	$185.79	$258.84	$363.78

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on December 29, 2012, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended December 30, 2017 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 28, 2017	—	$—	—	$100,000
October 29, 2017 - November 25, 2017	—	$—	—	$100,000
November 26, 2017 - December 30, 2017	—	$—	—	$100,000

Total	—	$—	—

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

	Fiscal Year
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$768,867	$697,626	$644,826	$620,704	$580,087
Operating income	$84,974	$66,277	$32,234	$51,421	$64,310
Net income	$47,092	$61,494	$29,586	$38,021	$49,819
Earnings per share:
Basic	$1.11	$1.47	$0.70	$0.88	$1.17
Diluted	$1.09	$1.45	$0.69	$0.87	$1.14
Consolidated Balance Sheet Data
Cash, cash equivalents and investments (1)	$769,704	$300,263	$250,112	$342,614	$286,025
Working capital	785,317	351,156	280,819	365,223	350,170
Total assets	1,535,082	1,081,844	1,011,463	1,042,561	991,150
Long-term obligations	419,741	115,191	108,028	121,191	143,441
Total stockholders' equity	953,016	826,958	761,114	758,056	738,562

(1)
Reflects repurchases of $0, $41 million, $71 million, $72 million and $26 million of our common stock in fiscal 2017, 2016, 2015, 2014 and 2013, respectively. Includes $6 million, $5 million, $7 million, $7 million and $11 million of long-term auction-rate securities investments in fiscal 2017, 2016, 2015, 2014 and 2013, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52-or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2017, 2016 and 2015 were 52-week years and ended on December 30, 2017, December 31, 2016 and January 2, 2016, respectively.

Overview

        We are a leading provider of silicon, software and solutions for a smarter, more connected world. Our award-winning technologies are shaping the future of the Internet of Things (IoT), Internet infrastructure, industrial automation, consumer and automotive markets. Our world-class engineering team creates products focused on performance, energy savings, connectivity and simplicity. Our primary semiconductor products are mixed-signal integrated circuits (ICs), which are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process.

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

        Our expertise in analog-intensive, high-performance, mixed-signal ICs and software enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

  •
  Internet of Things products, which include our microcontroller (MCU), wireless and sensor products;

  •
  Broadcast products, which include our broadcast consumer and automotive products;

  •
  Infrastructure products, which include our timing products (clocks and oscillators), and isolation devices; and

  •
  Access products, which include our Voice over IP (VoIP) products, embedded modems and Power over Ethernet (PoE) devices.

Current Period Highlights

        Revenues increased $71.2 million in fiscal 2017 compared to fiscal 2016, primarily due to increased revenues from our IoT and Infrastructure products offset by decreased revenues from our Access and Broadcast products. Gross margin increased $32.7 million during the same period due primarily to increased product sales. Gross margin as a percent of revenues decreased to 59.1% in fiscal 2017 compared to 60.4% in fiscal 2016 primarily due to variations in product mix. Operating expenses increased $14.0 million in fiscal 2017 compared to fiscal 2016 due primarily to increased personnel-related expenses, offset by decreased new product introduction costs and legal fees.

        We ended fiscal 2017 with $764.0 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $189.5 million during fiscal 2017. Accounts receivable was

$71.4 million at December 30, 2017, representing 32 days sales outstanding (DSO). Inventory was $73.1 million at December 30, 2017, representing 81 days of inventory (DOI). In fiscal 2017, we completed a private offering of $400 million principal amount convertible senior notes, and used $72.5 million of the proceeds to pay off the remaining balance of our Amended Credit Agreement.

        Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. On January 20, 2017, we acquired Zentri, Inc., an innovator in low-power, cloud-connected Wi-Fi technologies for the IoT. On December 7, 2017, we entered into an agreement to either acquire Sigma Designs, Inc. or its Z-Wave business. On January 23, 2018, Sigma Designs announced that due to the closing conditions for the acquisition of the entirety of Sigma Designs not being satisfied, the parties would move forward with the sale of the Z-Wave business to us in an asset sale, subject to approval by Sigma Designs' shareholders. Sigma Designs is a provider of solutions for the connected home including Z-Wave, an IoT technology for smart home solutions. See Note 8, Acquisitions, to the Consolidated Financial Statements for additional information.

        In fiscal 2017, we introduced I2C-programmable crystal oscillators (XOs) delivering excellent jitter performance and frequency flexibility for 100/200/400G applications; optical biometric sensors providing advanced heart rate monitoring (HRM) along with electrocardiogram (ECG) capabilities for a wide range of wearable fitness and wellness products; new dynamic multiprotocol software for our Wireless Gecko system-on-chip (SoC) and module portfolio, enabling simultaneous operation of Zigbee and Bluetooth low energy (LE) on a single SoC; a comprehensive reference design to simplify the development of USB Type-C™ rechargeable lithium ion battery packs; high-performance, multi-channel jitter attenuating wireless clocks supporting 4G/LTE and Ethernet; high-performance clock generators offering a highly integrated timing solution for 10/25/100G applications; power-efficient Hall-effect magnetic sensors offering flexible I2C configuration and built-in tamper detection and temperature sensing; a scalable, flexible and cost-effective car radio solution for the global automotive infotainment market; new EFM32 Giant Gecko MCUs offering advanced capabilities and large memory options scaling up to 2 MB flash and 512 KB RAM; a wireless software stack, development tools and a mobile app supporting the new Bluetooth mesh specification; the Ultra Series™ family of crystal oscillators (XOs) delivering ultra-low jitter performance; EFR32xG13 Wireless Gecko SoCs supporting full Bluetooth 5 connectivity and more memory options; a USB-to-I2S bridge chip that provides a simple, turnkey solution for transferring digital audio data; new EFR32 Wireless Gecko SoCs supporting a broad range of multiprotocol, multiband use cases; EFM32 Gecko MCUs offering new security features, large memory options, higher peripheral integration and ultra-low power consumption; and an enhanced Micrium® real-time operating system (RTOS) and new Platform Builder software to accelerate embedded design. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

        During fiscal 2017, 2016 and 2015, we had no end customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Edom Technology, Avnet and Arrow Electronics, each represented 19%, 14% and 12% of our revenues during fiscal 2017, and 17%, 13% and 11% of our revenues during fiscal 2016, respectively. Edom and Avnet represented 20% and 12% of our revenues during fiscal 2015, respectively. There were no contract manufacturers that accounted for more than 10% of our revenues in fiscal 2017, 2016 or 2015.

        The percentage of our revenues derived from outside of the United States was 85% in fiscal 2017, 86% in fiscal 2016 and 85% in fiscal 2015. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2017	2016	2015
Revenues	100.0%	100.0%	100.0%
Cost of revenues	40.9	39.6	40.9

Gross margin	59.1	60.4	59.1
Operating expenses:
Research and development	27.2	28.6	29.2
Selling, general and administrative	20.8	22.3	24.9

Operating expenses	48.0	50.9	54.1

Operating income	11.1	9.5	5.0
Other income (expense):
Interest income and other, net	0.8	0.1	0.1
Interest expense	(1.9)	(0.4)	(0.4)

Income before income taxes	10.0	9.2	4.7
Provision for income taxes	3.9	0.4	0.1

Net income	6.1%	8.8%	4.6%

Comparison of Fiscal 2017 to Fiscal 2016

Revenues

	Fiscal Year
(in millions)	2017	2016	Change	% Change
Internet of Things	$395.0	$314.6	$80.4	25.6%
Broadcast	153.0	157.7	(4.7)	(3.0)%
Infrastructure	152.2	147.7	4.5	3.0%
Access	68.7	77.6	(8.9)	(11.4)%

Total	$768.9	$697.6	$71.3	10.2%

        The change in revenues in fiscal 2017 was due primarily to:

  •
  Increased revenues of $80.4 million for our IoT products, due primarily to increased demand for our wireless products.

  •
  Decreased revenues of $4.7 million for Broadcast products, due primarily to decreases in the market for our consumer products offset by increased demand for our automotive products.

  •
  Increased revenues of $4.5 million for our Infrastructure products, due primarily to increased demand for our isolation products offset by decreased demand for our timing products and decreased patent sale revenue of $5.0 million in fiscal 2016 with no patents sales in fiscal 2017.

  •
  Decreased revenues of $8.9 million for our Access products, due primarily to decreased demand for our VoIP products and decreases in the market for such products.

        Unit volumes of our products increased by 21.0% and average selling prices decreased by 8.5% compared to fiscal 2016. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Fiscal Year
(in millions)	2017	2016	Change
Gross margin	$454.2	$421.5	$32.7
Percent of revenue	59.1%	60.4%	(1.3)%

        The increased dollar amount of gross margin in fiscal 2017 was due to increases in gross margin of $45.0 million for our IoT products and $1.4 million for our Infrastructure products, offset by decreases in gross margin of $7.0 million for our Broadcast products and $6.7 million for our Access products. Gross margin increased in fiscal 2017 due primarily to increased product sales. Gross margin as a percent of revenues decreased in fiscal 2017 primarily due to variations in product mix. Gross margin in fiscal 2016 included $5.0 million from the sale of patents, which had no associated cost of revenues.

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

Research and Development

	Fiscal Year
(in millions)	2017	2016	Change	% Change
Research and development	$209.5	$199.7	$9.8	4.9%
Percent of revenue	27.2%	28.6%

        The increase in research and development expense in fiscal 2017 was primarily due to increases of $12.6 million for personnel-related expenses, including costs associated with increased headcount and acquisitions. The increase in research and development expense in fiscal 2017 was offset in part by a decrease of $2.3 million for new product introduction costs. The decrease in research and development expense as a percent of revenues in fiscal 2017 was due to our increased revenues. We expect that research and development expense will increase in absolute dollars in the first quarter of 2018.

Selling, General and Administrative

	Fiscal Year
(in millions)	2017	2016	Change	% Change
Selling, general and administrative	$159.7	$155.5	$4.2	2.7%
Percent of revenue	20.8%	22.3%

        The increase in selling, general and administrative expense in fiscal 2017 was primarily due to an increase of $6.1 million for personnel-related expenses, including costs associated with increased headcount and acquisitions. The increase in selling, general and administrative in fiscal 2017 was offset in part by a decrease of $1.4 million for legal fees, primarily related to litigation. The decrease in selling, general and administrative expense as a percent of revenues in fiscal 2017 was due to our increased revenues. We expect that selling, general and administrative expense will increase in absolute dollars in the first quarter of 2018.

Interest Income and Other, Net

        Interest income and other, net in fiscal 2017 was $6.1 million compared to $0.8 million in fiscal 2016. The increase in interest income and other, net in fiscal 2017 was primarily due to increased interest income earned as a result of higher market interest rates and higher cash, cash equivalents and short-term investments balances.

Interest Expense

        Interest expense in fiscal 2017 was $14.1 million compared to $2.6 million in fiscal 2016. The increase in interest expense in fiscal 2017 was primarily due to increased interest expense of $14.6 million on our convertible debt, including amortization of the debt discount and debt issuance costs. The increase in interest expense was offset in part by a $2.0 million gain recorded in connection with the termination of our interest rate swap agreement.

Provision for Income Taxes

	Fiscal Year
(in millions)	2017	2016	Change
Provision for income taxes	$29.8	$3.0	$26.8
Effective tax rate	38.8%	4.7%

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The effective tax rate for fiscal 2017 increased from fiscal 2016 primarily due to the impacts from the Tax Act including a one-time transition tax of $54.4 million on unrepatriated earnings of foreign subsidiaries as well as tax expense of $21.8 million related to the revaluation of our deferred tax assets and liabilities due to the reduction of the U.S. corporate tax rate from 35% to 21% under the Tax Act. These increases in tax expense were partially offset by the release of a deferred tax liability related to future foreign earnings expected under our intercompany cost-sharing arrangement of $39.4 million, as well as a decrease in the valuation allowance established on federal research and development tax credits of $10.5 million.

        The effective tax rates for each of the periods presented differ from the U.S. federal statutory tax rate of 35% due to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, and other permanent items including research and development tax credits and nondeductible compensation expenses. In addition, the effective tax rate for fiscal 2017 was also impacted by certain one-time effects as a result of the enactment of U.S. tax reform.

        We are still evaluating the impact of the Tax Act on our future U.S. tax liability, but at this time, we expect that the overall impact of the Tax Act on our effective tax rate will be an increase over more normalized levels from 2016. This increase is expected due to certain new provisions included in the Tax Act. See Note 16, Income Taxes, to the Consolidated Financial Statements for additional information.

Comparison of Fiscal 2016 to Fiscal 2015

Revenues

	Fiscal Year
				% Change
(in millions)	2016	2015	Change
Internet of Things	$314.6	$262.3	$52.3	19.9%
Broadcast	157.7	161.8	(4.1)	(2.5)%
Infrastructure	147.7	122.0	25.7	21.1%
Access	77.6	98.7	(21.1)	(21.4)%

Total	$697.6	$644.8	$52.8	8.2%

        The change in revenues in fiscal 2016 was due primarily to:

  •
  Increased revenues of $52.3 million for our Internet of Things products, due primarily to increases in the market for our wireless products and the addition of revenues from acquisitions.

  •
  Decreased revenues of $4.1 million for Broadcast products, due primarily to decreases in the market for our consumer products.

  •
  Increased revenues of $25.7 million for our Infrastructure products, due primarily to increased demand for our isolation and timing products and the sale of patents for $5.0 million.

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

Research and Development

	Fiscal Year
				% Change
(in millions)	2016	2015	Change
Research and development	$199.7	$188.1	$11.6	6.2%
Percent of revenue	28.6%	29.2%

        The increase in research and development expense in fiscal 2016 was primarily due to increases of $5.9 million for personnel-related expenses, including costs associated with increased headcount, and $4.4 million for new product introduction costs.

Selling, General and Administrative

	Fiscal Year
				% Change
(in millions)	2016	2015	Change
Selling, general and administrative	$155.5	$160.5	$(5.0)	(3.1)%
Percent of revenue	22.3%	24.9%

        The decrease in selling, general and administrative expense in fiscal 2016 was primarily due to decreases of $2.1 million for adjustments to the fair value of acquisition-related contingent consideration, $1.3 million for personnel-related expenses, $1.0 million for acquisition-related costs, and $1.0 million for legal fees, primarily related to litigation.

Interest Income and Other, Net

        Interest income and other, net in fiscal 2016 was $0.8 million compared to $0.9 million in fiscal 2015.

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

Business Outlook

        The following represents our business outlook for the first quarter of fiscal 2018.

Income Statement Item	Estimate
Revenues	$196 million to $202 million
Gross margin	59.0%
Operating expenses	$98.0 million
Effective tax rate	(15.0)%
Diluted earnings per share	$0.42 to $0.48

Liquidity and Capital Resources

        Our principal sources of liquidity as of December 30, 2017 consisted of $764.0 million in cash, cash equivalents and short-term investments, of which approximately $587.3 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government bonds, international government bonds, international agency commercial paper and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds, commercial paper and certificates of deposit; and money market funds. Our long-term investments consisted of auction-rate securities. As of December 30, 2017, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. See Note 4, Fair Value of Financial Instruments, to the Consolidated Financial Statements for additional information.

Operating Activities

        Net cash provided by operating activities was $189.5 million during fiscal 2017, compared to net cash provided of $128.9 million during fiscal 2016. Operating cash flows during fiscal 2017 reflect our net income of $47.1 million, adjustments of $70.4 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $72.0 million due to changes in our operating assets and liabilities.

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

        Accounts receivable decreased to $71.4 million at December 30, 2017 from $74.4 million at December 31, 2016. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 32 days at December 30, 2017 and 37 days at December 31, 2016.

        Inventory increased to $73.1 million at December 30, 2017 from $59.6 million at December 31, 2016. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 81 days at December 30, 2017 and 73 days at December 31, 2016.

Investing Activities

        Net cash used in investing activities was $374.3 million during fiscal 2017, compared to net cash used of $49.6 million during fiscal 2016. The increase in cash outflows was principally due to an increase of $318.6 million in net purchases of marketable securities and an increase of $8.6 million in net payments for the acquisition of businesses. On December 7, 2017, we entered into an agreement to acquire Sigma Designs or its Z-Wave business. See Note 8, Acquisitions, to the Consolidated Financial Statements for additional information.

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

        We anticipate capital expenditures of approximately $28 to $32 million for fiscal 2018. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

        Net cash provided by financing activities was $313.0 million during fiscal 2017, compared to net cash used of $52.3 million during fiscal 2016. The increase in cash inflows was principally due to $389.5 million in net proceeds from the issuance of long-term debt and a decrease of $40.5 million for repurchases of our common stock, offset by an increase of $67.5 million in payments on debt. See Note 10, Debt, to the Consolidated Financial Statements for additional information. In October 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock from January 2018 through December 2018.

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

        Our debt facilities include $400 million principal amount convertible senior notes (the "Notes") and a $300 million revolving credit facility. On March 6, 2017, we completed a private offering of the Notes. The Notes bear interest semi-annually at a rate of 1.375% per year and will mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date. In connection with our offering of the Notes, we entered into a second amendment to our prior credit agreement and paid off the remaining balance of $72.5 million. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to an aggregate of $200 million in additional commitments, subject to certain conditions. See Note 10, Debt, to the Consolidated Financial Statements for additional information.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of December 30, 2017 (in thousands):

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt obligations (1)	$400,000	$—	$—	$—	$—	$400,000	$—
Interest on long-term debt obligations (2)	$27,075	$6,400	$6,400	$6,025	$5,500	$2,750	$—
Operating lease obligations (3)	$24,860	$5,807	$4,278	$3,539	$3,016	$2,804	$5,416
Purchase obligations (4)	$51,707	$51,707	$—	$—	$—	$—	$—
Other long-term obligations (5)	$53,001	$—	$12,017	$8,181	$3,408	$3,831	$25,564

(1)
Long-term debt obligations represent the principal portion of our convertible senior notes (the "Notes"). The Notes mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date.

(2)
Interest on our long-term debt obligations primarily represents contractual interest on the Notes, which bear interest semi-annually at a rate of 1.375% per year. Interest excludes non-cash amortization of the debt discount and debt issuance costs.

(3)
Operating lease obligations include amounts for leased facilities.

(4)
Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(5)
Other long-term obligations primarily represent non-current income taxes and software license obligations.

We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $3.2 million for unrecognized tax benefits is not included in the table above. See Note 16, Income Taxes, to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

        As of December 30, 2017, we had no significant off-balance sheet arrangements.

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

Recent Accounting Pronouncements

        Recent accounting pronouncements which we believe may materially impact the judgments and uncertainties in the application of our accounting policies are described below. See Note 2, Significant Accounting Policies, to the Consolidated Financial Statements for additional information.

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

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, Compensation—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). Under the new standard, we expect the timing of revenue recognition from sales to distributors to be accelerated. We will recognize revenue at the time of sale to the distributor, net of the impact of estimated price adjustments and rights of return. As a result, revenue recognition is expected to be more directly impacted by shipments to distributors. We will adopt this standard using the modified retrospective method. Under this method, incremental disclosures will be provided to present each financial statement line item for fiscal 2018 under the prior standard. We are substantially complete with our evaluation of the effect that the adoption will have on our financial statements. In connection with our adoption of ASC 606, we expect to record a cumulative-effect adjustment to retained earnings of $26.2 million on December 31, 2017. This adjustment reflects the acceleration of $49.1 million in revenues and $19.7 million in costs of revenues as well as other items.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of December 30, 2017 would decrease our future annual interest income by approximately $7.1 million. Our investment portfolio holdings as of December 31, 2016 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of December 31, 2016 would have decreased our future annual interest income by approximately $1.9 million. The increase in annual interest income in fiscal 2017 compared to fiscal 2016 was primarily due to increased expected interest income earned as a result of higher market interest rates and higher cash, cash equivalents and short-term investments balances. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

        We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of December 30, 2017. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

        As of December 30, 2017, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended December 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of December 30, 2017, our internal control over financial reporting is effective based on those criteria.

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

(b)
Exhibits

Exhibit Number
2.1	*	Agreement and Plan of Merger, dated December 7, 2017, by and among Silicon Laboratories Inc., Seguin Merger Subsidiary, Inc. and Sigma Designs, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on December 8, 2017)

2.2	*	Sale and Purchase Agreement dated January 30, 2015, by and between Silicon Laboratories International Pte. Ltd. and the holders of shares, options and capital loans in Bluegiga Technologies Oy (filed as Exhibit 2.1 to the Form 8-K filed on February 4, 2015).

2.3	*	Agreement dated November 20, 2015, by and between the shareholders of Telegesis (UK) Limited and Silicon Laboratories UK Limited (filed as Exhibit 2.1 to the Form 8-K filed on November 23, 2015).

3.1	*	Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).

3.2	*	Fourth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Form 8-K filed on January 27, 2017).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2	*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3	*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

10.1	*+	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2	*	Credit Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Bank of America, N.A., Wells Fargo Bank, National Association, and Regions Bank (filed as Exhibit 10.1 to the Form 8-K filed August 1, 2012).

10.3	*	First Amendment to Credit Agreement, dated July 24, 2015, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association, Citibank, N.A., Regions Bank, Bank of America, N.A. and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on July 29, 2015).

10.4	*	Second Amendment to Credit Agreement, dated February 27, 2017, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on February 27, 2017).

10.5	*	Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as "Obligors" (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

Exhibit Number
10.6	*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan, as amended and restated on April 20, 2017 (filed as Exhibit 10.1 to the Form 10-Q filed on July 26, 2017).

10.7	*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 20, 2017 (filed as Exhibit 10.2 to the Form 10-Q filed on July 26, 2017).

10.8	*+	Form of Restricted Stock Units Grant Notice and Global Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.7 to the Form 10-K filed on February 1, 2017).

10.9	*+	Form of Market Stock Units Grant Notice and Global Market Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.8 to the Form 10-K filed on February 1, 2017).

10.10	*+	Form of Stock Option Grant Notice and Global Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.9 to the Form 10-K filed on February 1, 2017).

10.11	*+	Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.10 to the Form 10-K filed on February 1, 2017).

10.12	*+	Silicon Laboratories Inc. Form of Change in Control Agreement (filed as Exhibit 10.1 to the Form 8-K filed on October 25, 2016).

10.13	*	Purchase Agreement between Silicon Laboratories Inc. and Goldman, Sachs & Co. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named therein, dated February 28, 2017 (filed as Exhibit 10.1 to the Form 8-K filed on March 6, 2017).

10.14	*+	Silicon Laboratories Inc. 2018 Bonus Plan (filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2018).

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on signature page to this Form 10-K).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Incorporated herein by reference to the indicated filing.

+
Management contract or compensatory plan or arrangement

Item 16.    Form 10-K Summary

        None.

SCHEDULE II

SILICON LABORATORIES INC.
VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Deferred Tax Assets	Balance at Beginning of Period	Additions Charged to Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
		(in thousands)
Year ended December 30, 2017	$12,361	$2,110	$1,732	$(9,685)	$6,518
Year ended December 31, 2016	$10,264	$2,715	$—	$(618)	$12,361
Year ended January 2, 2016	$3,455	$6,895	$—	$(86)	$10,264

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on January 31, 2018.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	January 31, 2018
/s/ G. TYSON TUTTLE G. Tyson Tuttle	President, Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2018
/s/ JOHN C. HOLLISTER John C. Hollister	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 31, 2018
/s/ WILLIAM G. BOCK William G. Bock	Director	January 31, 2018

Name	Title	Date

/s/ JACK R. LAZAR Jack R. Lazar	Director	January 31, 2018
/s/ GREGG LOWE Gregg Lowe	Director	January 31, 2018
/s/ NINA RICHARDSON Nina Richardson	Director	January 31, 2018
/s/ SUMIT SADANA Sumit Sadana	Director	January 31, 2018
/s/ WILLIAM P. WOOD William P. Wood	Director	January 31, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Silicon Laboratories Inc.'s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silicon Laboratories Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Silicon Laboratories Inc. as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2017 of the Company and our report dated January 31, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Austin, Texas
January 31, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 30, 2017, and the related noted and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2017 and December 31, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 31, 2018 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-09

        As discussed in Note 2 to the consolidated financial statements, in 2017 the Company changed its method of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows due to the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1996.
Austin, Texas
January 31, 2018

Silicon Laboratories Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$269,366	$141,106
Short-term investments	494,657	153,961
Accounts receivable, net	71,367	74,401
Inventories	73,132	59,578
Prepaid expenses and other current assets	39,120	61,805

Total current assets	947,642	490,851
Property and equipment, net	127,682	129,559
Goodwill	288,227	276,130
Other intangible assets, net	83,144	103,565
Other assets, net	88,387	81,739

Total assets	$1,535,082	$1,081,844

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,851	$39,577
Deferred income on shipments to distributors	50,115	45,568
Other current liabilities	73,359	54,550

Total current liabilities	162,325	139,695
Long-term debt	—	72,500
Convertible debt	341,879	—
Other non-current liabilities	77,862	42,691

Total liabilities	582,066	254,886
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 42,707 and 41,889 shares issued and outstanding at December 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	102,862	24,463
Retained earnings	851,307	801,999
Accumulated other comprehensive income (loss)	(1,157)	492

Total stockholders' equity	953,016	826,958

Total liabilities and stockholders' equity	$1,535,082	$1,081,844

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Revenues	$768,867	$697,626	$644,826
Cost of revenues	314,676	276,122	264,056

Gross margin	454,191	421,504	380,770
Operating expenses:
Research and development	209,491	199,744	188,050
Selling, general and administrative	159,726	155,483	160,486

Operating expenses	369,217	355,227	348,536

Operating income	84,974	66,277	32,234
Other income (expense):
Interest income and other, net	6,057	806	857
Interest expense	(14,128)	(2,587)	(2,828)

Income before income taxes	76,903	64,496	30,263
Provision for income taxes	29,811	3,002	677

Net income	$47,092	$61,494	$29,586

Earnings per share:
Basic	$1.11	$1.47	$0.70
Diluted	$1.09	$1.45	$0.69
Weighted-average common shares outstanding:
Basic	42,446	41,713	42,309
Diluted	43,332	42,376	42,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net income	$47,092	$61,494	$29,586
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized losses arising during the period	(729)	(179)	(415)
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	—	1,466	(728)
Reclassification for (gains) losses included in net income	(1,808)	249	489

Other comprehensive income (loss), before tax	(2,537)	1,536	(654)
Provision (benefit) for income taxes	(888)	537	(229)

Other comprehensive income (loss)	(1,649)	999	(425)

Comprehensive income	$45,443	$62,493	$29,161

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 3, 2015	42,225	$4	$29,501	$728,633	$(82)	$758,056
Net income	—	—	—	29,586	—	29,586
Other comprehensive income (loss)	—	—	—	—	(425)	(425)
Stock issuances, net of shares withheld for taxes	1,152	—	3,128	—	—	3,128
Income tax benefit (shortfall) from stock-based awards	—	—	(613)	—	—	(613)
Repurchases of common stock	(1,650)	—	(60,978)	(10,470)	—	(71,448)
Stock-based compensation	—	—	42,830	—	—	42,830

Balance as of January 2, 2016	41,727	4	13,868	747,749	(507)	761,114
Net income	—	—	—	61,494	—	61,494
Other comprehensive income (loss)	—	—	—	—	999	999
Stock issuances, net of shares withheld for taxes	1,055	—	6,346	—	—	6,346
Income tax benefit (shortfall) from stock-based awards	—	—	(2,061)	—	—	(2,061)
Repurchases of common stock	(893)	—	(33,299)	(7,244)	—	(40,543)
Stock-based compensation	—	—	39,609	—	—	39,609

Balance as of December 31, 2016	41,889	4	24,463	801,999	492	826,958
Cumulative effect of adoption of accounting standard	—	—	—	2,216	—	2,216
Net income	—	—	—	47,092	—	47,092
Other comprehensive income (loss)	—	—	—	—	(1,649)	(1,649)
Stock issuances, net of shares withheld for taxes	818	—	(3,938)	—	—	(3,938)
Stock-based compensation	—	—	44,809	—	—	44,809
Convertible debt issuance	—	—	37,528	—	—	37,528

Balance as of December 30, 2017	42,707	$4	$102,862	$851,307	$(1,157)	$953,016

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Operating Activities
Net income	$47,092	$61,494	$29,586
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	14,766	13,216	12,517
Amortization of other intangible assets and other assets	27,246	27,715	29,131
Amortization of debt discount and debt issuance costs	10,146	—	—
Stock-based compensation expense	44,752	39,628	42,791
Income tax shortfall from stock-based awards	—	(1,671)	(2,028)
Deferred income taxes	(26,452)	(4,087)	(2,136)
Changes in operating assets and liabilities:
Accounts receivable	3,234	46	1,702
Inventories	(13,416)	(6,093)	2,093
Prepaid expenses and other assets	25,266	(3,568)	(870)
Accounts payable	(468)	263	6,662
Other current liabilities and income taxes	61,924	2,879	2,458
Deferred income on shipments to distributors	4,453	9,713	(5,298)
Other non-current liabilities	(9,022)	(10,625)	(11,161)

Net cash provided by operating activities	189,521	128,910	105,447
Investing Activities
Purchases of available-for-sale investments	(636,363)	(185,231)	(107,366)
Sales and maturities of available-for-sale investments	294,452	161,921	171,831
Purchases of property and equipment	(12,252)	(10,927)	(11,268)
Purchases of other assets	(4,960)	(8,801)	(6,399)
Acquisitions of businesses, net of cash acquired	(15,168)	(6,546)	(96,112)

Net cash used in investing activities	(374,291)	(49,584)	(49,314)
Financing Activities
Proceeds from issuance of long-term debt, net	389,468	—	81,238
Payments on debt	(72,500)	(5,000)	(94,706)
Repurchases of common stock	—	(40,543)	(71,448)
Payment of taxes withheld for vested stock awards	(15,753)	(10,561)	(11,372)
Proceeds from the issuance of common stock	11,815	13,299	16,998
Payment of acquisition-related contingent consideration	—	(9,500)	(4,464)

Net cash provided by (used in) financing activities	313,030	(52,305)	(83,754)
Increase (decrease) in cash and cash equivalents	128,260	27,021	(27,621)
Cash and cash equivalents at beginning of period	141,106	114,085	141,706

Cash and cash equivalents at end of period	$269,366	$141,106	$114,085

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,859	$2,222	$2,470

Income taxes paid	$8,929	$11,185	$2,157

Supplemental Disclosure of Non-Cash Activity:
Stock issued in business combination	$—	$4,181	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017

1. Description of Business

        Silicon Laboratories Inc. (the "Company"), a Delaware corporation, is a leading provider of silicon, software and solutions for a smarter, more connected world. Our award-winning technologies are shaping the future of the Internet of Things (IoT), Internet infrastructure, industrial automation, consumer and automotive markets. Within the semiconductor industry, the Company is known as a "fabless" company meaning that the integrated circuits (ICs) incorporated in its products are manufactured by third-party foundry semiconductor companies.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2017, 2016 and 2015 had 52 weeks and ended on December 30, 2017, December 31, 2016 and January 2, 2016, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions

        The Company's foreign subsidiaries are considered to be extensions of the U.S. Company. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in interest income and other, net in the Consolidated Statements of Income.

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
December 30, 2017 (Continued)

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

Investments

        The Company's investments typically have original maturities greater than ninety days as of the date of purchase and are classified as either available-for-sale or trading securities. Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in interest income and other, net in the Consolidated Statement of Income. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term.

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

        In addition, the Company has made equity investments in non-publicly traded companies that it accounts for using the equity method or cost method. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company's proportionate share of income or loss is recorded in interest income and other, net in the Consolidated Statement of Income. All other non-marketable equity investments are accounted for using the cost method. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair values when it determines that an

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

2. Significant Accounting Policies (Continued)

other-than-temporary decline has occurred. There were no impairment charges recognized on equity investments during any of the periods presented.

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

Inventories

        Inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value. The Company writes down the carrying value of inventory to net realizable value for estimated obsolescence or unmarketable inventory based upon assumptions about the age of inventory, future demand and market conditions. Inventory impairment charges establish a new cost basis for inventory and charges are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets ranging from three to seven years. Leasehold improvements are depreciated over the lease term or their useful life, whichever is shorter.

        The Company owns the facilities it had previously leased for its headquarters in Austin, Texas. The buildings are located on land which is leased through 2099 from a third party. The rents for these ground leases were prepaid for the term of the leases by the previous lessee. The buildings and

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

2. Significant Accounting Policies (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

2. Significant Accounting Policies (Continued)

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

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.4 million, $1.6 million and $1.8 million in fiscal 2017, 2016 and 2015, respectively.

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
December 30, 2017 (Continued)

2. Significant Accounting Policies (Continued)

        Uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. See Note 16, Income Taxes, for additional information.

Recent Accounting Pronouncements

        In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objectives of this ASU are to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of this ASU, but anticipates that the adoption will not have a material impact on its financial statements.

        In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). This ASU amends the disclosure requirements for ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), ASU No. 2016-02, Leases (Topic 842) and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU states that if a registrant does not know or cannot reasonably estimate the impact that the adoption of the above ASUs is expected to have on the financial statements, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. This ASU was effective upon issuance. The Company adopted this ASU and added qualitative financial statement disclosures as deemed necessary.

        In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the effect of the adoption of this ASU, but anticipates that the adoption will not have a material impact on its financial statements.

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The impact of the adoption of this ASU on the Company's financial statements will be dependent upon the terms of any future acquisitions or dispositions.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

2. Significant Accounting Policies (Continued)

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

        In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this ASU on January 1, 2017. Amendments related to the classification of excess tax benefits on the statement of cash flows were applied prospectively. Prior periods have not been adjusted. In connection with its adoption of ASU 2016-09, the Company has recorded excess tax benefits of $4.3 million during fiscal 2017. The adoption had no other material impact on the Company's financial statements.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

2. Significant Accounting Policies (Continued)

periods within those fiscal years. The Company expects that the adoption will not have a material impact on its financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, Compensation—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. The standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective method). Under the new standard, the Company expects the timing of revenue recognition from sales to distributors to be accelerated. The Company will recognize revenue at the time of sale to the distributor, net of the impact of estimated price adjustments and rights of return. As a result, revenue recognition is expected to be more directly impacted by shipments to distributors. The Company will adopt this standard using the modified retrospective method. Under this method, incremental disclosures will be provided to present each financial statement line item for fiscal 2018 under the prior standard. The Company is substantially complete with its evaluation of the effect that the adoption will have on its financial statements. In connection with its adoption of ASC 606, the Company expects to record a cumulative-effect adjustment to retained earnings of $26.2 million on December 31, 2017. This adjustment reflects the acceleration of $49.1 million in revenues and $19.7 million in costs of revenues as well as other items.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

3. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net income	$47,092	$61,494	$29,586

Shares used in computing basic earnings per share	42,446	41,713	42,309
Effect of dilutive securities:
Stock options and other stock-based awards	886	663	636

Shares used in computing diluted earnings per share	43,332	42,376	42,945

Earnings per share:
Basic	$1.11	$1.47	$0.70
Diluted	$1.09	$1.45	$0.69

        For fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, approximately 0.0 million, 0.1 million and 0.1 million shares, respectively, consisting of restricted stock units (RSUs), market stock units (MSUs) and stock options, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

        The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess will be included in the denominator for the computation of diluted earnings per share using the treasury stock method. As of December 30, 2017, no such shares were included in the denominator for the calculation of diluted earnings per share. See Note 10, Debt, to the Consolidated Financial Statements for additional information.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

4. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 30, 2017 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$106,047	$—	$—	$106,047
Corporate debt securities	—	11,231	—	11,231
Government debt securities	53,615	1,453	—	55,068

Total cash equivalents	$159,662	$12,684	$—	$172,346
Short-term investments:
Government debt securities	$94,575	$228,247	$—	$322,822
Corporate debt securities	—	171,835	—	171,835

Total short-term investments	$94,575	$400,082	$—	$494,657
Other assets, net:
Auction rate securities	$—	$—	$5,681	$5,681

Total	$—	$—	$5,681	$5,681

Total	$254,237	$412,766	$5,681	$672,684

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

4. Fair Value of Financial Instruments (Continued)

	Fair Value Measurements at December 31, 2016 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$69,432	$—	$—	$69,432
Corporate debt securities	—	7,153	—	7,153
Government debt securities	—	3,904	—	3,904

Total cash equivalents	$69,432	$11,057	$—	$80,489
Short-term investments:
Government debt securities	$12,416	$97,103	$—	$109,519
Corporate debt securities	—	44,442	—	44,442

Total short-term investments	$12,416	$141,545	$—	$153,961
Other assets, net:
Auction rate securities	$—	$—	$5,196	$5,196
Derivative instruments	—	1,808	—	1,808

Total	$—	$1,808	$5,196	$7,004

Total	$81,848	$154,410	$5,196	$241,454

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

Available-for-sale investments

        The Company's investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

4. Fair Value of Financial Instruments (Continued)

Balance Sheet. The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at December 30, 2017 (in thousands):

	Cost	Fair Value
Due in one year or less	$393,600	$393,201
Due after one year through ten years	198,981	197,922
Due after ten years	81,884	81,561

	$674,465	$672,684

        The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of December 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$244,880	$(931)	$3,027	$(15)	$247,907	$(946)
Corporate debt securities	151,149	(447)	11,578	(73)	162,727	(520)
Auction rate securities	—	—	5,681	(319)	5,681	(319)

	$396,029	$(1,378)	$20,286	$(407)	$416,315	$(1,785)

	Less Than 12 Months		12 Months or Greater		Total
As of December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$79,743	$(156)	$—	$—	$79,743	$(156)
Corporate debt securities	21,737	(132)	—	—	21,737	(132)
Auction rate securities	—	—	5,196	(804)	5,196	(804)

	$101,480	$(288)	$5,196	$(804)	$106,676	$(1,092)

        The gross unrealized losses as of December 30, 2017 and December 31, 2016 were due primarily to changes in market interest rates and the illiquidity of the Company's auction-rate securities. The Company's auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046 at December 30, 2017. The Company is unable to predict if these funds will become available before their maturity date.

        The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the Company's intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

4. Fair Value of Financial Instruments (Continued)

probability that the scheduled cash payments will continue to be made. As of December 30, 2017, the Company has determined that no other-than-temporary impairment losses existed .

        At December 30, 2017 and December 31, 2016, there were no material unrealized gains associated with the Company's available-for-sale investments.

Level 3 fair value measurements

        The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at December 30, 2017 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,681	Discounted cash flow	Estimated yield	1.74%
		Expected holding period	10 years
		Estimated discount rate	3.37%

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

Contingent consideration

        The Company has followed an established internal control procedure used in valuing contingent consideration. The valuation of contingent consideration for the Zentri acquisition was based on a discounted cash flow model. The valuation of contingent consideration for the Energy Micro acquisition was based on a Monte Carlo simulation model. The fair value of the valuations was estimated on a quarterly basis through a collaborative effort by the Company's sales, marketing and finance departments.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

4. Fair Value of Financial Instruments (Continued)

        The following summarizes the activity in Level 3 financial instruments for the years ended December 30, 2017 and December 31, 2016 (in thousands):

Assets

	Year Ended
Auction Rate Securities	December 30, 2017	December 31, 2016
Beginning balance	$5,196	$7,126
Settlements	—	(2,000)
Gain included in other comprehensive income (loss)	485	70

Ending balance	$5,681	$5,196

Liabilities

	Year Ended
Contingent Consideration (1)	December 30, 2017	December 31, 2016
Beginning balance	$—	$14,073
Issues	3,829	—
Settlements (2)	—	(11,375)
Reclassification to acquisition-related liabilities (3)	(3,380)	—
Gain recognized in earnings (4)	(449)	(2,698)

Ending balance	$—	$—

(1)
In connection with the acquisitions of Zentri and Energy Micro, the Company recorded contingent consideration based upon the expected achievement of certain milestone goals. Changes to the fair value of contingent consideration due to changes in assumptions used in preparing the valuation models were recorded in selling, general and administrative expenses in the Consolidated Statement of Income.

(2)
On March 11, 2016, the Company entered into an agreement which settled the total amount of contingent consideration related to the Energy Micro acquisition (including all amounts for fiscal 2015 through 2018). See Note 8, Acquisitions, for additional information.

(3)
The milestone goal related to the Zentri contingent consideration was based on fiscal 2017 revenue from certain Zentri products, which is now completed. The accrued consideration is recorded in other current liabilities in the Consolidated Balance Sheet.

(4)
The gain recognized in earnings in fiscal 2016 was due to the settlement of the Energy Micro contingent consideration. This gain was offset in part by a charge of approximately $2.7 million recorded in fiscal 2016 for a portion of the contingent consideration accounted for as post-combination compensation expense.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

4. Fair Value of Financial Instruments (Continued)

Fair values of other financial instruments

        The Company's debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company's convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. The fair value of the convertible senior notes at December 30, 2017 was $466.2 million. The Company's prior debt under the Credit Facility bore interest at the Eurodollar rate plus an applicable margin. Fair value was estimated based on Level 2 inputs, using a discounted cash flow analysis of future principal payments and projected interest based on current market rates. As of December 30, 2017, there were no amounts outstanding under the Credit Facility. As of December 31, 2016, the fair value of the Company's debt under the Credit Facility was approximately $72.5 million.

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

Interest Rate Swaps

        The Company is exposed to interest rate fluctuations in the normal course of its business, including through its Credit Facility. The interest payments on the facility are calculated using a variable-rate of interest. The Company entered into an interest rate swap agreement with an original notional value of $72.5 million in July 2016 and, effectively, converted the Eurodollar portion of the variable-rate interest payments to fixed-rate interest payments through July 2020. The Company terminated the swap agreement on March 6, 2017 in connection with the payoff of its Credit Facility. The Company's previous swap agreement with a remaining notional value of $72.5 million was terminated on July 8, 2016.

        The Company's interest rate swap agreements were designated and qualified as cash flow hedges. The effective portion of the gain or loss on the interest rate swaps was recorded in accumulated other comprehensive income (loss) as a separate component of stockholders' equity and was subsequently recognized as interest expense in the Consolidated Statement of Income when the hedged exposure affected earnings. The termination of the swap agreement on March 6, 2017 resulted in the reclassification of $1.8 million of unrealized gains that were previously recorded in accumulated other comprehensive income (loss) into earnings during fiscal 2017. The fair value of the interest rate swap terminated on July 8, 2016 was not material. The Company did not discontinue any other cash flow hedges in any of the periods presented.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

5. Derivative Financial Instruments (Continued)

        The Company's derivative financial instrument in cash flow hedging relationships consisted of the following (in thousands):

		Fair Value
	Balance Sheet Location	December 30, 2017	December 31, 2016
Interest rate swap	Other assets, net	$—	$1,808

        The before-tax effect of derivative instruments in cash flow hedging relationships was as follows (in thousands):

	Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) during the Year Ended			Location of Loss Reclassified into Income	Loss Reclassified from Accumulated OCI into Income (Effective Portion) during the Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016		December 30, 2017	December 31, 2016	January 2, 2016
Interest rate swaps	$—	$1,466	$(728)	Interest expense	$1,808	$(249)	$(489)

Foreign Currency Forward Contracts

        The Company uses foreign currency forward contracts to manage exposure to foreign exchange risk. As of December 30, 2017 and December 31, 2016, the Company held one foreign currency forward contract denominated in Norwegian Krone with a notional value of $2.4 million and $3.9 million, respectively. The fair value of the contracts was not material as of December 30, 2017 or December 31, 2016. The contract held as of December 30, 2017 has a maturity date of March 28, 2018 and it was not designated as a hedging instrument.

        The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Year Ended
Gain (Loss) Recognized in Income	December 30, 2017	December 31, 2016	January 2, 2016	Location
Foreign currency forward contracts	$(207)	$(92)	$935	Interest income and other, net

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

6. Balance Sheet Details

        The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Accounts Receivable, Net

	December 30, 2017	December 31, 2016
Accounts receivable	$72,005	$75,035
Allowance for doubtful accounts	(638)	(634)

	$71,367	$74,401

Inventories

	December 30, 2017	December 31, 2016
Work in progress	$46,698	$40,755
Finished goods	26,434	18,823

	$73,132	$59,578

Prepaid Expenses and Other Current Assets

	December 30, 2017	December 31, 2016
Distributor advances	$17,825	$40,205
Other	21,295	21,600

	$39,120	$61,805

Property and Equipment

	December 30, 2017	December 31, 2016
Buildings and improvements	$96,196	$94,977
Equipment	59,836	57,677
Computers and purchased software	37,598	35,492
Leasehold interest in ground leases	23,840	23,840
Furniture and fixtures	5,691	5,484
Leasehold improvements	10,483	10,083

	233,644	227,553
Accumulated depreciation	(105,962)	(97,994)

	$127,682	$129,559

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

6. Balance Sheet Details (Continued)

Other Current Liabilities

	December 30, 2017	December 31, 2016
Accrued compensation and benefits	$33,631	$28,781
Accrued price protection credits	8,239	2,287
Other	31,489	23,482

	$73,359	$54,550

Other Non-current Liabilities

	December 30, 2017	December 31, 2016
Non-current tax liabilities	$39,196	$—
Software license accruals	12,152	14,436
Deferred tax liabilities	10,355	13,119
Other	16,159	15,136

	$77,862	$42,691

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

	December 30, 2017	December 31, 2016
Avnet	16%	12%
Arrow Electronics	14%	13%
Edom Technology	*	19%

*
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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

7. Risks and Uncertainties (Continued)

        The Company holds two notes receivable for $1.5 million and $0.7 million from a privately held company, which were recorded in other assets, net in the Consolidated Balance Sheet. The Company holds an equity investment in another privately held company with a carrying value of $3.8 million and $2.8 million as of December 30, 2017 and December 31, 2016, respectively. The investment is accounted for using the cost method and was recorded in other assets, net in the Consolidated Balance Sheet.

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

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company's end customers or

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

7. Risks and Uncertainties (Continued)

contract manufacturers accounted for greater than 10% of revenue during fiscal 2017, 2016 or 2015. The Company's distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Edom Technology	19%	17%	20%
Avnet	14%	13%	12%
Arrow Electronics	12%	11%	*

*
Less than 10% of revenue

8. Acquisitions

Sigma Designs

        On December 7, 2017, the Company entered into an agreement to acquire Sigma Designs, Inc., a California corporation. Sigma Designs provides solutions for the connected home including Z-Wave, an IoT technology for smart home solutions. Under the terms of the agreement, the Company would have acquired all of the outstanding capital stock of Sigma Designs in exchange for $7.05 per share in a cash transaction valued at approximately $282 million. This acquisition is subject to certain closing conditions. In the event that certain of such closing conditions are not met, the parties have agreed that Sigma Designs would instead sell its Z-Wave business to the Company for $240 million, contingent upon approval by Sigma Designs' stockholders.

        On January 23, 2018, Sigma Designs announced that due to the closing conditions for the acquisition of the entirety of Sigma Designs not being satisfied, the parties would move forward with the sale of the Z-Wave business to the Company in an asset sale, subject to approval by Sigma Designs' shareholders.

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

        The purchase price was allocated as follows: intangible assets—$6.7 million; goodwill—$12.1 million; and other net liabilities—$0.7 million. The goodwill is not deductible for tax purposes. Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported.

Micrium

        On October 3, 2016, the Company acquired Micrium, a private company. Micrium is a supplier of real-time operating system (RTOS) software for the IoT. The Company acquired Micrium for

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

8. Acquisitions (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

8. Acquisitions (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

8. Acquisitions (Continued)

Energy Micro

        On July 1, 2013, the Company acquired Energy Micro. In fiscal 2015, the Company made the following payments in connection with the Energy Micro acquisition: (a) approximately $20.0 million was paid for the release of the holdback; and (b) approximately $6.3 million was paid for the first annual period of the earn-out. Approximately $1.8 million of the earn-out payment was recorded as compensation expense during fiscal 2014. The remaining approximately $4.5 million of the earn-out payment represented additional consideration.

        On March 11, 2016, the Company entered into an agreement with Energy AS, the former parent of Energy Micro. The agreement settled the amount of the earn-out to be paid for fiscal 2015 through 2018. The total settlement amount was approximately $16.0 million (in lieu of potential payments of up to $26.7 million) and was paid on May 11, 2016. The settlement amount represented approximately $11.4 million of additional consideration and approximately $4.6 million of compensation expense (of which approximately $2.7 million was recorded in fiscal 2016 and approximately $1.9 million was recorded in fiscal 2015). The compensation expense recorded in fiscal 2016 was offset in part by a gain of approximately $2.7 million to adjust the consideration portion of the earn-out to fair value due to the settlement.

9. Goodwill and Other Intangible Assets

Goodwill

        The following summarizes the activity in goodwill for the years ended December 30, 2017 and December 31, 2016 (in thousands):

	Year Ended
	December 30, 2017	December 31, 2016
Beginning balance	$276,130	$272,722
Additions due to business combinations	12,097	3,408

Ending balance	$288,227	$276,130

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

9. Goodwill and Other Intangible Assets (Continued)

Other Intangible Assets

        The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

		December 30, 2017		December 31, 2016
	Weighted-Average Amortization Period (Years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core and developed technology	9	$161,700	$(89,442)	$157,321	$(70,181)
Customer relationships	7	25,470	(16,180)	24,970	(11,356)
Patents	6	3,000	(2,750)	3,000	(2,250)
Trademarks	7	3,690	(2,344)	3,690	(1,629)

Total	8	$193,860	$(110,716)	$188,981	$(85,416)

        Gross intangible assets increased $6.7 million in fiscal 2017 for assets added due to the acquisition of Zentri. This increase was offset by $1.8 million due to the removal of fully amortized assets.

        Amortization expense related to intangible assets for fiscal 2017, 2016 and 2015 was $27.1 million, $27.3 million and $26.5 million, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2018	$24,034
2019	18,292
2020	15,797
2021	11,408
2022	7,905

10. Debt

1.375% Convertible Senior Notes

        On March 6, 2017, the Company completed a private offering of $400 million principal amount convertible senior notes (the "Notes"). The Notes bear interest semi-annually at a rate of 1.375% per year and will mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date. The Company used $72.5 million of the proceeds to pay off the remaining balance of its Amended Credit Agreement.

        The Notes are convertible at an initial conversion rate of 10.7744 shares of common stock per $1,000 principal amount of the Notes, or approximately 4.3 million shares of common stock, which is equivalent to a conversion price of approximately $92.81 per share. The conversion rate is subject to adjustment under certain circumstances. Holders may convert the Notes under the following circumstances: during any calendar quarter after the calendar quarter ending on June 30, 2017 if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130%

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

10. Debt (Continued)

of the conversion price of the Notes; during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the Notes are called for redemption; or at any time after December 1, 2021. The Company may redeem all or any portion of the Notes, at its option, on or after March 6, 2020, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. Upon conversion, the Notes may be settled in cash, shares of the Company's common stock or a combination of cash and shares, at the Company's election.

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

        The carrying amount of the Notes consisted of the following (in thousands):

December 30, 2017
Liability component
Principal	$400,000
Unamortized debt discount	(50,499)
Unamortized debt issuance costs	(7,622)

Net carrying amount	$341,879

Equity component
Net carrying amount	$57,735

        The liability component of the Notes is recorded in convertible debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of December 30, 2017, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.2 years.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

10. Debt (Continued)

        Interest expense related to the Notes was comprised of the following (in thousands):

Year Ended
December 30, 2017
Contractual interest expense	$4,492
Amortization of debt discount	8,816
Amortization of debt issuance costs	1,330

$14,638

Amended Credit Agreement

        On July 31, 2012, the Company and certain of its domestic subsidiaries (the "Guarantors") entered into a $230 million five-year Credit Agreement (the "Credit Agreement"), which consisted of a $100 million Term Loan Facility and a $130 million Revolving Credit Facility. On July 24, 2015, the Company and the Guarantors amended the Credit Agreement (the "Amended Credit Agreement") in order to, among other things, increase the borrowing capacity under the Revolving Credit Facility to $300 million (the "Credit Facility"), eliminate the Term Loan Facility and extend the maturity date to five years from the closing date. On July 24, 2015, the Company borrowed $82.5 million under the Amended Credit Agreement and paid off the remaining balance of its Term Loan Facility. In connection with the Company's offering of the Notes, it entered into a second amendment to the Credit Agreement (the "Second Amended Credit Agreement") on February 27, 2017 and paid off the remaining balance of $72.5 million.

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

        The Second Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of December 30, 2017, the Company was in compliance with all covenants of the Second Amended Credit Agreement. The Company's obligations under the Second Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

11. Stockholders' Equity

Common Stock

        The Company issued 0.8 million shares of common stock during fiscal 2017.

Share Repurchase Programs

        The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
October 2017	December 2018	$100,000
January 2017	December 2017	$100,000
August 2015	December 2016	$100,000
October 2014	December 2015	$100,000

        These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company did not repurchase any shares of its common stock during fiscal 2017. The Company repurchased 0.9 million shares and 1.7 million shares of its common stock for $40.5 million and $71.4 million during fiscal 2016 and 2015, respectively. These shares were retired upon repurchase.

Reclassifications From Accumulated Other Comprehensive Income (Loss)

        The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Year ended
Reclassification	December 30, 2017	December 31, 2016	January 2, 2016
Gains (losses) on cash flow hedges to:
Interest expense	$1,808	$(249)	$(499)
Income tax (expense) benefit	(633)	87	175

Total reclassifications	$1,175	$(162)	$(324)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

11. Stockholders' Equity (Continued)

Income Tax Allocated to the Components of Other Comprehensive Income (Loss)

        The income tax effects of the components of other comprehensive income (loss) were as follows (in thousands):

	Year ended
Income tax (expense) benefit on:	December 30, 2017	December 31, 2016	January 2, 2016
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	$255	$63	$145
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	—	(513)	255
Reclassification for losses included in net income	633	(87)	(171)

	$888	$(537)	$229

12. Stock-Based Compensation

        In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the "2009 Plan") and the 2009 Employee Stock Purchase Plan (the "2009 Purchase Plan"). In fiscal 2017, the stockholders of the Company approved amendments to both the 2009 Plan and the 2009 Purchase Plan. These amendments authorized additional shares of common stock for issuance, to comply with changes in applicable law, improve the Company's corporate governance and to implement other best practices. The amended plans are currently effective.

2009 Stock Incentive Plan

        Under the 2009 Plan, the following may be granted: stock options, stock appreciation rights, performance shares, performance stock units, RSUs, restricted stock awards (RSAs), performance-based awards and other awards (collectively, all such grants are referred to as "awards"). The fiscal 2017 amendments to the 2009 Plan created a single share pool. All awards now deduct one share from the 2009 Plan shares available for issuance for each share granted. Awards granted under the 2009 Plan generally contain vesting provisions ranging from three to four years. The exercise price of stock options offered under the 2009 Plan may not be less than 100% of the fair market value of a share of our common stock on the date of grant. To the extent awards granted under the 2009 Plan terminate, expire or lapse for any reason, or are settled in cash, shares subject to such awards will again be available for grant.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

12. Stock-Based Compensation (Continued)

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

Stock Grants and Modifications

        The Company granted to its employees 0.7 million, 1.3 million and 0.9 million shares of full value awards and 0.0 million, 0.2 million, and 0.0 million stock options from the 2009 Plan during fiscal 2017, 2016 and 2015, respectively.

        The Company recorded $0.9 million and $2.3 million in selling, general and administrative expense during fiscal 2016 and 2015, respectively, in connection with the modifications of certain equity awards. The modifications were pursuant to three employee terminations in fiscal 2016 and two employee terminations in fiscal 2015. There were no other significant modifications made to any stock grants during fiscal 2017, 2016 or 2015.

        Included in the full value awards granted under the 2009 Plan in fiscal 2017, 2016 and 2015 were a total of 54 thousand, 65 thousand and 89 thousand market-based stock awards, respectively. The awards, also known as MSUs, provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. The performance criteria of the MSUs measure the difference between the total stockholders' return of the Company against that of the Philadelphia Semiconductor Sector Total Return Index.

        Also included in the full value awards granted under the 2009 Plan during fiscal 2017 and fiscal 2016 were 54 thousand and 65 thousand performance-based stock awards, respectively. The awards, also known as PSUs, provide for the rights to acquire a number of shares of common stock for no cash consideration based upon the achievement of specified revenue objectives during the year. The requisite service period for these PSUs is approximately three years from the date of grant.

2009 Employee Stock Purchase Plan

        The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (the "423(b) Plan"), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the "Non-423(b) Plan"). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company's common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2017, 2016 and 2015, the Company issued 239 thousand, 224 thousand and 210 thousand shares, respectively, under the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

12. Stock-Based Compensation (Continued)

2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted in fiscal 2017 under the 2009 Purchase Plan was $19.55 per share.

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

        The Company estimates potential forfeitures of stock grants and adjusts compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods.

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
December 30, 2017 (Continued)

12. Stock-Based Compensation (Continued)

        The fair values estimated from the Black-Scholes option-pricing model for ESPP and stock options granted were calculated using the following assumptions:

	Year Ended
Employee Stock Purchase Plan	December 30, 2017	December 31, 2016	January 2, 2016
Expected volatility	28%	30%	31%
Risk-free interest rate %	1.1%	0.6%	0.2%
Expected term (in months)	8	15	8
Dividend yield	—	—	—

	Year Ended
Stock Options	December 30, 2017	December 31, 2016	January 2, 2016
Expected volatility	—	32%	—
Risk-free interest rate %	—	1.3%	—
Expected term (in years)	—	5.4	—
Dividend yield	—	—	—

        The fair values estimated from Monte Carlo simulation for MSUs were calculated using the following assumptions:

	Year Ended
MSUs	December 30, 2017	December 31, 2016	January 2, 2016
Expected volatility	31%	30%	31%
Risk-free interest rate %	1.6%	0.9%	1.0%
Expected term (in years)	2.9	2.9	2.9
Dividend yield	—	—	—

        A summary of stock-based compensation activity with respect to fiscal 2017 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2016	228	$37.95
Exercised	(58)	$35.27

Outstanding at December 30, 2017	170	$38.88	7.5	$8,387
Vested at December 30, 2017 and expected to vest	120	$40.39	8.1	$5,744
Exercisable at December 30, 2017	40	$33.98	5.3	$2,173

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

12. Stock-Based Compensation (Continued)

RSAs and RSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2016	1,689	$—
Granted	625	$—
Vested or issued	(726)	$—
Cancelled or forfeited	(65)	$—

Outstanding at December 30, 2017	1,523	$—	0.9	$134,534
Outstanding at December 30, 2017 and expected to vest	1,430	$—	0.9	$126,228

PSUs and MSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2016	229	$—
Granted	107	$—
Earned or issued	(11)	$—
Cancelled or forfeited	(66)	$—

Outstanding at December 30, 2017	259	$—	1.3	$22,911
Outstanding at December 30, 2017 and expected to vest	242	$—	1.3	$21,388

        The following summarizes the Company's weighted average fair value at the date of grant:

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Per grant of RSAs and RSUs	$72.85	$40.55	$49.14
Per grant of PSUs and MSUs	$78.40	$32.23	$48.36
Per grant of stock options	$—	$40.38	$—

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Intrinsic value of stock options exercised	$2,174	$2,560	$6,612
Intrinsic value of RSAs and RSUs that vested	$53,093	$36,502	$45,298
Grant date fair value of RSAs and RSUs that vested	$32,449	$39,853	$41,072
Intrinsic value of MSUs and PSUs that vested	$687	$—	$—
Grant date fair value of MSUs and PSUs that vested	$633	$—	$—

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

12. Stock-Based Compensation (Continued)

        The Company received cash of $11.8 million for the issuance of common stock, and paid $15.8 million for shares withheld for taxes, during fiscal 2017. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, issuance of RSAs, vesting of RSUs and MSUs, and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

        The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Cost of revenues	$1,090	$1,070	$960
Research and development	21,771	19,573	19,451
Selling, general and administrative	21,891	18,985	22,380

	44,752	39,628	42,791
Income tax benefit	11,073	8,496	9,264

	$33,679	$31,132	$33,527

        The increase in income tax benefit in fiscal 2017 was primarily due to the recognition of excess tax benefits in connection with the Company's adoption of ASU 2016-09, offset in part by an adjustment in the deferred tax asset due to the recent tax reform. The Company had approximately $61.7 million of total unrecognized compensation costs related to granted stock options and awards as of December 30, 2017 that are expected to be recognized over a weighted-average period of approximately 2.0 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

        As of December 30, 2017, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2000 Stock Incentive Plan	15
2009 Stock Incentive Plan	2,827
2009 Employee Stock Purchase Plan	1,208

Total shares reserved	4,050

13. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.5 million, $3.4 million and $3.3 million to the 401(k) Plan during fiscal 2017, 2016 and 2015, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

14. Commitments and Contingencies

Operating Leases

        The Company leases certain facilities under operating lease agreements that expire at various dates through 2025. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

        Rent expense under operating leases was $5.5 million, $4.7 million and $4.6 million and for fiscal 2017, 2016 and 2015, respectively. The minimum annual future rentals under the terms of these leases as of December 30, 2017 are as follows (in thousands):

Fiscal Year
2018	$5,807
2019	4,278
2020	3,539
2021	3,016
2022	2,804
Thereafter	5,416

Total minimum lease payments	$24,860

Investment Commitment

        As of December 30, 2017, the Company had an unfunded commitment to invest up to $10.0 million in a limited partnership. The investment will be accounted for using the equity method and recorded in other assets, net in the Consolidated Balance Sheet when it is funded.

Litigation

  Patent Litigation

        On January 28, 2014, Cresta Technology Corporation ("Cresta Technology"), a Delaware corporation, filed a lawsuit against the Company (among others) in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the "Cresta Patents"). Cresta Technology declared bankruptcy in 2016. One of its creditors, DBD Credit Funding LLC ("DBD") and/or CF Crespe LLC (the "Cresta Successors") assumed ownership of the Cresta Patents and has substituted in for Cresta Technology in related proceedings.

        The Delaware proceedings are currently stayed. In 2014 and 2015, the Company challenged the validity of two sets of claims in the Cresta Patents at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). In each respective proceeding, the PTAB found the reviewed claims to be invalid. The Federal Circuit Court of Appeals affirmed both determinations.

        On July 16, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents. A motion to substitute the Cresta Successors as defendants in lieu of Cresta Technology is pending.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

14. Commitments and Contingencies (Continued)

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

16. Income Taxes

U.S. Tax Reform

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2017, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years (the "Transition Tax"). The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries and a new provision designed to tax global intangible low-taxed income ("GILTI").

        In connection with its initial analysis of the impact of the Tax Act, the Company has recorded a net tax expense of $26.3 million in fiscal 2017 which primarily consists of a net expense for the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

16. Income Taxes (Continued)

Transition Tax of $54.4 million as well as a net expense of $21.8 million related to the revaluation of the Company's deferred tax assets and liabilities. These net expense items are partially offset by a benefit of $39.4 million realized primarily as a result of the write off of a deferred tax liability that the Company had previously recorded for anticipated future earnings of one of its foreign subsidiaries related to the treatment of stock-based compensation in the Company's intercompany cost-sharing arrangement. In addition, these net expense items were also offset by a benefit of $10.5 million for the release of valuation allowances related to certain U.S. federal tax attributes that are now expected to be fully utilized.

        The Company has not completed its accounting for the income tax effects of the Tax Act. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with SEC Staff Accounting Bulletin No. 118. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.

        The Company's accounting for the following elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, has recorded provisional amounts as follows:

    Revaluation of deferred tax assets and liabilities:    The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. In addition, the Tax Act makes certain changes to the depreciation rules and implements new limits on the deductibility of certain executive compensation. The Company has evaluated these changes and has recorded a provisional decrease to net deferred tax assets of $21.8 million with a corresponding increase to deferred tax expense. The Company is still completing its calculation of the impact of these changes on its deferred tax balances.

    100% dividends received deduction:    Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Prior to enactment of the Tax Act, while the Company had asserted indefinite reinvestment of the foreign earnings of its foreign subsidiaries, in 2015, the Company began accruing a deferred tax liability for future earnings to be generated by one of its foreign subsidiaries upon resolution of the Altera case. The deferred tax liability was accrued in order to provide for the future U.S. tax cost of such earnings as these future earnings were not considered by the Company to be indefinitely reinvested. Under the Tax Act, these future earnings should not be subject to U.S. tax and therefore, the Company has released the deferred tax liability for this item. This release resulted in an increase to the net deferred tax asset of $39.4 million with a corresponding deferred tax benefit. The Company believes this is a reasonable estimate of the impact of the Tax Act but considers the release of this deferred tax liability as provisional pending further interpretation and guidance regarding how to account for certain aspects of the Tax Act.

    Transition Tax on unrepatriated foreign earnings:    The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

16. Income Taxes (Continued)

    Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the Transition Tax and has recorded a provisional Transition Tax expense of $54.4 million. The Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax to complete its calculation of E&P as well as the final determination of non-U.S. income taxes paid.

    Valuation allowances:    The Company must assess whether its valuation allowance analyses for deferred tax assets are affected by various aspects of the Tax Act (e.g., deemed repatriation of deferred foreign income, future GILTI inclusions, new categories of foreign tax credits). Since, as discussed herein, the Company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. Prior to 2017, the Company had recorded valuation allowances for certain tax attributes that the Company estimated were not more likely than not to be utilized prior to their expiration. Based on a preliminary review of its 2017 and future taxable income, the Company has recorded a provisional release of valuation allowance in the amount of $10.5 million with a corresponding deferred tax benefit.

        The Company's accounting for the following elements of the Tax Act is incomplete, and it has not yet been able to make reasonable estimates of the effects of these items. Therefore, no provisional amounts were recorded.

    Global intangible low taxed income ("GILTI"):    The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the ASC 740 treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

    Indefinite reinvestment assertion:    Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. While the Company has accrued the Transition Tax on the deemed repatriated earnings that were previously indefinitely reinvested, the Company was unable to determine a reasonable estimate of the remaining tax liability, if any, under the Tax Act for its remaining outside basis

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

16. Income Taxes (Continued)

    differences or evaluate how the Tax Act will affect the Company's existing accounting position to indefinitely reinvest unremitted foreign earnings. Therefore, the Company has not included a provisional amount for this item in its financial statements for fiscal 2017. The Company will record amounts as needed for this item beginning in the first reporting period during the measurement period in which the Company obtains necessary information and is able to analyze and prepare a reasonable estimate.

        Income before income taxes includes the following components (in thousands):

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Domestic	$9,700	$4,313	$2,249
Foreign	67,203	60,183	28,014

	$76,903	$64,496	$30,263

        The provision for income taxes consists of the following (in thousands):

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Current:
Domestic	$48,947	$2,639	$951
Foreign	7,077	4,421	3,015

Total Current	56,024	7,060	3,966
Deferred:
Domestic	(25,760)	(2,430)	(5,825)
Foreign	(453)	(1,628)	2,536

Total Deferred	(26,213)	(4,058)	(3,289)

Provision for income taxes	$29,811	$3,002	$677

        The current domestic provision for income taxes of $48.9 million includes a one-time amount payable for the net Transition Tax of $42.6 million. Under the provisions of the Tax Act, a company is permitted to elect to pay this liability over an eight year period without interest. The Company plans to make that election. The Company currently estimates that $3.4 million of this Transition Tax liability will be paid within the next twelve months.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

16. Income Taxes (Continued)

        The reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Federal statutory rate	35.0%	35.0%	35.0%
Foreign tax rate benefit	(25.2)	(27.2)	(30.7)
Research and development tax credits	(4.5)	(4.1)	(5.6)
Release of prior year unrecognized tax benefits	(0.6)	(1.7)	(1.9)
Excess officer compensation	1.5	1.4	3.2
Change in cost-sharing treatment of stock-based compensation	5.2	(0.5)	(7.1)
Excess tax benefit of stock-based compensation	(5.6)	—	—
Change in prior period valuation allowance	(1.3)	(0.6)	8.8
Transition tax on unremitted foreign earnings	70.8	—	—
Revaluation of deferred tax balances	28.2	—	—
Other deferred tax impacts of tax reform	(64.8)	—	—
Other	0.1	2.4	0.5

Effective Tax Rate	38.8%	4.7%	2.2%

        The effective tax rate for fiscal 2017 increased from fiscal 2016 primarily due to the one-time Transition Tax on unrepatriated earnings of certain foreign subsidiaries as a result of the enactment of the Tax Act. Additional tax expense was also recognized for the revaluation of the Company's deferred tax assets and liabilities. These increases in tax expense were partially offset by the release of a deferred tax liability related to future foreign earnings expected under the Company's intercompany cost-sharing arrangement, as well as a decrease in the valuation allowance established on federal research and development tax credits.

        The effective tax rate for fiscal 2016 increased from fiscal 2015 primarily due to fiscal 2015 including a net benefit from a change in the tax accounting treatment of stock-based compensation in a cost-sharing arrangement following a U.S. Tax Court case (Altera). The increase in the effective tax rate was offset by a reduction in the prior period valuation allowance.

        On July 27, 2015, the U.S. Tax Court (the "Court") issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was entered by the Court on December 1, 2015. In its opinion, the Court accepted Altera's position of excluding stock-based compensation from its cost-sharing arrangement and concluded that the related U.S. Treasury Regulations were invalid. In February 2016, the U.S. Internal Revenue Service (the "IRS") appealed the decision to the U.S Court of Appeals for the Ninth Circuit. Although the IRS has appealed the decision, and the U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations, based on the facts and circumstances of the Tax Court Case, the Company believes that it is more likely than not that the Tax Court decision will be upheld. As of the end of fiscal 2017, after revaluation to the new U.S. federal tax rate under the Tax Act, the Company's financial statements reflect a deferred tax asset for this item of $22.0 million. Also as a result of the enactment of the Tax Act, the Company has

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

16. Income Taxes (Continued)

reversed the deferred tax liability of $39.4 million it had previously recorded for the U.S. tax cost of potential repatriation of the associated foreign earnings. The Company will continue to monitor ongoing developments and potential impacts to its Consolidated Financial Statements.

        The Company's operations in Singapore are subject to reduced tax rates through June 30, 2019, as long as certain conditions are met. Without the impact of the one-time Transition Tax, the income tax benefit from the reduced Singapore tax rate reflected in earnings was approximately $11.0 million (representing $0.25 per diluted share) in fiscal 2017, approximately $7.7 million (representing $0.18 per diluted share) in fiscal 2016 and approximately $14.4 million (representing $0.34 per diluted share) in fiscal 2015.

Deferred Income Taxes

        Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of the Company's deferred taxes as of December 30, 2017 and December 31, 2016 are as follows (in thousands):

	December 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$12,925	$21,187
Research and development tax credit carryforwards	12,322	15,068
Stock-based compensation	5,256	7,396
Capitalized research and development	3,468	6,802
Deferred income on shipments to distributors	7,070	9,338
Expected future cost-sharing adjustment	19,961	29,719
Accrued liabilities and other	8,620	11,321

	69,622	100,831
Less: Valuation allowance	(6,518)	(12,361)

	63,104	88,470
Deferred tax liabilities:
Acquired intangible assets	13,884	25,785
Depreciation and amortization	1,274	2,939
Unremitted foreign earnings for expected future cost-sharing adjustment	—	31,165
Convertible debt	10,351	—
Prepaid expenses and other	1,421	3,069

	26,930	62,958

Net deferred tax assets	$36,174	$25,512

        As of December 30, 2017, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $37.5 million and $1.9 million, respectively, as a result of the Silicon Clocks, Spectra Linear and Ember acquisitions. These carryforwards expire in fiscal

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

16. Income Taxes (Continued)

years 2020 through 2031. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        As of December 30, 2017, the Company had foreign net operating loss carryforwards of approximately $9.6 million as a result of the Energy Micro acquisition. These loss carryforwards do not expire and recognition is not subject to an annual limit.

        The Company also had state loss, state tentative minimum tax credit, and research and development tax credit carryforwards of approximately $44.1 million, $0.1 million, and $13.4 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates, Silicon Clocks, Spectra Linear, Ember and Zentri acquisitions. Certain of these carryforwards expire in fiscal years 2018 through 2036, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. As of December 30, 2017, the Company maintains a valuation allowance with respect to certain deferred tax assets relating primarily to state research and development tax credit and net operating loss carryforwards.

Uncertain Tax Positions

        The following table summarizes the activity related to gross unrecognized tax benefits (in thousands):

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Beginning balance	$3,054	$3,610	$3,929
Additions based on tax positions related to current year	456	439	432
Additions based on tax positions related to prior years	114	99	—
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(437)	(1,094)	(751)

Ending balance	$3,187	$3,054	$3,610

        As of December 30, 2017, December 31, 2016 and January 2, 2016, the Company had gross unrecognized tax benefits of $3.2 million, $3.0 million and $3.6 million, respectively, of which $3.2 million, $2.2 million and $3.2 million, respectively, would affect the effective tax rate if recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for fiscal years 2017, 2016 and 2015.

        The Norwegian Tax Administration ("NTA") has completed its examination of the Company's Norwegian subsidiary for income tax matters relating to fiscal years 2013, 2014, 2015 and 2016. The Company received a final assessment from the NTA in December 2017 concerning an adjustment to its

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

16. Income Taxes (Continued)

2013 taxable income related to the pricing of an intercompany transaction. The adjustment to 2013 taxable income would result in additional Norwegian tax of approximately $30.0 million, excluding interest and penalties. The Company disagrees with the NTA's assessment and believes the Company's position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies. The Company believes that it is likely that the NTA will request a payment of approximately $15 million in 2018 during the appeal process.

        The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter; however, such an outcome could have a material impact on its financial statements.

        Tax years 2013 through 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction, except Norway.

        The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $1.8 million in the next 12 months due to the lapse of the statute of limitations applicable to tax deductions and tax credits claimed on prior year tax returns.

17. Segment Information

        The Company has one operating segment, mixed-signal analog intensive products, consisting of numerous product areas. The Company's chief operating decision maker is considered to be its Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

        The Company groups its products into four categories, based on the markets and applications in which the products may be used. The following summarizes the Company's revenue by product category (in thousands):

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Internet of Things	$395,012	$314,614	$262,329
Broadcast	152,980	157,746	161,787
Infrastructure	152,158	147,677	121,974
Access	68,717	77,589	98,736

Total	$768,867	$697,626	$644,826

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 30, 2017 (Continued)

17. Segment Information (Continued)

        Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
United States	$112,574	$94,583	$96,959
China	307,748	291,974	281,306
Rest of world	348,545	311,069	266,561

Total	$768,867	$697,626	$644,826

        The following summarizes the Company's property and equipment, net by geographic area (in thousands):

	December 30, 2017	December 31, 2016
United States	$119,746	$124,163
Rest of world	7,936	5,396

Total	$127,682	$129,559

Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2017 and 2016 is as follows. All quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$201,018	$198,723	$190,098	$179,028
Gross margin	119,264	116,574	113,192	105,161
Operating income	26,390	24,968	20,934	12,682
Net income (loss)	$(4,852)	$19,949	$16,569	$15,426
Earnings (loss) per share:
Basic	$(0.11)	$0.47	$0.39	$0.37
Diluted	$(0.11)	$0.46	$0.38	$0.36

	Fiscal 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$182,610	$178,083	$174,908	$162,025
Gross margin	109,476	108,203	108,294	95,531
Operating income	20,083	21,732	17,614	6,848
Net income	$20,109	$20,018	$15,559	$5,808
Earnings per share:
Basic	$0.48	$0.48	$0.37	$0.14
Diluted	$0.47	$0.47	$0.37	$0.14