Form 10-Q
period 2018-03-31
SILICON LABORATORIES INC
filed 2018-04-25
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 17, 2018, 43,231,069 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$342,272	$269,366
Short-term investments	417,867	494,657
Accounts receivable, net	75,122	71,367
Inventories	76,505	73,132
Prepaid expenses and other current assets	64,555	39,120
Total current assets	976,321	947,642
Property and equipment, net	129,894	127,682
Goodwill	288,227	288,227
Other intangible assets, net	76,716	83,144
Other assets, net	94,837	88,387
Total assets	$1,565,995	$1,535,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,068	$38,851
Deferred revenue and returns liability	25,426	—
Deferred income on shipments to distributors	—	50,115
Other current liabilities	69,310	73,359
Total current liabilities	144,804	162,325
Convertible debt	345,049	341,879
Other non-current liabilities	75,567	77,862
Total liabilities	565,420	582,066
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 43,227 and 42,707 shares issued and outstanding at March 31, 2018 and December 30, 2017, respectively	4	4
Additional paid-in capital	98,396	102,862
Retained earnings	904,160	851,307
Accumulated other comprehensive loss	(1,985)	(1,157)
Total stockholders’ equity	1,000,575	953,016
Total liabilities and stockholders’ equity	$1,565,995	$1,535,082

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenues	$205,384	$179,028
Cost of revenues	81,147	73,867
Gross margin	124,237	105,161
Operating expenses:
Research and development	54,828	52,324
Selling, general and administrative	45,694	40,155
Operating expenses	100,522	92,479
Operating income	23,715	12,682
Other income (expense):
Interest income and other, net	3,202	576
Interest expense	(4,883)	198
Income before income taxes	22,034	13,456
Provision (benefit) for income taxes	(4,371)	(1,970)

Net income	$26,405	$15,426

Earnings per share:
Basic	$0.61	$0.37
Diluted	$0.60	$0.36

Weighted-average common shares outstanding:
Basic	42,963	42,096
Diluted	43,918	43,030

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$26,405	$15,426
Other comprehensive loss, before tax:
Net changes to available-for-sale securities:
Unrealized gain (losses) arising during the period	(757)	245
Reclassification for losses included in net income	49	—

Net changes to cash flow hedges:
Unrealized losses arising during the period	(24)	—
Reclassification for gains included in net income	—	(1,808)

Other comprehensive loss, before tax	(732)	(1,563)

Benefit from income taxes	(154)	(546)

Other comprehensive loss	(578)	(1,017)

Comprehensive income	$25,827	$14,409

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Operating Activities
Net income	$26,405	$15,426
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	3,704	3,596
Amortization of other intangible assets and other assets	6,427	6,752
Amortization of debt discount and debt issuance costs	3,169	869
Stock-based compensation expense	12,192	10,486
Deferred income taxes	(4,780)	(4,059)
Changes in operating assets and liabilities:
Accounts receivable	(3,307)	(1,252)
Inventories	(3,368)	(1,636)
Prepaid expenses and other assets	(17,169)	6,708
Accounts payable	13,030	5,565
Other current liabilities and income taxes	(9,643)	(2,944)
Deferred income, deferred revenue and returns liability	(2,599)	4,038
Other non-current liabilities	(1,849)	(1,536)
Net cash provided by operating activities	22,212	42,013

Investing Activities
Purchases of available-for-sale investments	(52,821)	(267,777)
Sales and maturities of available-for-sale investments	128,975	25,595
Purchases of property and equipment	(4,102)	(4,543)
Purchases of other assets	(4,698)	(1,446)
Acquisition of business, net of cash acquired	—	(13,658)
Net cash provided by (used in) investing activities	67,354	(261,829)

Financing Activities
Proceeds from issuance of long-term debt, net	—	390,000
Payments on debt	—	(72,500)
Payment of taxes withheld for vested stock awards	(17,871)	(13,553)
Proceeds from the issuance of common stock	1,211	162
Net cash provided by (used in) financing activities	(16,660)	304,109

Increase in cash and cash equivalents	72,906	84,293
Cash and cash equivalents at beginning of period	269,366	141,106
Cash and cash equivalents at end of period	$342,272	$225,399

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at March 31, 2018 and December 30, 2017, the condensed consolidated results of its operations for the three months ended March 31, 2018 and April 1, 2017, the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and April 1, 2017, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 30, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on January 31, 2018.

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2018 will have 52 weeks and fiscal 2017 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, goodwill, acquired intangible assets, investments in auction-rate securities, other long-lived assets, revenue recognition, stock-based compensation and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Adoption of New Revenue Accounting Standard

The Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, on December 31, 2017, the first day of its fiscal year ending December 29, 2018. The Company elected the modified retrospective method of adoption which only applies to those contracts which were not completed as of December 31, 2017. Prior periods have not been adjusted. In connection with its adoption of ASC 606, the Company recorded a cumulative-effect adjustment to retained earnings of $26.2 million on December 31, 2017. The following reflects the material changes recorded in connection with the cumulative-effect adjustment (in thousands):

Financial Statement Line Item	Increase (Decrease)
Accounts receivable, net	$230
Prepaid expenses and other current assets	$7,579
Other assets, net	$(2,282)
Deferred revenue and returns liability	$27,806
Deferred income on shipments to distributors	$(50,115)
Other current liabilities	$1,641
Retained earnings	$26,195

The following presents the amounts by which financial statement line items were affected in the current period due to the adoption of ASC 606 (in thousands):

Financial Statement Line Item*	Increase (Decrease)

Condensed Consolidated Statements of Income	Three Months Ended March 31, 2018
Revenues	$698
Cost of revenues	$(250)
Net income	$390

Earnings per share:
Basic	$0.01
Diluted	$0.01

Condensed Consolidated Balance Sheet**	March 31, 2018
Prepaid expenses and other current assets	$5,425
Other assets, net	$(2,952)
Deferred revenue and returns liability	$25,426
Deferred income on shipments to distributors	$(52,051)
Other current liabilities	$2,636
Retained earnings	$26,585

*   Excludes line items that were not materially affected by the Company’s adoption of ASC 606. The adoption had no impact to cash provided by or used in net operating, investing or financing activities in the Condensed Consolidated Statements of Cash Flows.

** Balance sheet line item amounts include the cumulative-effect adjustment recorded on December 31, 2017.

The primary impact of the Company’s adoption of ASC 606 resulted from the acceleration of the timing of revenue recognition on sales to distributors. The Company previously deferred revenue and cost of revenue on such sales until the distributors sold the product to the end customers. The Company now recognizes revenue at the time of sale to the distributor provided all other revenue recognition criteria have been met. The Company records a right of return asset and a returns liability in place of the deferred income on shipments to distributors previously recorded under ASC 605.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Performance Obligations

Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit (IC) products. Such sales represent a single performance obligation because the sale is one type of good (e.g. an IC) or includes multiple goods that are neither capable of being distinct nor separable from the other promises in the contract (e.g. an IC embedded with software). This performance obligation is satisfied when control of the product is transferred to the customer, which typically occurs upon delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. As allowed under ASC 606, the Company has opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

The Company’s products carry a one-year replacement warranty. The replacement warranty promises customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, the Company accounts for such warranties under ASC 460, Guarantees, and not as a separate performance obligation.

Transaction Price

The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to distributors under agreements allowing certain rights of return, referred to as stock rotation, and credits issued to the distributor due to price protection. Stock rotation allows distributors limited levels of returns and is based on the distributor’s prior purchases. Price protection represents price discounts granted to certain distributors and is based on negotiations on sales to end customers.

The Company estimates variable consideration at the most likely amount to which it expects to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available to the Company, including recent sales activity and pricing data. The Company applies a constraint to its variable consideration estimate which considers both the likelihood of a return and the amount of a potential price concession.

Variable consideration that does not meet revenue recognition criteria is deferred. The Company records a right of return asset for the costs of distributor inventory not meeting revenue recognition criteria.  A corresponding deferred revenue and returns liability is recorded for unrecognized revenue associated with such costs.

Contract Balances

Accounts receivable represents the Company’s unconditional right to receive consideration from its customer. Payments are typically due within 30 days of invoicing and do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the Condensed Consolidated Balance Sheet in any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company early adopted this ASU on December 31, 2017. The adoption did not have a material impact on its financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objectives of this ASU are to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company early adopted this ASU on December 31, 2017. The adoption did not have a material impact on its financial statements.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$26,405	$15,426

Shares used in computing basic earnings per share	42,963	42,096

Effect of dilutive securities:
Stock options and other stock-based awards	955	934
Shares used in computing diluted earnings per share	43,918	43,030

Earnings per share:
Basic	$0.61	$0.37
Diluted	$0.60	$0.36

For the three months ended March 31, 2018 and April 1, 2017, approximately 0.0 million and 0.3 million shares, respectively, consisting of restricted stock awards (RSUs), market stock awards (MSUs) and stock options, were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. As of March 31, 2018, approximately 0.1 million shares were included in the denominator for the calculation of diluted earnings per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements at March 31, 2018 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$111,866	$—	$—	$111,866
Corporate debt securities	—	9,419	—	9,419
Government debt securities	24,997	—	—	24,997
Total cash equivalents	$136,863	$9,419	$—	$146,282

Short-term investments:
Government debt securities	$65,239	$219,493	$—	$284,732
Corporate debt securities	—	133,135	—	133,135
Total short-term investments	$65,239	$352,628	$—	$417,867

Other assets, net:
Auction rate securities	$—	$—	$5,609	$5,609
Total	$—	$—	$5,609	$5,609

Total	$202,102	$362,047	$5,609	$569,758

	Fair Value Measurements at December 30, 2017 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$106,047	$—	$—	$106,047
Corporate debt securities	—	11,231	—	11,231
Government debt securities	53,615	1,453	—	55,068
Total cash equivalents	$159,662	$12,684	$—	$172,346

Short-term investments:
Government debt securities	$94,575	$228,247	$—	$322,822
Corporate debt securities	—	171,835	—	171,835
Total short-term investments	$94,575	$400,082	$—	$494,657

Other assets, net:
Auction rate securities	$—	$—	$5,681	$5,681
Total	$—	$—	$5,681	$5,681

Total	$254,237	$412,766	$5,681	$672,684

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Valuation methodology

The Company’s cash equivalents and short-term investments that are classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Investments classified as Level 3 are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company’s inability to liquidate the securities. The Company’s derivative instruments are valued using discounted cash flow models. The assumptions used in preparing the valuation models include foreign exchange rates, forward and spot prices for currencies, and market observable data of similar instruments.

Available-for-sale investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at March 31, 2018 (in thousands):

	Cost	Fair Value
Due in one year or less	$338,056	$337,433
Due after one year through ten years	135,923	134,453
Due after ten years	98,269	97,872
	$572,248	$569,758

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of March 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$182,320	$(1,059)	$4,432	$(10)	$186,752	$(1,069)
Corporate debt securities	120,303	(929)	11,327	(100)	131,630	(1,029)
Auction rate securities	—	—	5,609	(391)	5,609	(391)
	$302,623	$(1,988)	$21,368	$(501)	$323,991	$(2,489)

	Less Than 12 Months		12 Months or Greater		Total
As of December 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$244,880	$(931)	$3,027	$(15)	$247,907	$(946)
Corporate debt securities	151,149	(447)	11,578	(73)	162,727	(520)
Auction rate securities	—	—	5,681	(319)	5,681	(319)
	$396,029	$(1,378)	$20,286	$(407)	$416,315	$(1,785)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The gross unrealized losses as of March 31, 2018 and December 30, 2017 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046 at March 31, 2018. The Company is unable to predict if these funds will become available before their maturity date.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of March 31, 2018, the Company has determined that no other-than-temporary impairment losses existed.

At March 31, 2018 and December 30, 2017, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at March 31, 2018 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,609	Discounted cash flow	Estimated yield	2.22%

		Expected holding period	10 years

		Estimated discount rate	3.63%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the activity in Level 3 financial instruments for the three months ended March 31, 2018 (in thousands):

Assets

Auction Rate Securities	Three Months Ended
Beginning balance	$5,681
Loss included in other comprehensive loss	(72)
Balance at March 31, 2018	$5,609

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of March 31, 2018 and December 30, 2017, the fair value of the convertible senior notes was $457.4 million and $466.2 million, respectively.

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

Cash Flow Hedges

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive loss in the Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the contracts at the time of termination.

The Company entered into foreign currency forward contracts in March 2018 for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of March 31, 2018, the contracts had maturities of one to twelve months and an aggregate notional value of $8.3 million. The fair value of the contracts was not material as of March 31, 2018. Contract losses recognized in other comprehensive income during the three months ended March 31, 2018 as well as losses expected to be reclassified into earnings in the next 12 months were not material. There were no amounts reclassified from accumulated other comprehensive loss into earnings during the three months ended March 31, 2018.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Interest Rate Swaps

The Company entered into an interest rate swap agreement with an original notional value of $72.5 million in connection with its Credit Facility in July 2016. The Company terminated the swap agreement on March 6, 2017, which resulted in the reclassification of $1.8 million of unrealized gains that were previously recorded in accumulated other comprehensive loss into earnings during the three months ended April 1, 2017.

Non-designated Hedges

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes gains and losses on the foreign currency forward contracts in interest income and other, net in the Consolidated Statement of Income in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability. The Company does not apply hedge accounting to these foreign currency forward contracts.

As of March 31, 2018 and April 1, 2017, the Company held one foreign currency forward contract denominated in the Norwegian Krone with a notional value of $2.6 million and $4.0 million, respectively. The fair value of the contracts was not material as of March 31, 2018 or April 1, 2017. The contract held as of March 31, 2018 has a maturity date of June 28, 2018 and it was not designated as a hedging instrument.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended
Loss Recognized in Income	March 31, 2018	April 1, 2017	Location
Foreign currency forward contracts	$(123)	$(94)	Interest income and other, net

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	March 31, 2018	December 30, 2017
Work in progress	$52,566	$46,698
Finished goods	23,939	26,434
	$76,505	$73,132

6. Acquisitions

Z-Wave

On April 18, 2018, the Company completed the acquisition of the Z-Wave business from Sigma Designs, Inc. for $240 million in cash. Z-Wave is an Internet of Things (IoT) technology for smart home solutions. The Company will record the purchase using the acquisition method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of the Z-Wave operations will be included in the Company’s consolidated results of operations beginning on the date of the acquisition. The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed. The Company expects to complete its preliminary purchase price allocation in the second quarter of fiscal 2018.

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

The Notes are convertible at an initial conversion rate of 10.7744 shares of common stock per $1,000 principal amount of the Notes, or approximately 4.3 million shares of common stock, which is equivalent to a conversion price of approximately $92.81 per share. The conversion rate is subject to adjustment under certain circumstances. Holders may convert the Notes under the following circumstances: during any calendar quarter after the calendar quarter ended on June 30, 2017 if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes; during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the Notes are called for redemption; or at any time after December 1, 2021. The Company may redeem all or any portion of the Notes, at its option, on or after March 6, 2020, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. Upon conversion, the Notes may be settled in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election.

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

The carrying amount of the Notes consisted of the following (in thousands):

	March 31, 2018	December 30, 2017
Liability component
Principal	$400,000	$400,000
Unamortized debt discount	(47,745)	(50,499)
Unamortized debt issuance costs	(7,206)	(7,622)
Net carrying amount	$345,049	$341,879

Equity component
Net carrying amount	$57,735	$57,735

The liability component of the Notes is recorded in convertible debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of March 31, 2018, the remaining period over which the debt discount and debt issuance costs will be amortized was 3.9 years.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Interest expense related to the Notes was comprised of the following (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Contractual interest expense	$1,390	$382
Amortization of debt discount	2,753	754
Amortization of debt issuance costs	416	115
	$4,559	$1,251

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

The Second Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of March 31, 2018, the Company was in compliance with all covenants of the Second Amended Credit Agreement. The Company’s obligations under the Second Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.  Commitments and Contingencies

Securities Litigation

On March 15, 2018, a purported class action lawsuit was filed by Ann Noyes on behalf of the stockholders of Sigma Designs, Inc. in the United States District Court in the Northern District of California against Sigma Designs, certain current and former Sigma Designs board members and the Company (collectively, the “Defendants”). The lawsuit alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 arising out Sigma Designs’ attempt to sell its Z-Wave business to the Company. The lawsuit claims that the Defendants filed a materially incomplete and misleading preliminary proxy statement in connection with the proposed sale of the Z-Wave business. The lawsuit seeks to certify the class, enjoin the sale of the Z-Wave business, award rescissory damages if the sale is consummated, and award unspecified damages and other relief. At this time, the Company cannot predict the outcome of this matter or the resulting financial impact to it, if any.

Patent Litigation

On January 28, 2014, Cresta Technology Corporation (“Cresta Technology”), a Delaware corporation, filed a lawsuit against the Company (among others) in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the “Cresta Patents”). Cresta Technology declared bankruptcy in 2016. One of its creditors, DBD Credit Funding LLC (“DBD”) and/or CF Crespe LLC (the “Cresta Successors”) assumed ownership of the Cresta Patents and has substituted in for Cresta Technology in related proceedings.

In 2014 and 2015, the Company challenged the validity of two sets of claims in the Cresta Patents at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). In each respective proceeding, the PTAB found the reviewed claims to be invalid. The Federal Circuit Court of Appeals affirmed both determinations. The U.S. District Court dismissed the Delaware proceedings without prejudice on April 3, 2018.

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

9. Stockholders’ Equity

Common Stock

The Company issued 0.5 million shares of common stock during the three months ended March 31, 2018.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
October 2017	December 2018	$100,000
January 2017	December 2017	$100,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2018 or April 1, 2017.

Reclassifications From Accumulated Other Comprehensive Loss

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive loss (in thousands):

	Three Months Ended
Reclassification	March 31, 2018	April 1, 2017
Losses on available-for-sales securities to:
Interest income and other, net	$(49)	$—

Gains on cash flow hedges to:
Interest expense	—	1,808
	(49)	1,808

Income tax expense (benefit)	10	(633)

Total reclassifications	$(39)	$1,175

10. Revenues

The Company groups its revenues into four categories, based on the markets and applications in which its products may be used. The following disaggregates the Company’s revenue by product category (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017 (1)
Internet of Things	$103,091	$87,848
Infrastructure	49,420	35,981
Broadcast	36,065	37,328
Access	16,808	17,871
Revenues	$205,384	$179,028

(1)         Under the modified retrospective method, prior period amounts have not been adjusted.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company recognized revenue of $12.7 million during the three months ended March 31, 2018 from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017 (1)
Distributors	$150,271	$125,743
Direct customers	55,113	53,285
Revenues	$205,384	$179,028

(1)         Under the modified retrospective method, prior period amounts have not been adjusted.

11. Stock-Based Compensation

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Cost of revenues	$296	$258
Research and development	5,769	5,246
Selling, general and administrative	6,127	4,982
	12,192	10,486
Income tax benefit	5,219	5,282
	$6,973	$5,204

The Company had approximately $93.8 million of total unrecognized compensation costs related to granted stock options and awards as of March 31, 2018 that are expected to be recognized over a weighted-average period of approximately 2.3 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $(4.4) million and $(2.0) million for the three months ended March 31, 2018 and April 1, 2017, resulting in effective tax rates of (19.8)% and (14.6)%, respectively. The effective tax rate for the three months ended March 31, 2018 decreased from the prior period primarily due to a decrease in the U.S. statutory tax rate from 35% to 21% as well as a release of prior year unrecognized tax benefits in the current period. These decreases were partially offset by a decrease in the foreign tax rate benefit as well as a decrease in the impact of excess tax benefits from stock-based compensation.

U.S. Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries previously deferred from tax and creates a new provision designed to tax global intangible low-taxed income (“GILTI”).  Also on December 22, 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides for a measurement period of up to one year from the enactment for companies to complete their accounting for the Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.

At March 31, 2018, the Company has not completed its accounting for the tax effects of the Act but has made reasonable estimates of the effects on the re-measurement of its deferred tax assets and liabilities as well as its transition tax liability. During the three month period ended March 31, 2018, the Company recognized immaterial adjustments to the provisional amounts recorded at December 30, 2017 and included these adjustments as a component of tax expense from continuing operations. The Company has not yet fully collected all necessary data to complete its analysis of the effect of the Act on its deferred tax assets and liabilities and is awaiting additional guidance to complete its analysis. Therefore, the Company has not yet completed its accounting of the re-measurement of its deferred tax assets and liabilities. Additionally, the Company has not yet collected and analyzed all necessary tax and earnings data of its foreign operations and therefore, the Company has also not yet completed its accounting for the income tax effects of the transition tax. The Company will continue to make and refine its calculations as additional analysis is completed.

In other cases, the Company  has not been able to make a reasonable estimate and therefore continues to account for those items based in its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment of the Act.

The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet made its accounting policy election. At March 31, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

Additionally, while the Act has applied a tax on accumulated foreign earnings as of the end of fiscal 2017, the Company is still evaluating whether to continue to apply the exception under ASC 740-30-25-18 to the presumption of repatriation of foreign earnings. As a result, the Company has not provided an estimate of the taxes associated with the reversal of this exception. The Company is analyzing the impact of a change in this presumption but until completing its analysis, the Company continues to apply the exception under ASC 740-30-25-18.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Uncertain Tax Positions

As of March 31, 2018, the Company had gross unrecognized tax benefits of $2.6 million, of which $2.0 million would affect the effective tax rate if recognized. During the three months ended March 31, 2018, the Company released $1.5 million of unrecognized tax benefits as a result of a lapse in the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. These amounts were not material for any of the periods presented.

The Norwegian Tax Administration (“NTA”) has completed its examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013, 2014, 2015 and 2016. The Company received a final assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The adjustment to 2013 taxable income would result in additional Norwegian tax of approximately $30 million, excluding interest and penalties. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies. The Company believes that it is likely that the NTA will request a payment of approximately $15 million in 2018 during the appeal process.

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

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $0.4 million in the next 12 months due to the lapse of the statute of limitations applicable to tax deductions and tax credits claimed on prior year tax returns.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2018 will have 52 weeks and fiscal 2017 had 52 weeks. Our first quarter of fiscal 2018 ended March 31, 2018. Our first quarter of fiscal 2017 ended April 1, 2017.

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

Current Period Highlights

Revenues increased $26.4 million in the recent quarter compared to the first quarter of fiscal 2017, primarily due to increased revenues from our IoT and Infrastructure products offset by decreased revenues from our Broadcast and Access products. Gross margin increased $19.1 million during the same period due primarily to increased product sales. Gross margin as a percent of revenues increased to 60.5% in the recent quarter compared to 58.7% in the first quarter of fiscal 2017 primarily due to variations in product mix. Operating expenses increased by $8.0 million in the recent quarter compared to the first quarter of fiscal 2017 due primarily to increased personnel-related expenses.

We ended the first quarter with $760.1 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $22.2 million during the recent three-month period. Accounts receivable was $75.1 million at March 31, 2018, representing 33 days sales outstanding (DSO). Inventory was $76.5 million at March 31, 2018, representing 85 days of inventory (DOI).

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. On April 18, 2018, we acquired the Z-Wave business of Sigma Designs, Inc.. Z-Wave is an IoT technology for smart home solutions. See Note 6, Acquisitions, to the Condensed Consolidated Financial Statements for additional information.

In the first three months of fiscal 2018, we introduced low-power PCI Express® (PCIe®) Gen 4 clock buffers for 1.5 V and 1.8 V applications; two new Power over Ethernet (PoE) Powered Device (PD) families for a wide range of IoT applications; new Tiny Gecko MCUs that extend battery life for IoT connected devices; and a new Wi-Fi® portfolio to simplify the design of power-sensitive, battery-operated Wi-Fi products. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the three months ended March 31, 2018, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Arrow Electronics, Edom Technology and Avnet, each represented more than 10% of our revenues during the three months ended March 31, 2018. There were no contract manufacturers that accounted for more than 10% of our revenues during the three months ended March 31, 2018.

During the first quarter of 2018, we consolidated our distribution relationships to a single global distributor, Arrow Electronics. We are maintaining our extensive network of regional distributor partners and etailers to complement our single global distributor partner. We anticipate this change to our distributor network will create greater efficiencies and contribute to both near and long-term revenue growth. We have also undertaken an initiative to increase our direct sales force in anticipation that this change will also drive future revenue growth.

The percentage of our revenues derived from outside of the United States was 81% during the three months ended March 31, 2018.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31, 2018	April 1, 2017

Revenues	100.0%	100.0%
Cost of revenues	39.5	41.3
Gross margin	60.5	58.7

Operating expenses:
Research and development	26.7	29.2
Selling, general and administrative	22.3	22.4
Operating expenses	49.0	51.6

Operating income	11.5	7.1

Other income (expense):
Interest income and other, net	1.6	0.3
Interest expense	(2.4)	0.1
Income before income taxes	10.7	7.5
Provision (benefit) for income taxes	(2.1)	(1.1)
Net income	12.8%	8.6%

Revenues

	Three Months Ended
(in millions)	March 31, 2018	April 1, 2017	Change	% Change
Internet of Things	$103.1	$87.8	$15.3	17.4%
Infrastructure	49.4	36.0	13.4	37.4%
Broadcast	36.1	37.3	(1.2)	(3.4)%
Access	16.8	17.9	(1.1)	(6.0)%
Revenues	$205.4	$179.0	$26.4	14.7%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $15.3 million for our IoT products, due primarily to increased demand for our wireless products.

•                  Increased revenues of $13.4 million for our Infrastructure products, due primarily to increased demand for our isolation products and timing products.

•                  Decreased revenues of $1.2 million for Broadcast products, due primarily to decreases in the market for our consumer products offset by increased demand for our automotive products.

•                  Decreased revenues of $1.1 million for our Access products, due primarily to decreased demand for our VoIP products and decreases in the market for such products.

Unit volumes of our products increased by 16.9% and average selling prices decreased by 1.9% compared to the three months ended April 1, 2017. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended
(in millions)	March 31, 2018	April 1, 2017	Change
Gross margin	$124.2	$105.2	$19.0
Percent of revenue	60.5%	58.7%	1.8%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $10.3 million for our Infrastructure products and $10.3 million for our Internet of Things products, offset by decreases in gross margin of $1.4 million for our Broadcast products and $0.2 million for our Access products. Gross margin increased during the recent period due primarily to increased product sales. Gross margin as a percent of revenues increased primarily due to a higher mix of Infrastructure products sold in the recent period.

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

Research and Development

	Three Months Ended
(in millions)	March 31, 2018	April 1, 2017	Change	% Change
Research and development	$54.8	$52.3	$2.5	4.8%
Percent of revenue	26.7%	29.2%

The increase in research and development expense in the recent three month period was primarily due to increases of $2.6 million for personnel-related expenses. The decrease in research and development expense as a percent of revenues in the recent three month period was due to our increased revenues. We expect that research and development expense will increase in absolute dollars in the second quarter of fiscal 2018 due to costs associated with increased headcount and costs incurred in connection with the acquisition of the Z-Wave business.

Selling, General and Administrative

	Three Months Ended
(in millions)	March 31, 2018	April 1, 2017	Change	% Change
Selling, general and administrative	$45.7	$40.2	$5.5	13.8%
Percent of revenue	22.3%	22.4%

The increase in selling, general and administrative expense in the recent three month period was primarily due to an increase of $5.3 million for personnel-related expenses. The decrease in selling, general and administrative expense as a percent of revenues in the recent three month period was due to our increased revenues. We expect that selling, general and administrative expense will increase in absolute dollars in the second quarter of fiscal 2018 due to costs associated with increased headcount and costs incurred in connection with the acquisition of the Z-Wave business.

Interest Income and Other, Net

Interest income and other, net for the three months ended March 31, 2018 was $3.2 million compared to $0.6 million for the three months ended April 1, 2017. The increase in interest income and other, net in the recent three month period was primarily due to increased interest income earned as a result of higher market interest rates and higher cash, cash equivalents and short-term investments balances and a gain of $1.0 million recorded in connection with a fair value adjustment to an equity investment.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $4.9 million compared to $(0.2) million for the three months ended April 1, 2017. The increase in interest expense in the recent three month period was primarily due to increased interest expense of $3.3 million on our convertible debt, including amortization of the debt discount and debt issuance costs, and a $2.0 million gain recorded in the prior three month period in connection with the termination of our interest rate swap agreement.

Provision (Benefit) for Income Taxes

	Three Months Ended
(in millions)	March 31, 2018	April 1, 2017	Change
Provision (benefit) for income taxes	$(4.4)	$(2.0)	$(2.4)
Effective tax rate	(19.8)%	(14.6)%

We have generated a tax benefit in both the three months ended March 31, 2018 and April 1, 2017 primarily due to the recognition of excess tax benefits from stock-based compensation. The effective tax rate for the three months ended March 31, 2018 decreased from the prior period primarily due to a decrease in the U.S. statutory tax rate from 35% to 21% as well as a release of prior year unrecognized tax benefits in the current period.  These decreases were partially offset by a decrease in the foreign tax rate benefit as well as a decrease in the impact of excess tax benefits from stock-based compensation.

The effective tax rates for each of the periods presented differ from the U.S. federal statutory tax rates of 21% and 35%, respectively, due to the amount of income earned in foreign jurisdictions where the tax rate may be higher or lower than the federal statutory tax rate, as well as other permanent items including research and development tax credits, and the tax effects of stock-based compensation.

Business Outlook

The following represents our business outlook for the second quarter of fiscal 2018.

Income Statement Item	Estimate

Revenues	$211 million to $217 million

Gross margin	58.5%

Operating expenses	$111.0 million

Effective tax rate	0.0%

Diluted earnings per share	$0.23 to $0.29

Liquidity and Capital Resources

Our principal sources of liquidity as of March 31, 2018 consisted of $760.1 million in cash, cash equivalents and short-term investments, of which approximately $567.0 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government bonds, international government bonds, international agency commercial paper and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds, commercial paper and certificates of deposit; and money market funds. Our long-term investments consisted of auction-rate securities. As of March 31, 2018, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. See Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Operating Activities

Net cash provided by operating activities was $22.2 million during the three months ended March 31, 2018, compared to net cash provided of $42.0 million during the three months ended April 1, 2017. Operating cash flows during the three months ended March 31, 2018 reflect our net income of $26.4 million, adjustments of $20.7 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $24.9 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $75.1 million at March 31, 2018 from $71.4 million at December 30, 2017. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 33 days at March 31, 2018 and 32 days at December 30, 2017.

Inventory increased to $76.5 million at March 31, 2018 from $73.1 million at December 30, 2017. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 85 days at March 31, 2018 and 81 days at December 30, 2017.

Investing Activities

Net cash provided by investing activities was $67.4 million during the three months ended March 31, 2018, compared to net cash used of $261.8 million during the three months ended April 1, 2017. The increase in cash inflows was principally due to a decrease of $318.3 million in net purchases of marketable securities and a net payment of $13.7 million for the acquisition of Zentri in the prior period. On April 18, 2018, we acquired the Z-Wave business from Sigma Designs for $240.0 million. See Note 6, Acquisitions, to the Condensed Consolidated Financial Statements for additional information.

We anticipate capital expenditures of approximately $34 to $38 million for fiscal 2018. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $16.7 million during the three months ended March 31, 2018, compared to net cash provided of $304.1 million during the three months ended April 1, 2017. The decrease in cash inflows was principally due to $390.0 million in net proceeds from the issuance of long-term debt during the three months ended April 1, 2017, offset by a decrease of $72.5 million in payments on debt. In October 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock from January 2018 through December 2018.

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

Revenue recognition — We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In order to achieve this core principle, we apply a five-step process. As part of this process, we analyze the performance obligations in a customer contract and estimate the consideration we expect to receive. The evaluation of performance obligations requires that we identify the promised goods and services in the contract. For contracts that contain more than one promised good and service, we then must determine whether the promises are capable of being distinct and if they are separately identifiable from other promises in the contract. Additionally, for our sales to distributors, we must estimate the impact that price adjustments and rights of return will have on consideration. We make these estimates based on available information, including recent sales activity and pricing data. If our evaluation of performance obligations is incorrect, we may recognize revenue sooner or later than is appropriate. If our estimates of consideration are inaccurate, we may recognize too much or too little revenue in a period.

Stock-based compensation — We recognize the fair-value of stock-based compensation transactions in the Consolidated Statements of Income. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance awards is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and employee stock purchase plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 11, Stock-Based Compensation, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of March 31, 2018 would decrease our future annual interest income by approximately $7.0 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of March 31, 2018. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

Foreign currency exchange rate risk

We are exposed to foreign currency exchange rate risk primarily through assets, liabilities and operating expenses of our subsidiaries denominated in currencies other than the U.S. dollar. Our foreign subsidiaries are considered to be extensions of the U.S. parent. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in the Consolidated Statements of Income. We use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts are recognized in earnings in the same period during which the hedged transaction is recognized.

Investments in Auction-rate Securities

As of March 31, 2018, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. During the fiscal quarter ended March 31, 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal controls during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Securities Litigation

On March 15, 2018, a purported class action lawsuit was filed by Ann Noyes on behalf of the stockholders of Sigma Designs, Inc. in the United States District Court in the Northern District of California against Sigma Designs, certain current and former Sigma Designs board members and us (collectively, the “Defendants”). The lawsuit alleges violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 arising out Sigma Designs’ attempt to sell its Z-Wave business to us. The lawsuit claims that the Defendants filed a materially incomplete and misleading preliminary proxy statement in connection with the proposed sale of the Z-Wave business. The lawsuit seeks to certify the class, enjoin the sale of the Z-Wave business, award rescissory damages if the sale is consummated, and award unspecified damages and other relief. At this time, we cannot predict the outcome of this matter or the resulting financial impact to us, if any.

Patent Litigation

On January 28, 2014, Cresta Technology Corporation (“Cresta Technology”), a Delaware corporation, filed a lawsuit against us (among others) in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the “Cresta Patents”). Cresta Technology declared bankruptcy in 2016. One of its creditors, DBD Credit Funding LLC (“DBD”) and/or CF Crespe LLC (the “Cresta Successors”) assumed ownership of the Cresta Patents and has substituted in for Cresta Technology in related proceedings.

In 2014 and 2015, we challenged the validity of two sets of claims in the Cresta Patents at the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (USPTO). In each respective proceeding, the PTAB found the reviewed claims to be invalid. The Federal Circuit Court of Appeals affirmed both determinations. The U.S. District Court dismissed the Delaware proceedings without prejudice on April 3, 2018.

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

•                  Our customers may not be able to obtain other components such as capacitors (which are currently in short supply) that they need to incorporate in conjunction with our products, leading to potential downturn in the demand for our products;

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended March 31, 2018 was $54.8 million, or 26.7% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Any acquisitions we make could disrupt our business and harm our financial condition

As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. On April 18, 2018, we acquired the Z-Wave business from Sigma Designs. This is acquisition and other acquisitions that we have made and may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended March 31, 2018, 73% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended March 31, 2018, our ten largest customers accounted for 20% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

Should problems occur in the operation or performance of our products, we may experience delays in meeting key introduction dates or scheduled delivery dates to our customers. These errors could also cause significant re-engineering costs, the diversion of our engineering personnel’s attention from our product development efforts and cause significant customer relations and business reputation problems. Any defects could result in refunds, product replacement, product recall or other liability. Any of the foregoing could impose substantial costs and harm our business.

Product liability, data breach or cyber liability claims may be asserted with respect to our products. Many of our products focus on wireless connectivity and the IoT market and such connectivity may make these products particularly susceptible to cyber-attacks. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect, failure or vulnerability in our product could cause failure in our customer’s end-product, so we could face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved. Furthermore, product liability risks are particularly significant with respect to medical and automotive applications because of the risk of serious harm to users of these end-products. There can be no assurance that any insurance we maintain will sufficiently protect us from such claims.

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

Most of the silicon wafers for the products that we have sold were manufactured either by Taiwan Semiconductor Manufacturing Co. (TSMC) or TSMC’s affiliates or by SMIC. Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 81% during the three months ended March 31, 2018. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

•                  Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;

•                  Protectionist laws and business practices, including trade restrictions, tariffs, quotas and other trade barriers;

•                  Difficulties related to the protection of our intellectual property rights in some countries;

•                  Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act;

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

•                  The required expensing of stock awards; and

•                  The required changes in our reported revenue and revenue recognition accounting policy under ASC Topic 606, Revenue from Contracts with Customers.

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

We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results

Information technology system and/or network disruptions, regardless of the cause, but including acts of sabotage, error, or other actions, could harm the company’s operations. Failure to effectively prevent, detect, and recover from security breaches, including cyber-attacks, could result in the misuse of company assets, disruption to the company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales and other costs to the company. We routinely face attacks that attempt to breach our security protocols, gain access to or disrupt our computerized systems or steal proprietary company, customer, partner or employee information. These attacks are sometimes successful. These attacks may be due to security breaches, employee error, theft, malfeasance, phishing schemes, ransomware, faulty password or data security management, or other irregularities. The theft, loss, destruction, unavailability or misuse of personal or business data collected, used, stored or transferred by us to run our business could result in increased security costs or costs related to defending legal claims. Industrial espionage, theft or loss of our intellectual property data could lead to counterfeit products or harm the competitive position of our products and services. Costs to implement, test and maintain measures to promote compliance with applicable privacy and data security laws as well as to protect the overall security of our system could be significant. Attempted or successful attacks against our products and services could damage our reputation with customers or users and reduce demand for our products and services.

Changes in the Privacy and Data Security/Protection Laws Could Have an Adverse Effect on our Operations

Federal, state and international privacy-related or data protection laws and regulations could have an adverse effect on our operations. Complying with these laws and the possibility of proceedings against us by governmental entities or others in relation to these laws could increase operational costs. In May 2018, the European Union’s General Data Protection Regulation (“GDPR”) goes into effect, replacing the EU’s 1995 Data Protection Directive. The costs of compliance with the GDPR and the potential for fines and penalties in the event of a breach of the GDPR may have an adverse effect on our operations.

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

The following table summarizes repurchases of our common stock during the three months ended March 31, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2017— January 27, 2018	—	$—	—	$100,000

January 28, 2018— February 24, 2018	—	$—	—	$100,000

February 25, 2018— March 31, 2018	—	$—	—	$100,000
Total	—	$—	—

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

3.2*	Fourth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Form 8-K filed on January 27, 2017).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

10.1+	Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference to the indicated filing.

 + Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

April 25, 2018	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle President and Chief Executive Officer (Principal Executive Officer)

April 25, 2018	/s/ John C. Hollister
Date	John C. Hollister Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)