Form 10-Q
period 2018-06-30
SILICON LABORATORIES INC
filed 2018-07-25
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 17, 2018, 43,351,408 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$194,864	$269,366
Short-term investments	347,416	494,657
Accounts receivable, net	93,830	71,367
Inventories	87,163	73,132
Prepaid expenses and other current assets	52,642	39,120
Total current assets	775,915	947,642
Property and equipment, net	132,021	127,682
Goodwill	396,689	288,227
Other intangible assets, net	192,601	83,144
Other assets, net	95,385	88,387
Total assets	$1,592,611	$1,535,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,323	$38,851
Deferred revenue and returns liability	24,503	—
Deferred income on shipments to distributors	—	50,115
Other current liabilities	74,254	73,359
Total current liabilities	139,080	162,325
Convertible debt	348,233	341,879
Other non-current liabilities	76,830	77,862
Total liabilities	564,143	582,066
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 43,350 and 42,707 shares issued and outstanding at June 30, 2018 and December 30, 2017, respectively	4	4
Additional paid-in capital	111,984	102,862
Retained earnings	918,440	851,307
Accumulated other comprehensive loss	(1,960)	(1,157)
Total stockholders’ equity	1,028,468	953,016
Total liabilities and stockholders’ equity	$1,592,611	$1,535,082

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$217,106	$190,098	$422,490	$369,126
Cost of revenues	85,814	76,906	166,961	150,773
Gross margin	131,292	113,192	255,529	218,353
Operating expenses:
Research and development	59,495	52,432	114,323	104,756
Selling, general and administrative	53,796	39,826	99,490	79,981
Operating expenses	113,291	92,258	213,813	184,737
Operating income	18,001	20,934	41,716	33,616
Other income (expense):
Interest income and other, net	1,609	1,595	4,811	2,171
Interest expense	(4,888)	(4,699)	(9,771)	(4,501)
Income before income taxes	14,722	17,830	36,756	31,286
Provision (benefit) for income taxes	442	1,261	(3,929)	(709)
Net income	$14,280	$16,569	$40,685	$31,995

Earnings per share:
Basic	$0.33	$0.39	$0.94	$0.76
Diluted	$0.32	$0.38	$0.92	$0.74

Weighted-average common shares outstanding:
Basic	43,312	42,478	43,138	42,287
Diluted	44,294	43,178	44,106	43,104

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$14,280	$16,569	$40,685	$31,995

Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	396	163	(363)	408
Reclassification for losses included in net income	—	—	49	—

Net changes to cash flow hedges
Unrealized losses arising during the period	(397)	—	(420)	—
Reclassification for (gains) losses included in net income	33	—	33	(1,808)

Other comprehensive income (loss), before tax	32	163	(701)	(1,400)

Provision (benefit) for income taxes	7	57	(148)	(490)

Other comprehensive income (loss)	25	106	(553)	(910)
Comprehensive income	$14,305	$16,675	$40,132	$31,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
Operating Activities
Net income	$40,685	$31,995
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	7,643	7,308
Amortization of other intangible assets and other assets	18,366	13,571
Amortization of debt discount and debt issuance costs	6,354	3,907
Stock-based compensation expense	24,311	21,652
Deferred income taxes	(5,830)	(6,242)
Changes in operating assets and liabilities:
Accounts receivable	(16,705)	(887)
Inventories	(565)	(7,737)
Prepaid expenses and other assets	(1,759)	12,539
Accounts payable	2,980	2,363
Other current liabilities and income taxes	(17,249)	14
Deferred income, deferred revenue and returns liability	(4,193)	3,251
Other non-current liabilities	(3,260)	(1,169)
Net cash provided by operating activities	50,778	80,565

Investing Activities
Purchases of available-for-sale investments	(148,437)	(389,234)
Sales and maturities of available-for-sale investments	295,405	92,307
Purchases of property and equipment	(11,406)	(8,390)
Purchases of other assets	(5,893)	(1,784)
Acquisition of business, net of cash acquired	(239,729)	(13,658)
Net cash used in investing activities	(110,060)	(320,759)

Financing Activities
Proceeds from issuance of long-term debt, net	—	389,468
Payments on debt	—	(72,500)
Repurchases of common stock	(3,397)	—
Payment of taxes withheld for vested stock awards	(18,408)	(14,101)
Proceeds from the issuance of common stock	6,585	6,836
Net cash provided by (used in) financing activities	(15,220)	309,703

Increase (decrease) in cash and cash equivalents	(74,502)	69,509
Cash and cash equivalents at beginning of period	269,366	141,106
Cash and cash equivalents at end of period	$194,864	$210,615

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2018 and December 30, 2017, the condensed consolidated results of its operations for the three and six months ended June 30, 2018 and July 1, 2017, the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and July 1, 2017, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and July 1, 2017. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

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

The following presents the amounts by which financial statement line items were affected in the current period due to the adoption of ASC 606 (in thousands):

Financial Statement Line Item*	Increase (Decrease)
Condensed Consolidated Statements of Income	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$7,464	$8,162
Cost of revenues	$2,233	$1,983
Net income	$4,507	$4,897

Earnings per share:
Basic	$0.10	$0.11
Diluted	$0.10	$0.11

Condensed Consolidated Balance Sheet**	June 30, 2018
Prepaid expenses and other current assets	$2,959
Goodwill	$(2,842)
Other assets, net	$(3,559)
Deferred revenue and returns liability	$24,503
Deferred income on shipments to distributors	$(64,936)
Other current liabilities	$5,485
Retained earnings	$31,092

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

Variable consideration that does not meet revenue recognition criteria is deferred. The Company records a right of return asset in prepaid expenses and other current assets for the costs of distributor inventory not meeting revenue recognition criteria. A corresponding deferred revenue and returns liability amount is recorded for unrecognized revenue associated with such costs.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$14,280	$16,569	$40,685	$31,995

Shares used in computing basic earnings per share	43,312	42,478	43,138	42,287

Effect of dilutive securities:
Stock-based awards	982	700	968	817
Shares used in computing diluted earnings per share	44,294	43,178	44,106	43,104

Earnings per share:
Basic	$0.33	$0.39	$0.94	$0.76
Diluted	$0.32	$0.38	$0.92	$0.74

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. As of June 30, 2018, approximately 0.1 million shares were included in the denominator for the calculation of diluted earnings per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements at June 30, 2018 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$82,111	$—	$—	$82,111
Corporate debt securities	—	23,906	—	23,906
Government debt securities	—	8,359	—	8,359
Total cash equivalents	$82,111	$32,265	$—	$114,376

Short-term investments:
Government debt securities	$71,459	$124,322	$—	$195,781
Corporate debt securities	—	151,635	—	151,635
Total short-term investments	$71,459	$275,957	$—	$347,416

Other assets, net:
Auction rate securities	$—	$—	$5,642	$5,642
Total	$—	$—	$5,642	$5,642

Total	$153,570	$308,222	$5,642	$467,434

	Fair Value Measurements at December 30, 2017 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$106,047	$—	$—	$106,047
Corporate debt securities	—	11,231	—	11,231
Government debt securities	53,615	1,453	—	55,068
Total cash equivalents	$159,662	$12,684	$—	$172,346

Short-term investments:
Government debt securities	$94,575	$228,247	$—	$322,822
Corporate debt securities	—	171,835	—	171,835
Total short-term investments	$94,575	$400,082	$—	$494,657

Other assets, net:
Auction rate securities	$—	$—	$5,681	$5,681
Total	$—	$—	$5,681	$5,681

Total	$254,237	$412,766	$5,681	$672,684

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

Available-for-sale investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at June 30, 2018 (in thousands):

	Cost	Fair Value
Due in one year or less	$313,832	$313,333
Due after one year through ten years	131,655	130,420
Due after ten years	24,042	23,681
	$469,529	$467,434

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of June 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$153,566	$(893)	$3,269	$(6)	$156,835	$(899)
Corporate debt securities	126,879	(790)	11,152	(70)	138,031	(860)
Auction rate securities	—	—	5,642	(358)	5,642	(358)
	$280,445	$(1,683)	$20,063	$(434)	$300,508	$(2,117)

	Less Than 12 Months		12 Months or Greater		Total
As of December 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$244,880	$(931)	$3,027	$(15)	$247,907	$(946)
Corporate debt securities	151,149	(447)	11,578	(73)	162,727	(520)
Auction rate securities	—	—	5,681	(319)	5,681	(319)
	$396,029	$(1,378)	$20,286	$(407)	$416,315	$(1,785)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The gross unrealized losses as of June 30, 2018 and December 30, 2017 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of June 30, 2018, the Company has determined that no other-than-temporary impairment losses existed.

At June 30, 2018 and December 30, 2017, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at June 30, 2018 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,642	Discounted cash flow	Estimated yield	2.56%

		Expected holding period	10 years

		Estimated discount rate	3.82%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the activity in Level 3 financial instruments for the three and six months ended June 30, 2018 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Six Months Ended
Beginning balance	$5,609	$5,681
Gain (loss) included in other comprehensive loss	33	(39)
Balance at June 30, 2018	$5,642	$5,642

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of June 30, 2018 and December 30, 2017, the fair value of the convertible senior notes was $488.7 million and $466.2 million, respectively.

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

The Company entered into foreign currency forward contracts in March 2018 for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of June 30, 2018, the contracts had maturities of one to twelve months and an aggregate notional value of $8.4 million. The fair value of the contracts was not material as of June 30, 2018. Contract losses recognized in other comprehensive income during the three and six months ended June 30, 2018 as well as losses expected to be reclassified into earnings in the next 12 months were not material. The amounts reclassified from accumulated other comprehensive loss into earnings were not material for any of the periods presented.

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

As of June 30, 2018 and July 1, 2017, the Company held one foreign currency forward contract denominated in the Norwegian Krone with a notional value of $1.6 million and $3.6 million, respectively. The fair value of the contracts was not material as of June 30, 2018 or July 1, 2017. The contract held as of June 30, 2018 has a maturity date of September 27, 2018 and it was not designated as a hedging instrument.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Six Months Ended
Gain (Loss) Recognized in Income	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	Location
Foreign currency forward contracts	$114	$(35)	$(9)	$(129)	Interest income and other, net

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	June 30, 2018	December 30, 2017
Work in progress	$57,570	$46,698
Finished goods	29,593	26,434
	$87,163	$73,132

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Acquisitions

Z-Wave

On April 18, 2018, the Company completed the acquisition of the Z-Wave business from Sigma Designs, Inc. for $243 million in cash. Z-Wave is an Internet of Things (IoT) technology for smart home solutions.

This strategic acquisition expands the Company’s IoT connectivity portfolio in the connected home market, while further scaling the Company’s engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of the goodwill is deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$20,900	Not amortized
Developed technology	69,875	7
Customer relationships	25,000	4
Trademarks	9,900	7
	125,675

Cash and cash equivalents	2,841
Accounts receivable	5,311
Inventory	15,581
Other current assets	329
Goodwill	108,461
Other non-current assets	2,587
Accounts payable	(3,306)
Other current liabilities	(8,917)
Other non-current liabilities	(5,993)
Total purchase price	$242,569

In-process research and development (IPR&D) represents acquired smart home technology that had not achieved technological feasibility as of the acquisition date. The fair value of IPR&D was determined using the income approach. The discount rate applied to the projected cash flows was 15.0%, which reflects the risks related to the projects. The allocation of the purchase price is preliminary and subject to change, primarily for the valuation of intangible assets and product warranty accruals and the finalization of income tax matters.

Revenues attributable to the Z-Wave business from the date of acquisition to June 30, 2018 were $7.6 million. The Company recorded approximately $4.9 million of acquisition-related costs in selling, general and administrative expenses during the six months ended June 30, 2018.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, giving effect to the acquisition as if it had been completed on January 1, 2017. The pro forma financial information includes charges for the fair value write-up associated with acquired inventory, adjustments for amortization expense of acquired intangible assets and tax-related expenses. The pro forma results of operations are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017 or of results that may occur in the future (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$218,145	$202,697	$436,333	$396,911
Net income	$18,281	$9,156	$41,221	$20,093

Earnings per share:
Basic	$0.42	$0.22	$0.96	$0.48
Diluted	$0.41	$0.21	$0.93	$0.47

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

The carrying amount of the Notes consisted of the following (in thousands):

	June 30, 2018	December 30, 2017
Liability component
Principal	$400,000	$400,000
Unamortized debt discount	(44,979)	(50,499)
Unamortized debt issuance costs	(6,788)	(7,622)
Net carrying amount	$348,233	$341,879

Equity component
Net carrying amount	$57,735	$57,735

The liability component of the Notes is recorded in convertible debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of June 30, 2018, the remaining period over which the debt discount and debt issuance costs will be amortized was 3.7 years.

Interest expense related to the Notes was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Contractual interest expense	$1,375	$1,375	$2,765	$1,757
Amortization of debt discount	2,767	2,640	5,520	3,395
Amortization of debt issuance costs	418	398	834	512
	$4,560	$4,413	$9,119	$5,664

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The Second Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of June 30, 2018, the Company was in compliance with all covenants of the Second Amended Credit Agreement. The Company’s obligations under the Second Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

8.  Commitments and Contingencies

Securities Litigation

On March 15, 2018, a purported class action lawsuit was filed by Ann Noyes on behalf of the stockholders of Sigma Designs, Inc. in the United States District Court in the Northern District of California against Sigma Designs, certain current and former Sigma Designs board members and the Company (collectively, the “Defendants”). The lawsuit alleged violations of Section 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 arising out of Sigma Designs’ attempt to sell its Z-Wave business to the Company. The lawsuit claimed that the Defendants filed a materially incomplete and misleading preliminary proxy statement in connection with the proposed sale of the Z-Wave business. The lawsuit was voluntarily dismissed on May 17, 2018.

Patent Litigation — Cresta Technology

On January 28, 2014, Cresta Technology Corporation (“Cresta Technology”), a Delaware corporation, filed a lawsuit against the Company (among others) in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the “Cresta Patents”). Cresta Technology declared bankruptcy in 2016. The U.S. District Court approved the plaintiff’s voluntary dismissal of the Delaware lawsuit on April 3, 2018.

On July 16, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents.  The Northern District of California lawsuit is currently stayed. At this time, the Company cannot predict the outcome of this matter or the resulting financial impact to it, if any.

Patent Litigation — Bandspeed

On June 21, 2018, Bandspeed, LLC (“Bandspeed”), a Texas limited liability company, filed a lawsuit against the Company in the United States District Court of the Western District of Texas, Austin Division, alleging infringement of eight United States Patents.  The Company is reviewing the Bandspeed complaint and intends to defend the matter vigorously.  At this time, the Company cannot predict the outcome of the Bandspeed matter or the resulting financial impact to it, if any.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Stockholders’ Equity

Common Stock

The Company issued 0.7 million shares of common stock during the six months ended June 30, 2018.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
October 2017	December 2018	$100,000
January 2017	December 2017	$100,000

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 36 thousand shares of its common stock for $3.4 million during the six months ended June 30, 2018. These shares were retired upon repurchase. The Company did not repurchase any shares of its common stock during the six months ended July 1, 2017.

Reclassifications From Accumulated Other Comprehensive Loss

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
Reclassification	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Losses on available-for-sales securities to:
Interest income and other, net	$—	$—	$(49)	$—

Gains (losses) on cash flow hedges to:
Interest expense	(33)	—	(33)	1,808
	(33)	—	(82)	1,808

Income tax expense (benefit)	7	—	17	(633)

Total reclassifications	$(26)	$—	$(65)	$1,175

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Revenues

The Company groups its revenues into four categories, based on the markets and applications in which its products may be used. The following disaggregates the Company’s revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017(1)	June 30, 2018	July 1, 2017(1)
Internet of Things	$116,023	$97,727	$219,114	$185,575
Infrastructure	51,520	38,221	100,940	74,202
Broadcast	34,172	36,655	70,237	73,982
Access	15,391	17,495	32,199	35,367
Revenues	$217,106	$190,098	$422,490	$369,126

(1)         Under the modified retrospective method, prior period amounts have not been adjusted.

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company recognized revenue of $15.4 million and $22.7 million during the three and six months ended June 30, 2018, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017(1)	June 30, 2018	July 1, 2017(1)
Distributors	$154,032	$135,795	$304,303	$261,539
Direct customers	63,074	54,303	118,187	107,587
	$217,106	$190,098	$422,490	$369,126

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

Stock-based compensation costs are based on the fair values on the date of grant for stock awards and stock options and on the date of enrollment for the employee stock purchase plans. The fair values of stock awards (such as restricted stock awards (RSUs), performance stock units (PSUs) and restricted stock awards (RSAs)) are estimated based on their intrinsic values. The fair values of market stock awards (MSUs) are estimated using a Monte Carlo simulation. The fair values of stock options and employee stock purchase plans are estimated using the Black-Scholes option-pricing model.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of revenues	$294	$264	$590	$522
Research and development	5,669	5,503	11,438	10,750
Selling, general and administrative	6,156	5,399	12,283	10,380
	12,119	11,166	24,311	21,652
Income tax benefit	1,677	3,175	6,896	8,457
	$10,442	$7,991	$17,415	$13,195

The Company had approximately $84.9 million of total unrecognized compensation costs related to granted stock options and awards as of June 30, 2018 that are expected to be recognized over a weighted-average period of approximately 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

12. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $0.4 million and $1.3 million for the three months ended June 30, 2018 and July 1, 2017, resulting in effective tax rates of 3.0% and 7.1%, respectively. Income tax expense (benefit) was $(3.9) million and $(0.7) million for the six months ended June 30, 2018 and July 1, 2017, resulting in effective tax rates of (10.7)% and (2.3)%, respectively. The effective tax rate for the three and six months ended June 30, 2018 decreased from the prior periods primarily due to a decrease in the U.S. statutory tax rate from 35% to 21%. This decrease was partially offset by a decrease in the foreign tax rate benefit.

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

At June 30, 2018, the Company has not completed its accounting for the tax effects of the Act but has made reasonable estimates of the effects on the re-measurement of its deferred tax assets and liabilities as well as its transition tax liability. During the three month period ended June 30, 2018, the Company did not record any adjustments to the provisional amounts recorded at December 30, 2017. The Company has not yet fully collected all necessary data to complete its analysis of the effect of the Act on its deferred tax assets and liabilities and is awaiting additional guidance to complete its analysis. Therefore, the Company has not yet completed its accounting of the re-measurement of its deferred tax assets and liabilities. Additionally, the Company has not yet collected and analyzed all necessary tax and earnings data of its foreign operations and therefore, the Company has also not yet completed its accounting for the income tax effects of the transition tax. The Company will continue to make and refine its calculations as additional analysis is completed.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In other cases, the Company  has not been able to make a reasonable estimate and therefore continues to account for those items based in its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment of the Act.

The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet made its accounting policy election. At June 30, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

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

Uncertain Tax Positions

As of June 30, 2018, the Company had gross unrecognized tax benefits of $2.6 million, of which $2.0 million would affect the effective tax rate if recognized. During the six months ended June 30, 2018, the Company released $1.5 million of unrecognized tax benefits as a result of a lapse in the statute of limitations.

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

Tax years 2013 through 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company is not currently under audit in any major taxing jurisdiction.

The Company believes it is reasonably possible that the gross unrecognized tax benefits will decrease by approximately $0.4 million in the next 12 months due to the lapse of the statute of limitations applicable to tax deductions and tax credits claimed on prior year tax returns.

13. Subsequent Event

On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the decision of the U.S. Tax Court in Altera Corp. v. Commissioner related to the treatment of stock-based compensation in an intercompany cost-sharing arrangement. The Company is currently evaluating the impact of this decision and such impact could be material to its financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2018 will have 52 weeks and fiscal 2017 had 52 weeks. Our second quarter of fiscal 2018 ended June 30, 2018. Our second quarter of fiscal 2017 ended July 1, 2017.

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

Current Period Highlights

Revenues increased $27.0 million in the recent quarter compared to the second quarter of fiscal 2017, primarily due to increased revenues from our IoT and Infrastructure products offset by decreased revenues from our Broadcast and Access products. Gross margin increased $18.1 million during the same period due primarily to increased product sales. Gross margin as a percent of revenues increased to 60.5% in the recent quarter compared to 59.5% in the second quarter of fiscal 2017 primarily due to variations in product mix. Operating expenses increased by $21.0 million in the recent quarter compared to the second quarter of fiscal 2017 due primarily to increased personnel-related expenses, legal fees, amortization of intangible assets and new product introduction costs. Operating income in the recent quarter was $18.0 million compared to $20.9 million in the second quarter of fiscal 2017.

We ended the second quarter with $542.3 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $50.8 million during the recent six-month period. Accounts receivable was $93.8 million at June 30, 2018, representing 39 days sales outstanding (DSO). Inventory was $87.2 million at June 30, 2018, representing 91 days of inventory (DOI).

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. On April 18, 2018, we acquired the Z-Wave business of Sigma Designs, Inc. Z-Wave is an IoT technology for smart home solutions. See Note 6, Acquisitions, to the Condensed Consolidated Financial Statements for additional information.

In the first six months of fiscal 2018, we introduced timing solutions to meet the high-performance requirements of 56G/112G SerDes clocking applications; new multiprotocol software for our Wireless Gecko portfolio, enabling Bluetooth® Low Energy (LE) connectivity with sub-GHz IoT devices; a proven reference design for ITU-T G.8262-compliant Synchronous Ethernet (SyncE) applications; a multiprotocol mesh networking solution for the IoT jointly created with Wirepas; low-power PCI Express® (PCIe®) Gen 4 clock buffers for 1.5 V and 1.8 V applications; two new Power over Ethernet (PoE) Powered Device (PD) families for a wide range of IoT applications; new Tiny Gecko MCUs that extend battery life for IoT connected devices; and a new Wi-Fi® portfolio to simplify the design of power-sensitive, battery-operated Wi-Fi products. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the six months ended June 30, 2018, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the six months ended June 30, 2018. There were no contract manufacturers that accounted for more than 10% of our revenues during the six months ended June 30, 2018.

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

The percentage of our revenues derived from outside of the United States was 82% during the six months ended June 30, 2018.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.5	40.5	39.5	40.8
Gross margin	60.5	59.5	60.5	59.2

Operating expenses:
Research and development	27.4	27.6	27.1	28.4
Selling, general and administrative	24.8	20.9	23.5	21.7
Operating expenses	52.2	48.5	50.6	50.1

Operating income	8.3	11.0	9.9	9.1

Other income (expense):
Interest income and other, net	0.8	0.8	1.1	0.6
Interest expense	(2.3)	(2.4)	(2.3)	(1.2)
Income before income taxes	6.8	9.4	8.7	8.5
Provision (benefit) for income taxes	0.2	0.7	(0.9)	(0.2)
Net income	6.6%	8.7%	9.6%	8.7%

Revenues

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2018	July 1, 2017	Change	% Change	June 30, 2018	July 1, 2017	Change	% Change
Internet of Things	$116.0	$97.7	$18.3	18.7%	$219.1	$185.6	$33.5	18.1%
Infrastructure	51.5	38.2	13.3	34.8%	100.9	74.2	26.7	36.0%
Broadcast	34.2	36.7	(2.5)	(6.8)%	70.3	74.0	(3.7)	(5.1)%
Access	15.4	17.5	(2.1)	(12.0)%	32.2	35.3	(3.1)	(9.0)%
	$217.1	$190.1	$27.0	14.2%	$422.5	$369.1	$53.4	14.5%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $18.3 million for our IoT products, due primarily to increased demand for our wireless products and the addition of revenues from acquisitions.

•                  Increased revenues of $13.3 million for our Infrastructure products, due primarily to increased demand for our isolation products and timing products.

•                  Decreased revenues of $2.5 million for Broadcast products, due primarily to decreases in the market for our consumer products and decreased demand for our automotive products.

•                  Decreased revenues of $2.1 million for our Access products, due primarily to decreased demand for our VoIP products and decreases in the market for such products.

The change in revenues in the recent six month period was due primarily to:

•                  Increased revenues of $33.5 million for our IoT products, due primarily to increased demand for our wireless products and the addition of revenues from acquisitions.

•                  Increased revenues of $26.7 million for our Infrastructure products, due primarily to increased demand for our isolation products and timing products.

•                  Decreased revenues of $3.7 million for Broadcast products, due primarily to decreases in the market for our consumer products.

•                  Decreased revenues of $3.1 million for our Access products, due primarily to decreased demand for our VoIP products and decreases in the market for such products.

Unit volumes of our products increased by 16.9% and average selling prices decreased by 2.5% compared to the three months ended July 1, 2017. Unit volumes of our products increased by 16.9% and average selling prices decreased by 2.2% compared to the six months ended July 1, 2017. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Gross margin	$131.3	$113.2	$18.1	$255.5	$218.4	$37.1
Percent of revenue	60.5%	59.5%	1.0%	60.5%	59.2%	1.3%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $10.5 million for our Internet of Things products and $10.1 million for our Infrastructure products, offset by decreases in gross margin of $2.0 million for our Broadcast products and $0.5 million for our Access products. The increased dollar amount of gross margin in the recent six month period was due to increases in gross margin of $20.9 million for our Internet of Things products and $20.4 million for our Infrastructure products, offset by decreases in gross margin of $3.4 million for our Broadcast products and $0.8 million for our Access products. Gross margin increased during the recent three and six month periods due primarily to increased product sales. Gross margin in the recent three and six month periods included $2.1 million in acquisition-related charges for the fair value write-up associated with acquired inventory. Gross margin as a percent of revenues increased during the recent three and six month periods primarily due to a higher mix of Infrastructure products sold in the recent periods.

We may experience declines in the average selling prices of certain of our products. This creates downward pressure on gross margin as a percentage of revenues and may be offset to the extent we are able to introduce higher margin new products and gain market share with our products; reduce costs of existing products through improved design; achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or reduce logistics costs.

Research and Development

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2018	July 1, 2017	Change	% Change	June 30, 2018	July 1, 2017	Change	% Change
Research and development	$59.5	$52.4	$7.1	13.5%	$114.3	$104.8	$9.5	9.1%
Percent of revenue	27.4%	27.6%			27.1%	28.4%

The increase in research and development expense in the three and six month periods was primarily due to increases of $3.6 million and $6.2 million, respectively, for personnel-related expenses, including costs associated with increased headcount and acquisitions, $1.9 million and $1.8 million, respectively, for the amortization of intangible assets, and $0.8 million and $0.8 million, respectively, for new product introduction costs. The decrease in research and development expense as a percent of revenues in the recent three and six month periods was due to our increased revenues. We expect that research and development expense will increase in absolute dollars in the third quarter of fiscal 2018 due to costs associated with increased headcount and costs incurred in connection with the acquisition of the Z-Wave business.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2018	July 1, 2017	Change	% Change	June 30, 2018	July 1, 2017	Change	% Change
Selling, general and administrative	$53.8	$39.8	$14.0	35.1%	$99.5	$80.0	$19.5	24.4%
Percent of revenue	24.8%	20.9%			23.5%	21.7%

The increase in selling, general and administrative expense in the three and six month periods was primarily due to increases of $6.8 million and $12.1 million, respectively, for personnel-related expenses, including costs associated with increased headcount and acquisitions, $3.6 million and $4.1 million, respectively, for legal fees, primarily related to acquisition-related costs, and $1.1 million and $1.0 million, respectively, for the amortization of intangible assets. We expect that selling, general and administrative expense will decrease in absolute dollars in the third quarter of fiscal 2018.

Interest Income and Other, Net

Interest income and other, net for the three and six months ended June 30, 2018 was $1.6 million and $4.8 million, respectively, compared to $1.6 million and $2.2 million for the three and six months ended July 1, 2017, respectively. The increase in interest income and other, net in the recent six month period was primarily due to increased interest income earned as a result of higher market interest rates and a gain of $1.0 million recorded in connection with a fair value adjustment to an equity investment.

Interest Expense

Interest expense for the three and six months ended June 30, 2018 was $4.9 million and $9.8 million, respectively, compared to $4.7 million and $4.5 million for the three and six months ended July 1, 2017, respectively. The increase in interest expense in the recent six month period was primarily due to increased interest expense of $3.5 million on our convertible debt, including amortization of the debt discount and debt issuance costs, and a $2.0 million gain recorded in the prior six month period in connection with the termination of our interest rate swap agreement.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2018	July 1, 2017	Change	June 30, 2018	July 1, 2017	Change
Provision (benefit) for income taxes	$0.4	$1.3	$(0.9)	$(3.9)	$(0.7)	$(3.2)
Effective tax rate	3.0%	7.1%		(10.7)%	(2.3)%

We have generated a tax benefit in both the six months ended June 30, 2018 and July 1, 2017 primarily due to the recognition of excess tax benefits from stock-based compensation. The effective tax rate for the three and six months ended June 30, 2018 decreased from the prior periods primarily due to a decrease in the U.S. statutory tax rate from 35% to 21%. This decrease was partially offset by a decrease in the foreign tax rate benefit.

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

Business Outlook

The following represents our business outlook for the third quarter of fiscal 2018.

Income Statement Item	Estimate

Revenues	$224 million to $230 million

Gross margin	58.5%

Operating expenses	$111.0 million

Effective tax rate *	0.0%

Diluted earnings per share *	$0.40 to $0.46

* Does not reflect any potential impact resulting from the U.S. Court of Appeals for the Ninth Circuit’s decision on July 24, 2018 on the Altera Tax Court case involving the treatment of stock-based compensation in an intercompany cost-sharing arrangement. The Company is currently evaluating the impact of this decision and such impact could be material to its financial statements.

Liquidity and Capital Resources

Our principal sources of liquidity as of June 30, 2018 consisted of $542.3 million in cash, cash equivalents and short-term investments, of which approximately $418.4 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government bonds, international government bonds, international agency commercial paper and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds, commercial paper and certificates of deposit; and money market funds. Our long-term investments consisted of auction-rate securities. As of June 30, 2018, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. See Note 3, Fair Value of Financial Instruments, to the Condensed Consolidated Financial Statements for additional information.

Operating Activities

Net cash provided by operating activities was $50.8 million during the six months ended June 30, 2018, compared to net cash provided of $80.6 million during the six months ended July 1, 2017. Operating cash flows during the six months ended June 30, 2018 reflect our net income of $40.7 million, adjustments of $50.8 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $40.7 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $93.8 million at June 30, 2018 from $71.4 million at December 30, 2017. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 39 days at June 30, 2018 and 32 days at December 30, 2017.

Inventory increased to $87.2 million at June 30, 2018 from $73.1 million at December 30, 2017. A portion of the increase was due to inventory acquired from the Z-Wave business acquisition, which included a write-up adjustment to record the inventory at fair value. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 91 days at June 30, 2018 and 81 days at December 30, 2017.

Investing Activities

Net cash used in investing activities was $110.0 million during the six months ended June 30, 2018, compared to net cash used of $320.8 million during the six months ended July 1, 2017. The decrease in cash outflows was principally due to a decrease of $443.9 million in net purchases of marketable securities, offset by an increase of $226.1 million in net payments for the acquisition of businesses. See Note 6, Acquisitions, to the Condensed Consolidated Financial Statements for additional information.

We anticipate capital expenditures of approximately $34 to $38 million for fiscal 2018. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $15.2 million during the six months ended June 30, 2018, compared to net cash provided of $309.7 million during the six months ended July 1, 2017. The decrease in cash inflows was principally due to $389.5 million in net proceeds from the issuance of long-term debt during the six months ended July 1, 2017, offset by a decrease of $72.5 million in payments on debt. In October 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock from January 2018 through December 2018.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of June 30, 2018 would decrease our future annual interest income by approximately $4.9 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of June 30, 2018. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of June 30, 2018, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Information regarding legal proceedings is provided in Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended June 30, 2018 was $114.3 million, or 27.1% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended June 30, 2018, 72% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the six months ended June 30, 2018, our ten largest customers accounted for 19% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 82% during the six months ended June 30, 2018. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended June 30, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018– April 28, 2018	—	$—	—	$100,000

April 29, 2018– May 26, 2018	36	$93.81	36	$96,604

May 27, 2018– June 30, 2018	—	$—	—	$96,604
Total	36	$93.81	36

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

SILICON LABORATORIES INC.

July 25, 2018	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

July 25, 2018	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)