Form 10-Q
period 2018-09-29
SILICON LABORATORIES INC
filed 2018-10-24
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 16, 2018, 43,148,394 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$225,326	$269,366
Short-term investments	376,603	494,657
Accounts receivable, net	74,607	71,367
Inventories	77,563	73,132
Prepaid expenses and other current assets	46,952	39,120
Total current assets	801,051	947,642
Property and equipment, net	135,566	127,682
Goodwill	396,689	288,227
Other intangible assets, net	181,611	83,144
Other assets, net	89,372	88,387
Total assets	$1,604,289	$1,535,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,647	$38,851
Deferred revenue and returns liability	25,880	—
Deferred income on shipments to distributors	—	50,115
Other current liabilities	77,821	73,359
Total current liabilities	147,348	162,325
Convertible debt	351,457	341,879
Other non-current liabilities	57,777	77,862
Total liabilities	556,582	582,066
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 43,147 and 42,707 shares issued and outstanding at September 29, 2018 and December 30, 2017, respectively	4	4
Additional paid-in capital	103,169	102,862
Retained earnings	946,201	851,307
Accumulated other comprehensive loss	(1,667)	(1,157)
Total stockholders’ equity	1,047,707	953,016
Total liabilities and stockholders’ equity	$1,604,289	$1,535,082

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	$230,243	$198,723	$652,733	$567,849
Cost of revenues	94,616	82,149	261,577	232,922
Gross margin	135,627	116,574	391,156	334,927
Operating expenses:
Research and development	61,091	52,000	175,414	156,756
Selling, general and administrative	49,406	39,606	148,896	119,587
Operating expenses	110,497	91,606	324,310	276,343
Operating income	25,130	24,968	66,846	58,584
Other income (expense):
Interest income and other, net	2,109	1,923	6,920	4,094
Interest expense	(4,932)	(4,764)	(14,703)	(9,265)
Income before income taxes	22,307	22,127	59,063	53,413
Provision (benefit) for income taxes	(5,454)	2,178	(9,383)	1,469
Net income	$27,761	$19,949	$68,446	$51,944

Earnings per share:
Basic	$0.64	$0.47	$1.59	$1.23
Diluted	$0.63	$0.46	$1.55	$1.20

Weighted-average common shares outstanding:
Basic	43,256	42,553	43,177	42,376
Diluted	44,194	43,374	44,135	43,194

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$27,761	$19,949	$68,446	$51,944

Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	237	129	(126)	536
Reclassification for losses included in net income	—	—	49	—

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	3	—	(418)	—
Reclassification for (gains) losses included in net income	131	—	164	(1,808)

Other comprehensive income (loss), before tax	371	129	(331)	(1,272)

Provision (benefit) for income taxes	78	45	(71)	(445)

Other comprehensive income (loss)	293	84	(260)	(827)

Comprehensive income	$28,054	$20,033	$68,186	$51,117

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Operating Activities
Net income	$68,446	$51,944
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	11,781	11,068
Amortization of other intangible assets and other assets	33,322	20,531
Amortization of debt discount and debt issuance costs	9,578	6,984
Stock-based compensation expense	36,893	33,007
Deferred income taxes	(2,994)	(5,703)
Changes in operating assets and liabilities:
Accounts receivable	2,518	(1,587)
Inventories	5,066	(13,196)
Prepaid expenses and other assets	6,349	23,506
Accounts payable	8,675	1,746
Other current liabilities and income taxes	(23,814)	9,296
Deferred income, deferred revenue and returns liability	(2,816)	11,039
Other non-current liabilities	(7,878)	(7,269)
Net cash provided by operating activities	145,126	141,366

Investing Activities
Purchases of available-for-sale investments	(253,973)	(471,938)
Sales and maturities of available-for-sale investments	371,885	143,765
Purchases of property and equipment	(18,267)	(10,494)
Purchases of other assets	(9,088)	(2,622)
Acquisition of business, net of cash acquired	(239,729)	(13,658)
Net cash used in investing activities	(149,172)	(354,947)

Financing Activities
Proceeds from issuance of long-term debt, net	—	389,468
Payments on debt	—	(72,500)
Repurchases of common stock	(24,272)	—
Payment of taxes withheld for vested stock awards	(18,927)	(14,870)
Proceeds from the issuance of common stock	6,585	6,836
Payment of acquisition-related contingent consideration	(3,380)	—
Net cash provided by (used in) financing activities	(39,994)	308,934

Increase (decrease) in cash and cash equivalents	(44,040)	95,353
Cash and cash equivalents at beginning of period	269,366	141,106
Cash and cash equivalents at end of period	$225,326	$236,459

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at September 29, 2018 and December 30, 2017, the condensed consolidated results of its operations for the three and nine months ended September 29, 2018 and September 30, 2017, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2018 and September 30, 2017, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2018 and September 30, 2017. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended September 29, 2018 are not necessarily indicative of the results to be expected for the full year.

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

The following presents the amounts by which financial statement line items were affected in the current period due to the adoption of ASC 606 (in thousands):

Financial Statement Line Item*	Increase (Decrease)
Condensed Consolidated Statements of Income	Three Months Ended September 29, 2018	Nine Months Ended September 29, 2018
Revenues	$10,312	$18,475
Cost of revenues	$3,483	$5,466
Net income	$5,858	$10,755

Earnings per share:
Basic	$0.14	$0.25
Diluted	$0.13	$0.24

Condensed Consolidated Balance Sheet**	September 29, 2018
Prepaid expenses and other current assets	$5,936
Goodwill	$(2,842)
Other assets, net	$(4,385)
Deferred revenue and returns liability	$25,880
Deferred income on shipments to distributors	$(66,584)
Other current liabilities	$2,710
Retained earnings	$36,950

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

Performance Obligations

Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit (IC) products. Such sales represent a single performance obligation because the sale is one type of good (e.g., an IC) or includes multiple goods that are neither capable of being distinct nor separable from the other promises in the contract (e.g., an IC embedded with software). This performance obligation is satisfied when control of the product is transferred to the customer, which typically occurs upon delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. As allowed under ASC 606, the Company has opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test, which previously measured an impairment loss by comparing the implied fair value of goodwill with its carrying amount. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the effect of the adoption of this ASU, but anticipates that the adoption will not have a material impact on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. Topic 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will elect an optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company expects to elect certain practical expedients permitted under the transition guidance. The Company is evaluating the effect that the adoption of this ASU will have on its financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of Topic 842, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$27,761	$19,949	$68,446	$51,944

Shares used in computing basic earnings per share	43,256	42,553	43,177	42,376

Effect of dilutive securities:
Stock options and other stock-based awards	938	821	958	818
Shares used in computing diluted earnings per share	44,194	43,374	44,135	43,194

Earnings per share:
Basic	$0.64	$0.47	$1.59	$1.23
Diluted	$0.63	$0.46	$1.55	$1.20

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For the three and nine months ended September 29, 2018, approximately 0.2 million shares were included in the denominator for the calculation of diluted earnings per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements at September 29, 2018 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$89,262	$—	$—	$89,262
Corporate debt securities	—	27,150	—	27,150
Government debt securities	—	7,200	—	7,200
Total cash equivalents	$89,262	$34,350	$—	$123,612

Short-term investments:
Government debt securities	$61,967	$127,120	$—	$189,087
Corporate debt securities	—	187,516	—	187,516
Total short-term investments	$61,967	$314,636	$—	$376,603

Other assets, net:
Auction rate securities	$—	$—	$5,750	$5,750
Total	$—	$—	$5,750	$5,750

Total	$151,229	$348,986	$5,750	$505,965

	Fair Value Measurements at December 30, 2017 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$106,047	$—	$—	$106,047
Corporate debt securities	—	11,231	—	11,231
Government debt securities	53,615	1,453	—	55,068
Total cash equivalents	$159,662	$12,684	$—	$172,346

Short-term investments:
Government debt securities	$94,575	$228,247	$—	$322,822
Corporate debt securities	—	171,835	—	171,835
Total short-term investments	$94,575	$400,082	$—	$494,657

Other assets, net:
Auction rate securities	$—	$—	$5,681	$5,681
Total	$—	$—	$5,681	$5,681

Total	$254,237	$412,766	$5,681	$672,684

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

Available-for-sale investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at September 29, 2018 (in thousands):

	Cost	Fair Value
Due in one year or less	$341,518	$340,710
Due after one year through ten years	128,856	128,062
Due after ten years	37,446	37,193
	$507,820	$505,965

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of September 29, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$123,102	$(593)	$38,681	$(369)	$161,783	$(962)
Corporate debt securities	129,315	(437)	33,644	(218)	162,959	(655)
Auction rate securities	—	—	5,750	(250)	5,750	(250)
	$252,417	$(1,030)	$78,075	$(837)	$330,492	$(1,867)

	Less Than 12 Months		12 Months or Greater		Total
As of December 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$244,880	$(931)	$3,027	$(15)	$247,907	$(946)
Corporate debt securities	151,149	(447)	11,578	(73)	162,727	(520)
Auction rate securities	—	—	5,681	(319)	5,681	(319)
	$396,029	$(1,378)	$20,286	$(407)	$416,315	$(1,785)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The gross unrealized losses as of September 29, 2018 and December 30, 2017 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of September 29, 2018, the Company has determined that no other-than-temporary impairment losses existed.

At September 29, 2018 and December 30, 2017, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at September 29, 2018 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,750	Discounted cash flow	Estimated yield	2.99%

		Expected holding period	10 years

		Estimated discount rate	3.97%

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended September 29, 2018 (in thousands):

Assets

Auction Rate Securities	Three Months Ended	Nine Months Ended
Beginning balance	$5,642	$5,681
Gain (loss) included in other comprehensive loss	108	69
Balance at September 29, 2018	$5,750	$5,750

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of September 29, 2018 and December 30, 2017, the fair value of the convertible senior notes was $456.3 million and $466.2 million, respectively.

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

The Company entered into foreign currency forward contracts in March 2018 for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of September 29, 2018, the contracts had maturities of one to twelve months and an aggregate notional value of $9.0 million. Losses expected to be reclassified into earnings in the next 12 months were not material. The fair value of the contracts, contract losses recognized in other comprehensive income and amounts reclassified from accumulated other comprehensive loss into earnings were not material for any of the periods presented.

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

As of September 29, 2018 and September 30, 2017, the Company held one foreign currency forward contract denominated in the Norwegian Krone with a notional value of $1.6 million and $3.2 million, respectively. The fair value of the contracts was not material as of September 29, 2018 or September 30, 2017. The contract held as of September 29, 2018 has a maturity date of December 27, 2018 and it was not designated as a hedging instrument.

The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Three Months Ended		Nine Months Ended
Loss Recognized in Income	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	Location
Foreign currency forward contracts	$(6)	$(203)	$(13)	$(332)	Interest income and other, net

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	September 29, 2018	December 30, 2017
Work in progress	$51,004	$46,698
Finished goods	26,559	26,434
	$77,563	$73,132

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

Revenues attributable to the Z-Wave business from the date of acquisition to September 29, 2018 were $20.5 million. The Company recorded approximately $4.9 million of acquisition-related costs in selling, general and administrative expenses during the nine months ended September 29, 2018.

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

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	$230,243	$212,572	$666,575	$609,482
Net income	$31,528	$16,944	$72,722	$37,037

Earnings per share:
Basic	$0.73	$0.40	$1.68	$0.87
Diluted	$0.71	$0.39	$1.65	$0.86

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

The carrying amount of the Notes consisted of the following (in thousands):

	September 29, 2018	December 30, 2017
Liability component
Principal	$400,000	$400,000
Unamortized debt discount	(42,178)	(50,499)
Unamortized debt issuance costs	(6,365)	(7,622)
Net carrying amount	$351,457	$341,879

Equity component
Net carrying amount	$57,735	$57,735

The liability component of the Notes is recorded in convertible debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of September 29, 2018, the remaining period over which the debt discount and debt issuance costs will be amortized was 3.4 years.

Interest expense related to the Notes was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Contractual interest expense	$1,360	$1,360	$4,125	$3,117
Amortization of debt discount	2,801	2,674	8,322	6,068
Amortization of debt issuance costs	423	404	1,256	916
	$4,584	$4,438	$13,703	$10,101

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

The Second Amended Credit Agreement contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of September 29, 2018, the Company was in compliance with all covenants of the Second Amended Credit Agreement. The Company’s obligations under the Second Amended Credit Agreement are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

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

Cresta Technology declared bankruptcy in 2016 and the Cresta patents and the Delaware lawsuit were acquired by Crespe LLC.

The U.S. District Court approved the plaintiff’s voluntary dismissal of the Delaware lawsuit on April 3, 2018. On September 17, 2018, the Company and Crespe LLC reached a settlement of all matters with the Company receiving a non-material payment from Crespe LLC. There was no payment from the Company and the Company received a full license to the Cresta Patents and dismissal of all claims.

Patent Litigation — Bandspeed

On June 21, 2018, Bandspeed, LLC (“Bandspeed”), a Texas limited liability company, filed a lawsuit against the Company in the United States District Court of the Western District of Texas, Austin Division, alleging infringement of eight United States Patents.  The Company is continuing to review the Bandspeed complaint and intends to defend the matter vigorously. At this time, the Company cannot predict the outcome of the Bandspeed matter or the resulting financial impact to it, if any.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Stockholders’ Equity

Common Stock

The Company issued 0.7 million shares of common stock during the nine months ended September 29, 2018.

Share Repurchase Programs

The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
October 2017	December 2019	$200,000	*
January 2017	December 2017	$100,000

* In October 2018, the Board of Directors increased the share repurchase amount for the October 2017 program from $100 million to $200 million and extended the termination date from December 2018 to December 2019.

These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.3 million shares of its common stock for $24.3 million during the nine months ended September 29, 2018. These shares were retired upon repurchase. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2017.

Reclassifications From Accumulated Other Comprehensive Loss

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
Reclassification	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Losses on available-for-sales securities to:
Interest income and other, net	$—	$—	$(49)	$—

Gains (losses) on cash flow hedges to:
Interest expense	(131)	—	(164)	1,808
	(131)	—	(213)	1,808

Income tax expense (benefit)	28	—	45	(633)

Total gains (losses) reclassified	$(103)	$—	$(168)	$1,175

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Revenues

The Company groups its revenues into four categories, based on the markets and applications in which its products may be used. The following disaggregates the Company’s revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017(1)	September 29, 2018	September 30, 2017(1)
Internet of Things	$125,390	$99,947	$344,504	$285,522
Infrastructure	52,554	38,881	153,494	113,082
Broadcast	36,081	42,977	106,318	116,959
Access	16,218	16,918	48,417	52,286
	$230,243	$198,723	$652,733	$567,849

(1)         Under the modified retrospective method, prior period amounts have not been adjusted.

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company recognized revenue of $15.5 million and $23.9 million during the three and nine months ended September 29, 2018, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017(1)	September 29, 2018	September 30, 2017(1)
Distributors	$166,082	$139,716	$470,385	$401,255
Direct customers	64,161	59,007	182,348	166,594
	$230,243	$198,723	$652,733	$567,849

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of revenues	$324	$281	$914	$803
Research and development	6,016	5,411	17,454	16,161
Selling, general and administrative	6,242	5,663	18,525	16,043
	12,582	11,355	36,893	33,007
Income tax benefit	619	2,674	7,515	11,131
	$11,963	$8,681	$29,378	$21,876

The decrease in income tax benefit during the three months ended September 29, 2018 was due to the reduced current and future deductibility of executive stock compensation as a result of the Tax Cuts and Jobs Act. The Company had approximately $77.4 million of total unrecognized compensation costs related to granted stock options and awards as of September 29, 2018 that are expected to be recognized over a weighted-average period of approximately 2.1 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

12. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $(5.5) million and $2.2 million for the three months ended September 29, 2018 and September 30, 2017, resulting in effective tax rates of -24.4% and 9.8%, respectively. Income tax expense (benefit) was $(9.4) million and $1.5 million for the nine months ended September 29, 2018 and September 30, 2017, resulting in effective tax rates of -15.9% and 2.8%, respectively. The effective tax rate for the three and nine months ended September 29, 2018 decreased from the prior periods primarily due to a decrease in the U.S. statutory tax rate from 35% to 21%, the impact of a change of U.S. method of tax accounting for recognizing revenue and the SAB 118 (defined below) discrete benefit related to the transition tax calculation. This decrease was partially offset by a decrease in the foreign tax rate benefit.

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

At September 29, 2018, the Company has not completed its accounting for the tax effects of the Act but has made reasonable estimates of the effects on the re-measurement of its deferred tax assets and liabilities as well as its transition tax liability. During the three-month period ended September 29, 2018, the Company recorded adjustments to the provisional amounts recorded at December 30, 2017 and included these adjustments as a component of tax expense from continuing operations. The Company recorded a decrease of $6.1 million to the transition tax liability and a net increase of $0.9 million related to the revaluation of deferred tax assets and liabilities. The Company has not yet fully collected all necessary data to complete its analysis of the effect of the Act on its deferred tax assets and liabilities and is also awaiting additional guidance to complete its analysis. Therefore, the Company has not yet completed its accounting of the re-measurement of its deferred tax assets and liabilities. Additionally, the Company has not yet collected and analyzed all necessary tax and earnings data of its foreign operations and therefore, the Company has also not yet completed its accounting for the income tax effects of the transition tax. The Company will continue to refine its calculations as additional analysis is completed.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

In other cases, the Company has not been able to make a reasonable estimate and therefore continues to account for those items based in its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment of the Act.

The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet made its accounting policy election. At September 29, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

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

Uncertain Tax Positions

As of September 29, 2018, the Company had gross unrecognized tax benefits of $2.2 million, of which $2.2 million would affect the effective tax rate if recognized. During the nine months ended September 29, 2018, the Company released $1.9 million of unrecognized tax benefits as a result of a lapse in the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. These amounts were not material for any of the periods presented.

The Norwegian Tax Administration (“NTA”) has completed its examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013, 2014, 2015 and 2016. The Company received a final assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. Since the original assessment was issued, the NTA has reduced its assessment. The revised adjustment to the pricing of the intercompany transaction would now result in approximately $17.6 million additional Norwegian income tax.  The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies. The Company believes that it is likely that the NTA will request a payment of approximately $9.5 million during the appeal process.

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

The Company believes it is reasonably possible that the gross unrecognized tax benefits will not decrease in the next 12 months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2018 will have 52 weeks and fiscal 2017 had 52 weeks. Our third quarter of fiscal 2018 ended September 29, 2018. Our third quarter of fiscal 2017 ended September 30, 2017.

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

Current Period Highlights

Revenues increased $31.5 million in the recent quarter compared to the third quarter of fiscal 2017, primarily due to increased revenues from our IoT and Infrastructure products offset by decreased revenues from our Broadcast and Access products. Gross margin increased $19.1 million during the same period due primarily to increased product sales. Gross margin as a percent of revenues increased to 58.9% in the recent quarter compared to 58.7% in the third quarter of fiscal 2017 primarily due to variations in product mix. Operating expenses increased by $18.9 million in the recent quarter compared to the third quarter of fiscal 2017 due primarily to increased personnel-related expenses, amortization of intangible assets and acquisition-related costs. Operating income in the recent quarter was $25.1 million compared to $25.0 million in the third quarter of fiscal 2017.

We ended the third quarter with $601.9 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $145.1 million during the recent nine-month period. Accounts receivable was $74.6 million at September 29, 2018, representing 29 days sales outstanding (DSO). Inventory was $77.6 million at September 29, 2018, representing 74 days of inventory (DOI). In the first nine months of 2018, we repurchased 0.3 million shares of our common stock for $24.3 million.

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

In the first nine months of fiscal 2018, we introduced Wireless Xpress modules that deliver Bluetooth® and Wi-Fi® connectivity with no firmware development necessary; new any-frequency clocks combining the clock IC and a quartz crystal reference inside the same package; timing solutions to meet the high-performance requirements of 56G/112G SerDes clocking applications; new multiprotocol software for our Wireless Gecko portfolio, enabling Bluetooth Low Energy (LE) connectivity with sub-GHz IoT devices; a proven reference design for ITU-T G.8262-compliant Synchronous Ethernet (SyncE) applications; a multiprotocol mesh networking solution for the IoT jointly created with Wirepas; low-power PCI Express® (PCIe®) Gen 4 clock buffers for 1.5 V and 1.8 V applications; two new Power over Ethernet (PoE) Powered Device (PD) families for a wide range of IoT applications; new Tiny Gecko MCUs that extend battery life for IoT connected devices; and a new Wi-Fi portfolio to simplify the design of power-sensitive, battery-operated Wi-Fi products. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the nine months ended September 29, 2018, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the nine months ended September 29, 2018. There were no contract manufacturers that accounted for more than 10% of our revenues during the nine months ended September 29, 2018.

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

The percentage of our revenues derived from outside of the United States was 82% during the nine months ended September 29, 2018.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.1	41.3	40.1	41.0
Gross margin	58.9	58.7	59.9	59.0

Operating expenses:
Research and development	26.5	26.2	26.9	27.6
Selling, general and administrative	21.5	19.9	22.8	21.1
Operating expenses	48.0	46.1	49.7	48.7

Operating income	10.9	12.6	10.2	10.3

Other income (expense):
Interest income and other, net	0.9	0.9	1.1	0.7
Interest expense	(2.1)	(2.4)	(2.2)	(1.6)
Income before income taxes	9.7	11.1	9.1	9.4
Provision (benefit) for income taxes	(2.4)	1.1	(1.4)	0.3
Net income	12.1%	10.0%	10.5%	9.1%

Revenues

	Three Months Ended				Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	Change	% Change	September 29, 2018	September 30, 2017	Change	% Change
Internet of Things	$125.3	$99.9	$25.4	25.5%	$344.5	$285.5	$59.0	20.7%
Infrastructure	52.6	38.9	13.7	35.2%	153.5	113.1	40.4	35.7%
Broadcast	36.1	43.0	(6.9)	(16.0)%	106.3	116.9	(10.6)	(9.1)%
Access	16.2	16.9	(0.7)	(4.1)%	48.4	52.3	(3.9)	(7.4)%
	$230.2	$198.7	$31.5	15.9%	$652.7	$567.8	$84.9	14.9%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $25.4 million for our IoT products, due primarily to increased demand for our wireless products and the addition of revenues from an acquisition.

•                  Increased revenues of $13.7 million for our Infrastructure products, due primarily to increased demand for our isolation products and timing products.

•                  Decreased revenues of $6.9 million for Broadcast products, due primarily to decreases in the market for our consumer products and decreased demand for our automotive products.

•                  Decreased revenues of $0.7 million for our Access products, due primarily to decreased demand for our VoIP products and decreases in the market for such products.

The change in revenues in the recent nine month period was due primarily to:

•                  Increased revenues of $59.0 million for our IoT products, due primarily to increased demand for our wireless products and the addition of revenues from an acquisition.

•                  Increased revenues of $40.4 million for our Infrastructure products, due primarily to increased demand for our isolation products and timing products.

•                  Decreased revenues of $10.6 million for Broadcast products, due primarily to decreases in the market for our consumer products.

•                  Decreased revenues of $3.9 million for our Access products, due primarily to decreased demand for our VoIP products and decreases in the market for such products.

Unit volumes of our products increased by 9.7% and average selling prices increased by 5.6% compared to the three months ended September 30, 2017. Unit volumes of our products increased by 14.3% and average selling prices increased by 0.5% compared to the nine months ended September 30, 2017. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	Change	September 29, 2018	September 30, 2017	Change
Gross margin	$135.6	$116.6	$19.0	$391.2	$334.9	$56.3
Percent of revenue	58.9%	58.7%	0.2%	59.9%	59.0%	0.9%

The increased dollar amount of gross margin in the recent three month period was due to increases in gross margin of $13.1 million for our Internet of Things products and $9.7 million for our Infrastructure products, offset by decreases in gross margin of $3.6 million for our Broadcast products and $0.2 million for our Access products. The increased dollar amount of gross margin in the recent nine month period was due to increases in gross margin of $34.0 million for our Internet of Things products and $30.2 million for our Infrastructure products, offset by decreases in gross margin of $7.0 million for our Broadcast products and $0.9 million for our Access products. Gross margin increased during the recent three and nine month periods due primarily to increased product sales. Gross margin in the recent three and nine month periods included $4.0 million and $6.1 million, respectively, in acquisition-related charges for the fair value write-up associated with acquired inventory. Gross margin as a percent of revenues increased during the recent three and nine month periods primarily due to a higher mix of Infrastructure products sold in the recent periods.

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

Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	Change	% Change	September 29, 2018	September 30, 2017	Change	% Change
Research and development	$61.1	$52.0	$9.1	17.5%	$175.4	$156.8	$18.6	11.9%
Percent of revenue	26.5%	26.2%			26.9%	27.6%

The increase in research and development expense in the recent three and nine month periods was primarily due to increases of $5.4 million and $11.6 million, respectively, for personnel-related expenses, including costs associated with increased headcount and an acquisition, and $2.6 million and $4.4 million, respectively, for the amortization of intangible assets. The decrease in research and development expense as a percent of revenues in the recent nine month period was due to our increased revenues. We expect that research and development expense will increase in absolute dollars in the fourth quarter of fiscal 2018.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	Change	% Change	September 29, 2018	September 30, 2017	Change	% Change
Selling, general and administrative	$49.4	$39.6	$9.8	24.7%	$148.9	$119.6	$29.3	24.5%
Percent of revenue	21.5%	19.9%			22.8%	21.1%

The increase in selling, general and administrative expense in the recent three month period was primarily due to increases of $6.5 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, and $1.4 million for the amortization of intangible assets. The increase in selling, general and administrative expense in the recent nine month period was primarily due to increases of $18.6 million for personnel-related expenses, $4.0 million for acquisition-related costs, and $2.4 million for the amortization of intangible assets. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the fourth quarter of fiscal 2018.

Interest Income and Other, Net

Interest income and other, net for the three and nine months ended September 29, 2018 was $2.1 million and $6.9 million, respectively, compared to $1.9 million and $4.1 million for the three and nine months ended September 30, 2017, respectively. The increase in interest income and other, net in the recent nine month period was primarily due to increased interest income earned as a result of higher market interest rates and a gain of $1.0 million recorded in connection with a fair value adjustment to an equity investment.

Interest Expense

Interest expense for the three and nine months ended September 29, 2018 was $4.9 million and $14.7 million, respectively, compared to $4.8 million and $9.3 million for the three and nine months ended September 30, 2017, respectively. The increase in interest expense in the recent nine month period was primarily due to increased interest expense of $3.6 million on our convertible debt, including amortization of the debt discount and debt issuance costs, and a $2.0 million gain recorded in the prior nine month period in connection with the termination of our interest rate swap agreement.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	September 29, 2018	September 30, 2017	Change	September 29, 2018	September 30, 2017	Change
Provision (benefit) for income taxes	$(5.5)	$2.2	$(7.7)	$(9.4)	$1.5	$(10.9)
Effective tax rate	(24.4)%	9.8%		(15.9)%	2.8%

The effective tax rate for the three and nine months ended September 29, 2018 decreased from the prior periods primarily due to a decrease in the U.S. statutory tax rate from 35% to 21%, the impact of a change of U.S. method of tax accounting for recognizing revenue, and the Staff Accounting Bulletin No. 118 discrete benefit related to the transition tax calculation. This decrease was partially offset by a decrease in the foreign tax rate benefit.

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

Business Outlook

The following represents our business outlook for the fourth quarter of fiscal 2018.

Income Statement Item	Estimate

Revenues	$221 million to $227 million

Gross margin	60.0%

Operating expenses	$111.0 million

Effective tax rate	10.0%

Diluted earnings per share	$0.39 to $0.45

Liquidity and Capital Resources

Our principal sources of liquidity as of September 29, 2018 consisted of $601.9 million in cash, cash equivalents and short-term investments, of which approximately $463.0 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government bonds and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $145.1 million during the nine months ended September 29, 2018, compared to net cash provided of $141.4 million during the nine months ended September 30, 2017. Operating cash flows during the nine months ended September 29, 2018 reflect our net income of $68.4 million, adjustments of $88.6 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $11.9 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $74.6 million at September 29, 2018 from $71.4 million at December 30, 2017. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 29 days at September 29, 2018 and 32 days at December 30, 2017.

Inventory increased to $77.6 million at September 29, 2018 from $73.1 million at December 30, 2017. A portion of the increase was due to inventory acquired from the Z-Wave business acquisition. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 74 days at September 29, 2018 and 81 days at December 30, 2017.

Investing Activities

Net cash used in investing activities was $149.2 million during the nine months ended September 29, 2018, compared to net cash used of $354.9 million during the nine months ended September 30, 2017. The decrease in cash outflows was principally due to an increase of $446.1 million in net sales and maturities of marketable securities, offset by an increase of $226.1 million in net payments for the acquisition of businesses. See Note 6, Acquisitions, to the Condensed Consolidated Financial Statements for additional information.

We anticipate capital expenditures of approximately $32 to $36 million for fiscal 2018. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $40.0 million during the nine months ended September 29, 2018, compared to net cash provided of $308.9 million during the nine months ended September 30, 2017. The decrease in cash inflows was principally due to $389.5 million in net proceeds from the issuance of long-term debt during the nine months ended September 30, 2017, offset by a decrease of $72.5 million in payments on debt. In October 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock from January 2018 through December 2018. In October 2018, the Board of Directors increased the share repurchase amount for this program to $200 million and extended the program date through December 2019.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. Topic 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will elect an optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. We expect to elect certain practical expedients permitted under the transition guidance. We are evaluating the effect that the adoption of this ASU will have on our financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of September 29, 2018 would decrease our future annual interest income by approximately $5.4 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of September 29, 2018. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of September 29, 2018, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 29, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended September 29, 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended September 29, 2018 was $175.4 million, or 26.9% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended September 29, 2018, 72% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the nine months ended September 29, 2018, our ten largest customers accounted for 20% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 82% during the nine months ended September 29, 2018. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

•                  Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;

•                  Protectionist laws and business practices, including trade restrictions, tariffs, quotas and other trade barriers, particularly with respect to China-U.S. trade policies;

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Broadcom, Cypress, IDT, Infineon, Maxim Integrated Products, MaxLinear, Microchip, Nordic Semiconductor, NXP Semiconductors, Qualcomm, Renesas, STMicroelectronics, Synaptics, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

The following table summarizes repurchases of our common stock during the three months ended September 29, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018– July 28, 2018	62	$94.70	62	$90,733

July 29, 2018– August 25, 2018	93	$94.58	93	$81,932

August 26, 2018– September 29, 2018	66	$93.98	66	$75,733
Total	221	$94.48	221

In October 2017, the Board of Directors authorized a program to repurchase up to $100 million of our common stock from January 2018 through December 2018. In October 2018, the Board of Directors increased the share repurchase amount for this program to $200 million and extended the program date through December 2019. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

SILICON LABORATORIES INC.

October 24, 2018	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle President and Chief Executive Officer (Principal Executive Officer)

October 24, 2018	/s/ John C. Hollister
Date	John C. Hollister Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)