Form 10-K
period 2018-12-29
SILICON LABORATORIES INC
filed 2019-01-30
CIK 1038074

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (June 29, 2018) was approximately $4.2 billion (assuming, for this purpose, that only directors and officers are deemed affiliates).

         There were 43,088,623 shares of the registrant's common stock issued and outstanding as of January 21, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Products

        We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the IoT including connected home and security, industrial, smart energy, consumer, automotive and lighting applications. We are a supplier of wireless connectivity solutions for the IoT based on Zigbee®, sub-GHz proprietary technologies, Bluetooth®, Z-Wave®, Thread, and Wi-Fi®.

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
Internet of Things Products
Microcontrollers and Wireless Products

We offer a family of products ideal for embedded systems that include energy friendly 8-bit mixed-signal microcontrollers, 32-bit wireless MCUs and ultra-low-power 32-bit MCUs based on scalable ARM® Cortex-M0+/M3/M4 cores, as well as wireless connectivity devices such as our multiprotocol Wireless Gecko system-on-chip (SoC) devices. Our wireless modules provide flexible, highly integrated products that meet demanding requirements and can be used in many applications. Our wireless connectivity solutions for the IoT are based on Zigbee, sub-GHz proprietary technologies, Bluetooth, Z-Wave, Thread and Wi-Fi. Our EFM32™, EFM8™, 8051, wireless MCUs and wireless SoCs are supported by Simplicity Studio™, which provides one-click access to design tools, documentation, software and support resources. We also offer a Micrium® real-time operating system (RTOS) to help simplify software development for IoT applications by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities. Our broad portfolio addresses a variety of target markets, including smart home, commercial (building automation and retail) and industrial (smart energy, factory automation, smart cities).

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

•

Optical networking

•

Telecommunications

•

Data communications

•

Switches/routers

•

Industrial

•

Servers and storage

•

Mobile fronthaul and backhaul

•

Wireless base stations

•

Small cells

•

Broadcast video

Product Areas and Description	Applications
Isolation Products

Our digital isolation techniques enable customers to deploy more energy efficient power solutions that meet isolation safety standards and solve difficult electronic noise issues. Systems such as data center servers, cellular base stations, uninterruptable power supplies and electric vehicles require increasingly energy efficient power solutions. Electric motors used in electric vehicles, pumps, HVAC compressors, fans and automated machinery need more sophisticated and efficient digital controls. Our isolation technology enables customers to address these demanding requirements. Products include multi-channel isolators, isolated drivers, isolated power converters and mixed-signal devices that simplify design, improve reliability, minimize noise emissions and reduce system cost

•

Industrial control and automation systems

•

Cloud, datacenter and telecom power supplies

•

Electric vehicle charging stations

•

Solar inverters

•

Hybrid / Electric automotive drive trains

•

Motor control

•

High power audio

•

Test and measurement equipment

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

•

Integrated digital televisions (iDTV)

•

Free-to-Air (FtA) or pay-TV set-top boxes

•

PVR/DVD/Blu-Ray/HDD video recorders

•

PC-TV applications

•

AM/FM clock radios

•

DAB digital radios

•

HD Radio digital radios

•

Home theater systems

•

Portable audio devices

•

MP3/digital media players

Broadcast Automotive

Our high-performance solutions for car audio systems include high-fidelity radio ICs that improve the end user experience, reduce system cost and offer the latest digital radio technologies like DAB/DAB+ and HD Radio. Our scalable architecture enables infotainment system suppliers to leverage their investments across multiple product lines ranging from entry-level car radios to cutting-edge multi-tuner, multi-antenna radios for premium vehicles.

• Automotive OEM infotainment systems • Aftermarket car radios • Navigation/GPS devices
Access Products

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
ISOmodem® Embedded Modems

Our ISOmodem embedded modems leverage innovative silicon direct access arrangement (DAA) technology and a digital signal processor (DSP) to deliver a globally compliant, compact analog modem for embedded applications.

• Fax machines and multi-function printers • Point of sale (POS) terminals • Security systems • Industrial monitoring • Remote medical monitoring
Power over Ethernet

Our PoE power source equipment and powered device ICs offer highly differentiated solutions with a reduced total bill of materials (BOM) and improved performance and reliability. Our solutions offer a higher level of integration not available with competing solutions.

• Enterprise networking routers and switches • Wireless access points (WAP) • VoIP phones • POS terminals • Security cameras

        Revenues during fiscal 2018, 2017 and 2016 were generated predominately by sales of our mixed-signal products. The following summarizes our revenue by product category (in thousands):

	Fiscal Year
	2018	2017	2016
Internet of Things	$463,838	$395,012	$314,614
Infrastructure	199,478	152,158	147,677
Broadcast	141,412	152,980	157,746
Access	63,539	68,717	77,589

Revenues	$868,267	$768,867	$697,626

Customers, Sales and Marketing

        We market our products through our direct sales force and through a network of independent sales representatives and distributors. Direct and distributor customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

        We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. During fiscal 2018, our ten largest end customers accounted for 20% of our revenues. We had no customer that represented more than 10% of our revenues during this period. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we sell the products to, and are paid by distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell directly to our customers, Arrow Electronics and Edom Technology, each represented 21% and 17% of our revenues during fiscal 2018, respectively. There were no contract manufacturers that accounted for 10% or more of revenues for fiscal 2018. During fiscal 2018, we consolidated our distribution relationships to a single global distributor, Arrow Electronics. We are maintaining our extensive network of regional distributor partners and etailers to complement our single global distributor partner.

        We maintain numerous sales offices in Asia, the Americas and Europe. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 83% in fiscal 2018. For further information regarding our revenues and long-lived assets by geographic area, see Note 18, Segment Information, to the Consolidated Financial Statements.

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

        Research and development expenses were $238.3 million, $209.5 million and $199.7 million in fiscal 2018, 2017 and 2016, respectively.

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

        Our combined expertise in IC design and software development allows us to engineer modules that provide robust, high-performance connections in challenging wireless environments. We have developed wireless modules based on numerous wireless standards, including Z-Wave, Bluetooth, Zigbee, Thread, Wi-Fi and sub-GHz. We believe our demonstrated proficiency in the design of modules provides our customers with significant advantages such as fast time to market, reduced development cost, global wireless certifications and software reuse.

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

Manufacturing

        As a fabless semiconductor company, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs typically use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products' life cycles. We currently partner with Taiwan Semiconductor Manufacturing Co. (TSMC) and Semiconductor Manufacturing International Corporation (SMIC) to manufacture the majority of our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

        Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2018, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2019.

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

Intellectual Property

        Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 29, 2018, we had approximately 1,730 issued or pending United States and foreign patents. There can be no assurance that patents will ever be issued with respect to our patent applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Employees

        As of December 29, 2018, we employed 1,505 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

        Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2018 was $238.3 million, or 27.5% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could adversely affect our business

        The semiconductor and software industries have experienced significant litigation involving patents and other intellectual property rights. From time to time, third parties, including non-practicing entities, allege intellectual property infringement by our products, our customers' products, or products using technologies or communications standards used in our industry. We also receive communications from customers or suppliers requesting indemnification for allegations brought against them by third parties. Some of these allegations have resulted, and may result in the future, in our involvement in litigation. We have certain contractual obligations to defend and indemnify our customers from certain infringement claims. We also have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future.

        Given the unpredictable nature of litigation and the complexity of the technology, we may not prevail in any such litigation. Legal proceedings could subject us to significant liability, invalidate our proprietary rights, or harm our businesses and our ability to compete. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome or merit, could be time-consuming and expensive to resolve and could divert our management's time and attention. Intellectual property litigation also could force us to take specific actions, including:

  •
  Cease using, selling or manufacturing certain products, services or processes;

  •
  Attempt to obtain a license, which license may require the payment of substantial royalties or may not be available on reasonable terms or at all;

  •
  Incur significant costs, time delays and lost business opportunities to develop alternative technologies or redesign products; or

  •
  Pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

Any acquisitions we make could disrupt our business and harm our financial condition

        As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. On April 18, 2018, we acquired the Z-Wave business from Sigma Designs. This acquisition and other acquisitions that we have made and may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

Failure to manage our distribution channel relationships could impede our future growth

        The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2018, 71% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management's time and system resources to manage properly. Because we consolidated our distribution relationships to a single global distributor, Arrow Electronics, in fiscal 2018, termination of the relationship with Arrow Electronics, either by us or by Arrow Electronics, could result in a temporary or permanent loss of revenue. If Arrow Electronics fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Arrow Electronics, we may not be able to find a distributor with the scale and resources of Arrow Electronics, maintain existing levels of international revenue or realize expected long-term international revenue growth. We may not be successful in finding suitable alternative global distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

        The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During fiscal 2018, our ten largest customers accounted for 20% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

        Most of the silicon wafers for the products that we have sold were manufactured either by TSMC or SMIC. Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

        We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 83% during fiscal 2018. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

        Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We believe the semiconductor industry is currently suffering a downturn due in large part to adverse macroeconomic conditions, characterized by a slowdown in overall GDP performance and factory activity in certain regions, particularly in China , higher levels of customer inventory, the impact of tariffs on trade relations, and greater overall uncertainty regarding the economy. This downturn has had, and may continue to have, a material adverse effect on our business and operating results.

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

Changes in the Privacy and Data Security/Protection Laws Could Have an Adverse Effect on our Operations

        Federal, state and international privacy-related or data protection laws and regulations could have an adverse effect on our operations. Complying with these laws and the possibility of proceedings against us by governmental entities or others in relation to these laws could increase operational costs. In May 2018, the European Union's General Data Protection Regulation ("GDPR") went into effect, replacing the EU's 1995 Data Protection Directive. The costs of compliance with the GDPR and the potential for fines and penalties in the event of a breach of the GDPR may have an adverse effect on our operations.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we own, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 129,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, Australia, Canada, China, Denmark, Finland, France, Germany, Hungary, India, Italy, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.    Legal Proceedings

        Information regarding legal proceedings is provided in Note 11, Commitments and Contingencies, to the Consolidated Financial Statements. Such information is incorporated by reference herein.

Item 4.    Mine Safety Disclosures

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

        Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". The table below shows the high and low per-share sales prices of our common stock for the periods indicated, as reported by NASDAQ. As of January 21, 2019, there were 67 holders of record of our common stock.

	High	Low
Fiscal Year 2017
First Quarter	$75.60	$63.15
Second Quarter	78.45	66.85
Third Quarter	81.95	66.35
Fourth Quarter	96.93	80.17
Fiscal Year 2018
First Quarter	$101.20	$84.48
Second Quarter	110.70	85.96
Third Quarter	108.15	90.50
Fourth Quarter	93.73	73.13

Dividend Policy

        We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Stock Performance Graph

        The graph depicted below shows a comparison of cumulative total stockholder returns for an investment in Silicon Laboratories Inc. common stock, the NASDAQ Composite Index and the PHLX Semiconductor Index.

Company / Index	12/28/13	01/03/15	01/02/16	12/31/16	12/30/17	12/29/18
Silicon Laboratories Inc.	$100.00	$112.18	$114.62	$153.48	$208.50	$185.36
NASDAQ Composite	$100.00	$115.10	$123.34	$134.27	$174.07	$167.82
PHLX Semiconductor Sector Total Return Index	$100.00	$131.84	$129.76	$180.79	$254.08	$237.11

(1)
The graph assumes that $100 was invested in our common stock and in each index at the market close on December 28, 2013, and that all dividends were reinvested. No cash dividends have been declared on our common stock.

(2)
Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

        The following table summarizes repurchases of our common stock during the three months ended December 29, 2018 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2018 - October 27, 2018	—	$—	—	$175,733
October 28, 2018 - November 24, 2018	177	$84.78	177	$160,733
November 25, 2018 - December 29, 2018	—	$—	—	$160,733

Total	177	$84.78	177

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

	Fiscal Year
	2018 (1)	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$868,267	$768,867	$697,626	$644,826	$620,704
Operating income	$85,208	$84,974	$66,277	$32,234	$51,421
Net income	$83,591	$47,092	$61,494	$29,586	$38,021
Earnings per share:
Basic	$1.94	$1.11	$1.47	$0.70	$0.88
Diluted	$1.90	$1.09	$1.45	$0.69	$0.87
Consolidated Balance Sheet Data
Cash, cash equivalents and investments	$619,581	$769,704	$300,263	$250,112	$342,614
Working capital	681,793	785,317	351,156	280,819	365,223
Total assets	1,624,354	1,535,082	1,081,844	1,011,463	1,042,561
Long-term obligations	412,219	419,741	115,191	108,028	121,191
Total stockholders' equity	1,067,290	953,016	826,958	761,114	758,056

(1)
In fiscal 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. We elected the modified retrospective method of adoption. Prior periods have not been adjusted. See Note 2, Significant Accounting Policies, to the Consolidated Financial Statements for additional information.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the "Cautionary Statement" and "Risk Factors" above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2018, 2017 and 2016 were 52-week years and ended on December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

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

Current Period Highlights

        Revenues increased $99.4 million in fiscal 2018 compared to fiscal 2017, primarily due to increased revenues from our IoT and Infrastructure products offset by decreased revenues from our Access and Broadcast products. Gross margin increased $67.2 million during the same period due primarily to increased product sales. Gross margin as a percent of revenues increased to 60.1% in fiscal 2018 compared to 59.1% in fiscal 2017 primarily due to variations in product mix. Operating expenses increased $67.0 million in fiscal 2018 compared to fiscal 2017 due primarily to increased personnel-related expenses, amortization of intangible assets and acquisition-related costs. Operating income in fiscal 2018 was $85.2 million compared to $85.0 million in fiscal 2017.

        We ended fiscal 2018 with $613.8 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $173.5 million during fiscal 2018. Accounts receivable was $73.2 million at December 29, 2018, representing 31 days sales outstanding (DSO). Inventory was $75.0 million at December 29, 2018, representing 79 days of inventory (DOI). In fiscal 2018, we repurchased 0.4 million shares of our common stock for $39.3 million.

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

        In fiscal 2018, we introduced the next-generation Z-Wave® 700 on the Wireless Gecko platform, a comprehensive hardware and software connectivity solution for the smart home; a jointly developed LTE-M expansion kit featuring the Digi International Digi XBee3™ pre-certified cellular modem and a Silicon Labs Gecko microcontroller; Wireless Xpress modules that deliver Bluetooth and Wi-Fi connectivity with no software development necessary; new any-frequency clocks combining the clock IC and a quartz crystal reference inside the same package; timing solutions to meet the high-performance requirements of 56G/112G SerDes clocking applications; new multiprotocol software for our Wireless Gecko portfolio, enabling Bluetooth Low Energy (LE) connectivity with sub-GHz IoT devices; a proven reference design for ITU-T G.8262-compliant Synchronous Ethernet (SyncE) applications; a multiprotocol mesh networking solution for the IoT jointly created with Wirepas; low-power PCI Express® (PCIe®) Gen 4 clock buffers for 1.5 V and 1.8 V applications; two new Power over Ethernet (PoE) Powered Device (PD) families for a wide range of IoT applications; new Tiny Gecko MCUs that extend battery life for IoT connected devices; and a new Wi-Fi portfolio to simplify the design of power-sensitive, battery-operated Wi-Fi products. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

        During fiscal 2018, 2017 and 2016, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented 21% and 17% of our revenues during fiscal 2018. Edom, Avnet and Arrow, each represented 19%, 14% and 12% of our revenues during fiscal 2017, and 17%, 13% and 11% of our revenues during fiscal 2016, respectively. There were no contract manufacturers that accounted for more than 10% of our revenues in fiscal 2018, 2017 or 2016. During fiscal 2018, we consolidated our distribution relationships to a single global distributor, Arrow Electronics. We are maintaining our extensive network of regional distributor partners and etailers to complement our single global distributor partner.

        The percentage of our revenues derived from outside of the United States was 83% in fiscal 2018, 85% in fiscal 2017 and 86% in fiscal 2016. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

        The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2018	2017	2016
Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.9	40.9	39.6

Gross margin	60.1	59.1	60.4
Operating expenses:
Research and development	27.5	27.2	28.6
Selling, general and administrative	22.8	20.8	22.3

Operating expenses	50.3	48.0	50.9

Operating income	9.8	11.1	9.5
Other income (expense):
Interest income and other, net	0.8	0.8	0.1
Interest expense	(2.3)	(1.9)	(0.4)

Income before income taxes	8.3	10.0	9.2
Provision (benefit) for income taxes	(1.3)	3.9	0.4

Net income	9.6%	6.1%	8.8%

Comparison of Fiscal 2018 to Fiscal 2017

Revenues

	Fiscal Year
				% Change
(in millions)	2018	2017	Change
Internet of Things	$463.8	$395.0	$68.8	17.4%
Infrastructure	199.5	152.2	47.3	31.1%
Broadcast	141.4	153.0	(11.6)	(7.6)%
Access	63.6	68.7	(5.1)	(7.5)%

Total	$868.3	$768.9	$99.4	12.9%

        The change in revenues in fiscal 2018 was due primarily to:

  •
  Increased revenues of $68.8 million for our IoT products, due primarily to increased demand for our wireless products and the addition of revenues from an acquisition.

  •
  Increased revenues of $47.3 million for our Infrastructure products, due primarily to increased demand for our isolation and timing products.

  •
  Decreased revenues of $11.6 million for Broadcast products, due primarily to decreases in the market for our consumer products.

  •
  Decreased revenues of $5.1 million for our Access products, due primarily to decreased demand for our VoIP products and decreases in the market for such products.

        Unit volumes of our products increased by 11.5% and average selling prices increased by 1.1% compared to fiscal 2017. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Margin

	Fiscal Year
(in millions)	2018	2017	Change
Gross margin	$521.4	$454.2	$67.2
Percent of revenue	60.1%	59.1%	1.0%

        The increased dollar amount of gross margin in fiscal 2018 was due to increases in gross margin of $42.8 million for our Internet of Things products and $34.6 million for our Infrastructure products, offset by decreases in gross margin of $8.5 million for our Broadcast products and $1.7 million for our Access products. Gross margin increased in fiscal 2018 due primarily to increased product sales. Gross margin in fiscal 2018 included $6.1 million in acquisition-related charges for the fair value write-up associated with acquired inventory. Gross margin as a percent of revenues increased in fiscal 2018 primarily due to a higher mix of Infrastructure products sold.

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

Research and Development

	Fiscal Year
				% Change
(in millions)	2018	2017	Change
Research and development	$238.3	$209.5	$28.8	13.8%
Percent of revenue	27.5%	27.2%

        The increase in research and development expense in fiscal 2018 was primarily due to increases of $16.5 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, and $7.2 million for the amortization of intangible assets. We expect that research and development expense will increase in absolute dollars in the first quarter of 2019 compared to the fourth quarter of 2018.

Selling, General and Administrative

	Fiscal Year
				% Change
(in millions)	2018	2017	Change
Selling, general and administrative	$197.8	$159.7	$38.1	23.9%
Percent of revenue	22.8%	20.8%

        The increase in selling, general and administrative expense in fiscal 2018 was primarily due to increases of $23.6 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, $3.6 million for the amortization of intangible assets and $3.4 million for acquisition-related costs. We expect that selling, general and administrative expense will increase in absolute dollars in the first quarter of 2019 compared to the fourth quarter of 2018.

Interest Income and Other, Net

        Interest income and other, net in fiscal 2018 was $6.6 million compared to $6.1 million in fiscal 2017. The increase in interest income and other, net in fiscal 2018 was primarily due to increased interest income earned as a result of higher market interest rates and higher investment balances, offset by a net loss of $1.8 million recorded in connection with fair value adjustments to an equity investment.

Interest Expense

        Interest expense in fiscal 2018 was $19.7 million compared to $14.1 million in fiscal 2017. The increase in interest expense in fiscal 2018 was primarily due to increased interest expense of $3.8 million on our convertible debt, including amortization of the debt discount and debt issuance costs, as a result of recording a full year of interest expense in fiscal 2018 versus a partial year in fiscal 2017. In addition, interest expense in fiscal 2017 was lower than fiscal 2018 due to a $2.0 million gain recorded in fiscal 2017 in connection with the termination of our interest rate swap agreement.

Provision (Benefit) for Income Taxes

	Fiscal Year
(in millions)	2018	2017	Change
Provision (benefit) for income taxes	$(11.4)	$29.8	$(41.2)
Effective tax rate	(15.8)%	38.8%

        The effective tax rate for fiscal 2018 decreased from fiscal 2017 primarily due to a reduction in the U.S. federal statutory rate as well as the inclusion of one-time tax impacts recorded in 2017 from the enactment of the Tax Cuts and Jobs Act. The effective tax rate in 2018 further decreased from fiscal 2017 primarily as a result two discrete 2018 items: the SAB 118 (defined below) discrete benefit related to the transition tax calculation as well as the impact of a change of U.S. method of tax accounting for recognizing revenue. This overall decrease in the effective tax rate was offset by a decrease in the Company's foreign tax rate benefit.

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

Comparison of Fiscal 2017 to Fiscal 2016

Revenues

	Fiscal Year
				% Change
(in millions)	2017	2016	Change
Internet of Things	$395.0	$314.6	$80.4	25.6%
Broadcast	153.0	157.7	(4.7)	(3.0)%
Infrastructure	152.2	147.7	4.5	3.0%
Access	68.7	77.6	(8.9)	(11.4)%

Total	$768.9	$697.6	$71.3	10.2%

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

Research and Development

	Fiscal Year
				% Change
(in millions)	2017	2016	Change
Research and development	$209.5	$199.7	$9.8	4.9%
Percent of revenue	27.2%	28.6%

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

Selling, General and Administrative

	Fiscal Year
				% Change
(in millions)	2017	2016	Change
Selling, general and administrative	$159.7	$155.5	$4.2	2.7%
Percent of revenue	20.8%	22.3%

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

Provision (Benefit) for Income Taxes

	Fiscal Year
(in millions)	2017	2016	Change
Provision (benefit) for income taxes	$29.8	$3.0	$26.8
Effective tax rate	38.8%	4.7%

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

Business Outlook

        The following represents our business outlook for the first quarter of fiscal 2019.

Income Statement Item	Estimate
Revenues	$183 million to $193 million
Gross margin	60.0%
Operating expenses	$114.0 million
Effective tax rate	10.0%
Diluted loss per share	$(0.11) to $(0.01)

Liquidity and Capital Resources

        Our principal sources of liquidity as of December 29, 2018 consisted of $613.8 million in cash, cash equivalents and short-term investments, of which approximately $487.0 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government securities and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

        Net cash provided by operating activities was $173.5 million during fiscal 2018, compared to net cash provided of $189.5 million during fiscal 2017. Operating cash flows during fiscal 2018 reflect our net income of $83.6 million, adjustments of $114.7 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $24.8 million due to changes in our operating assets and liabilities.

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

        Accounts receivable increased to $73.2 million at December 29, 2018 from $71.4 million at December 30, 2017. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 31 days at December 29, 2018 and 32 days at December 30, 2017.

        Inventory increased to $75.0 million at December 29, 2018 from $73.1 million at December 30, 2017. A portion of the increase was due to inventory acquired from the Z-Wave business acquisition. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 79 days at December 29, 2018 and 81 days at December 30, 2017.

Investing Activities

        Net cash used in investing activities was $197.0 million during fiscal 2018, compared to net cash used of $374.3 million during fiscal 2017. The decrease in cash outflows was principally due to an increase of $420.1 million in net sales and maturities of marketable securities, offset by an increase of $224.6 million in net payments for the acquisition of businesses. See Note 8, Acquisitions, to the Consolidated Financial Statements for additional information.

        Net cash used in investing activities was $374.3 million during fiscal 2017, compared to net cash used of $49.6 million during fiscal 2016. The increase in cash outflows was principally due to an increase of $318.6 million in net purchases of marketable securities and an increase of $8.6 million in net payments for the acquisition of businesses.

        We anticipate capital expenditures of approximately $22 to $24 million for fiscal 2019. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

        Net cash used in financing activities was $48.8 million during fiscal 2018, compared to net cash provided of $313.0 million during fiscal 2017. The decrease in cash inflows was principally due to $389.5 million in net proceeds from the issuance of long-term debt during fiscal 2017 and an increase of $39.3 million for repurchases of our common stock during fiscal 2018, offset by a decrease of $72.5 million in payments on debt. In October 2018, the Board of Directors increased the share repurchase amount for the October 2017 program from $100 million to $200 million and extended the termination date from December 2018 to December 2019.

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

        Our debt facilities include $400 million principal amount convertible senior notes (the "Notes") and a $300 million revolving credit facility. On March 6, 2017, we completed a private offering of the Notes. The Notes bear interest semi-annually at a rate of 1.375% per year and will mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date. In connection with our offering of the Notes, we entered into an amendment to our credit agreement and paid off the then remaining balance of $72.5 million. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to an aggregate of $200 million in additional commitments, subject to certain conditions. See Note 10, Debt, to the Consolidated Financial Statements for additional information.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of December 29, 2018 (in thousands):

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations (1)	$400,000	$—	$—	$—	$400,000	$—	$—
Interest on long-term debt obligations (2)	$20,427	$6,250	$5,927	$5,500	$2,750	$—	$—
Operating lease obligations (3)	$24,221	$5,287	$4,746	$4,051	$3,485	$2,810	$3,842
Purchase obligations (4)	$49,326	$49,256	$70	$—	$—	$—	$—
Other long-term obligations (5)	$26,755	$—	$4,679	$—	$2,884	$4,789	$14,403

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

We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $2.1 million for unrecognized tax benefits is not included in the table above. See Note 17, Income Taxes, to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

        As of December 29, 2018, we had no significant off-balance sheet arrangements.

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

        Revenue recognition—We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In order to achieve this core principle, we apply a five-step process. As part of this process, we analyze the performance obligations in a customer contract and estimate the consideration we expect to receive. The evaluation of performance obligations requires that we identify the promised goods and services in the contract. For contracts that contain more than one promised good and service, we then must determine whether the promises are capable of being distinct and if they are separately identifiable from other promises in the contract. Additionally, for our sales to distributors, we must estimate the impact that price adjustments and rights of return will have on consideration. We make these estimates based on available information, including recent sales activity and pricing data. If our evaluation of performance obligations is incorrect, we may recognize revenue sooner or later than is appropriate. If our estimates of consideration are inaccurate, we may recognize too much or too little revenue in a period.

        Stock-based compensation—We recognize the fair-value of stock-based compensation transactions in the Consolidated Statements of Income. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance awards is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and employee stock purchase plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 14, Stock-Based Compensation, to the Consolidated Financial Statements for additional information.

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

        In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. Topic 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will elect an optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. We expect to elect certain practical expedients permitted under the transition guidance. We are substantially complete with our evaluation of the effect that the adoption of this ASU will have on our financial statements. We believe that most of our operating lease commitments will be subject to the new standard. In connection with the adoption of ASC 842, we expect to recognize additional right-of-use assets and operating lease liabilities of $20.8 million on December 30, 2018.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

        Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of December 29, 2018 and December 30, 2017 would decrease our future annual interest income by approximately $5.6 million and $7.1 million, respectively. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

        We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of December 29, 2018. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

        As of December 29, 2018, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 29, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. There was no change in our internal controls during the fiscal quarter ended December 29, 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of December 29, 2018, our internal control over financial reporting is effective based on those criteria.

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

(b)
Exhibits

Exhibit Number
2.1	*	Agreement and Plan of Merger, dated December 7, 2017, by and among Silicon Laboratories Inc., Seguin Merger Subsidiary, Inc. and Sigma Designs, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on December 8, 2017).

3.1	*	Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).

3.2	*	Fourth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Form 8-K filed on January 27, 2017).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2	*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3	*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

10.1	*+	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2	*	Credit Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Bank of America, N.A., Wells Fargo Bank, National Association, and Regions Bank (filed as Exhibit 10.1 to the Form 8-K filed August 1, 2012).

10.3	*	First Amendment to Credit Agreement, dated July 24, 2015, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association, Citibank, N.A., Regions Bank, Bank of America, N.A. and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on July 29, 2015).

10.4	*	Second Amendment to Credit Agreement, dated February 27, 2017, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on February 27, 2017).

10.5	*	Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as "Obligors" (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

10.6	*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan, as amended and restated on April 20, 2017 (filed as Exhibit 10.1 to the Form 10-Q filed on July 26, 2017).

10.7	*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 20, 2017 (filed as Exhibit 10.2 to the Form 10-Q filed on July 26, 2017).

10.8	*+	Form of Restricted Stock Units Grant Notice and Global Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.7 to the Form 10-K filed on February 1, 2017).

Exhibit Number
10.9	*+	Form of Market Stock Units Grant Notice and Global Market Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.8 to the Form 10-K filed on February 1, 2017).

10.10	*+	Form of Stock Option Grant Notice and Global Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.9 to the Form 10-K filed on February 1, 2017).

10.11	*+	Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.10 to the Form 10-K filed on February 1, 2017).

10.12	*	Purchase Agreement between Silicon Laboratories Inc. and Goldman, Sachs & Co. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named therein, dated February 28, 2017 (filed as Exhibit 10.1 to the Form 8-K filed on March 6, 2017).

10.13	*+	CEO Change in Control Agreement dated October 23, 2018 between Silicon Laboratories Inc. and G. Tyson Tuttle (filed as Exhibit 10.1 to the Form 8-K filed on October 24, 2018).

10.14	*+	Silicon Laboratories Inc. Form of Change in Control Agreement (filed as Exhibit 10.2 to the Form 8-K filed on October 24, 2018).

10.15	*+	Silicon Laboratories Inc. 2019 Bonus Plan (filed as Exhibit 10.1 to the Form 8-K filed on January 28, 2019).

21		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24		Power of Attorney (included on signature page to this Form 10-K).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*
Incorporated herein by reference to the indicated filing.

+
Management contract or compensatory plan or arrangement

Item 16.    Form 10-K Summary

        None.

SCHEDULE II

SILICON LABORATORIES INC.
VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Deferred Tax Assets	Balance at Beginning of Period	Additions Charged to Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
		(in thousands)
Year ended December 29, 2018	$6,518	$435	$—	$(1,978)	$4,975
Year ended December 30, 2017	$12,361	$2,110	$1,732	$(9,685)	$6,518
Year ended December 31, 2016	$10,264	$2,715	$—	$(618)	$12,361

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on January 30, 2019.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH Navdeep S. Sooch	Chairman of the Board	January 30, 2019
/s/ G. TYSON TUTTLE G. Tyson Tuttle	President, Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2019
/s/ JOHN C. HOLLISTER John C. Hollister	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 30, 2019
/s/ WILLIAM G. BOCK William G. Bock	Director	January 30, 2019

Name	Title	Date

/s/ JACK R. LAZAR Jack R. Lazar	Director	January 30, 2019
/s/ GREGG LOWE Gregg Lowe	Director	January 30, 2019
/s/ NINA RICHARDSON Nina Richardson	Director	January 30, 2019
/s/ SUMIT SADANA Sumit Sadana	Director	January 30, 2019
/s/ WILLIAM P. WOOD William P. Wood	Director	January 30, 2019
/s/ CHRISTY WYATT Christy Wyatt	Director	January 30, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Silicon Laboratories Inc.'s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silicon Laboratories Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Silicon Laboratories Inc. as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated January 30, 2019 expressed an unqualified opinion thereon.

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
January 30, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 30, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from sales to distributors in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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
Austin, Texas
January 30, 2019

Silicon Laboratories Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$197,043	$269,366
Short-term investments	416,779	494,657
Accounts receivable, net	73,194	71,367
Inventories	74,972	73,132
Prepaid expenses and other current assets	64,650	39,120

Total current assets	826,638	947,642
Property and equipment, net	139,049	127,682
Goodwill	397,344	288,227
Other intangible assets, net	170,832	83,144
Other assets, net	90,491	88,387

Total assets	$1,624,354	$1,535,082

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,171	$38,851
Deferred revenue and returns liability	22,494	—
Deferred income on shipments to distributors	—	50,115
Other current liabilities	81,180	73,359

Total current liabilities	144,845	162,325
Convertible debt	354,771	341,879
Other non-current liabilities	57,448	77,862

Total liabilities	557,064	582,066
Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock—$0.0001 par value; 250,000 shares authorized; 43,088 and 42,707 shares issued and outstanding at December 29, 2018 and December 30, 2017, respectively	4	4
Additional paid-in capital	107,517	102,862
Retained earnings	961,343	851,307
Accumulated other comprehensive loss	(1,574)	(1,157)

Total stockholders' equity	1,067,290	953,016

Total liabilities and stockholders' equity	$1,624,354	$1,535,082

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenues	$868,267	$768,867	$697,626
Cost of revenues	346,868	314,676	276,122

Gross margin	521,399	454,191	421,504
Operating expenses:
Research and development	238,347	209,491	199,744
Selling, general and administrative	197,844	159,726	155,483

Operating expenses	436,191	369,217	355,227

Operating income	85,208	84,974	66,277
Other income (expense):
Interest income and other, net	6,647	6,057	806
Interest expense	(19,694)	(14,128)	(2,587)

Income before income taxes	72,161	76,903	64,496
Provision (benefit) for income taxes	(11,430)	29,811	3,002

Net income	$83,591	$47,092	$61,494

Earnings per share:
Basic	$1.94	$1.11	$1.47
Diluted	$1.90	$1.09	$1.45
Weighted-average common shares outstanding:
Basic	43,159	42,446	41,713
Diluted	44,044	43,332	42,376

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$83,591	$47,092	$61,494
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	376	(729)	(179)
Reclassification for losses included in net income	49	—	—
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(953)	—	1,466
Reclassification for (gains) losses included in net income	316	(1,808)	249

Other comprehensive income (loss), before tax	(212)	(2,537)	1,536
Provision (benefit) for income taxes	(45)	(888)	537

Other comprehensive income (loss)	(167)	(1,649)	999

Comprehensive income	$83,424	$45,443	$62,493

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
Balance as of January 2, 2016	41,727	$4	$13,868	$747,749	$(507)	$761,114
Net income	—	—	—	61,494	—	61,494
Other comprehensive income (loss)	—	—	—	—	999	999
Stock issuances, net of shares withheld for taxes	1,055	—	6,346	—	—	6,346
Income tax benefit (shortfall) from stock-based awards	—	—	(2,061)	—	—	(2,061)
Repurchases of common stock	(893)	—	(33,299)	(7,244)	—	(40,543)
Stock-based compensation	—	—	39,609	—	—	39,609

Balance as of December 31, 2016	41,889	4	24,463	801,999	492	826,958
Cumulative effect of adoption of accounting standard	—	—	—	2,216	—	2,216
Net income	—	—	—	47,092	—	47,092
Other comprehensive income (loss)	—	—	—	—	(1,649)	(1,649)
Stock issuances, net of shares withheld for taxes	818	—	(3,938)	—	—	(3,938)
Stock-based compensation	—	—	44,809	—	—	44,809
Convertible debt issuance	—	—	37,528	—	—	37,528

Balance as of December 30, 2017	42,707	4	102,862	851,307	(1,157)	953,016
Cumulative effect of adoption of accounting standard	—	—	—	26,445	(250)	26,195
Net income	—	—	—	83,591	—	83,591
Other comprehensive income (loss)	—	—	—	—	(167)	(167)
Stock issuances, net of shares withheld for taxes	815	—	(6,180)	—	—	(6,180)
Repurchases of common stock	(434)	—	(39,276)	—	—	(39,276)
Stock-based compensation	—	—	50,111	—	—	50,111

Balance as of December 29, 2018	43,088	$4	$107,517	$961,343	$(1,574)	$1,067,290

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Operating Activities
Net income	$83,591	$47,092	$61,494
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	15,912	14,766	13,216
Amortization of other intangible assets and other assets	44,102	27,246	27,715
Amortization of debt discount and debt issuance costs	12,892	10,146	—
Stock-based compensation expense	50,077	44,752	39,628
Income tax shortfall from stock-based awards	—	—	(1,671)
Deferred income taxes	(8,210)	(26,452)	(4,087)
Changes in operating assets and liabilities:
Accounts receivable	3,931	3,234	46
Inventories	7,660	(13,416)	(6,093)
Prepaid expenses and other assets	(4,960)	25,266	(3,568)
Accounts payable	5,952	(468)	263
Other current liabilities and income taxes	(21,828)	61,924	2,879
Deferred income, deferred revenue and returns liability	(6,202)	4,453	9,713
Other non-current liabilities	(9,375)	(9,022)	(10,625)

Net cash provided by operating activities	173,542	189,521	128,910
Investing Activities
Purchases of available-for-sale investments	(395,904)	(636,363)	(185,231)
Sales and maturities of available-for-sale investments	474,129	294,452	161,921
Purchases of property and equipment	(24,462)	(12,252)	(10,927)
Purchases of other assets	(11,063)	(4,960)	(8,801)
Acquisitions of businesses, net of cash acquired	(239,729)	(15,168)	(6,546)

Net cash used in investing activities	(197,029)	(374,291)	(49,584)
Financing Activities
Proceeds from issuance of long-term debt, net	—	389,468	—
Payments on debt	—	(72,500)	(5,000)
Repurchases of common stock	(39,276)	—	(40,543)
Payment of taxes withheld for vested stock awards	(19,483)	(15,753)	(10,561)
Proceeds from the issuance of common stock	13,303	11,815	13,299
Payment of acquisition-related contingent consideration	(3,380)	—	(9,500)

Net cash provided by (used in) financing activities	(48,836)	313,030	(52,305)
Increase (decrease) in cash and cash equivalents	(72,323)	128,260	27,021
Cash and cash equivalents at beginning of period	269,366	141,106	114,085

Cash and cash equivalents at end of period	$197,043	$269,366	$141,106

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,227	$3,859	$2,222

Income taxes paid	$20,599	$8,929	$11,185

Supplemental Disclosure of Non-Cash Activity:
Stock issued in business combination	$—	$—	$4,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

        The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2018, 2017 and 2016 had 52 weeks and ended on December 29, 2018, December 30, 2017 and December 31, 2016, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, goodwill, acquired intangible assets, other long-lived assets, revenue recognition, stock-based compensation and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Adoption of New Revenue Accounting Standard

        The Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, on December 31, 2017, the first day of its fiscal year ended December 29, 2018. The Company elected the modified retrospective method of adoption which only applies to those contracts which were not completed as of December 31, 2017. Prior periods have not been adjusted. In connection with its adoption of ASC 606, the Company recorded a cumulative-effect adjustment to

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

2. Significant Accounting Policies (Continued)

retained earnings of $26.2 million on December 31, 2017. The following reflects the material changes recorded in connection with the cumulative-effect adjustment (in thousands):

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

        The following presents the amounts by which financial statement line items were affected in the current period due to the adoption of ASC 606 (in thousands):

Financial Statement Line Item*	Increase (Decrease)
Consolidated Statements of Income	Year Ended December 29, 2018
Revenues	$12,943
Cost of revenues	$4,234
Net income	$6,610
Earnings per share:
Basic	$0.15
Diluted	$0.15

Consolidated Balance Sheet**	December 29, 2018
Prepaid expenses and other current assets	$5,953
Goodwill	$(2,842)
Other assets, net	$(4,464)
Deferred revenue and returns liability	$22,494
Deferred income on shipments to distributors	$(60,789)
Other current liabilities	$4,282
Retained earnings	$32,805

*
Excludes line items that were not materially affected by the Company's adoption of ASC 606. The adoption had no impact to cash provided by or used in net operating, investing or financing activities in the Consolidated Statements of Cash Flows.

**
Balance sheet line item amounts include the cumulative-effect adjustment recorded on December 31, 2017.

        The primary impact of the Company's adoption of ASC 606 resulted from the acceleration of the timing of revenue recognition on sales to distributors. The Company previously deferred revenue and

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

2. Significant Accounting Policies (Continued)

cost of revenue on such sales until the distributors sold the product to the end customers. The Company now recognizes revenue at the time of sale to the distributor provided all other revenue recognition criteria have been met. The Company records a right of return asset and a returns liability in place of the deferred income on shipments to distributors previously recorded under ASC 605.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

2. Significant Accounting Policies (Continued)

not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive loss.

        In addition, the Company has made equity investments in non-publicly traded companies. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company's proportionate share of income or loss is recorded in interest income and other, net in the Consolidated Statement of Income. All other non-marketable equity investments are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Prior to fiscal 2018, all other non-marketable equity investments were accounted for using the cost method. The Company periodically reviews its equity investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair values when it determines that an other-than-temporary decline has occurred.

Derivative Financial Instruments

        The Company uses derivative financial instruments to manage certain exposures to the variability of foreign currency exchange rates and interest rates. The Company's objective is to offset increases and decreases in expenses resulting from these exposures with gains and losses on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative or trading purposes. The Company recognizes derivatives, on a gross basis, in the Consolidated Balance Sheet at fair value. Cash flows from derivatives are classified according to the nature of the cash receipt or payment in the Consolidated Statement of Cash Flows.

        Cash flow hedges used by the Company include foreign currency forward contracts and interest rate swap agreements. Foreign currency forward contracts are used to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Interest rate swap agreements are used to manage exposure to interest rate risks.

        The Company also uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company does not apply hedge accounting to these foreign currency forward contracts.

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

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets ranging from three to ten

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

2. Significant Accounting Policies (Continued)

years. Leasehold improvements are depreciated over the lease term or their useful life, whichever is shorter.

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

Long-Lived Assets

        Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from three to twelve years. Fair values are determined primarily using the income approach, in which the Company projects future expected cash flows and applies an appropriate discount rate.

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
December 29, 2018 (Continued)

2. Significant Accounting Policies (Continued)

Revenue Recognition

        Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Performance Obligations

        Substantially all of the Company's contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit (IC) products. Such sales represent a single performance obligation because the sale is one type of good (e.g., an IC) or includes multiple goods that are neither capable of being distinct nor separable from the other promises in the contract (e.g., an IC embedded with software). This performance obligation is satisfied when control of the product is transferred to the customer, which typically occurs upon delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. As allowed under ASC 606, the Company has opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

        The Company's products carry a one-year replacement warranty. The replacement warranty promises customers that delivered products are as specified in the contract (an "assurance-type warranty"). Therefore, the Company accounts for such warranties under ASC 460, Guarantees, and not as a separate performance obligation.

Transaction Price

        The transaction price reflects the Company's expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to distributors under agreements allowing certain rights of return, referred to as stock rotation, and credits issued to the distributor due to price protection. Stock rotation allows distributors limited levels of returns and is based on the distributor's prior purchases. Price protection represents price discounts granted to certain distributors and is based on negotiations on sales to end customers.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

2. Significant Accounting Policies (Continued)

inventory not meeting revenue recognition criteria. A corresponding deferred revenue and returns liability amount is recorded for unrecognized revenue associated with such costs.

Contract Balances

        Accounts receivable represents the Company's unconditional right to receive consideration from its customer. Payments are typically due within 30 days of invoicing and do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheet in any of the periods presented.

Shipping and Handling

        Shipping and handling costs are classified as a component of cost of revenues in the Consolidated Statements of Income.

Stock-Based Compensation

        The Company has stock-based compensation plans, which are more fully described in Note 14, Stock-Based Compensation. The Company accounts for those plans using a fair-value method and recognizes the expense in its Consolidated Statement of Income.

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

Advertising

        Advertising costs are expensed as incurred. Advertising expenses were $1.9 million, $1.4 million and $1.6 million in fiscal 2018, 2017 and 2016, respectively.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

2. Significant Accounting Policies (Continued)

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

        In February 2016, the FASB issued ASU No. 2016-02, Leases, which was subsequently amended in 2018 by ASU 2018-10, ASU 2018-11 and ASU 2018-20 (collectively, Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

2. Significant Accounting Policies (Continued)

leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. Topic 842 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will elect an optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company expects to elect certain practical expedients permitted under the transition guidance. The Company is substantially complete with its evaluation of the effect that the adoption of this ASU will have on its financial statements. The Company believes that most of its operating lease commitments will be subject to the new standard. In connection with the adoption of ASC 842, the Company expects to recognize additional right-of-use assets and operating lease liabilities of $20.8 million on December 30, 2018.

3. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$83,591	$47,092	$61,494

Shares used in computing basic earnings per share	43,159	42,446	41,713
Effect of dilutive securities:
Stock-based awards	885	886	663

Shares used in computing diluted earnings per share	44,044	43,332	42,376

Earnings per share:
Basic	$1.94	$1.11	$1.47
Diluted	$1.90	$1.09	$1.45

        The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For fiscal 2018, approximately 0.1 million shares were included in the denominator for the calculation of diluted earnings per share. For fiscal 2017, no such shares were included in the denominator for the calculation of diluted earnings per share. See Note 10, Debt, to the Consolidated Financial Statements for additional information.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

4. Fair Value of Financial Instruments

        The following summarizes the valuation of the Company's financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 29, 2018 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$74,990	$—	$—	$74,990
Corporate debt securities	—	18,820	—	18,820
Government debt securities	9,338	—	—	9,338

Total cash equivalents	$84,328	$18,820	$—	$103,148
Short-term investments:
Government debt securities	$48,141	$99,211	$—	$147,352
Corporate debt securities	—	269,427	—	269,427

Total short-term investments	$48,141	$368,638	$—	$416,779
Other assets, net:
Auction rate securities	$—	$—	$5,759	$5,759

Total	$—	$—	$5,759	$5,759

Total	$132,469	$387,458	$5,759	$525,686

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

4. Fair Value of Financial Instruments (Continued)

The following summarizes the contractual underlying maturities of the Company's available-for-sale investments at December 29, 2018 (in thousands):

	Cost	Fair Value
Due in one year or less	$338,623	$337,910
Due after one year through ten years	169,058	168,657
Due after ten years	19,360	19,119

	$527,041	$525,686

        The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of December 29, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$13,278	$(10)	$88,696	$(583)	$101,974	$(593)
Corporate debt securities	112,699	(273)	76,310	(448)	189,009	(721)
Auction rate securities	—	—	5,759	(241)	5,759	(241)

	$125,977	$(283)	$170,765	$(1,272)	$296,742	$(1,555)

	Less Than 12 Months		12 Months or Greater		Total
As of December 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$244,880	$(931)	$3,027	$(15)	$247,907	$(946)
Corporate debt securities	151,149	(447)	11,578	(73)	162,727	(520)
Auction rate securities	—	—	5,681	(319)	5,681	(319)

	$396,029	$(1,378)	$20,286	$(407)	$416,315	$(1,785)

        The gross unrealized losses as of December 29, 2018 and December 30, 2017 were due primarily to changes in market interest rates and the illiquidity of the Company's auction-rate securities. The Company's auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

        The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the Company's intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of December 29, 2018, the Company has determined that no other-than-temporary impairment losses existed.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

4. Fair Value of Financial Instruments (Continued)

        At December 29, 2018 and December 30, 2017, there were no material unrealized gains associated with the Company's available-for-sale investments.

Level 3 fair value measurements

        The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at December 29, 2018 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,759	Discounted cash flow	Estimated yield	3.23%
		Expected holding period	10 years
		Estimated discount rate	3.76%

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

        The following summarizes the activity in Level 3 financial instruments for the years ended December 29, 2018 and December 30, 2017 (in thousands):

Assets

	Year Ended
Auction Rate Securities	December 29, 2018	December 30, 2017
Beginning balance	$5,681	$5,196
Gain included in other comprehensive income (loss)	78	485

Ending balance	$5,759	$5,681

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

4. Fair Value of Financial Instruments (Continued)

Liabilities

Year Ended
Contingent Consideration (1)	December 30, 2017
Beginning balance	$—
Issues	3,829
Reclassification to acquisition-related liabilities	(3,380)
Gain recognized in selling, general and administrative expenses	(449)

Ending balance	$—

(1)
In connection with the acquisition of Zentri, the Company recorded contingent consideration based on fiscal 2017 revenue from certain Zentri products.

Fair values of other financial instruments

        The Company's debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company's convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of December 29, 2018 and December 30, 2017, the fair value of the convertible senior notes was $419.0 million and $466.2 million, respectively.

        The Company's other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

5. Derivative Financial Instruments

        The Company uses derivative financial instruments to manage certain exposures to the variability of foreign currency exchange rates and interest rates. The Company's objective is to offset increases and decreases in expenses resulting from these exposures with gains and losses on the derivative contracts, thereby reducing volatility of earnings.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

5. Derivative Financial Instruments (Continued)

        The Company entered into foreign currency forward contracts in March 2018 for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of December 29, 2018, the contracts had maturities of one to twelve months and an aggregate notional value of $8.8 million. Losses expected to be reclassified into earnings in the next 12 months were not material. The fair value of the contracts, contract losses recognized in other comprehensive income and amounts reclassified from accumulated other comprehensive loss into earnings were not material for any of the periods presented.

Interest Rate Swaps

        The Company entered into an interest rate swap agreement with an original notional value of $72.5 million in connection with its Credit Facility in July 2016. The Company terminated the swap agreement on March 6, 2017, which resulted in the reclassification of $1.8 million of unrealized gains that were previously recorded in accumulated other comprehensive loss into earnings during fiscal 2017.

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

        As of December 30, 2017, the Company held one foreign currency forward contract denominated in the Norwegian Krone with a notional value of $2.4 million. The fair value of the contract was not material as of December 30, 2017.

        The before-tax effect of derivative instruments not designated as hedging instruments was as follows (in thousands):

	Year Ended
Gain (Loss) Recognized in Income	December 29, 2018	December 30, 2017	December 31, 2016	Location
Foreign currency forward contracts	$105	$(207)	$(92)	Interest income and other, net

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

6. Balance Sheet Details

        The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Accounts Receivable, Net

	December 29, 2018	December 30, 2017
Accounts receivable	$73,832	$72,005
Allowance for doubtful accounts	(638)	(638)

	$73,194	$71,367

Inventories

	December 29, 2018	December 30, 2017
Work in progress	$50,983	$46,698
Finished goods	23,989	26,434

	$74,972	$73,132

Property and Equipment

	December 29, 2018	December 30, 2017
Buildings and improvements	$109,025	$96,196
Equipment	62,895	59,836
Computers and purchased software	42,487	37,598
Leasehold interest in ground leases	23,840	23,840
Leasehold improvements	12,006	10,483
Furniture and fixtures	7,794	5,691

	258,047	233,644
Accumulated depreciation	(118,998)	(105,962)

	$139,049	$127,682

Other Current Liabilities

	December 29, 2018	December 30, 2017
Accrued compensation and benefits	$37,113	$33,631
Accrued price protection credits	12,033	8,239
Other	32,034	31,489

	$81,180	$73,359

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

6. Balance Sheet Details (Continued)

Other Non-current Liabilities

	December 29, 2018	December 30, 2017
Non-current tax liabilities	$21,576	$39,196
Other	35,872	38,666

	$57,448	$77,862

7. Risks and Uncertainties

Financial Instruments

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable, notes receivable and derivatives. The Company places its cash equivalents and investments primarily in municipal bonds, money market funds, corporate bonds, variable-rate demand notes, U.S. government securities, agency securities, asset-back securities, certificates of deposit, commercial paper, auction-rate securities and international government bonds. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company's customers that accounted for greater than 10% of accounts receivable consisted of the following:

	December 29, 2018	December 30, 2017
Arrow Electronics	12%	14%
Edom Technology	10%	*
Avnet	—	16%

*
Less than 10% of accounts receivable

        The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for potential credit losses based upon the expected collectibility of such receivables. Losses have not been significant for any of the periods presented.

        The Company holds three notes receivable from two privately held companies. The total carrying value of the notes was $2.4 million as of December 29, 2018, which was recorded in other assets, net in the Consolidated Balance Sheet.

        The Company holds two equity investments in privately held companies. One investment is accounted for using the equity method and had a carrying value of $4.1 million as of December 29, 2018. The second investment is recorded at cost minus impairment and had a carrying value of $2.0 million as of December 29, 2018. In fiscal 2018, the Company reduced the carrying value of the second investment by $1.8 million, which was recorded in interest income and other, net in the Consolidated Statements of Income. Both investments were recorded in other assets, net in the Consolidated Balance Sheet.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

7. Risks and Uncertainties (Continued)

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

Suppliers

        A significant portion of the Company's products are fabricated by Taiwan Semiconductor Manufacturing Co. (TSMC) or Semiconductor Manufacturing International Corporation (SMIC). The inability of TSMC or SMIC to deliver wafers to the Company on a timely basis could impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Customers

        The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company's end customers or

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

7. Risks and Uncertainties (Continued)

contract manufacturers accounted for greater than 10% of revenue during fiscal 2018, 2017 or 2016. The Company's distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Arrow Electronics	21%	12%	11%
Edom Technology	17%	19%	17%
Avnet	*	14%	13%

*
Less than 10% of revenue

8. Acquisitions

Z-Wave

        On April 18, 2018, the Company completed the acquisition of the Z-Wave business from Sigma Designs, Inc. for $243 million in cash. Z-Wave is an Internet of Things (IoT) technology for smart home solutions.

        This strategic acquisition expands the Company's IoT connectivity portfolio in the connected home market, while further scaling the Company's engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of the goodwill is deductible for tax purposes. The purchase price was allocated as follows (in thousands):

	Amount	Weighted-Average Amortization Period (Years)
Intangible assets:
In-process research and development	$20,900	Not amortized
Developed technology	69,875	7
Customer relationships	25,000	4
Trademarks	9,900	7

	125,675
Cash and cash equivalents	2,841
Accounts receivable	5,311
Inventory	15,581
Other current assets	329
Goodwill	109,117
Other non-current assets	2,587
Accounts payable	(3,306)
Other current liabilities	(8,918)
Other non-current liabilities	(6,648)

Total purchase price	$242,569

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

8. Acquisitions (Continued)

        In-process research and development (IPR&D) represents acquired smart home technology that had not been completed as of the acquisition date. The fair value of IPR&D was determined using the income approach. The discount rate applied to the projected cash flows was 15.0%, which reflects the engineering and technical risks related to the projects. The allocation of the purchase price is preliminary and subject to change, based on the finalization of income tax matters.

        Revenues attributable to the Z-Wave business from the date of acquisition to December 29, 2018 were $37.0 million. The Company recorded approximately $4.9 million of acquisition-related costs in selling, general and administrative expenses during fiscal 2018.

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

	Year Ended
	December 29, 2018	December 30, 2017
	(Unaudited)
Revenues	$882,109	$824,009
Net income	$87,874	$27,958
Earnings per share:
Basic	$2.04	$0.66
Diluted	$2.00	$0.65

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

8. Acquisitions (Continued)

        The purchase price was allocated as follows: intangible assets—$9.5 million; goodwill—$3.4 million; and other net liabilities—$0.5 million. A portion of the goodwill is deductible for tax purposes. Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported.

Energy Micro

        On July 1, 2013, the Company acquired Energy Micro. In fiscal 2016, the Company entered into an agreement which settled the amount of the earn-out to be paid for fiscal 2015 through 2018. The total settlement amount was approximately $16.0 million (in lieu of potential payments of up to $26.7 million) and was paid on May 11, 2016.

9. Goodwill and Other Intangible Assets

Goodwill

        The following summarizes the activity in goodwill for the years ended December 29, 2018 and December 30, 2017 (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017
Beginning balance	$288,227	$276,130
Additions due to business combinations	109,117	12,097

Ending balance	$397,344	$288,227

Other Intangible Assets

        The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

		December 29, 2018		December 30, 2017
	Weighted-Average Amortization Period (Years)
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core and developed technology	8	$237,265	$(102,116)	$161,700	$(89,442)
Customer relationships	5	46,890	(21,075)	25,470	(16,180)
Patents	—	—	—	3,000	(2,750)
Trademarks	7	12,310	(2,442)	3,690	(2,344)

Total	8	$296,465	$(125,633)	$193,860	$(110,716)

        Gross intangible assets increased $125.7 million in fiscal 2018 for assets added due to the acquisition of Z-Wave business. This increase was offset by $23.1 million due to the removal of fully amortized assets.

        Amortization expense related to intangible assets for fiscal 2018, 2017 and 2016 was $38.0 million, $27.1 million and $27.3 million, respectively. The estimated aggregate amortization expense for

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

9. Goodwill and Other Intangible Assets (Continued)

intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2019	$39,222
2020	36,727
2021	32,337
2022	24,206
2023	18,286

10. Debt

1.375% Convertible Senior Notes

        On March 6, 2017, the Company completed a private offering of $400 million principal amount convertible senior notes (the "Notes"). The Notes bear interest semi-annually at a rate of 1.375% per year and will mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date. The Company used $72.5 million of the proceeds to pay off the then remaining balance under its credit agreement.

        The Notes are convertible at an initial conversion rate of 10.7744 shares of common stock per $1,000 principal amount of the Notes, or approximately 4.3 million shares of common stock, which is equivalent to a conversion price of approximately $92.81 per share. The conversion rate is subject to adjustment under certain circumstances. Holders may convert the Notes under the following circumstances: during any calendar quarter after the calendar quarter ended on June 30, 2017 if the closing price of the Company's common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes; during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the Notes are called for redemption; or at any time after December 1, 2021. The Company may redeem all or any portion of the Notes, at its option, on or after March 6, 2020, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. Upon conversion, the Notes may be settled in cash, shares of the Company's common stock or a combination of cash and shares, at the Company's election.

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

        The Company incurred debt issuance costs of approximately $10.6 million, which was allocated to the liability and equity components in proportion to the allocation of the proceeds. The costs allocated

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

10. Debt (Continued)

to the liability component are being amortized as interest expense over the term of the Notes using the effective interest method.

        The carrying amount of the Notes consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Liability component
Principal	$400,000	$400,000
Unamortized debt discount	(39,298)	(50,499)
Unamortized debt issuance costs	(5,931)	(7,622)

Net carrying amount	$354,771	$341,879

Equity component
Net carrying amount	$57,735	$57,735

        The liability component of the Notes is recorded in convertible debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of December 29, 2018, the remaining period over which the debt discount and debt issuance costs will be amortized was 3.2 years.

        Interest expense related to the Notes was comprised of the following (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017
Contractual interest expense	$5,500	$4,492
Amortization of debt discount	11,202	8,816
Amortization of debt issuance costs	1,690	1,330

	$18,392	$14,638

Credit Facility

        In connection with the Company's offering of the Notes, it and certain of its domestic subsidiaries (the "Guarantors") amended its existing credit agreement and paid off the then remaining balance of $72.5 million. The amended agreement (the "Credit Facility") consists of a $300 million revolving credit facility with a maturity date of July 24, 2020. The Credit Facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company also has an option to increase the size of the borrowing capacity by up to an aggregate of $200 million in additional commitments, subject to certain conditions.

        The revolving credit facility, other than swingline loans, will bear interest at the Eurodollar rate plus an applicable margin or, at the option of the Company, a base rate (defined as the highest of the Wells Fargo prime rate, the Federal Funds rate plus 0.50% and the Eurodollar Base Rate plus 1.00%) plus an applicable margin. Swingline loans accrue interest at the base rate plus the applicable margin for base rate loans. The applicable margins for the Eurodollar rate loans range from 1.25% to 2.00%

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

10. Debt (Continued)

and for base rate loans range from 0.25% to 1.00%, depending in each case, on the leverage ratio as defined in the Credit Facility.

        The Credit Facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of December 29, 2018, the Company was in compliance with all covenants of the Credit Facility. The Company's obligations under the Credit Facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

11. Commitments and Contingencies

Operating Leases

        The Company leases certain facilities under operating lease agreements that expire at various dates through 2027. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

        Rent expense under operating leases was $6.0 million, $5.5 million and $4.7 million for fiscal 2018, 2017 and 2016, respectively. The minimum annual future rentals under the terms of these leases as of December 29, 2018 are as follows (in thousands):

Fiscal Year
2019	$5,287
2020	4,746
2021	4,051
2022	3,485
2023	2,810
Thereafter	3,842

Total minimum lease payments	$24,221

Investment Commitment

        The Company has committed to invest up to $10.0 million in a limited partnership, of which approximately $4.3 million was funded through December 29, 2018.

Patent Litigation—Cresta Technology

        On January 28, 2014, Cresta Technology Corporation ("Cresta Technology"), a Delaware corporation, filed a lawsuit against the Company in the United States District Court in the District of Delaware, alleging infringement of three United States Patents (the "Cresta Patents"). On July 16, 2014, the Company filed a lawsuit against Cresta Technology in the United States District Court in the Northern District of California alleging infringement of six United States Patents.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

11. Commitments and Contingencies (Continued)

        Cresta Technology declared bankruptcy in 2016 and the Cresta patents and the Delaware lawsuit were acquired by Crespe LLC.

        On September 17, 2018, the Company and Crespe LLC settled all matters. The Company received a non-material payment from Crespe LLC. There was no payment from the Company and the Company received a full license to the Cresta Patents and dismissal of all claims.

Patent Litigation—Bandspeed

        On June 21, 2018, Bandspeed, LLC ("Bandspeed"), a Texas limited liability company, filed a lawsuit against the Company in the United States District Court of the Western District of Texas, Austin Division, alleging infringement of eight United States Patents. On November 9, 2018, the Company and Bandspeed settled all matters, and the Court ordered a dismissal on November 19, 2018. The Company made a non-material payment to Bandspeed and received a full license to the alleged patents and dismissal of all claims.

Other

        The Company is involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

12. Stockholders' Equity

Common Stock

        The Company issued 0.8 million shares of common stock during fiscal 2018.

Share Repurchase Programs

        The Board of Directors authorized the following share repurchase programs (in thousands):

Program Authorization Date	Program Termination Date	Program Amount
October 2017	December 2019	$200,000	*
January 2017	December 2017	$100,000
August 2015	December 2016	$100,000

*
In October 2018, the Board of Directors increased the share repurchase amount for the October 2017 program from $100 million to $200 million and extended the termination date from December 2018 to December 2019.

        These programs allow for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.4 million shares of its common stock for $39.3 million during fiscal 2018. The Company did not repurchase any shares of its common stock during fiscal 2017. The

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

12. Stockholders' Equity (Continued)

Company repurchased 0.9 million shares of its common stock for $40.5 million during fiscal 2016. These shares were retired upon repurchase.

Reclassifications From Accumulated Other Comprehensive Loss

        The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive loss (in thousands):

	Year ended
Reclassification	December 29, 2018	December 30, 2017	December 31, 2016
Losses on available-for-sales securities to:
Interest income and other, net	$(49)	$—	$—
Gains (losses) on cash flow hedges to:
Interest income and other, net	(316)	—	—
Interest expense	—	1,808	(249)

	(365)	1,808	(249)
Income tax (expense) benefit	77	(633)	87

Total gains (losses) reclassified	$(288)	$1,175	$(162)

Income Tax Allocated to the Components of Other Comprehensive Income (Loss)

        The income tax effects of the components of other comprehensive income (loss) were as follows (in thousands):

	Year ended
Income tax (expense) benefit on:	December 29, 2018	December 30, 2017	December 31, 2016
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	$(79)	$255	$63
Reclassification for losses included in net income	(10)	—	—
Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	200	—	(513)
Reclassification for gains (losses) included in net income	(66)	633	(87)

	$45	$888	$(537)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

13. Revenues

        The Company groups its revenues into four categories, based on the markets and applications in which its products may be used. The following disaggregates the Company's revenue by product category (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017 (1)	December 31, 2016 (1)
Internet of Things	$463,838	$395,012	$314,614
Infrastructure	199,478	152,158	147,677
Broadcast	141,412	152,980	157,746
Access	63,539	68,717	77,589

	$868,267	$768,867	$697,626

(1)
Under the modified retrospective method, prior period amounts have not been adjusted.

        A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company recognized revenue of $24.3 million during fiscal 2018 from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company's revenue by sales channel (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017 (1)	December 31, 2016 (1)
Distributors	$618,989	$547,419	$471,622
Direct customers	249,278	221,448	226,004

	$868,267	$768,867	$697,626

(1)
Under the modified retrospective method, prior period amounts have not been adjusted.

14. Stock-Based Compensation

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

14. Stock-Based Compensation (Continued)

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

Stock Grants and Modifications

        The Company granted to its employees 0.6 million, 0.7 million and 1.3 million shares of full value awards and 0.0 million, 0.0 million, and 0.2 million stock options from the 2009 Plan during fiscal 2018, 2017 and 2016, respectively.

        The Company recorded $0.9 million in selling, general and administrative expense during fiscal 2016 in connection with the modifications of certain equity awards. The modifications were pursuant to three employee terminations in fiscal 2016. There were no other significant modifications made to any stock grants during fiscal 2018, 2017 or 2016.

        Included in the full value awards granted under the 2009 Plan in fiscal 2018, 2017 and 2016 were a total of 41 thousand, 54 thousand and 65 thousand market-based stock awards, respectively. The awards, also known as market stock units (MSUs), provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. The performance criteria of the MSUs measure the difference between the total stockholders' return of the Company against that of the PHLX Semiconductor Sector Total Return Index.

        Also included in the full value awards granted under the 2009 Plan during fiscal 2018, 2017 and 2016 were 41 thousand, 54 thousand and 65 thousand performance-based stock awards, respectively. The awards, also known as PSUs, provide for the rights to acquire a number of shares of common stock for no cash consideration based upon the achievement of specified revenue objectives during the year. The requisite service period for these PSUs is approximately three years from the date of grant.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

14. Stock-Based Compensation (Continued)

2009 Employee Stock Purchase Plan

        The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (the "423(b) Plan"), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the "Non-423(b) Plan"). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company's common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2018, 2017 and 2016, the Company issued 223 thousand, 239 thousand and 224 thousand shares, respectively, under the 2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted in fiscal 2018 under the 2009 Purchase Plan was $22.59 per share.

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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

14. Stock-Based Compensation (Continued)

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

        The fair values estimated from the Black-Scholes option-pricing model for ESPP and stock options granted were calculated using the following assumptions:

	Year Ended
Employee Stock Purchase Plan	December 29, 2018	December 30, 2017	December 31, 2016
Expected volatility	30%	28%	30%
Risk-free interest rate %	2.4%	1.1%	0.6%
Expected term (in months)	9	8	15
Dividend yield	—	—	—

	Year Ended
Stock Options	December 29, 2018	December 30, 2017	December 31, 2016
Expected volatility	—	—	32%
Risk-free interest rate %	—	—	1.3%
Expected term (in years)	—	—	5.4
Dividend yield	—	—	—

        The fair values estimated from Monte Carlo simulation for MSUs were calculated using the following assumptions:

	Year Ended
MSUs	December 29, 2018	December 30, 2017	December 31, 2016
Expected volatility	29%	31%	30%
Risk-free interest rate %	2.4%	1.6%	0.9%
Expected term (in years)	2.9	2.9	2.9
Dividend yield	—	—	—

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

14. Stock-Based Compensation (Continued)

        A summary of stock-based compensation activity with respect to fiscal 2018 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 30, 2017	170	$38.88
Exercised	(33)	$36.45

Outstanding at December 29, 2018	137	$39.47	7.1	$5,327
Vested at December 29, 2018 and expected to vest	83	$40.39	7.1	$3,154
Exercisable at December 29, 2018	50	$37.88	7.1	$2,031

RSAs and RSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 30, 2017	1,523	$—
Granted	522	$—
Vested or issued	(730)	$—
Cancelled or forfeited	(97)	$—

Outstanding at December 29, 2018	1,218	$—	0.86	$95,620
Outstanding at December 29, 2018 and expected to vest	1,147	$—	0.86	$90,008

PSUs and MSUs	Shares (000s)	Weighted- Average Purchase Price	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 30, 2017	259	$—
Granted	81	$—
Earned or issued	(37)	$—
Cancelled or forfeited	(21)	$—

Outstanding at December 29, 2018	282	$—	1.1	$22,164
Outstanding at December 29, 2018 and expected to vest	249	$—	1.1	$19,615

        The following summarizes the Company's weighted average fair value at the date of grant:

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Per grant of RSAs and RSUs	$93.75	$72.85	$40.55
Per grant of PSUs and MSUs	$97.53	$78.40	$32.23
Per grant of stock options	$—	$—	$40.38

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

14. Stock-Based Compensation (Continued)

        The following summarizes the Company's stock-based payment and stock option values (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Intrinsic value of stock options exercised	$1,952	$2,174	$2,560
Intrinsic value of RSUs that vested	$68,012	$53,093	$36,502
Grant date fair value of RSUs that vested	$37,720	$32,449	$39,853
Intrinsic value of MSUs that vested	$3,562	$687	$—
Grant date fair value of MSUs that vested	$1,788	$633	$—

        The Company received cash of $13.3 million for the issuance of common stock, and paid $19.5 million for shares withheld for taxes, during fiscal 2018. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, vesting of RSUs, PSUs and MSUs, and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

        The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cost of revenues	$1,238	$1,090	$1,070
Research and development	23,867	21,771	19,573
Selling, general and administrative	24,972	21,891	18,985

	50,077	44,752	39,628
Income tax benefit	8,890	11,073	8,496

	$41,187	$33,679	$31,132

        The decrease in income tax benefit in fiscal 2018 was due to the reduced current and future deductibility of executive stock compensation as a result of the Tax Cuts and Jobs Act. The increase in income tax benefit in fiscal 2017 was primarily due to the recognition of excess tax benefits in connection with the Company's adoption of ASU 2016-09, offset in part by an adjustment in the deferred tax asset due to the recent tax reform. The Company had approximately $65.4 million of total unrecognized compensation costs related to granted stock options and awards as of December 29, 2018 that are expected to be recognized over a weighted-average period of approximately 1.9 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

14. Stock-Based Compensation (Continued)

        As of December 29, 2018, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2009 Stock Incentive Plan	2,343
2009 Employee Stock Purchase Plan	985

Total shares reserved	3,328

15. Employee Benefit Plan

        The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.7 million, $3.5 million and $3.4 million to the 401(k) Plan during fiscal 2018, 2017 and 2016, respectively.

16. Related Party Transactions

        On July 1, 2013, Geir Førre joined the Company as senior vice president. Mr. Førre was chief executive officer of Energy Micro, until it was acquired by the Company. Mr. Førre was the beneficial owner of approximately 30% of the Energy Micro equity. In fiscal 2016, the Company entered into an agreement which settled the amount of the earn-out to be paid for fiscal 2015 through 2018. Under this agreement, Mr. Førre received approximately $4.8 million.

        Alf-Egil Bogen served on the Company's board of directors from October 17, 2013 to April 21, 2016. Mr. Bogen was chief marketing officer of Energy Micro, until it was acquired by the Company. Mr. Bogen was the beneficial owner of approximately 2% of the Energy Micro equity. Under the settlement agreement, Mr. Bogen received approximately $0.3 million that was paid for fiscal 2015 through 2018 earn-out.

17. Income Taxes

        The Tax Cuts and Jobs Act (the Act) was enacted in the U.S. on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate to 21% from 35%, required companies to pay a one-time Transition Tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign-sourced earnings. In 2017 and the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in Staff Accounting Bulletin No. 118 or "SAB 118" because it had not yet completed the enactment-date accounting for these effects. In 2017, the Company recorded tax expense related to the enactment-date effects of the Act that included recording the one-time Transition Tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed, the revaluation of deferred tax assets and liabilities and other deferred tax impacts. In 2018, certain discrete adjustments to provisional amounts were recorded. The changes to the 2017 enactment-date provisional amounts decreased the effective tax rate in 2018 by (6.2)%.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

17. Income Taxes (Continued)

SAB 118 measurement period

        The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 30, 2017, the Company had not completed its accounting for the enactment-date income tax effects of the Act under ASC 740, Income Taxes, specifically for the following aspects: remeasurement of deferred tax assets and liabilities, one-time Transition Tax, its indefinite reinvestment assertion and its accounting policy for global intangible low-taxed income. As of December 29, 2018, the Company has now completed its accounting for all of the enactment-date income tax effects of the Act. As further discussed below, during 2018, the Company recognized a benefit of $4.5 million to the provisional amounts recorded at December 30, 2017 and included these adjustments as a component of income tax expense from continuing operations.

One-time Transition Tax

        The one-time Transition Tax is based on the Company's total post-1986 earnings and profits (E&P), which were previously deferred from U.S. income tax under U.S. tax law. The Company recorded a provisional amount for its one-time Transition Tax liability for each of its foreign subsidiaries, resulting in a Transition Tax cost of $54.4 million, which after offset by tax attributes resulted in a total provisional Transition Tax liability of $42.6 million at December 30, 2017.

        Upon further analysis of the Act, Notices and Regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, the Company finalized its calculations of the Transition Tax liability during 2018. The Company decreased its December 30, 2017 provisional amount by $6.1 million, which is included as a component of income tax expense from continuing operations. The Company elected to pay the Transition Tax over the eight-year period provided in the Act. As of December 29, 2018, the unpaid balance of its Transition Tax obligation is $21.6 million, which is payable between April 2022 and April 2025.

Deferred tax assets and liabilities

        As of December 30, 2017, the Company remeasured certain deferred tax assets and liabilities based on the tax rates at which they were expected to reverse in the future (which was generally 21%), by recording a net provisional benefit of $28.1 million. This included the release of a deferred tax liability for future foreign earnings generated by one of the Company's foreign subsidiaries upon resolution of the Altera case of $39.4 million as well as the release of approximately $10.5 million of valuation allowances with corresponding deferred tax benefits. These benefits were offset by the revaluation of the Company's net deferred tax asset and a corresponding increase to deferred tax expense of $21.8 million. Upon further analysis of certain aspects of the Act and refinement of its calculations during the 12 months ended December 29, 2018, the Company reduced its provisional benefit by $1.0 million, which is included as a component of income tax expense from continuing operations.

Global intangible low-taxed income (GILTI)

        The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

17. Income Taxes (Continued)

entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

        Because the Company was still evaluating the GILTI provisions as of December 30, 2017, no GILTI-related deferred amounts were recorded in 2017. After further consideration in the current year, the Company has elected to account for GILTI as a period cost in the year the tax is incurred.

Indefinite reinvestment assertion

        Beginning in 2018, the Act provides for a 100% dividends received deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now generally exempt from U.S. federal income tax in the hands of U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. As the Company was still evaluating how the Act would impact the Company's existing indefinite reinvestment assertion as of December 30, 2017, no deferred tax impacts for this item were recorded.

        Upon further analysis, the Company has modified its unremitted earnings assertion both historically and on a go-forward basis to exclude the net book income of its Singapore subsidiary from the indefinite reinvestment assertion. As a result, the Company has accrued a deferred tax liability of $0.6 million associated with the state tax cost of remitting these earnings which is included as a component of income tax expense from continuing operations.

        Income before income taxes includes the following components (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Domestic	$19,777	$9,700	$4,313
Foreign	52,384	67,203	60,183

	$72,161	$76,903	$64,496

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

17. Income Taxes (Continued)

        The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Current:
Domestic	$(8,843)	$48,947	$2,639
Foreign	5,888	7,077	4,421

Total Current	(2,955)	56,024	7,060
Deferred:
Domestic	(8,978)	(25,760)	(2,430)
Foreign	503	(453)	(1,628)

Total Deferred	(8,475)	(26,213)	(4,058)

Provision (benefit) for income taxes	$(11,430)	$29,811	$3,002

        The reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Federal statutory rate	21.0%	35.0%	35.0%
Foreign tax rate benefit	(12.9)	(25.4)	(22.6)
Research and development tax credits	(9.8)	(4.5)	(4.1)
GILTI and Subpart F income	4.3	1.4	1.4
Nondeductible (nontaxable) foreign expenses	3.9	1.1	(4.0)
State tax expense	1.5	0.9	0.6
Release of prior year unrecognized tax benefits	(2.7)	(0.6)	(1.7)
Excess officer compensation	2.4	1.5	1.4
Other tax effects of equity compensation	(0.4)	(2.2)	(1.5)
Change in cost-sharing treatment of stock-based compensation	(2.2)	5.2	(0.5)
Excess tax benefit of stock-based compensation	(5.9)	(5.6)	—
Change in prior period valuation allowance	(2.5)	(1.3)	(0.6)
Transition tax on unremitted foreign earnings	(8.4)	70.8	—
Revaluation of deferred tax balances	0.3	28.2	—
Other deferred tax impacts of tax reform	(3.1)	(64.8)	—
Other	(1.3)	(0.9)	1.3

Effective Tax Rate	(15.8)%	38.8%	4.7%

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

17. Income Taxes (Continued)

        The effective tax rate for fiscal 2018 decreased from fiscal 2017 primarily due to the reduction in the U.S. federal statutory rate as well as the inclusion of one-time tax impacts recorded in 2017 from the enactment of the Act. This decrease in the effective tax rate was offset by a decrease in the Company's foreign tax rate benefit.

        The effective tax rate for fiscal 2017 increased from fiscal 2016 primarily due to the one-time Transition Tax on unrepatriated earnings of certain foreign subsidiaries as a result of the enactment of the Act. Additional tax expense was also recognized for the revaluation of the Company's deferred tax assets and liabilities due to the change in the federal tax rate from 35% to 21%. These increases in tax expense were partially offset by the release of a deferred tax liability related to future foreign earnings expected under the Company's intercompany cost-sharing arrangement, as well as a decrease in the valuation allowance established on federal research and development tax credits.

        On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner which concluded that related parties in an intercompany cost-sharing arrangement are not required to share expenses related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On July 24, 2018, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court; however, on August 7, 2018, the Ninth Circuit withdrew its July 2018 decision to allow time for a reconstituted panel to confer on the appeal. On October 16, 2018, a rehearing was held, however, no decision has been made by the Ninth Circuit. Although the U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations, based on the facts and circumstances of the Tax Court Case, the Company continues to reflect a tax benefit in its financial statements based on the expectation that the Tax Court decision will be upheld on appeal. As of the end of fiscal 2018, the Company's financial statements reflect a net deferred tax asset of $27.2 million for this position. The Company will continue to monitor ongoing developments and potential impacts to its Consolidated Financial Statements.

        The Company's operations in Singapore are subject to reduced tax rates through June 30, 2024, as long as certain conditions are met. Without the impact of the one-time Transition Tax, the income tax benefit from the reduced Singapore tax rate reflected in earnings was approximately $5.4 million (representing $0.12 per diluted share) in fiscal 2018, approximately $11.0 million (representing $0.25 per diluted share) in fiscal 2017 and approximately $7.7 million (representing $0.18 per diluted share) in fiscal 2016.

Deferred Income Taxes

        Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

17. Income Taxes (Continued)

Company's deferred taxes as of December 29, 2018 and December 30, 2017 are as follows (in thousands):

	December 29, 2018	December 30, 2017
Deferred tax assets:
Net operating loss carryforwards	$9,973	$12,925
Research and development tax credit carryforwards	12,500	12,322
Stock-based compensation	4,360	5,256
Depreciation and amortization	7,799	—
Capitalized research and development	2,521	3,468
Deferred income on shipments to distributors	5,824	7,070
Expected future cost-sharing adjustment	25,257	21,582
Accrued liabilities and other	7,737	6,999

	75,971	69,622
Less: Valuation allowance	(4,975)	(6,518)

	70,996	63,104
Deferred tax liabilities:
Acquired intangible assets	20,656	13,884
Depreciation and amortization	4,604	1,274
Convertible debt	8,080	10,351
Prepaid expenses and other	2,142	1,421

	35,482	26,930

Net deferred tax assets	$35,514	$36,174

        As of December 29, 2018, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $32.7 million and $1.9 million, respectively, as a result of the Silicon Clocks, Spectra Linear and Ember acquisitions. These carryforwards expire in fiscal years 2020 through 2031. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

        As of December 29, 2018, the Company had foreign net operating loss carryforwards of approximately $1.9 million as a result of the Energy Micro acquisition. These loss carryforwards do not expire and recognition is not subject to an annual limit.

        The Company also had state loss, state tentative minimum tax credit, and state research and development tax credit carryforwards of approximately $43.8 million, $0.1 million, and $13.5 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates, Silicon Clocks, Spectra Linear, Ember and Zentri acquisitions. Certain of these carryforwards expire in fiscal years 2019 through 2036, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

17. Income Taxes (Continued)

        A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. As of December 29, 2018, the Company maintains a valuation allowance with respect to certain deferred tax assets relating to state research and development tax credit and state net operating loss carryforwards.

        At the end of fiscal 2018, undistributed earnings of certain of the Company's foreign subsidiaries of approximately $105 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax and state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

Uncertain Tax Positions

        The following table summarizes the activity related to gross unrecognized tax benefits (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Beginning balance	$3,187	$3,054	$3,610
Additions based on tax positions related to current year	630	456	439
Additions based on tax positions related to prior years	115	114	99
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1,896)	(437)	(1,094)

Ending balance	$2,036	$3,187	$3,054

        As of December 29, 2018, December 30, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits, inclusive of interest, of $2.1 million, $3.2 million and $3.0 million, respectively, of which $2.1 million, $3.2 million and $2.2 million, respectively, would affect the effective tax rate if recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for fiscal years 2018, 2017 and 2016.

        The Norwegian Tax Administration ("NTA") has completed its examination of the Company's Norwegian subsidiary for income tax matters relating to fiscal years 2013, 2014, 2015 and 2016. The Company received a final assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. Since the original assessment was issued, the NTA has reduced its assessment. The revised adjustment to the pricing of the intercompany transaction results in approximately $16.2 million additional Norwegian income tax. The Company disagrees with the NTA's assessment and believes the Company's position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 29, 2018 (Continued)

17. Income Taxes (Continued)

matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies. The NTA may request an advance payment of approximately $9 million during the appeal process.

        The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.

        Tax years 2014 through 2018 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company is not currently under audit in any major taxing jurisdiction.

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

        The Company groups its products into four categories, based on the markets and applications in which the products may be used. See Note 13, Revenues, for a summary of the Company's revenue by product category.

        Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company's revenue by geographic area (in thousands):

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
United States	$149,385	$112,574	$94,583
China	344,255	307,748	291,974
Rest of world	374,627	348,545	311,069

Total	$868,267	$768,867	$697,626

        The following summarizes the Company's property and equipment, net by geographic area (in thousands):

	December 29, 2018	December 30, 2017
United States	$128,622	$119,746
Rest of world	10,427	7,936

Total	$139,049	$127,682

Supplementary Financial Information (Unaudited)

        Quarterly financial information for fiscal 2018 and 2017 is as follows. All quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$215,534	$230,243	$217,106	$205,384
Gross margin	130,243	135,627	131,292	124,237
Operating income	18,362	25,130	18,001	23,715
Net income	$15,145	$27,761	$14,280	$26,405
Earnings per share:
Basic	$0.35	$0.64	$0.33	$0.61
Diluted	$0.35	$0.63	$0.32	$0.60

	Fiscal 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$201,018	$198,723	$190,098	$179,028
Gross margin	119,264	116,574	113,192	105,161
Operating income	26,390	24,968	20,934	12,682
Net income (loss)	$(4,852)	$19,949	$16,569	$15,426
Earnings (loss) per share:
Basic	$(0.11)	$0.47	$0.39	$0.37
Diluted	$(0.11)	$0.46	$0.38	$0.36