Form 10-K/A
period 2018-12-29
SILICON LABORATORIES INC
filed 2019-05-03
CIK 1038074

Use these links to rapidly review the document

Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-29823

SILICON LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2793174 (I.R.S. Employer Identification No.)
400 West Cesar Chavez, Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

(512) 416-8500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	SLAB	The NASDAQ Stock Market LLC

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

EXPLANATORY NOTE

        In April 2019, the Public Company Accounting Oversight Board conducted an inspection of our fiscal 2018 audit conducted by Ernst & Young LLP ("E&Y") which originally resulted in an unqualified opinion regarding our internal controls over financial reporting. Following the inspection, E&Y re-evaluated our internal controls over financial reporting as of December 29, 2018 and identified deficiencies in the area of internal controls over business combinations, primarily the maintenance of sufficient contemporaneous documentation of management review controls over assumptions used in the valuation of acquired intangible assets and related recording of goodwill. As a result, we have concluded that we have a material weakness related to such internal controls which we are in the process of addressing.

        The material weakness did not result in any misstatement of our consolidated financial statements for the year ended December 29, 2018.

        This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends Silicon Laboratories Inc.'s Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (the "Original Filing"). The purpose of this Amendment No.1 is to (i) revise the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP (the "Auditor's Internal Control Report") contained on page F-1 of Part IV, Item 15 of the Original Filing regarding the effectiveness of our internal control over financial reporting, (ii) amend Part II, Item 8 of the Original Filing relating to the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP contained on page F-3 in Part IV, Item 15 of the Original Filing solely to reflect such revision of the Auditor's Internal Control Report, (iii) revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting in Part II, Item 9A of the Original Filing to reflect management's conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective at December 29, 2018 due to the material weakness in our internal control over financial reporting identified subsequent to the issuance of the Original Filing as described above and (iv) add an additional risk factor regarding the internal controls in Part I, Item 1A.

        As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of the Items amended in this Amendment No. 1. However, there have been no changes to the text of such item other than the changes stated in the immediately preceding paragraph. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management, a new consent of Ernst & Young LLP, our independent registered public accounting firm, and related amendments to the List of Exhibits contained in Part IV, Item 15 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission ("SEC") subsequent to the Original Filing.

			Page Number
Part I
	Item 1A.	Risk Factors	2
Part II
	Item 8.	Financial Statements and Supplementary Data	18
	Item 9A.	Controls and Procedures	18
Part IV
	Item 15.	Exhibits and Financial Statement Schedules	20

Part I

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

We have a material weakness in our internal control over financial reporting and if we are unable to implement and maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide an unqualified report thereon, we could be materially adversely effected

        We have identified a material weakness that existed as of the end of our fiscal 2018 regarding our internal controls over business combinations, primarily the maintenance of sufficient contemporaneous documentation of management review controls over assumptions used in the valuation of acquired intangible assets and related recording of goodwill. As a result of this material weakness, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 29, 2018.

        Unless and until this material weakness has been remediated, or should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with Securities and Exchange Commission rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.

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

Part II

Item 8.    Financial Statements and Supplementary Data

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K/A and are presented beginning on page F-1.

Item 9A.    Controls and Procedures

        We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). In our Annual Report on Form 10-K for the year ended December 29, 2018 that was filed on January 30, 2019, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 29, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 29, 2018 because of the material weakness in our internal control over financial reporting described below.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). In Management's Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 29, 2018 that was filed on January 30, 2019, our management concluded that we maintained effective internal control over financial reporting as of December 29, 2018. Following the Public Company Accounting Oversight Board's inspection of Ernst & Young LLP's audit of our December 29, 2018 financial statements and internal controls over financial reporting, management conducted a reassessment and subsequently concluded that the material weakness described below existed as of December 29, 2018 and concluded that we did not maintain effective internal control over financial reporting as of December 29, 2018.

        We identified the following material weakness that existed as of December 29, 2018:

We did not maintain sufficient design and operating effectiveness of controls over the accounting for business combinations, primarily the maintenance of sufficient contemporaneous documentation of management review controls over certain assumptions used in the valuation of acquired intangible assets and related recording of goodwill.

        A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

        Notwithstanding the material weakness discussed above, our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued a revised attestation report on our internal control over financial reporting. This report appears on page F-1.

Remediation Plan

        We have immediately commenced developing a plan to enhance the design and operating effectiveness of our internal controls over financial reporting, including maintaining sufficient contemporaneous documentation of management review controls over assumptions used in the valuation of acquired intangible assets and related recording of goodwill, which we believe will address the material weakness described above. Our remediation plan will include the implementation of procedures that will require enhanced documentation on the use of assumptions in business combinations and additional training. We expect our remediation will be complete prior to the end of the fourth quarter of fiscal 2019.

Changes in Internal Control over Financial Reporting

        There was no change in our internal controls over financial reporting during the fiscal quarter ended December 29, 2018 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

  3.
  Exhibits

          The exhibits listed on the accompanying index to exhibits immediately following the Consolidated Financial Statements are filed as part of, or hereby incorporated by reference into, this Form 10-K/A.

(b)
Exhibits

Exhibit Number
2.1	*	Agreement and Plan of Merger, dated December 7, 2017, by and among Silicon Laboratories Inc., Seguin Merger Subsidiary, Inc. and Sigma Designs, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on December 8, 2017).

3.1	*	Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the "IPO Registration Statement")).

3.2	*	Fourth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Form 8-K filed on January 27, 2017).

4.1	*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2	*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3	*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

10.1	*+	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).

10.2	*	Credit Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Bank of America, N.A., Wells Fargo Bank, National Association, and Regions Bank (filed as Exhibit 10.1 to the Form 8-K filed August 1, 2012).

10.3	*	First Amendment to Credit Agreement, dated July 24, 2015, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association, Citibank, N.A., Regions Bank, Bank of America, N.A. and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on July 29, 2015).

10.4	*	Second Amendment to Credit Agreement, dated February 27, 2017, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on February 27, 2017).

10.5	*	Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as "Obligors" (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

10.6	*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan, as amended and restated on April 20, 2017 (filed as Exhibit 10.1 to the Form 10-Q filed on July 26, 2017).

10.7	*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 20, 2017 (filed as Exhibit 10.2 to the Form 10-Q filed on July 26, 2017).

10.8	*+	Form of Restricted Stock Units Grant Notice and Global Restricted Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.7 to the Form 10-K filed on February 1, 2017).

Exhibit Number
10.9	*+	Form of Market Stock Units Grant Notice and Global Market Stock Units Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.8 to the Form 10-K filed on February 1, 2017).

10.10	*+	Form of Stock Option Grant Notice and Global Stock Option Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.9 to the Form 10-K filed on February 1, 2017).

10.11	*+	Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant's 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.10 to the Form 10-K filed on February 1, 2017).

10.12	*	Purchase Agreement between Silicon Laboratories Inc. and Goldman, Sachs & Co. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named therein, dated February 28, 2017 (filed as Exhibit 10.1 to the Form 8-K filed on March 6, 2017).

10.13	*+	CEO Change in Control Agreement dated October 23, 2018 between Silicon Laboratories Inc. and G. Tyson Tuttle (filed as Exhibit 10.1 to the Form 8-K filed on October 24, 2018).

10.14	*+	Silicon Laboratories Inc. Form of Change in Control Agreement (filed as Exhibit 10.2 to the Form 8-K filed on October 24, 2018).

10.15	*+	Silicon Laboratories Inc. 2019 Bonus Plan (filed as Exhibit 10.1 to the Form 8-K filed on January 28, 2019).

21	*	Subsidiaries of the Registrant (filed as Exhibit 21 to the Form 10-K filed on January 30, 2019).

23.1		Consent of Independent Registered Public Accounting Firm.

24	*	Power of Attorney (filed as Exhibit 24 to the Form 10-K filed on January 30, 2019).

31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document (filed as Exhibit 101.INS to the Form 10-K filed on January 30, 2019).

101.SCH	*	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to the Form 10-K filed on January 30, 2019).

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to the Form 10-K filed on January 30, 2019).

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to the Form 10-K filed on January 30, 2019).

Exhibit Number
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to the Form 10-K filed on January 30, 2019).

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document (filed as Exhibit 101.DEF to the Form 10-K filed on January 30, 2019).

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on May 3, 2019.

SILICON LABORATORIES INC.
By:	/s/ G. TYSON TUTTLE G. Tyson Tuttle President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ NAVDEEP S. SOOCH* Navdeep S. Sooch	Chairman of the Board	May 3, 2019
/s/ G. TYSON TUTTLE G. Tyson Tuttle	President, Chief Executive Officer and Director (Principal Executive Officer)	May 3, 2019
/s/ JOHN C. HOLLISTER John C. Hollister	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 3, 2019
/s/ WILLIAM G. BOCK* William G. Bock	Director	May 3, 2019
/s/ JACK R. LAZAR* Jack R. Lazar	Director	May 3, 2019
/s/ GREGG LOWE* Gregg Lowe	Director	May 3, 2019
/s/ NINA RICHARDSON* Nina Richardson	Director	May 3, 2019

/s/ SUMIT SADANA* Sumit Sadana		Director	May 3, 2019
/s/ WILLIAM P. WOOD* William P. Wood		Director	May 3, 2019
/s/ CHRISTY WYATT* Christy Wyatt		Director	May 3, 2019
*By	/s/ JOHN C. HOLLISTER John C. Hollister ATTORNEY-IN-FACT

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Silicon Laboratories Inc.'s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Silicon Laboratories Inc. (the Company) has not maintained effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

        In our report dated January 30, 2019, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the accounting for acquisitions, and has further concluded that such deficiency represented a material weakness as of December 29, 2018. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting, to conclude that the Company's internal control over financial reporting was not effective as of December 29, 2018. Accordingly, our present opinion on the effectiveness of Silicon Laboratories Inc.'s internal control over financial reporting as of December 29, 2018, as expressed herein, is different from that expressed in our previous report.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: Management has identified a material weakness in the design and operating effectiveness of controls over the accounting for business combinations, primarily the maintenance of sufficient contemporaneous documentation of management review controls over certain assumptions used in the valuation of acquired intangible assets and related recording of goodwill.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Silicon Laboratories Inc. as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated January 30, 2019 expressed an unqualified opinion thereon. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated January 30, 2019 which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas
January 30, 2019, except for the effect of the material weakness described in the second and third paragraphs above, as to which the date is May 3, 2019

Report of Independent Registered Public Accounting Firm

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 30, 2019, except for the effect of the material weakness described in the second and third paragraphs of that report, as to which the date is May 3, 2019, expressed an adverse opinion thereon.

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