Form 10-Q
period 2019-03-30
SILICON LABORATORIES INC
filed 2019-05-03
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

or

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

Large accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐
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

As of April 16, 2019, 43,340,581 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 30, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$231,144	$197,043
Short-term investments	382,710	416,779
Accounts receivable, net	69,871	73,194
Inventories	70,489	74,972
Prepaid expenses and other current assets	60,274	64,650
Total current assets	814,488	826,638
Property and equipment, net	138,819	139,049
Goodwill	397,344	397,344
Other intangible assets, net	160,512	170,832
Other assets, net	110,764	90,491
Total assets	$1,621,927	$1,624,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,544	$41,171
Deferred revenue and returns liability	23,971	22,494
Other current liabilities	69,240	81,180
Total current liabilities	134,755	144,845
Convertible debt	358,093	354,771
Other non-current liabilities	71,597	57,448
Total liabilities	564,445	557,064
Commitments and contingencies
Stockholders’ equity:
Preferred stock — $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock — $0.0001 par value; 250,000 shares authorized; 43,341 and 43,088 shares issued and outstanding at March 30, 2019 and December 29, 2018, respectively	4	4
Additional paid-in capital	90,988	107,517
Retained earnings	966,741	961,343
Accumulated other comprehensive loss	(251)	(1,574)
Total stockholders’ equity	1,057,482	1,067,290
Total liabilities and stockholders’ equity	$1,621,927	$1,624,354

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenues	$188,113	$205,384
Cost of revenues	72,239	81,147
Gross profit	115,874	124,237
Operating expenses:
Research and development	61,566	54,828
Selling, general and administrative	49,216	45,694
Operating expenses	110,782	100,522
Operating income	5,092	23,715
Other income (expense):
Interest income and other, net	2,823	3,202
Interest expense	(4,997)	(4,883)
Income before income taxes	2,918	22,034
Provision (benefit) for income taxes	(2,480)	(4,371)
Net income	$5,398	$26,405

Earnings per share:
Basic	$0.12	$0.61
Diluted	$0.12	$0.60

Weighted-average common shares outstanding:
Basic	43,189	42,963
Diluted	43,716	43,918

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$5,398	$26,405
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gain (losses) arising during the period	1,426	(757)
Reclassification for losses included in net income	—	49

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	12	(24)
Reclassification for losses included in net income	237	—

Other comprehensive income (loss), before tax	1,675	(732)

Provision (benefit) for income taxes	352	(154)

Other comprehensive income (loss)	1,323	(578)

Comprehensive income	$6,721	$25,827

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

Three Months Ended March 30, 2019	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 29, 2018	43,088	$4	$107,517	$961,343	$(1,574)	$1,067,290
Net income	—	—	—	5,398	—	5,398
Other comprehensive income (loss)	—	—	—	—	1,323	1,323
Stock issuances, net of shares withheld for taxes	430	—	(14,113)	—	—	(14,113)
Repurchases of common stock	(177)	—	(15,004)	—	—	(15,004)
Stock-based compensation	—	—	12,588	—	—	12,588
Balance as of March 30, 2019	43,341	$4	$90,988	$966,741	$(251)	$1,057,482

Three Months Ended March 31, 2018	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance as of December 30, 2017	42,707	$4	$102,862	$851,307	$(1,157)	$953,016
Cumulative effect of adoption of accounting standard	—	—	—	26,448	(250)	26,198
Net income	—	—	—	26,405	—	26,405
Other comprehensive income (loss)	—	—	—	—	(578)	(578)
Stock issuances, net of shares withheld for taxes	520	—	(16,663)	—	—	(16,663)
Stock-based compensation	—	—	12,197	—	—	12,197
Balance as of March 31, 2018	43,227	$4	$98,396	$904,160	$(1,985)	$1,000,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Operating Activities
Net income	$5,398	$26,405
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	4,137	3,704
Amortization of other intangible assets and other assets	10,320	6,427
Amortization of debt discount and debt issuance costs	3,321	3,169
Stock-based compensation expense	12,584	12,192
Deferred income taxes	(3,530)	(4,780)
Changes in operating assets and liabilities:
Accounts receivable	3,323	(3,307)
Inventories	4,488	(3,368)
Prepaid expenses and other assets	6,410	(17,169)
Accounts payable	714	13,030
Other current liabilities and income taxes	(15,996)	(9,643)
Deferred income, deferred revenue and returns liability	1,477	(2,599)
Other non-current liabilities	(631)	(1,849)
Net cash provided by operating activities	32,015	22,212

Investing Activities
Purchases of available-for-sale investments	(63,577)	(52,821)
Sales and maturities of available-for-sale investments	99,068	128,975
Purchases of property and equipment	(3,874)	(4,102)
Purchases of other assets	(414)	(4,698)
Net cash provided by investing activities	31,203	67,354

Financing Activities
Repurchases of common stock	(15,004)	—
Payment of taxes withheld for vested stock awards	(14,113)	(17,871)
Proceeds from the issuance of common stock	—	1,211
Net cash used in financing activities	(29,117)	(16,660)

Increase in cash and cash equivalents	34,101	72,906
Cash and cash equivalents at beginning of period	197,043	269,366
Cash and cash equivalents at end of period	$231,144	$342,272

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at March 30, 2019 and December 29, 2018, the condensed consolidated results of its operations for the three months ended March 30, 2019 and March 31, 2018, the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2019 and March 31, 2018, the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 30, 2019 and March 31, 2018, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2019 and March 31, 2018. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended March 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 29, 2018, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on January 30, 2019.

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2019 will have 52 weeks and fiscal 2018 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Adoption of New Lease Accounting Standard

The Company adopted Accounting Standards Codification (ASC) Topic 842, Leases, on December 30, 2018, the first day of its fiscal year ending December 28, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to not reassess historical lease classifications, initial direct costs of existing leases or whether any expired or existing contracts were or contained leases.

The Company elected the retrospective method of adoption at the beginning of the period of adoption through a cumulative-effect adjustment. Prior periods have not been adjusted. The following reflects the material changes recorded in connection with the cumulative-effect adjustment (in thousands):

Financial Statement Line Item	Increase (Decrease)
Prepaid expenses and other current assets	$(481)
Other assets, net	$18,166
Other current liabilities	$3,516
Other non-current liabilities	$14,169

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The primary impact of the Company’s adoption of ASC 842 resulted from the recognition of right-of-use assets and operating lease liabilities. The adoption had no significant impact to the Condensed Consolidated Statements of Income or to cash provided by or used in net operating, investing or financing activities in the Condensed Consolidated Statements of Cash Flows.

Leases

At the commencement date of a lease, the Company recognizes a liability to make lease payments and an asset representing the right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As its leases typically do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date taking into consideration necessary adjustments for collateral, depending on the facts and circumstances of the lessee and the leased asset, and term to match the lease term. The right-of-use (“ROU”) asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. Lease liabilities are recorded in other current liabilities and other non-current liabilities. ROU assets are recorded in other assets, net.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease costs are recognized on a straight-line basis over the lease term. Lease agreements that contain both lease and non-lease components are generally accounted for separately.

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

The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Variable consideration primarily includes sales made to distributors under agreements allowing certain rights of return, referred to as stock rotation, and credits issued to the distributor due to price protection. The Company applies a constraint to its variable consideration estimate which considers both the likelihood of a return and the amount of a potential price concession. Variable consideration that does not meet revenue recognition criteria is deferred.

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$5,398	$26,405

Shares used in computing basic earnings per share	43,189	42,963

Effect of dilutive securities:
Stock options and other stock-based awards	527	955
Shares used in computing diluted earnings per share	43,716	43,918

Earnings per share:
Basic	$0.12	$0.61
Diluted	$0.12	$0.60

For the three months ended March 30, 2019 and March 31, 2018, approximately 0.5 million and 0.0 million shares, respectively, consisting of restricted stock awards (RSUs) and market stock awards (MSUs), were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For three months ended March 30, 2019, no such shares were included in the denominator for the calculation of diluted earnings per share. For three months ended March 31, 2018, approximately 0.1 million shares were included in the denominator for the calculation of diluted earnings per share. See Note 6, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements at March 30, 2019 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$84,151	$—	$—	$84,151
Corporate debt securities	—	14,665	—	14,665
Government debt securities	21,878	19,463	—	41,341
Total cash equivalents	$106,029	$34,128	$—	$140,157

Short-term investments:
Government debt securities	$55,571	$70,349	$—	$125,920
Corporate debt securities	—	256,790	—	256,790
Total short-term investments	$55,571	$327,139	$—	$382,710

Other assets, net:
Auction rate securities	$—	$—	$5,761	$5,761
Total	$—	$—	$5,761	$5,761

Total	$161,600	$361,267	$5,761	$528,628

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

Available-for-sale investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at March 30, 2019 (in thousands):

	Cost	Fair Value
Due in one year or less	$363,143	$362,990
Due after one year through ten years	159,416	159,877
Due after ten years	6,000	5,761
	$528,559	$528,628

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of March 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$11,437	$(3)	$72,515	$(325)	$83,952	$(328)
Corporate debt securities	31,053	(33)	43,724	(179)	74,777	(212)
Auction rate securities	—	—	5,761	(239)	5,761	(239)
	$42,490	$(36)	$122,000	$(743)	$164,490	$(779)

	Less Than 12 Months		12 Months or Greater		Total
As of December 29, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Government debt securities	$13,278	$(10)	$88,696	$(583)	$101,974	$(593)
Corporate debt securities	112,699	(273)	76,310	(448)	189,009	(721)
Auction rate securities	—	—	5,759	(241)	5,759	(241)
	$125,977	$(283)	$170,765	$(1,272)	$296,742	$(1,555)

The gross unrealized losses as of March 30, 2019 and December 29, 2018 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of March 30, 2019, the Company has determined that no other-than-temporary impairment losses existed.

At March 30, 2019 and December 29, 2018, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at March 30, 2019 (000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,761	Discounted cash flow	Estimated yield	3.42%

		Expected holding period	10 years

		Estimated discount rate	3.43%

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

The following summarizes the activity in Level 3 financial instruments for the three months ended March 30, 2019 (in thousands):

Assets

Auction Rate Securities	Three Months Ended
Beginning balance	$5,759
Gain included in other comprehensive income (loss)	2
Balance at March 30, 2019	$5,761

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of March 30, 2019 and December 29, 2018, the fair value of the convertible senior notes was $433.8 million and $419.0 million, respectively.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

4. Derivative Financial Instruments

The Company uses derivative financial instruments to manage certain exposures to the variability of foreign currency exchange rates. The Company’s objective is to offset increases and decreases in expenses resulting from these exposures with gains and losses on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative or trading purposes. The Company recognizes derivatives, on a gross basis, in the Consolidated Balance Sheet at fair value. Cash flows from derivatives are classified according to the nature of the cash receipt or payment in the Consolidated Statement of Cash Flows.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of March 30, 2019, the contracts had maturities of one to twelve months and an aggregate notional value of $8.9 million. Losses expected to be reclassified into earnings in the next 12 months were not material. The fair value of the contracts, contract losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive loss into earnings were not material for any of the periods presented.

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

As of March 30, 2019, the Company held one foreign currency forward contract denominated in Singapore Dollars with a notional value of $6.6 million. The fair value of the contract and contract losses recognized in income were not material for any of the periods presented.

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	March 30, 2019	December 29, 2018
Work in progress	$46,996	$50,983
Finished goods	23,493	23,989
	$70,489	$74,972

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.  Debt

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

The carrying amount of the Notes consisted of the following (in thousands):

	March 30, 2019	December 29, 2018
Liability component
Principal	$400,000	$400,000
Unamortized debt discount	(36,412)	(39,298)
Unamortized debt issuance costs	(5,495)	(5,931)
Net carrying amount	$358,093	$354,771

Equity component
Net carrying amount	$57,735	$57,735

The liability component of the Notes is recorded in convertible debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of March 30, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 2.9 years.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Interest expense related to the Notes was comprised of the following (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Contractual interest expense	$1,390	$1,390
Amortization of debt discount	2,886	2,753
Amortization of debt issuance costs	435	416
	$4,711	$4,559

Credit Facility

In connection with the Company’s offering of the Notes, it and certain of its domestic subsidiaries (the “Guarantors”) amended its existing credit agreement and paid off the then remaining balance of $72.5 million. The amended agreement (the “Credit Facility”) consists of a $300 million revolving credit facility with a maturity date of July 24, 2020. The Credit Facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company also has an option to increase the size of the borrowing capacity by up to an aggregate of $200 million in additional commitments, subject to certain conditions.

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

The Credit Facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of March 30, 2019, the Company was in compliance with all covenants of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

7. Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2027. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Lease costs under operating leases were $1.5 million during the three months ended March 30, 2019.

Supplemental Lease Information

Balance Sheet Information (in thousands)	March 30, 2019
Operating lease right-of-use assets	$19,374
Operating lease liabilities	$21,096

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Three Months Ended
Cash Flow Information (in thousands)	March 30, 2019
Cash paid for operating lease liabilities	$1,671
Right-of-use assets obtained in exchange for operating lease obligations	$2,488

Operating Lease Information	March 30, 2019
Weighted-average remaining lease term	5.0 years
Weighted-average discount rate	5.22%

The maturities of operating lease liabilities as of March 30, 2019 were as follows (in thousands):

Fiscal Year
2019	$4,406
2020	5,531
2021	4,401
2022	3,656
2023	3,022
Thereafter	3,609
Total lease payments	24,625
Less imputed interest	(3,529)
Total lease liabilities	$21,096

8.  Commitments and Contingencies

Legal Proceedings

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

9. Stockholders’ Equity

Common Stock

The Company issued 0.4 million shares of common stock during the three months ended March 30, 2019.

Share Repurchase Program

In October 2018, the Board of Directors increased the authorization amount of the existing share repurchase program from $100 million to $200 million and extended the termination date to December 2019. This program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.2 million shares of its common stock for $15.0 million during the three months ended March 30, 2019. These shares were retired upon repurchase. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2018.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Reclassifications From Accumulated Other Comprehensive Loss

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive loss (in thousands):

	Three Months Ended
Reclassification	March 30, 2019	March 31, 2018
Losses on available-for-sales securities to:
Interest income and other, net	$—	$(49)

Losses on cash flow hedges to:
Operating expenses	(237)	—
	(237)	(49)

Income tax expense	50	10

Total reclassifications	$(187)	$(39)

10. Revenues

The Company groups its revenues into four categories, based on the markets and applications in which its products may be used. The following disaggregates the Company’s revenue by product category (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Internet of Things	$106,421	$103,091
Infrastructure	45,823	49,420
Broadcast	26,265	36,065
Access	9,604	16,808
Revenues	$188,113	$205,384

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company recognized revenue of $11.0 million and $12.7 million during the three months ended March 30, 2019 and March 31, 2018, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Distributors	$134,129	$150,271
Direct customers	53,984	55,113
Revenues	$188,113	$205,384

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Cost of revenues	$318	$296
Research and development	6,097	5,769
Selling, general and administrative	6,169	6,127
	12,584	12,192
Income tax benefit	3,320	5,219
	$9,264	$6,973

The Company had approximately $98.8 million of total unrecognized compensation costs related to granted stock options and awards as of March 30, 2019 that are expected to be recognized over a weighted-average period of approximately 2.3 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

12. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $(2.5) million and $(4.4) million for the three months ended March 30, 2019 and March 31, 2018, resulting in effective tax rates of (85.0)% and (19.8)%, respectively. The effective tax rate for the three months ended March 30, 2019 decreased from the prior period primarily due to a change in the proportion of excess tax benefits from stock-based compensation relative to pre-tax book income. The tax benefit in both periods is the result of the windfall benefit on share-based instruments and the Federal research and development tax credit exceeding the Company’s tax provision.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit (the “Ninth Circuit”).  The Ninth Circuit reversed the 2015 decision of the U.S. Tax Court on July 24, 2018 but on August 7, 2018, withdrew its decision to allow time for a reconstituted panel to confer on the appeal. On October 16, 2018, a rehearing was held; however the Ninth Circuit has not yet issued its final decision. Although the U.S. Treasury has not withdrawn the requirement to include stock-based compensation from its regulations, based on the facts and circumstances of the Tax Court Case, the Company continues to reflect a tax benefit in its financial statements based on the expectation that the Tax Court decision will be upheld on appeal. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Uncertain Tax Positions

As of March 30, 2019, the Company had gross unrecognized tax benefits, inclusive of interest, of $2.1 million which $2.1 million would affect the effective tax rate if recognized. During the three months ended March 30, 2019, the Company released $0.3 million of unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

The Norwegian Tax Administration (“NTA”) has completed its examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013, 2014, 2015 and 2016. The Company received a final assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The revised adjustment to the pricing of the intercompany transaction results in approximately $16.4 million additional Norwegian income tax.  The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.

Tax years 2015 through 2019 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company is not currently under audit in any major taxing jurisdiction.

The Company does not believe gross unrecognized tax benefits will decrease in the next 12 months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2019 will have 52 weeks and fiscal 2018 had 52 weeks. Our first quarter of fiscal 2019 ended March 30, 2019. Our first quarter of fiscal 2018 ended March 31, 2018.

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

Current Period Highlights

Revenues decreased $17.3 million in the recent quarter compared to the first quarter of fiscal 2018, primarily due to decreased revenues from our Broadcast, Access and Infrastructure products offset by increased revenues from our IoT products. Gross profit decreased $8.3 million during the same period due primarily to decreased product sales. Gross margin increased to 61.6% in the recent quarter compared to 60.5% in the first quarter of fiscal 2018 primarily due to variations in product mix. Operating expenses increased by $10.3 million in the recent quarter compared to the first quarter of fiscal 2018 due primarily to increased personnel-related expenses, amortization of intangible assets and product marketing costs. Operating income in the recent quarter was $5.1 million compared to $23.7 million in the first quarter of fiscal 2018.

We ended the first quarter with $613.9 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $32.0 million during the recent three-month period. Accounts receivable was $69.9 million at March 30, 2019, representing 33 days sales outstanding (DSO). Inventory was $70.5 million at March 30, 2019, representing 88 days of inventory (DOI). In the first three months of 2019, we repurchased 0.2 million shares of our common stock for $15.0 million. We adopted ASC 842, Leases, on the first day of fiscal 2019. In connection with the adoption, we have recorded $19.4 million of right-of-use assets and $21.1 million of operating lease liabilities as of March 30, 2019.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. In the first three months of fiscal 2019, we introduced isolation products designed to provide precise current and voltage measurement with very low temperature drift; new Bluetooth® software for our Wireless Gecko portfolio that increases location services accuracy; and Wi-Fi® modules and transceivers that cut power consumption for IoT applications. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the three months ended March 30, 2019, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the three months ended March 30, 2019. There were no contract manufacturers that accounted for more than 10% of our revenues during the three months ended March 30, 2019.

The percentage of our revenues derived from outside of the United States was 83% during the three months ended March 30, 2019.  All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

Results of Operations

The following describes the line items set forth in our Condensed Consolidated Statements of Income:

Revenues.  Revenues are generated predominately by sales of our products. Our revenues are subject to variation from period to period due to the volume of shipments made within a period, the mix of products we sell and the prices we charge for our products.

Cost of Revenues.  Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics and quality assurance; costs of software royalties, other intellectual property license costs and certain acquired intangible assets; and an allocated portion of our occupancy costs. Our gross margin fluctuates depending on product mix, manufacturing yields, inventory valuation adjustments, average selling prices and other factors.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 30, 2019	March 31, 2018

Revenues	100.0%	100.0%
Cost of revenues	38.4	39.5
Gross margin	61.6	60.5

Operating expenses:
Research and development	32.7	26.7
Selling, general and administrative	26.2	22.3
Operating expenses	58.9	49.0

Operating income	2.7	11.5

Other income (expense):
Interest income and other, net	1.5	1.6
Interest expense	(2.6)	(2.4)
Income before income taxes	1.6	10.7
Provision (benefit) for income taxes	(1.3)	(2.1)
Net income	2.9%	12.8%

Revenues

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018	Change	% Change
Internet of Things	$106.4	$103.1	$3.3	3.2%
Infrastructure	45.8	49.4	(3.6)	(7.3)%
Broadcast	26.3	36.1	(9.8)	(27.2)%
Access	9.6	16.8	(7.2)	(42.9)%
Revenues	$188.1	$205.4	$(17.3)	(8.4)%

The change in revenues in the recent three month period was due primarily to:

•                  Increased revenues of $3.3 million for our IoT products, due primarily to the addition of revenues from an acquisition offset by decreased demand for our MCU products.

•                  Decreased revenues of $3.6 million for our Infrastructure products, due primarily to decreased demand for our isolation and timing products.

•                  Decreased revenues of $9.8 million for Broadcast products, due primarily to decreases in the demand and the market for our consumer products and decreased demand for our automotive products.

•                  Decreased revenues of $7.2 million for our Access products, due primarily to decreased demand for our products and decreases in the market for such products.

Unit volumes of our products decreased by 16.7% and average selling prices increased by 9.6% compared to the three months ended March 31, 2018. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Profit

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018	Change
Gross profit	$115.9	$124.2	$(8.3)
Gross margin	61.6%	60.5%	1.1%

Gross profit decreased during the recent period due primarily to decreased product sales. The change in gross profit in the recent three month period was due to decreases in gross profit of $5.4 million for our Broadcast products, $4.8 million for our Infrastructure products and $3.6 million for our Access products, offset by an increase in gross profit of $5.5 million for our Internet of Things products. Gross margin increased primarily due to variations in product mix.

We may experience declines in the average selling prices of certain of our products. This creates downward pressure on gross margin and may be offset to the extent we are able to introduce higher margin new products and gain market share with our products; reduce costs of existing products through improved design; achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or reduce logistics costs.

Research and Development

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018	Change	% Change
Research and development	$61.6	$54.8	$6.8	12.3%
Percent of revenue	32.7%	26.7%

The increase in research and development expense in the recent three month period was primarily due to increases of $2.9 million for the amortization of intangible assets, $2.1 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, and $0.7 million for occupancy costs. We expect that research and development expense will increase in absolute dollars in the second quarter of fiscal 2019.

Selling, General and Administrative

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018	Change	% Change
Selling, general and administrative	$49.2	$45.7	$3.5	7.7%
Percent of revenue	26.2%	22.3%

The increase in selling, general and administrative expense in the recent three month period was primarily due to an increase of $1.9 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, $1.0 million for the amortization of intangible assets and $0.7 million for product marketing costs. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the second quarter of fiscal 2019.

Interest Income and Other, Net

Interest income and other, net for the three months ended March 30, 2019 was $2.8 million compared to $3.2 million for the three months ended March 31, 2018.

Interest Expense

Interest expense for the three months ended March 30, 2019 was relatively flat at $5.0 million compared to $4.9 million for the three months ended March 31, 2018.

Provision (Benefit) for Income Taxes

	Three Months Ended
(in millions)	March 30, 2019	March 31, 2018	Change
Provision (benefit) for income taxes	$(2.5)	$(4.4)	$1.9
Effective tax rate	(85.0)%	(19.8)%

The effective tax rate for the three months ended March 30, 2019 decreased from the prior period primarily due to a change in the proportion of excess tax benefits from stock-based compensation relative to pre-tax book income. The tax benefit in both periods is the result of the windfall benefit on share-based instruments and the Federal research and development tax credit exceeding our tax provision.

The effective tax rates for each of the periods presented differ from the U.S. federal statutory tax rates of 21% due to the amount of income earned in foreign jurisdictions where the tax rate may be higher or lower than the federal statutory tax rate, as well as other permanent items including research and development tax credits, and the tax effects of stock-based compensation.

Business Outlook

The following represents our business outlook for the second quarter of fiscal 2019.

Income Statement Item	Estimate

Revenues	$202 million to $212 million

Gross margin	60.0%

Operating expenses	$112.5 million

Effective tax rate	5.0%

Diluted earnings per share	$0.16 to $0.26

Liquidity and Capital Resources

Our principal sources of liquidity as of March 30, 2019 consisted of $613.9 million in cash, cash equivalents and short-term investments, of which approximately $489.5 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government securities and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $32.0 million during the three months ended March 30, 2019, compared to net cash provided of $22.2 million during the three months ended March 31, 2018. Operating cash flows during the three months ended March 30, 2019 reflect our net income of $5.4 million, adjustments of $26.8 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $0.2 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $69.9 million at March 30, 2019 from $73.2 million at December 29, 2018. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 33 days at March 30, 2019 and 31 days at December 29, 2018.

Inventory decreased to $70.5 million at March 30, 2019 from $75.0 million at December 29, 2018. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 88 days at March 30, 2019 and 79 days at December 29, 2018.

Investing Activities

Net cash provided by investing activities was $31.2 million during the three months ended March 30, 2019, compared to net cash provided of $67.4 million during the three months ended March 31, 2018. The decrease in cash inflows was principally due to a decrease of $40.7 million in net sales and maturities of marketable securities.

We anticipate capital expenditures of approximately $18 to $20 million for fiscal 2019. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $29.1 million during the three months ended March 30, 2019, compared to net cash used of $16.7 million during the three months ended March 31, 2018. The increase in cash outflows was principally due to an increase of $15.0 million for repurchases of our common stock. In October 2018, the Board of Directors increased the authorization amount of the existing share repurchase program from $100 million to $200 million and extended the termination date to December 2019.

Our debt facilities include $400 million principal amount convertible senior notes (the “Notes”) and a $300 million revolving credit facility. On March 6, 2017, we completed a private offering of the Notes. The Notes bear interest semi-annually at a rate of 1.375% per year and will mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date. In connection with our offering of the Notes, we entered into an amendment to our credit agreement and paid off the then remaining balance of $72.5 million. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to an aggregate of $200 million in additional commitments, subject to certain conditions. See Note 6, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 1, Significant Accounting Policies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of March 30, 2019 would decrease our future annual interest income by approximately $5.6 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of March 30, 2019. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of March 30, 2019, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 30, 2019 because of the material weakness in our internal control over financial reporting described below.

Following the Public Company Accounting Oversight Board’s inspection of Ernst & Young LLP’s audit of our December 29, 2018 financial statements and internal controls over financial reporting in April 2019, management identified the following material weakness that existed as of December 29, 2018:

We did not maintain sufficient design and operating effectiveness of controls over the accounting for business combinations, primarily the maintenance of sufficient contemporaneous documentation of management review controls over certain assumptions used in the valuation of acquired intangible assets and related recording of goodwill.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness did not result in a misstatement to the consolidated financial statements for the year ended December 29, 2018.

Notwithstanding the material weakness discussed below, our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 30, 2019, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 842, Leases. There were no other changes in our internal controls during the fiscal quarter ended March 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended March 30, 2019 was $61.6 million, or 32.7% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would.

Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation which could adversely affect our business

The semiconductor and software industries have experienced significant litigation involving patents and other intellectual property rights. From time to time, third parties, including non-practicing entities, allege intellectual property infringement by our products, our customers’ products, or products using technologies or communications standards used in our industry. We also receive communications from customers or suppliers requesting indemnification for allegations brought against them by third parties. Some of these allegations have resulted, and may result in the future, in our involvement in litigation. We have certain contractual obligations to defend and indemnify our customers from certain infringement claims. We also have been involved in litigation to protect our intellectual property rights in the past and may become involved in such litigation again in the future.

Given the unpredictable nature of litigation and the complexity of the technology, we may not prevail in any such litigation. Legal proceedings could subject us to significant liability, invalidate our proprietary rights, or harm our businesses and our ability to compete. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome or merit, could be time-consuming and expensive to resolve and could divert our management’s time and attention. Intellectual property litigation also could force us to take specific actions, including:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended March 30, 2019, 71% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly. Because we consolidated our distribution relationships to a single global distributor, Arrow Electronics, in fiscal 2018, termination of the relationship with Arrow Electronics, either by us or by Arrow Electronics, could result in a temporary or permanent loss of revenue. If Arrow Electronics fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Arrow Electronics, we may not be able to find a distributor with the scale and resources of Arrow Electronics, maintain existing levels of international revenue or realize expected long-term international revenue growth. We may not be successful in finding suitable alternative global distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the three months ended March 30, 2019, our ten largest customers accounted for 23% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

Most of the silicon wafers for the products that we have sold were manufactured either by Taiwan Semiconductor Manufacturing Co. (TSMC) or Semiconductor Manufacturing International Corporation (SMIC). Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. The percentage of our revenues derived from outside of the United States was 83% during the three months ended March 30, 2019. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

The semiconductor manufacturing process is highly complex and, from time to time, manufacturing yields may fall below our expectations, which could result in our inability to satisfy demand for our products in a timely manner and may decrease our gross profit due to higher unit costs

The manufacturing of our products is a highly complex and technologically demanding process. Although we work closely with our foundries and assemblers to minimize the likelihood of reduced manufacturing yields, we have from time to time experienced lower than anticipated manufacturing yields. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials could result in lower than anticipated manufacturing yields or unacceptable performance deficiencies, which could lower our gross profit. If our foundries fail to deliver fabricated silicon wafers of satisfactory quality in a timely manner, we will be unable to meet our customers’ demand for our products in a timely manner, which would adversely affect our operating results and damage our customer relationships.

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

We have limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share

Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our competitors may also offer bundled solutions offering a more complete product despite the technical merits or advantages of our products. These competitors may elect not to support our products which could complicate our sales efforts. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross profit and/or decrease our market share.

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

The average selling prices of our products could decrease rapidly which may negatively impact our revenues and gross profit

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We have reduced the average unit price of our products in anticipation of or in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, increasing our sales content per application or reducing production costs, our gross profit and revenues will suffer. To maintain our gross profit, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so could cause our revenues and gross profit to decline.

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Analog Devices, Broadcom, Cypress, Infineon, Maxim Integrated Products, MaxLinear, Microchip, Nordic Semiconductor, NXP Semiconductors, Qualcomm, Renesas, STMicroelectronics, Synaptics, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

Changes in the Privacy and Data Security/Protection Laws Could Have an Adverse Effect on our Operations

Federal, state and international privacy-related or data protection laws and regulations could have an adverse effect on our operations. Complying with these laws and the possibility of proceedings against us by governmental entities or others in relation to these laws could increase operational costs. In May 2018, the European Union’s General Data Protection Regulation (“GDPR”) went into effect, replacing the EU’s 1995 Data Protection Directive. The costs of compliance with the GDPR and the potential for fines and penalties in the event of a breach of the GDPR may have an adverse effect on our operations.

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

The following table summarizes repurchases of our common stock during the three months ended March 30, 2019 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2018 — January 26, 2019	—	$—	—	$160,733

January 27, 2019 — February 23, 2019	177	$84.73	177	$145,733

February 24, 2019 — March 30, 2019	—	$—	—	$145,733
Total	177	$84.73	177

In October 2018, the Board of Directors increased the authorization amount of the existing share repurchase program from $100 million to $200 million and extended the termination date to December 2019. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

3.2*	Fourth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Form 8-K filed on January 27, 2017).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

10.1+	Form of Market Stock Units Grant Notice and Global Market Stock Units Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference to the indicated filing.

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

May 3, 2019	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

May 3, 2019	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)