Form 10-Q
period 2019-06-29
SILICON LABORATORIES INC.
filed 2019-07-24
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☑ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Non-accelerated filer ◻

Accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of July 16, 2019, 43,343,867 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 29,	December 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$189,549	$197,043
Short-term investments	452,265	416,779
Accounts receivable, net	72,301	73,194
Inventories	73,865	74,972
Prepaid expenses and other current assets	59,662	64,650
Total current assets	847,642	826,638
Property and equipment, net	137,644	139,049
Goodwill	397,344	397,344
Other intangible assets, net	150,356	170,832
Other assets, net	69,954	90,491
Total assets	$1,602,940	$1,624,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,585	$41,171
Deferred revenue and returns liability	21,266	22,494
Other current liabilities	68,186	81,180
Total current liabilities	131,037	144,845
Convertible debt	361,430	354,771
Other non-current liabilities	59,202	57,448
Total liabilities	551,669	557,064
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 43,344 and 43,088 shares issued and outstanding at June 29, 2019 and December 29, 2018, respectively	4	4
Additional paid-in capital	99,665	107,517
Retained earnings	950,712	961,343
Accumulated other comprehensive income (loss)	890	(1,574)
Total stockholders’ equity	1,051,271	1,067,290
Total liabilities and stockholders’ equity	$1,602,940	$1,624,354

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Revenues	$206,709	$217,106	$394,822	$422,490
Cost of revenues	79,660	85,814	151,899	166,961
Gross profit	127,049	131,292	242,923	255,529
Operating expenses:
Research and development	63,856	59,495	125,422	114,323
Selling, general and administrative	48,637	53,796	97,853	99,490
Operating expenses	112,493	113,291	223,275	213,813
Operating income	14,556	18,001	19,648	41,716
Other income (expense):
Interest income and other, net	3,696	1,609	6,519	4,811
Interest expense	(5,005)	(4,888)	(10,002)	(9,771)
Income before income taxes	13,247	14,722	16,165	36,756
Provision (benefit) for income taxes	29,276	442	26,796	(3,929)

Net income (loss)	$(16,029)	$14,280	$(10,631)	$40,685

Earnings (loss) per share:
Basic	$(0.37)	$0.33	$(0.25)	$0.94
Diluted	$(0.37)	$0.32	$(0.25)	$0.92

Weighted-average common shares outstanding:
Basic	43,386	43,312	43,287	43,138
Diluted	43,386	44,294	43,287	44,106

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income (loss)	$(16,029)	$14,280	$(10,631)	$40,685

Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	1,207	396	2,632	(363)
Reclassification for losses included in net income (loss)	—	—	—	49
Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	44	(397)	56	(420)
Reclassification for losses included in net income (loss)	194	33	431	33
Other comprehensive income (loss), before tax	1,445	32	3,119	(701)

Provision (benefit) for income taxes	304	7	655	(148)

Other comprehensive income (loss)	1,141	25	2,464	(553)

Comprehensive income (loss)	$(14,888)	$14,305	$(8,167)	$40,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended June 29, 2019	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of March 30, 2019	43,341	$4	$90,988	$966,741	$(251)	$1,057,482
Net income (loss)	—	—	—	(16,029)	—	(16,029)
Other comprehensive income (loss)	—	—	—	—	1,141	1,141
Stock issuances, net of shares withheld for taxes	127	—	6,713	—	—	6,713
Repurchases of common stock	(124)	—	(11,712)	—	—	(11,712)
Stock-based compensation	—	—	13,676	—	—	13,676
Balance as of June 29, 2019	43,344	$4	$99,665	$950,712	$890	$1,051,271

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended June 30, 2018	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of March 31, 2018	43,227	$4	$98,396	$904,160	$(1,985)	$1,000,575
Net income (loss)	—	—	—	14,280	—	14,280
Other comprehensive income (loss)	—	—	—	—	25	25
Stock issuances, net of shares withheld for taxes	159	—	4,836	—	—	4,836
Repurchases of common stock	(36)	—	(3,397)	—	—	(3,397)
Stock-based compensation	—	—	12,149	—	—	12,149
Balance as of June 30, 2018	43,350	$4	$111,984	$918,440	$(1,960)	$1,028,468

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Six Months Ended June 29, 2019	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 29, 2018	43,088	$4	$107,517	$961,343	$(1,574)	$1,067,290
Net income (loss)	—	—	—	(10,631)	—	(10,631)
Other comprehensive income (loss)	—	—	—	—	2,464	2,464
Stock issuances, net of shares withheld for taxes	557	—	(7,400)	—	—	(7,400)
Repurchases of common stock	(301)	—	(26,716)	—	—	(26,716)
Stock-based compensation	—	—	26,264	—	—	26,264
Balance as of June 29, 2019	43,344	$4	$99,665	$950,712	$890	$1,051,271

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Six Months Ended June 30, 2018	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 30, 2017	42,707	$4	$102,862	$851,307	$(1,157)	$953,016
Cumulative effect of adoption of accounting standard	—	—	—	26,448	(250)	26,198
Net income (loss)	—	—	—	40,685	—	40,685
Other comprehensive income (loss)	—	—	—	—	(553)	(553)
Stock issuances, net of shares withheld for taxes	679	—	(11,823)	—	—	(11,823)
Repurchases of common stock	(36)	—	(3,397)	—	—	(3,397)
Stock-based compensation	—	—	24,342	—	—	24,342
Balance as of June 30, 2018	43,350	$4	$111,984	$918,440	$(1,960)	$1,028,468

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2019	2018
Operating Activities
Net income (loss)	$(10,631)	$40,685
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation of property and equipment	8,447	7,643
Amortization of other intangible assets and other assets	20,476	18,366
Amortization of debt discount and debt issuance costs	6,659	6,354
Stock-based compensation expense	26,253	24,311
Deferred income taxes	24,043	(5,830)
Changes in operating assets and liabilities:
Accounts receivable	893	(16,705)
Inventories	1,118	(565)
Prepaid expenses and other assets	11,326	(1,759)
Accounts payable	5,321	2,980
Other current liabilities and income taxes	(18,101)	(17,249)
Deferred income, deferred revenue and returns liability	(1,228)	(4,193)
Other non-current liabilities	(3,222)	(3,260)
Net cash provided by operating activities	71,354	50,778

Investing Activities
Purchases of available-for-sale investments	(184,170)	(148,437)
Sales and maturities of available-for-sale investments	151,428	295,405
Purchases of property and equipment	(9,402)	(11,406)
Purchases of other assets	(2,588)	(5,893)
Acquisition of business, net of cash acquired	—	(239,729)
Net cash used in investing activities	(44,732)	(110,060)

Financing Activities
Repurchases of common stock	(26,716)	(3,397)
Payment of taxes withheld for vested stock awards	(14,509)	(18,408)
Proceeds from the issuance of common stock	7,109	6,585
Net cash used in financing activities	(34,116)	(15,220)

Decrease in cash and cash equivalents	(7,494)	(74,502)
Cash and cash equivalents at beginning of period	197,043	269,366
Cash and cash equivalents at end of period	$189,549	$194,864

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at June 29, 2019 and December 29, 2018, the condensed consolidated results of its operations for the three and six months ended June 29, 2019 and June 30, 2018, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 29, 2019 and June 30, 2018, the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 29, 2019 and June 30, 2018, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2019 and June 30, 2018. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended June 29, 2019 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 29, 2018, included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (SEC) on May 3, 2019.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The primary impact of the Company’s adoption of ASC 842 resulted from the recognition of right-of-use assets and operating lease liabilities. The adoption had no significant impact to the Condensed Consolidated Statements of Operations or to cash provided by or used in net operating, investing or financing activities in the Condensed Consolidated Statements of Cash Flows.

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

2. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income (loss)	$(16,029)	$14,280	$(10,631)	$40,685

Shares used in computing basic earnings (loss) per share	43,386	43,312	43,287	43,138

Effect of dilutive securities:
Stock-based awards and convertible debt	—	982	—	968
Shares used in computing diluted earnings (loss) per share	43,386	44,294	43,287	44,106

Earnings (loss) per share:
Basic	$(0.37)	$0.33	$(0.25)	$0.94
Diluted	$(0.37)	$0.32	$(0.25)	$0.92

Diluted shares used in calculating net loss per share for the three and six months ended June 29, 2019 excluded 0.6 million shares due to the Company’s net loss for the periods.

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings (loss) per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings (loss) per share using the treasury stock method. Due to the net loss in the three and six months ended June 29, 2019, approximately 0.2 million shares and 0.1 million shares, respectively, were not included in the denominator for the calculation of diluted earnings (loss) per share. For the three and six months ended June 30, 2018, approximately 0.3 million shares and 0.2 million shares, respectively, were included in the denominator for the calculation of diluted earnings (loss) per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

	Fair Value Measurements
	at June 29, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$84,467	$—	$—	$84,467
Corporate debt securities	—	11,626	—	11,626
Total cash equivalents	$84,467	$11,626	$—	$96,093

Short-term investments:
Government debt securities	$72,422	$93,899	$—	$166,321
Corporate debt securities	—	285,944	—	285,944
Total short-term investments	$72,422	$379,843	$—	$452,265

Other assets, net:
Auction rate securities	$—	$—	$5,647	$5,647
Total	$—	$—	$5,647	$5,647

Total	$156,889	$391,469	$5,647	$554,005

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

	Fair Value Measurements
	at December 29, 2018 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$74,990	$—	$—	$74,990
Corporate debt securities	—	18,820	—	18,820
Government debt securities	9,338	—	—	9,338
Total cash equivalents	$84,328	$18,820	$—	$103,148

Short-term investments:
Government debt securities	$48,141	$99,211	$—	$147,352
Corporate debt securities	—	269,427	—	269,427
Total short-term investments	$48,141	$368,638	$—	$416,779

Other assets, net:
Auction rate securities	$—	$—	$5,759	$5,759
Total	$—	$—	$5,759	$5,759

Total	$132,469	$387,458	$5,759	$525,686

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

Available-for-sale investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at June 29, 2019 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$394,836	$395,419
Due after one year through ten years	144,592	145,639
Due after ten years	13,300	12,947
	$552,728	$554,005

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 29, 2019	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$12,126	$(6)	$58,758	$(98)	$70,884	$(104)
Corporate debt securities	1,575	(1)	33,026	(45)	34,601	(46)
Auction rate securities	—	—	5,647	(353)	5,647	(353)
	$13,701	$(7)	$97,431	$(496)	$111,132	$(503)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 29, 2018	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$13,278	$(10)	$88,696	$(583)	$101,974	$(593)
Corporate debt securities	112,699	(273)	76,310	(448)	189,009	(721)
Auction rate securities	—	—	5,759	(241)	5,759	(241)
	$125,977	$(283)	$170,765	$(1,272)	$296,742	$(1,555)

The gross unrealized losses as of June 29, 2019 and December 29, 2018 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of June 29, 2019, the Company has determined that no other-than-temporary impairment losses existed.

At June 29, 2019 and December 29, 2018, there were no material unrealized gains associated with the Company's available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
June 29, 2019
(000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,647	Discounted cash flow	Estimated yield	3.38%

		Expected holding period	10 years

		Estimated discount rate	3.10%

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

The following summarizes the activity in Level 3 financial instruments for the three and six months ended June 29, 2019 (in thousands):

Assets

	Three Months	Six Months
Auction Rate Securities	Ended	Ended
Beginning balance	$5,761	$5,759
Loss included in other comprehensive income (loss)	(114)	(112)
Balance at June 29, 2019	$5,647	$5,647

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of June 29, 2019 and December 29, 2018, the fair value of the convertible senior notes was $491.0 million and $419.0 million, respectively.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Cash Flow Hedges

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive income (loss) may be recognized in the Consolidated Statement of Operations based on an assessment of the contracts at the time of termination.

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of June 29, 2019, the contracts had maturities of one to twelve months and an aggregate notional value of $8.7 million. Losses expected to be reclassified into earnings in the next 12 months were not material. The fair value of the contracts, contract losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.

Non-designated Hedges

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes gains and losses on the foreign currency forward contracts in interest income and other, net in the Consolidated Statement of Operations in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability. The Company does not apply hedge accounting to these foreign currency forward contracts.

As of June 29, 2019, the Company held one foreign currency forward contract denominated in Singapore Dollars with a notional value of $5.2 million. The fair value of the contract and contract losses recognized in income were not material for any of the periods presented.

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	June 29,	December 29,
	2019	2018
Work in progress	$48,989	$50,983
Finished goods	24,876	23,989
	$73,865	$74,972

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Acquisitions

Z-Wave

On April 18, 2018, the Company completed the acquisition of the Z-Wave business from Sigma Designs, Inc. for $243 million in cash. Z-Wave is an Internet of Things (IoT) technology for smart home solutions. This strategic acquisition expanded the Company's IoT connectivity portfolio in the connected home market, while further scaling the Company's engineering team.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The carrying amount of the Notes consisted of the following (in thousands):

	June 29,	December 29,
	2019	2018
Liability component
Principal	$400,000	$400,000
Unamortized debt discount	(33,512)	(39,298)
Unamortized debt issuance costs	(5,058)	(5,931)
Net carrying amount	$361,430	$354,771

Equity component
Net carrying amount	$57,735	$57,735

The liability component of the Notes is recorded in convertible debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of June 29, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 2.7 years.

Interest expense related to the Notes was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,360	$1,375	$2,750	$2,765
Amortization of debt discount	2,900	2,767	5,786	5,520
Amortization of debt issuance costs	437	418	873	834
	$4,697	$4,560	$9,409	$9,119

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

The Credit Facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 3.00 to 1 and a minimum fixed charge coverage ratio (EBITDA/interest payments, income taxes and capital expenditures) of no less than 1.25 to 1. As of June 29, 2019, the Company was in compliance with all covenants of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2027. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Lease costs under operating leases were $1.4 million and $2.9 million during the three and six months ended June 29, 2019, respectively.

Supplemental Lease Information

June 29,
Balance Sheet Information (in thousands)	2019
Operating lease right-of-use assets	$18,448
Operating lease liabilities	$19,759

Six Months
Ended
June 29,
Cash Flow Information (in thousands)	2019
Cash paid for operating lease liabilities	$3,096
Right-of-use assets obtained in exchange for operating lease obligations	$2,488

June 29,
Operating Lease Information	2019
Weighted-average remaining lease term	4.9 years
Weighted-average discount rate	5.24%

The maturities of operating lease liabilities as of June 29, 2019 were as follows (in thousands):

Fiscal Year
2019	$2,931
2020	5,455
2021	4,390
2022	3,677
2023	3,049
Thereafter	3,781
Total lease payments	23,283
Less imputed interest	(3,524)
Total lease liabilities	$19,759

9. Commitments and Contingencies

Legal Proceedings

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Stockholders’ Equity

Common Stock

The Company issued 0.6 million shares of common stock during the six months ended June 29, 2019.

Share Repurchase Program

In October 2018, the Board of Directors increased the authorization amount of the existing share repurchase program from $100 million to $200 million and extended the termination date to December 2019. This program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.3 million shares and 36 thousand shares of its common stock for $26.7 million and $3.4 million during the six months ended June 29, 2019 and June 30, 2018, respectively. These shares were retired upon repurchase.

Reclassifications From Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effect on net income (loss) from reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
Reclassification	2019	2018	2019	2018
Losses on available-for-sales securities to:
Interest income and other, net	$—	$—	$—	$(49)
Losses on cash flow hedges to:
Operating expenses	(194)	(33)	(431)	(33)
	(194)	(33)	(431)	(82)
Income tax expense	41	7	91	17

Total reclassifications	$(153)	$(26)	$(340)	$(65)

11. Revenues

The Company groups its revenues into four categories, based on the markets and applications in which its products may be used. The following disaggregates the Company's revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Internet of Things	$124,664	$116,023	$231,085	$219,114
Infrastructure	43,850	51,520	89,673	100,940
Broadcast	26,330	34,172	52,595	70,237
Access	11,865	15,391	21,469	32,199
	$206,709	$217,106	$394,822	$422,490

A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended June 29, 2019 and June 30, 2018 and the six months ended June 29, 2019 and June 30, 2018, the Company recognized revenue of $13.5 million, $15.4 million, $15.4 million and $22.7 million, respectively, from performance obligations that were satisfied in previous reporting periods.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following disaggregates the Company's revenue by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Distributors	$151,180	$154,032	$285,309	$304,303
Direct customers	55,529	63,074	109,513	118,187
	$206,709	$217,106	$394,822	$422,490

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Cost of revenues	$326	$294	$645	$590
Research and development	6,459	5,669	12,556	11,438
Selling, general and administrative	6,884	6,156	13,052	12,283
	13,669	12,119	26,253	24,311
Income tax (expense) benefit	(2,186)	1,677	1,134	6,896
	$15,855	$10,442	$25,119	$17,415

The increase in income tax expense during the three months ended June 29, 2019 and the decrease in income tax benefit during the six months ended June 29, 2019 was primarily due to a change in our position related to the treatment of stock-based compensation within our intercompany cost-sharing arrangement. See Note 13, Income Taxes, to the Condensed Consolidated Financial Statements for additional information. The Company had approximately $89.1 million of total unrecognized compensation costs related to granted stock options and awards as of June 29, 2019 that are expected to be recognized over a weighted-average period of approximately 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $29.3 million and $0.4 million for the three months ended June 29, 2019 and June 30, 2018, resulting in effective tax rates of 221.0% and 3.0%, respectively. Income tax expense (benefit) was $26.8 million and $(3.9) million for the six months ended June 29, 2019 and June 30, 2018, resulting in effective tax rates of 165.8% and (10.7)%, respectively. The effective tax rate for the three and six months ended June 29, 2019 increased from the prior periods primarily due to a change in the Company’s position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, the Company is no longer reflecting a tax benefit within its financial statements related to the removal of stock-based compensation from its intercompany cost-sharing arrangement. During the three months ended June 29, 2019, the Company removed the deferred tax assets and a deferred tax liability associated with this matter from its financial statements, resulting in a discrete income tax expense of $28.1 million. The Company will continue to monitor ongoing developments of this matter and potential impacts to its financial statements.

Uncertain Tax Positions

As of June 29, 2019, the Company had gross unrecognized tax benefits, inclusive of interest, of $2.1 million which $1.8 million would affect the effective tax rate if recognized. During the six months ended June 29, 2019, the Company released $0.3 million of unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

The Norwegian Tax Administration (“NTA”) has completed its examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013, 2014, 2015 and 2016. The Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately $16.6 million additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2019 will have 52 weeks and fiscal 2018 had 52 weeks. Our second quarter of fiscal 2019 ended June 29, 2019. Our second quarter of fiscal 2018 ended June 30, 2018.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs and software enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

●	Internet of Things products, which include our wireless, microcontroller (MCU) and sensor products;

●	Broadcast products, which include our broadcast consumer and automotive products;

●	Infrastructure products, which include our timing products (clocks and oscillators), and isolation devices; and

●	Access products, which include our Voice over IP (VoIP) products, embedded modems and Power over Ethernet (PoE) devices.

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

Because some of our ICs are designed for use in consumer products such as televisions, set-top boxes and radios, we expect that the demand for our products will be typically subject to some degree of seasonal demand. However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

Current Period Highlights

Revenues decreased $10.4 million in the recent quarter compared to the second quarter of fiscal 2018, primarily due to decreased revenues from our Broadcast, Access and Infrastructure products offset by increased revenues from our IoT products. Gross profit decreased $4.2 million during the same period due primarily to decreased product sales. Gross margin increased to 61.5% in the recent quarter compared to 60.5% in the second quarter of fiscal 2018 primarily due to the prior year fair value write-up associated with acquired inventory and variations in product mix. Operating expenses decreased by $0.8 million in the recent quarter compared to the second quarter of fiscal 2018 due primarily to decreased acquisition-related costs and sales commissions, offset in part by increased personnel-related expenses, amortization of intangible assets and occupancy costs. Operating income in the recent quarter was $14.6 million compared to $18.0 million in the second quarter of fiscal 2018.

We ended the second quarter with $641.8 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $71.4 million during the recent six-month period. Accounts receivable was $72.3 million at June 29, 2019, representing 31 days sales outstanding (DSO). Inventory was $73.9 million at June 29, 2019, representing 83 days of inventory (DOI). In the first six months of 2019, we repurchased 0.3 million shares of our common stock for $26.7 million.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. In the first six months of fiscal 2019, we introduced 5G-ready jitter attenuators with new device options featuring a fully integrated crystal; the next generation of our Wireless Gecko platform, Series 2, designed to make IoT products more powerful, efficient and reliable; a portfolio of timing solutions that provide superior jitter performance and meet the latest generation PCI Express® (PCIe®) 5.0 specification; isolation products designed to provide precise current and voltage measurement with very low temperature drift; new Bluetooth® software for our Wireless Gecko portfolio that increases location services accuracy; and Wi-Fi® modules and transceivers that cut power consumption for IoT applications. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the six months ended June 29, 2019, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the six months ended June 29, 2019. There were no contract manufacturers that accounted for more than 10% of our revenues during the six months ended June 29, 2019.

The percentage of our revenues derived from outside of the United States was 86% during the six months ended June 29, 2019. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Research and Development. Research and development expense consists primarily of personnel-related expenses, including stock-based compensation, as well as new product masks, external consulting and services costs, equipment tooling, equipment depreciation, amortization of intangible assets and an allocated portion of our occupancy costs. Research and development activities include the design of new products, refinement of existing products and design of test methodologies to ensure compliance with required specifications.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of personnel-related expenses, including stock-based compensation, as well as an allocated portion of our occupancy costs, sales commissions to independent sales representatives, amortization of intangible assets, professional fees, legal fees, and promotional and marketing expenses.

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

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.5	39.5	38.5	39.5
Gross margin	61.5	60.5	61.5	60.5

Operating expenses:
Research and development	30.9	27.4	31.8	27.1
Selling, general and administrative	23.6	24.8	24.7	23.5
Operating expenses	54.5	52.2	56.5	50.6

Operating income	7.0	8.3	5.0	9.9

Other income (expense):
Interest income and other, net	1.8	0.8	1.6	1.1
Interest expense	(2.4)	(2.3)	(2.5)	(2.3)
Income before income taxes	6.4	6.8	4.1	8.7
Provision (benefit) for income taxes	14.2	0.2	6.8	(0.9)
Net income (loss)	(7.8)%	6.6%	(2.7)%	9.6%

Revenues

	Three Months Ended				Six Months Ended
	June 29,	June 30,		%	June 29,	June 30,		%
(in millions)	2019	2018	Change	Change	2019	2018	Change	Change
Internet of Things	$124.6	$116.0	$8.6	7.4%	$231.1	$219.1	$12.0	5.5%
Infrastructure	43.9	51.5	(7.6)	(14.9)%	89.6	100.9	(11.3)	(11.2)%
Broadcast	26.3	34.2	(7.9)	(22.9)%	52.6	70.3	(17.7)	(25.1)%
Access	11.9	15.4	(3.5)	(22.9)%	21.5	32.2	(10.7)	(33.3)%
	$206.7	$217.1	$(10.4)	(4.8)%	$394.8	$422.5	$(27.7)	(6.5)%

The change in revenues in the recent three month period was due primarily to:

●	Increased revenues of $8.6 million for our IoT products, due primarily to the addition of revenues from an acquisition and increased demand for our wireless products offset by decreased demand for our MCU products.
●	Decreased revenues of $7.6 million for our Infrastructure products, due primarily to decreased demand for our timing and isolation products.
●	Decreased revenues of $7.9 million for Broadcast products, due primarily to decreases in the demand and the market for our consumer products and decreased demand for our automotive products.
●	Decreased revenues of $3.5 million for our Access products, due primarily to decreased demand for our products and decreases in the market for such products.

The change in revenues in the recent six month period was due primarily to:

●	Increased revenues of $12.0 million for our IoT products, due primarily to the addition of revenues from an acquisition and increased demand for our wireless products offset by decreased demand for our MCU products.
●	Decreased revenues of $11.3 million for our Infrastructure products, due primarily to decreased demand for our timing and isolation products.
●	Decreased revenues of $17.7 million for Broadcast products, due primarily to decreases in the demand and the market for our consumer products and decreased demand for our automotive products.
●	Decreased revenues of $10.7 million for our Access products, due primarily to decreased demand for our products and decreases in the market for such products.

Unit volumes of our products decreased by 9.4% and average selling prices increased by 4.9% compared to the three months ended June 30, 2018. Unit volumes of our products decreased by 12.9% and average selling prices increased by 7.1% compared to the six months ended June 30, 2018. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Profit

	Three Months Ended			Six Months Ended
	June 29,	June 30,		June 29,	June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Gross profit	$127.0	$131.3	$(4.3)	$242.9	$255.5	$(12.6)
Gross margin	61.5%	60.5%	1.0%	61.5%	60.5%	1.0%

Gross profit decreased during the recent three and six month periods due primarily to decreased product sales. The change in gross profit in the recent three month period was due to decreases in gross profit of $8.4 million for our Infrastructure products, $3.6 million for our Broadcast products and $2.3 million for our Access products, offset by an increase in gross profit of $10.1 million for our Internet of Things products. The change in gross profit in the recent six month period was due to decreases in gross profit of $13.2 million for our Infrastructure products, $9.0 million for our Broadcast products and $5.9 million for our Access products, offset by an increase in gross profit of $15.5 million for our Internet of Things products. Gross profit in the prior year three and six month periods included $2.1 million in charges for the fair value write-up associated with acquired inventory. Gross margin increased during the recent three and six month periods primarily due to the prior year fair value write-up associated with acquired inventory and variations in product mix.

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

Research and Development

	Three Months Ended				Six Months Ended
	June 29,	June 30,		%	June 29,	June 30,		%
(in millions)	2019	2018	Change	Change	2019	2018	Change	Change
Research and development	$63.9	$59.5	$4.4	7.3%	$125.4	$114.3	$11.1	9.7%
Percent of revenue	30.9%	27.4%			31.8%	27.1%

The increase in research and development expense in the three and six month periods was primarily due to increases of $2.6 million and $4.7 million, respectively, for personnel-related expenses, including costs associated with increased headcount and an acquisition, $0.7 million and $3.7 million, respectively, for the amortization of intangible assets, and $0.7 million and $1.4 million, respectively, for occupancy costs. We expect that research and development expense will remain relatively stable in absolute dollars in the third quarter of fiscal 2019.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
	June 29,	June 30,		%	June 29,	June 30,		%
(in millions)	2019	2018	Change	Change	2019	2018	Change	Change
Selling, general and administrative	$48.6	$53.8	$(5.2)	(9.6)%	$97.9	$99.5	$(1.6)	(1.6)%
Percent of revenue	23.6%	24.8%			24.7%	23.5%

The decrease in selling, general and administrative expense in the three month period was primarily due to decreases of $2.5 million for acquisition-related costs, $1.2 million for personnel-related expenses and $0.8 million for sales commissions. The decrease in selling, general and administrative expense in the six month period was primarily due to decreases of $3.3 million for acquisition-related costs and $1.1 million for sales commissions. The decrease in selling, general and administrative in the six month period was offset in part by increases of $1.0 million for promotional and marketing expenses, $0.8 million for occupancy costs and $0.7 million for personnel-related expenses. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the third quarter of fiscal 2019.

Interest Income and Other, Net

Interest income and other, net for the three and six months ended June 29, 2019 was $3.7 million and $6.5 million, respectively, compared to $1.6 million and $4.8 million for the three and six months ended June 30, 2018, respectively.

Interest Expense

Interest expense for the three and six months ended June 29, 2019 was relatively flat at $5.0 million and $10.0 million, respectively, compared to $4.9 million and $9.8 million for the three and six months ended June 30, 2018, respectively.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	June 29,	June 30,		June 29,	June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Provision (benefit) for income taxes	$29.3	$0.4	$28.9	$26.8	$(3.9)	$30.7
Effective tax rate	221.0%	3.0%		165.8%	(10.7)%

The effective tax rate for the three and six months ended June 29, 2019 increased from the prior periods primarily due to a change in our position related to the treatment of stock-based compensation within our intercompany cost-sharing arrangement. Due to the Ninth Circuit’s reversal of the Altera Corp v. Commissioner Tax Court decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. As such, we recognized incremental income tax expense of $28.1 million in the three months ended June 29, 2019 related to this change.

The effective tax rates for each of the periods presented differ from the U.S. federal statutory tax rates of 21% due to the aforementioned impact of the Altera decision, the amount of income earned in foreign jurisdictions where the tax rate may be higher or lower than the federal statutory tax rate, and other permanent items including research and development tax credits.

Business Outlook

The following represents our business outlook for the third quarter of fiscal 2019.

Income Statement Item	Estimate

Revenues	$213 million to $223 million

Gross margin	60.0%

Operating expenses	$112 million

Effective tax rate	10.5%

Diluted earnings per share	$0.29 to $0.39

Liquidity and Capital Resources

Our principal sources of liquidity as of June 29, 2019 consisted of $641.8 million in cash, cash equivalents and short-term investments, of which approximately $530.2 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government securities and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $71.4 million during the six months ended June 29, 2019, compared to net cash provided of $50.8 million during the six months ended June 30, 2018. Operating cash flows during the six months ended June 29, 2019 reflect our net loss of $10.6 million, adjustments of $85.9 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $3.9 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $72.3 million at June 29, 2019 from $73.2 million at December 29, 2018. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 31 days at June 29, 2019 and December 29, 2018.

Inventory decreased to $73.9 million at June 29, 2019 from $75.0 million at December 29, 2018. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 83 days at June 29, 2019 and 79 days at December 29, 2018.

Investing Activities

Net cash used in investing activities was $44.7 million during the six months ended June 29, 2019, compared to net cash used of $110.0 million during the six months ended June 30, 2018. The decrease in cash outflows was principally due to a net payment of $239.7 million for the acquisition of the Z-Wave business from Sigma Designs in the prior period, offset by a decrease of $179.7 million in net sales and maturities of marketable securities in the current period.

We anticipate capital expenditures of approximately $18 to $20 million for fiscal 2019. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $34.1 million during the six months ended June 29, 2019, compared to net cash used of $15.2 million during the six months ended June 30, 2018. The increase in cash outflows was principally due to an increase of $23.3 million for repurchases of our common stock. In October 2018, the Board of Directors increased the authorization amount of the existing share repurchase program from $100 million to $200 million and extended the termination date to December 2019.

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

Inventory valuation - We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates. In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than 12 months. We also adjust the valuation of inventory when its manufacturing cost exceeds the estimated selling price less costs of completion, disposal and transportation. We assess the potential for any unusual customer returns based on known quality or business issues and write-off inventory losses for scrap or non-saleable material. Inventory not otherwise identified to be written down is compared to an assessment of our 12-month forecasted demand. The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower or market conditions are worse than originally projected, additional inventory write-downs may be required.

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

Acquired intangible assets - When we acquire a business, a portion of the purchase price is typically allocated to identifiable intangible assets, such as acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize intangible assets with finite lives over their expected useful lives. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to our results of operations.

Revenue recognition - We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In order to achieve this core principle, we apply a five-step process. As part of this process, we analyze the performance obligations in a customer contract and estimate the consideration we expect to receive. The evaluation of performance obligations requires that we identify the promised goods and services in the contract. For contracts that contain more than one promised good and service, we then must determine whether the promises are capable of being distinct and if they are separately identifiable from other promises in the contract. Additionally, for our sales to distributors, we must estimate the impact that price adjustments and rights of return will have on consideration. We make these estimates based on available information, including recent sales activity and pricing data. If our evaluation of performance obligations is incorrect, we may recognize revenue sooner or later than is appropriate. If our estimates of consideration are inaccurate, we may recognize too much or too little revenue in a period.

Stock-based compensation — We recognize the fair-value of stock-based compensation transactions in the Consolidated Statements of Operations. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance awards is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and employee stock purchase plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 12, Stock-Based Compensation, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of June 29, 2019 would decrease our future annual interest income by approximately $5.9 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of June 29, 2019. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of June 29, 2019, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 29, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting

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

We have developed and implemented a plan to enhance the design and operating effectiveness of our internal controls over financial reporting, including maintaining sufficient contemporaneous documentation of management review controls over assumptions used in the valuation of acquired intangible assets and related recording of goodwill. Our remediation plan includes the implementation of procedures that will require enhanced documentation on the use of assumptions in business combinations and additional training. The implementation and related documentation of these internal controls were completed during the fiscal quarter ended June 29, 2019. Accordingly, management concluded that this material weakness was remediated as of June 29, 2019.

Changes in Internal Control over Financial Reporting

Other than remediation of the material weakness referenced above, there was no change in our internal controls during the fiscal quarter ended June 29, 2019 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is provided in Note 9, Commitments and Contingencies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.

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

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our revenues and operating results, including:

●	The timing and volume of orders received from our customers;

●	The timeliness of our new product introductions and the rate at which our new products may cannibalize our older products;

●	The rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as “design wins”;

●	The time lag and realization rate between “design wins” and production orders;

●	The demand for, and life cycles of, the products incorporating our mixed-signal solutions;

●	The rate of adoption of mixed-signal products in the markets we target;

●	Deferrals or reductions of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of mixed-signal ICs;

●	Changes in product mix;

●	The average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing;

●	The average selling prices for our products generally decline over time;

●	Changes in market standards;

●	Impairment charges related to inventory, equipment or other long-lived assets;

●	The software used in our products, including software provided by third parties, may not meet the needs of our customers;

●	Our customers may not be able to obtain other components such as capacitors (which are currently in short supply) that they need to incorporate in conjunction with our products, leading to potential downturn in the demand for our products;

●	Significant legal costs to defend our intellectual property rights or respond to claims against us; and

●	The rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

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

●	Requirements of customers;

●	Accurate prediction of market and technical requirements;

●	Timely completion and introduction of new designs;

●	Timely qualification and certification of our products for use in our customers’ products;

●	Commercial acceptance and volume production of the products into which our ICs will be incorporated;

●	Availability of foundry, assembly and test capacity;

●	Achievement of high manufacturing yields;

●	Quality, price, performance, power use and size of our products;

●	Availability, quality, price and performance of competing products and technologies;

●	Our customer service, application support capabilities and responsiveness;

●	Successful development of our relationships with existing and potential customers;

●	Technology, industry standards or end-user preferences; and

●	Cooperation of third-party software providers and our semiconductor vendors to support our chips within a system.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended June 29, 2019 was $125.4 million, or 31.8% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Given the unpredictable nature of litigation and the complexity of the technology, we may not prevail in any such litigation. Legal proceedings could subject us to significant liability, invalidate our proprietary rights, or harm our businesses and our ability to compete. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome or merit, could be time-consuming and expensive to resolve and could divert our management’s time and attention. Intellectual property litigation also could force us to take specific actions, including:

●	Cease using, selling or manufacturing certain products, services or processes;

●	Attempt to obtain a license, which license may require the payment of substantial royalties or may not be available on reasonable terms or at all;

●	Incur significant costs, time delays and lost business opportunities to develop alternative technologies or redesign products; or

●	Pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

Any acquisitions we make could disrupt our business and harm our financial condition

As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. The acquisitions that we have made and may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

●	Problems integrating the acquired operations, technologies or products with our existing business and products;

●	Diversion of management’s time and attention from our core business;

●	Need for financial resources above our planned investment levels;

●	Difficulties in retaining business relationships with suppliers and customers of the acquired company;

●	Risks associated with entering markets in which we lack prior experience;

●	Risks associated with the transfer of licenses of intellectual property;

●	Increased operating costs due to acquired overhead;

●	Tax issues associated with acquisitions;

●	Acquisition-related disputes, including disputes over earn-outs and escrows;

●	Potential loss of key employees of the acquired company; and

●	Potential impairment of related goodwill and intangible assets.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended June 29, 2019, 72% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly. Because we consolidated our distribution relationships to a single global distributor, Arrow Electronics, in fiscal 2018, termination of the relationship with Arrow Electronics, either by us or by Arrow Electronics, could result in a temporary or permanent loss of revenue. If Arrow Electronics fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Arrow Electronics, we may not be able to find a distributor with the scale and resources of Arrow Electronics, maintain existing levels of international revenue or realize expected long-term international revenue growth. We may not be successful in finding suitable alternative global distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the six months ended June 29, 2019, our ten largest customers accounted for 22% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

●	We do not have material long-term purchase contracts with our customers;

●	Substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

●	Some of our customers may have efforts underway to actively diversify their vendor base which could reduce purchases of our products; and

●	Some of our customers have developed or acquired products that compete directly with products these customers purchase from us, which could affect our customers’ purchasing decisions in the future.

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

There are significant risks associated with relying on these third-party foundries and subcontractors, including:

●	Failure by us, our customers or their end customers to qualify a selected supplier;

●	Potential insolvency of the third-party subcontractors;

●	Reduced control over delivery schedules and quality;

●	Limited warranties on wafers or products supplied to us;

●	Potential increases in prices or payments in advance for capacity;

●	Increased need for international-based supply, logistics and financial management;

●	Their inability to supply or support new or changing packaging technologies; and

●	Low test yields.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the six months ended June 29, 2019, the percentage of our revenues derived from outside of the United States was 86% (and the revenue associated with end customers in China was 22%, and revenue attributed to China based on shipped-to location was 40%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

●	Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;

●	Protectionist laws and business practices, including trade restrictions, tariffs, quotas and other trade barriers, including China-U.S. trade policies and the potential effects of Brexit;

●	Difficulties related to the protection of our intellectual property rights in some countries;

●	Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act;

●	Longer sales cycles;

●	Greater difficulty in accounts receivable collection and longer collection periods;

●	High levels of distributor inventory subject to price protection and rights of return to us;

●	Political and economic instability;

●	Greater difficulty in hiring and retaining qualified personnel; and

●	The need to have business and operations systems that can meet the needs of our international business and operating structure.

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

We have recently had a material weakness in our internal control over financial reporting and if we are unable to implement and maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide an unqualified report thereon, we could be materially adversely effected

We identified a material weakness that existed as of the end of our fiscal 2018 regarding our internal controls over business combinations, primarily the maintenance of sufficient contemporaneous documentation of management review controls over assumptions used in the valuation of acquired intangible assets and related recording of goodwill. As a result of this material weakness, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 29, 2018.

This material weakness has been remediated. However, should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with Securities and Exchange Commission rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.

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

We are subject to risks relating to product concentration

We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products, is therefore, critical to our future success. In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:

●	A decline in demand for any of our more significant products;

●	Failure of our products to achieve continued market acceptance;

●	Competitive products;

●	New technological standards or changes to existing standards that we are unable to address with our products;

●	A failure to release new products or enhanced versions of our existing products on a timely basis; and

●	The failure of our new products to achieve market acceptance.

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

Any dispositions could harm our financial condition

Any disposition of a product line would entail a number of risks that could materially and adversely affect our business and operating results, including:

●	Diversion of management’s time and attention from our core business;

●	Difficulties separating the divested business;

●	Risks to relations with customers who previously purchased products from our disposed product line;

●	Reduced leverage with suppliers due to reduced aggregate volume;

●	Risks related to employee relations;

●	Risks associated with the transfer and licensing of intellectual property;

●	Security risks and other liabilities related to the transition services provided in connection with the disposition;

●	Tax issues associated with dispositions; and

●	Disposition-related disputes, including disputes over earn-outs and escrows.

Our stock price may be volatile

The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors:

●	Actual or anticipated fluctuations in our operating results;

●	Changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

●	Changes in market valuations of other technology companies, particularly semiconductor companies;

●	Announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	Introduction of technologies or product enhancements that reduce the need for our products;

●	The loss of, or decrease in sales to, one or more key customers;

●	A large sale of stock by a significant shareholder;

●	Dilution from the issuance of our stock in connection with acquisitions;

●	The addition or removal of our stock to or from a stock index fund;

●	Departures of key personnel;

●	The required expensing of stock awards; and

●	The required changes in our reported revenue and revenue recognition accounting policy under ASC Topic 606, Revenue from Contracts with Customers.

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

We have limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share

Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our competitors may also offer bundled solutions offering a more complete product despite the technical merits or advantages of our products. These competitors may elect not to support our products which could complicate our sales efforts. We also face increased competition as a result of China actively promoting its domestic semiconductor industry through policy changes and investment. These actions, as well as China-U.S. trade barriers, may restrict our participation in the China market or may prevent us from competing effectively with Chinese companies or companies from other countries that China favors over the United States. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross profit and/or decrease our market share.

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

●	The division of our Board of Directors into three classes to be elected on a staggered basis, one class each year;

●	The ability of our Board of Directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;

●	A prohibition on stockholder action by written consent;

●	Elimination of the right of stockholders to call a special meeting of stockholders;

●	A requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders; and

●	A requirement that a supermajority vote be obtained to amend or repeal certain provisions of our certificate of incorporation.

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

The following table summarizes repurchases of our common stock during the three months ended June 29, 2019 (in thousands, except per share amounts):

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total	Average	Part of Publicly	Shares that May
	Number of	Price	Announced	Yet Be Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
March 31, 2019 — April 27, 2019	—	$—	—	$145,733

April 28, 2019 — May 25, 2019	—	$—	—	$145,733

May 26, 2019 — June 29, 2019	124	$94.23	124	$134,023
Total	124	$94.23	124

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

3.2*	Fourth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Form 8-K filed on January 27, 2017).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

July 24, 2019	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

July 24, 2019	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)