Form 10-Q
period 2019-09-28
SILICON LABORATORIES INC.
filed 2019-10-23
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

or

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

As of October 15, 2019, 43,373,269 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 28,	December 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$237,056	$197,043
Short-term investments	457,879	416,779
Accounts receivable, net	76,169	73,194
Inventories	71,453	74,972
Prepaid expenses and other current assets	52,609	64,650
Total current assets	895,166	826,638
Property and equipment, net	136,601	139,049
Goodwill	397,344	397,344
Other intangible assets, net	140,941	170,832
Other assets, net	67,126	90,491
Total assets	$1,637,178	$1,624,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,724	$41,171
Deferred revenue and returns liability	21,827	22,494
Other current liabilities	71,485	81,180
Total current liabilities	132,036	144,845
Convertible debt	364,802	354,771
Other non-current liabilities	56,586	57,448
Total liabilities	553,424	557,064
Commitments and contingencies
Stockholders' equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 43,373 and 43,088 shares issued and outstanding at September 28, 2019 and December 29, 2018, respectively	4	4
Additional paid-in capital	112,251	107,517
Retained earnings	970,893	961,343
Accumulated other comprehensive income (loss)	606	(1,574)
Total stockholders’ equity	1,083,754	1,067,290
Total liabilities and stockholders’ equity	$1,637,178	$1,624,354

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Revenues	$223,294	$230,243	$618,116	$652,733
Cost of revenues	89,204	94,616	241,103	261,577
Gross profit	134,090	135,627	377,013	391,156
Operating expenses:
Research and development	62,552	61,091	187,974	175,414
Selling, general and administrative	47,718	49,406	145,571	148,896
Operating expenses	110,270	110,497	333,545	324,310
Operating income	23,820	25,130	43,468	66,846
Other income (expense):
Interest income and other, net	3,172	2,109	9,691	6,920
Interest expense	(5,126)	(4,932)	(15,128)	(14,703)
Income before income taxes	21,866	22,307	38,031	59,063
Provision (benefit) for income taxes	1,685	(5,454)	28,481	(9,383)

Net income	$20,181	$27,761	$9,550	$68,446

Earnings per share:
Basic	$0.47	$0.64	$0.22	$1.59
Diluted	$0.45	$0.63	$0.22	$1.55

Weighted-average common shares outstanding:
Basic	43,358	43,256	43,311	43,177
Diluted	44,634	44,194	44,120	44,135

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net income	$20,181	$27,761	$9,550	$68,446

Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	106	237	2,738	(126)
Reclassification for (gains) losses included in net income	(188)	—	(188)	49
Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	(451)	3	(395)	(418)
Reclassification for losses included in net income	174	131	605	164
Other comprehensive income (loss), before tax	(359)	371	2,760	(331)

Provision (benefit) for income taxes	(75)	78	580	(71)

Other comprehensive income (loss)	(284)	293	2,180	(260)

Comprehensive income	$19,897	$28,054	$11,730	$68,186

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended September 28, 2019	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of June 29, 2019	43,344	$4	$99,665	$950,712	$890	$1,051,271
Net income	—	—	—	20,181	—	20,181
Other comprehensive income (loss)	—	—	—	—	(284)	(284)
Stock issuances, net of shares withheld for taxes	29	—	(1,185)	—	—	(1,185)
Repurchases of common stock	—	—	—	—	—	—
Stock-based compensation	—	—	13,771	—	—	13,771
Balance as of September 28, 2019	43,373	$4	$112,251	$970,893	$606	$1,083,754

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended September 29, 2018	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of June 30, 2018	43,350	$4	$111,984	$918,440	$(1,960)	$1,028,468
Net income	—	—	—	27,761	—	27,761
Other comprehensive income (loss)	—	—	—	—	293	293
Stock issuances, net of shares withheld for taxes	18	—	(518)	—	—	(518)
Repurchases of common stock	(221)	—	(20,876)	—	—	(20,876)
Stock-based compensation	—	—	12,579	—	—	12,579
Balance as of September 29, 2018	43,147	$4	$103,169	$946,201	$(1,667)	$1,047,707

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Nine Months Ended September 28, 2019	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 29, 2018	43,088	$4	$107,517	$961,343	$(1,574)	$1,067,290
Net income	—	—	—	9,550	—	9,550
Other comprehensive income (loss)	—	—	—	—	2,180	2,180
Stock issuances, net of shares withheld for taxes	586	—	(8,585)	—	—	(8,585)
Repurchases of common stock	(301)	—	(26,716)	—	—	(26,716)
Stock-based compensation	--	—	40,035	—	—	40,035
Balance as of September 28, 2019	43,373	$4	$112,251	$970,893	$606	$1,083,754

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Nine Months Ended September 29, 2018	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 30, 2017	42,707	$4	$102,862	$851,307	$(1,157)	$953,016
Cumulative effect of adoption of accounting standard	—	—	—	26,448	(250)	26,198
Net income	—	—	—	68,446	—	68,446
Other comprehensive income (loss)	—	—	—	—	(260)	(260)
Stock issuances, net of shares withheld for taxes	697	—	(12,342)	—	—	(12,342)
Repurchases of common stock	(257)	—	(24,272)	—	—	(24,272)
Stock-based compensation	—	—	36,921	—	—	36,921
Balance as of September 29, 2018	43,147	$4	$103,169	$946,201	$(1,667)	$1,047,707

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2019	2018
Operating Activities
Net income	$9,550	$68,446
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	12,675	11,781
Amortization of other intangible assets and other assets	29,891	33,322
Amortization of debt discount and debt issuance costs	10,031	9,578
Stock-based compensation expense	40,042	36,893
Deferred income taxes	24,531	(2,994)
Changes in operating assets and liabilities:
Accounts receivable	(2,975)	2,518
Inventories	3,512	5,066
Prepaid expenses and other assets	23,401	6,349
Accounts payable	6,419	8,675
Other current liabilities and income taxes	(15,602)	(23,814)
Deferred income, deferred revenue and returns liability	(667)	(2,816)
Other non-current liabilities	(5,957)	(7,878)
Net cash provided by operating activities	134,851	145,126

Investing Activities
Purchases of available-for-sale investments	(306,645)	(253,973)
Sales and maturities of available-for-sale investments	268,140	371,885
Purchases of property and equipment	(12,773)	(18,267)
Purchases of other assets	(7,132)	(9,088)
Acquisition of business, net of cash acquired	—	(239,729)
Net cash used in investing activities	(58,410)	(149,172)

Financing Activities
Payment of debt issuance costs	(1,127)	—
Repurchases of common stock	(26,716)	(24,272)
Payment of taxes withheld for vested stock awards	(15,693)	(18,927)
Proceeds from the issuance of common stock	7,108	6,585
Payment of acquisition-related contingent consideration	—	(3,380)
Net cash used in financing activities	(36,428)	(39,994)

Increase (decrease) in cash and cash equivalents	40,013	(44,040)
Cash and cash equivalents at beginning of period	197,043	269,366
Cash and cash equivalents at end of period	$237,056	$225,326

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at September 28, 2019 and December 29, 2018, the condensed consolidated results of its operations for the three and nine months ended September 28, 2019 and September 29, 2018, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2019 and September 29, 2018, the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 28, 2019 and September 29, 2018, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2019 and September 29, 2018. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended September 28, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net income	$20,181	$27,761	$9,550	$68,446

Shares used in computing basic earnings per share	43,358	43,256	43,311	43,177

Effect of dilutive securities:
Stock-based awards and convertible debt	1,276	938	809	958
Shares used in computing diluted earnings per share	44,634	44,194	44,120	44,135

Earnings per share:
Basic	$0.47	$0.64	$0.22	$1.59
Diluted	$0.45	$0.63	$0.22	$1.55

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For the three months ended September 28, 2019 and September 29, 2018 and the nine months ended September 28, 2019 and September 29, 2018, approximately 0.6 million, 0.2 million, 0.3 million and 0.2 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements
	at September 28, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$128,072	$—	$—	$128,072
Corporate debt securities	—	5,291	—	5,291
Total cash equivalents	$128,072	$5,291	$—	$133,363

Short-term investments:
Government debt securities	$80,686	$78,739	$—	$159,425
Corporate debt securities	—	298,454	—	298,454
Total short-term investments	$80,686	$377,193	$—	$457,879

Other assets, net:
Auction rate securities	$—	$—	$5,715	$5,715
Total	$—	$—	$5,715	$5,715

Total	$208,758	$382,484	$5,715	$596,957

	Fair Value Measurements
	at December 29, 2018 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$74,990	$—	$—	$74,990
Corporate debt securities	—	18,820	—	18,820
Government debt securities	9,338	—	—	9,338
Total cash equivalents	$84,328	$18,820	$—	$103,148

Short-term investments:
Government debt securities	$48,141	$99,211	$—	$147,352
Corporate debt securities	—	269,427	—	269,427
Total short-term investments	$48,141	$368,638	$—	$416,779

Other assets, net:
Auction rate securities	$—	$—	$5,759	$5,759
Total	$—	$—	$5,759	$5,759

Total	$132,469	$387,458	$5,759	$525,686

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

Available-for-sale investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at September 28, 2019 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$408,664	$409,445
Due after one year through ten years	176,798	177,497
Due after ten years	10,300	10,015
	$595,762	$596,957

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 28, 2019	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$23,804	$(30)	$20,922	$(35)	$44,726	$(65)
Corporate debt securities	56,374	(100)	8,555	(2)	64,929	(102)
Auction rate securities	—	—	5,715	(285)	5,715	(285)
	$80,178	$(130)	$35,192	$(322)	$115,370	$(452)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 29, 2018	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$13,278	$(10)	$88,696	$(583)	$101,974	$(593)
Corporate debt securities	112,699	(273)	76,310	(448)	189,009	(721)
Auction rate securities	—	—	5,759	(241)	5,759	(241)
	$125,977	$(283)	$170,765	$(1,272)	$296,742	$(1,555)

The gross unrealized losses as of September 28, 2019 and December 29, 2018 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of September 28, 2019, the Company has determined that no other-than-temporary impairment losses existed.

At September 28, 2019 and December 29, 2018, there were no material unrealized gains associated with the Company's available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
September 28, 2019
(000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,715	Discounted cash flow	Estimated yield	3.59%

		Expected holding period	10 years

		Estimated discount rate	2.67%

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

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended September 28, 2019 (in thousands):

Assets

	Three Months	Nine Months
Auction Rate Securities	Ended	Ended
Beginning balance	$5,647	$5,759
Gain (loss) included in other comprehensive income (loss)	68	(44)
Balance at September 28, 2019	$5,715	$5,715

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of September 28, 2019 and December 29, 2018, the fair value of the convertible senior notes was $518.7 million and $419.0 million, respectively.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of September 28, 2019, the contracts had maturities of one to eleven months and an aggregate notional value of $7.2 million. Losses expected to be reclassified into earnings in the next 12 months were not material. The fair value of the contracts, contract losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.

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

As of September 28, 2019, the Company held one foreign currency forward contract denominated in Singapore Dollars with a notional value of $5.7 million. The fair value of the contract and contract losses recognized in income were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	September 28,	December 29,
	2019	2018
Work in progress	$49,490	$50,983
Finished goods	21,963	23,989
	$71,453	$74,972

6. Acquisitions

Z-Wave

On April 18, 2018, the Company completed the acquisition of the Z-Wave business from Sigma Designs, Inc. for $243 million in cash. Z-Wave is an Internet of Things (IoT) technology for smart home solutions. This strategic acquisition expanded the Company's IoT connectivity portfolio in the connected home and security market, while further scaling the Company's engineering team.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The carrying amount of the Notes consisted of the following (in thousands):

	September 28,	December 29,
	2019	2018
Liability component
Principal	$400,000	$400,000
Unamortized debt discount	(30,582)	(39,298)
Unamortized debt issuance costs	(4,616)	(5,931)
Net carrying amount	$364,802	$354,771

Equity component
Net carrying amount	$57,735	$57,735

The liability component of the Notes is recorded in convertible debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of September 28, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 2.4 years.

Interest expense related to the Notes was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Contractual interest expense	$1,360	$1,360	$4,110	$4,125
Amortization of debt discount	2,930	2,801	8,716	8,322
Amortization of debt issuance costs	442	423	1,315	1,256
	$4,732	$4,584	$14,141	$13,703

Credit Facility

On August 7, 2019, the Company and certain of its domestic subsidiaries (the “Guarantors”) amended its existing credit agreement. The amended agreement (the “Credit Facility”) consists of a $400 million revolving credit facility with a maturity date of August 7, 2024. The Credit Facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company also has an option to increase the size of the borrowing capacity by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio (funded debt secured by assets/EBITDA) to exceed 3.25 to 1.00, subject to certain conditions.

The revolving credit facility, other than swingline loans, will bear interest at the Eurodollar rate plus an applicable margin or, at the option of the Company, a base rate (defined as the highest of the Wells Fargo prime rate, the Federal Funds rate plus 0.50% and the Eurodollar Base Rate plus 1.00%) plus an applicable margin. Swingline loans accrue interest at the base rate plus the applicable margin for base rate loans. The applicable margins for the Eurodollar rate loans range from 1.00% to 1.75% and for base rate loans range from 0.00% to 0.75%, depending in each case, on the leverage ratio as defined in the Credit Facility.

The Credit Facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of September 28, 2019, the Company was in compliance with all covenants of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

8. Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2027. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Lease costs under operating leases were $1.4 million and $4.4 million during the three and nine months ended September 28, 2019, respectively.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Supplemental Lease Information

September 28,
Balance Sheet Information (in thousands)	2019
Operating lease right-of-use assets	$17,276
Operating lease liabilities	$18,465

Nine Months
Ended
September 28,
Cash Flow Information (in thousands)	2019
Cash paid for operating lease liabilities	$4,563
Right-of-use assets obtained in exchange for operating lease obligations	$2,488

September 28,
Operating Lease Information	2019
Weighted-average remaining lease term	4.7 years
Weighted-average discount rate	5.25%

The maturities of operating lease liabilities as of September 28, 2019 were as follows (in thousands):

Fiscal Year
2019	$1,457
2020	5,419
2021	4,368
2022	3,668
2023	3,042
Thereafter	3,770
Total lease payments	21,724
Less imputed interest	(3,259)
Total lease liabilities	$18,465

9. Commitments and Contingencies

Legal Proceedings

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

10. Stockholders’ Equity

Common Stock

The Company issued 0.6 million shares of common stock during the nine months ended September 28, 2019.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Share Repurchase Program

The Company's existing share repurchase program has an authorization amount of $200 million and a termination date of December 2019. In October 2019, the Board of Directors extended the termination date of the program to December 2020. This program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.3 million shares and 0.3 million shares of its common stock for $26.7 million and $24.3 million during the nine months ended September 28, 2019 and September 29, 2018, respectively. These shares were retired upon repurchase.

Reclassifications From Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
Reclassification	2019	2018	2019	2018
Gains (losses) on available-for-sales securities to:
Interest income and other, net	$188	$—	$188	$(49)
Losses on cash flow hedges to:
Operating expenses	(174)	(131)	(605)	(164)
	14	(131)	(417)	(213)
Income tax expense (benefit)	(3)	28	88	45

Total reclassifications	$11	$(103)	$(329)	$(168)

11. Revenues

The Company groups its revenues into four categories, based on the markets and applications in which its products may be used. The following disaggregates the Company's revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Internet of Things	$129,403	$125,390	$360,488	$344,504
Infrastructure	45,150	52,554	134,824	153,494
Broadcast	34,100	36,081	86,695	106,318
Access	14,641	16,218	36,109	48,417
	$223,294	$230,243	$618,116	$652,733

A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended September 28, 2019 and September 29, 2018 and the nine months ended September 28, 2019 and September 29, 2018, the Company recognized revenue of $14.1 million, $15.5 million, $16.9 million and $23.9 million, respectively, from performance obligations that were satisfied in previous reporting periods.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following disaggregates the Company's revenue by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Distributors	$163,556	$166,082	$448,864	$470,385
Direct customers	59,738	64,161	169,252	182,348
	$223,294	$230,243	$618,116	$652,733

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Cost of revenues	$344	$324	$989	$914
Research and development	6,474	6,016	19,030	17,454
Selling, general and administrative	6,970	6,242	20,023	18,525
	13,788	12,582	40,042	36,893
Income tax benefit	817	619	1,951	7,515
	$12,971	$11,963	$38,091	$29,378

The decrease in income tax benefit during the nine months ended September 28, 2019 was primarily due to a change in our position related to the treatment of stock-based compensation within our intercompany cost-sharing arrangement. See Note 13, Income Taxes, to the Condensed Consolidated Financial Statements for additional information. The Company had approximately $69.1 million of total unrecognized compensation costs related to granted stock options and awards as of September 28, 2019 that are expected to be recognized over a weighted-average period of approximately 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $1.7 million and $(5.5) million for the three months ended September 28, 2019 and September 29, 2018, resulting in effective tax rates of 7.7% and (24.4)%, respectively. Income tax expense (benefit) was $28.5 million and $(9.4) million for the nine months ended September 28, 2019 and September 29, 2018, resulting in effective tax rates of 74.9% and (15.9)%, respectively. The effective tax rate for the three months ended September 28, 2019 increased from the prior period as a result of a discrete benefit recorded under Staff Accounting Bulletin (“SAB”) No. 118 in the prior period revising the Company’s initial estimate of Transition Tax as a result of the Tax Cuts and Jobs Act. The effective tax rate for the nine months ended September 28, 2019 increased from the prior period primarily due to a change in the Company’s financial statement position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, the Company no longer reflects a tax benefit within its financial statements related to the removal of stock-based compensation from its intercompany cost-sharing arrangement. During the three months ended June 29, 2019, the Company removed the deferred tax assets and a deferred tax liability associated with this matter from its financial statements, resulting in a discrete income tax expense of $28.1 million. The Company will continue to monitor ongoing developments in this matter and potential impacts to its financial statements.

Uncertain Tax Positions

As of September 28, 2019, the Company had gross unrecognized tax benefits, inclusive of interest, of $2.4 million of which $1.9 million would affect the effective tax rate if recognized. During the nine months ended September 28, 2019, the Company released $0.2 million of unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013, 2014, 2015 and 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately $15.6 million additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2019 will have 52 weeks and fiscal 2018 had 52 weeks. Our third quarter of fiscal 2019 ended September 28, 2019. Our third quarter of fiscal 2018 ended September 29, 2018.

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

Current Period Highlights

Revenues decreased $6.9 million in the recent quarter compared to the third quarter of fiscal 2018, primarily due to decreased revenues from our Infrastructure, Broadcast and Access products offset by increased revenues from our IoT products. Gross profit decreased $1.5 million during the same period due primarily to decreased product sales. Gross margin increased to 60.1% in the recent quarter compared to 58.9% in the third quarter of fiscal 2018 primarily due to the prior year fair value write-up associated with acquired inventory, offset in part by a decrease resulting from variations in product mix. Operating expenses decreased by $0.2 million in the recent quarter compared to the third quarter of fiscal 2018 due primarily to decreased amortization of intangible assets and promotional and marketing expenses, offset in part by increased personnel-related expenses. Operating income in the recent quarter was $23.8 million compared to $25.1 million in the third quarter of fiscal 2018.

We ended the third quarter with $694.9 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $134.9 million during the recent nine-month period. Accounts receivable was $76.2 million at September 28, 2019, representing 31 days sales outstanding (DSO). Inventory was $71.5 million at September 28, 2019, representing 72 days of inventory (DOI). In the first nine months of 2019, we repurchased 0.3 million shares of our common stock for $26.7 million.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. In the first nine months of fiscal 2019, we introduced new highly integrated Wireless Gecko modules that streamline secure IoT product design; a portfolio of automotive grade timing solutions designed to meet the demanding clocking needs of in-vehicle systems; robust isolated smart switches designed to drive loads in harsh industrial environments; hybrid software-defined radio (SDR) tuners supporting global digital radio standards with a common platform; 5G-ready jitter attenuators with new device options featuring a fully integrated crystal; the next generation of our Wireless Gecko platform, Series 2, designed to make IoT products more powerful, efficient and reliable; a portfolio of timing solutions that provide superior jitter performance and meet the latest generation PCI Express® (PCIe®) 5.0 specification; isolation products designed to provide precise current and voltage measurement with very low temperature drift; new Bluetooth® software for our Wireless Gecko portfolio that increases location services accuracy; and Wi-Fi® modules and transceivers that cut power consumption for IoT applications. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the nine months ended September 28, 2019, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the nine months ended September 28, 2019. There were no contract manufacturers that accounted for more than 10% of our revenues during the nine months ended September 28, 2019.

The percentage of our revenues derived from outside of the United States was 87% during the nine months ended September 28, 2019. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.9	41.1	39.0	40.1
Gross margin	60.1	58.9	61.0	59.9

Operating expenses:
Research and development	28.0	26.5	30.4	26.9
Selling, general and administrative	21.4	21.5	23.6	22.8
Operating expenses	49.4	48.0	54.0	49.7

Operating income	10.7	10.9	7.0	10.2

Other income (expense):
Interest income and other, net	1.4	0.9	1.6	1.1
Interest expense	(2.3)	(2.1)	(2.5)	(2.2)
Income before income taxes	9.8	9.7	6.1	9.1
Provision (benefit) for income taxes	0.8	(2.4)	4.6	(1.4)
Net income	9.0%	12.1%	1.5%	10.5%

Revenues

	Three Months Ended				Nine Months Ended
	September 28,	September 29,		%	September 28,	September 29,		%
(in millions)	2019	2018	Change	Change	2019	2018	Change	Change
Internet of Things	$129.4	$125.3	$4.1	3.2%	$360.5	$344.5	$16.0	4.6%
Infrastructure	45.2	52.6	(7.4)	(14.1)%	134.8	153.5	(18.7)	(12.2)%
Broadcast	34.1	36.1	(2.0)	(5.5)%	86.7	106.3	(19.6)	(18.5)%
Access	14.6	16.2	(1.6)	(9.7)%	36.1	48.4	(12.3)	(25.4)%
	$223.3	$230.2	$(6.9)	(3.0)%	$618.1	$652.7	$(34.6)	(5.3)%

The change in revenues in the recent three month period was due primarily to:

●	Increased revenues of $4.1 million for our IoT products, due primarily to increased demand for our wireless products offset by decreased demand for our MCU products.

●	Decreased revenues of $7.4 million for our Infrastructure products, due primarily to decreased demand for our timing and isolation products.

●	Decreased revenues of $2.0 million for Broadcast products, due primarily to decreases in the demand for our automotive broadcast products.

●	Decreased revenues of $1.6 million for our Access products, due primarily to decreased demand for our products and decreases in the market for such products.

The change in revenues in the recent nine month period was due primarily to:

●	Increased revenues of $16.0 million for our IoT products, due primarily to the addition of revenues from an acquisition and increased demand for our wireless products offset by decreased demand for our MCU products.

●	Decreased revenues of $18.7 million for our Infrastructure products, due primarily to decreased demand for our timing and isolation products.

●	Decreased revenues of $19.6 million for Broadcast products, due primarily to decreases in the demand and the market for our consumer broadcast products and decreased demand for our automotive broadcast products.

●	Decreased revenues of $12.3 million for our Access products, due primarily to decreased demand for our products and decreases in the market for such products.

Unit volumes of our products increased by 2.4% and average selling prices decreased by 5.3% compared to the three months ended September 29, 2018. Unit volumes of our products decreased by 7.6% and average selling prices increased by 2.3% compared to the nine months ended September 29, 2018. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 28,	September 29,		September 28,	September 29,
(in millions)	2019	2018	Change	2019	2018	Change
Gross profit	$134.1	$135.6	$(1.5)	$377.0	$391.2	$(14.2)
Gross margin	60.1%	58.9%	1.2%	61.0%	59.9%	1.1%

Gross profit decreased during the recent three and nine month periods due primarily to decreased product sales. The change in gross profit in the recent three month period was due to decreases in gross profit of $6.9 million for our Infrastructure products, $1.3 million for our Access products and $0.8 million for our Broadcast products, offset by an increase in gross profit of $7.5 million for our Internet of Things products. The change in gross profit in the recent nine month period was due to decreases in gross profit of $20.1 million for our Infrastructure products, $9.7 million for our Broadcast products and $7.4 million for our Access products, offset by an increase in gross profit of $23.0 million for our Internet of Things products. Gross profit in the prior year three and nine month periods included $4.0 million and $6.1 million, respectively, in acquisition-related charges for the fair value write-up associated with acquired inventory. Gross margin increased during the recent three and nine month periods primarily due to the impact of the prior year fair value write-up associated with acquired inventory. The increase in gross margin in the recent three month period was offset in part by a decrease in gross margin resulting from variations in product mix.

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

Research and Development

	Three Months Ended				Nine Months Ended
	September 28,	September 29,		%	September 28,	September 29,		%
(in millions)	2019	2018	Change	Change	2019	2018	Change	Change
Research and development	$62.6	$61.1	$1.5	2.4%	$188.0	$175.4	$12.6	7.2%
Percent of revenue	28.0%	26.5%			30.4%	26.9%

The increase in research and development expense in the three month period was primarily due to an increase of $2.4 million for personnel-related expenses, including costs associated with increased headcount, offset in part by a decrease of $0.9 million for the amortization of intangible assets. The increase in research and development expense in the nine month period was primarily due to an increase of $7.1 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, $2.8 million for the amortization of intangible assets, and $2.0 million for occupancy costs. We expect that research and development expense will increase in absolute dollars in the fourth quarter of fiscal 2019.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
	September 28,	September 29,		%	September 28,	September 29,		%
(in millions)	2019	2018	Change	Change	2019	2018	Change	Change
Selling, general and administrative	$47.7	$49.4	$(1.7)	(3.4)%	$145.6	$148.9	$(3.3)	(2.2)%
Percent of revenue	21.4%	21.5%			23.6%	22.8%

The decrease in selling, general and administrative expense in the three month period was primarily due to decreases of $0.7 million for the amortization of intangible assets, $0.6 million for personnel-related expenses and $0.4 million for promotional and marketing expenses. The decrease in selling, general and administrative expense in the nine month period was primarily due to decreases of $3.2 million for acquisition-related costs and $1.3 million for sales commissions. The decrease in selling, general and administrative in the nine month period was offset in part by an increase of $1.0 million for occupancy costs. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the fourth quarter of fiscal 2019.

Interest Income and Other, Net

Interest income and other, net for the three and nine months ended September 28, 2019 was $3.2 million and $9.7 million, respectively, compared to $2.1 million and $6.9 million for the three and nine months ended September 29, 2018, respectively.

Interest Expense

Interest expense for the three and nine months ended September 28, 2019 was relatively flat at $5.1 million and $15.1 million, respectively, compared to $4.9 million and $14.7 million for the three and nine months ended September 29, 2018, respectively.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	September 28,	September 29,		September 28,	September 29,
(in millions)	2019	2018	Change	2019	2018	Change
Provision (benefit) for income taxes	$1.7	$(5.5)	$7.2	$28.5	$(9.4)	$37.9
Effective tax rate	7.7%	(24.4)%		74.9%	(15.9)%

The effective tax rate for the three months ended September 28, 2019 increased from the prior period as a result of a discrete benefit recorded under Staff Accounting Bulletin (“SAB”) No. 118 in the prior period revising our initial estimate of Transition Tax as a result of the Tax Cuts and Jobs Act. The effective tax rate for the nine months ended September 28, 2019 increased from the prior period primarily due to a change in our financial statement position related to the treatment of stock-based compensation within our intercompany cost-sharing arrangement. Due to the Ninth Circuit’s reversal of the Altera Corp v. Commissioner Tax Court decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. As such, we recognized incremental, discrete income tax expense of $28.1 million in the three months ended June 29, 2019 related to this change.

The effective tax rates for each of the periods presented differ from the U.S. federal statutory tax rates of 21% due to the aforementioned impact of the Altera decision, the amount of income earned in foreign jurisdictions where the tax rate may be higher or lower than the federal statutory tax rate, and other permanent items including research and development tax credits.

Business Outlook

The following represents our business outlook for the fourth quarter of fiscal 2019.

Income Statement Item	Estimate

Revenues	$217 million to $227 million

Gross margin	60.3%

Operating expenses	$113 million

Effective tax rate	8.0%

Diluted earnings per share	$0.33 to $0.43

Liquidity and Capital Resources

Our principal sources of liquidity as of September 28, 2019 consisted of $694.9 million in cash, cash equivalents and short-term investments, of which approximately $554.2 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government securities and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $134.9 million during the nine months ended September 28, 2019, compared to net cash provided of $145.1 million during the nine months ended September 29, 2018. Operating cash flows during the nine months ended September 28, 2019 reflect our net income of $9.6 million, adjustments of $117.2 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $8.1 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $76.2 million at September 28, 2019 from $73.2 million at December 29, 2018. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 31 days at September 28, 2019 and December 29, 2018.

Inventory decreased to $71.5 million at September 28, 2019 from $75.0 million at December 29, 2018. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 72 days at September 28, 2019 and 79 days at December 29, 2018.

Investing Activities

Net cash used in investing activities was $58.4 million during the nine months ended September 28, 2019, compared to net cash used of $149.2 million during the nine months ended September 29, 2018. The decrease in cash outflows was principally due to a net payment of $239.7 million for the acquisition of the Z-Wave business from Sigma Designs in the prior period, offset by a decrease of $156.4 million in net sales and maturities of marketable securities in the current period.

We anticipate capital expenditures of approximately $15 to $17 million for fiscal 2019. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $36.4 million during the nine months ended September 28, 2019, compared to net cash used of $40.0 million during the nine months ended September 29, 2018. Our existing share repurchase program has an authorization amount of $200 million and a termination date of December 2019. In October 2019, the Board of Directors extended the termination date of the program to December 2020.

Our debt facilities include $400 million principal amount convertible senior notes (the “Notes”) and a $400 million revolving credit facility. The Notes bear interest semi-annually at a rate of 1.375% per year and will mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of September 28, 2019 would decrease our future annual interest income by approximately $6.3 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of September 28, 2019. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of September 28, 2019, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 28, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended September 28, 2019 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended September 28, 2019 was $188.0 million, or 30.4% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended September 28, 2019, 73% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly. Because we consolidated our distribution relationships to a single global distributor, Arrow Electronics, in fiscal 2018, termination of the relationship with Arrow Electronics, either by us or by Arrow Electronics, could result in a temporary or permanent loss of revenue. If Arrow Electronics fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Arrow Electronics, we may not be able to find a distributor with the scale and resources of Arrow Electronics, maintain existing levels of international revenue or realize expected long-term international revenue growth. We may not be successful in finding suitable alternative global distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers.

We depend on a limited number of customers for a significant portion of our revenues, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenues

The loss of any of our key customers, or a significant reduction in sales to any one of them, would significantly reduce our revenues and adversely affect our business. During the nine months ended September 28, 2019, our ten largest customers accounted for 22% of our revenues. Some of the markets for our products are dominated by a small number of potential customers. Therefore, our operating results in the foreseeable future will continue to depend on our ability to sell to these dominant customers, as well as the ability of these customers to sell products that incorporate our IC products. In the future, these customers may decide not to purchase our products at all, purchase fewer products than they did in the past or alter their purchasing patterns, particularly because:

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the nine months ended September 28, 2019, the percentage of our revenues derived from outside of the United States was 87% (and the revenue associated with end customers in China was 23%, and revenue attributed to China based on shipped-to location was 42%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

The following table summarizes repurchases of our common stock during the three months ended September 28, 2019 (in thousands, except per share amounts):

Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total	Average	Part of Publicly	Shares that May
	Number of	Price	Announced	Yet Be Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
June 30, 2019 — July 27, 2019	—	$—	—	$134,023

July 28, 2019 — August 24, 2019	—	$—	—	$134,023

August 25, 2019 — September 28, 2019	—	$—	—	$134,023
Total	—	$—	—

Our existing share repurchase program has an authorization amount of $200 million and a termination date of December 2019. In October 2019, the Board of Directors extended the termination date of the program to December 2020. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

10.1*

Third Amendment to Credit Agreement, dated August 7, 2019, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on August 7, 2019).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

October 23, 2019	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

October 23, 2019	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)