Form 10-K
period 2019-12-28
SILICON LABORATORIES INC.
filed 2020-01-29
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019) was approximately $4.4 billion (assuming, for this purpose, that only directors and officers are deemed affiliates).

There were 43,498,444 shares of the registrant's common stock issued and outstanding as of January 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Our primary semiconductor products are mixed-signal integrated circuits (ICs), which are electronic components that convert real-world analog signals into digital signals that electronic products can process. Our mixed-signal ICs leverage standard complementary metal oxide semiconductor (CMOS), a low cost, widely available process technology. Use of CMOS technology enables smaller, more cost-effective and energy-efficient solutions. Our expertise in analog-intensive, mixed-signal IC design in CMOS allows us to develop new and innovative products that are highly integrated, simplifying our customers’ designs and improving their time-to-market.

Industry Background

The pervasiveness of connectivity and mobile devices is driving semiconductor consumption. Intelligence is being added to electronic systems to enable Internet connectivity, power efficiency, monitoring our health, safety and consumption of precious resources and an improved user experience. This in turn is increasing the demand for bandwidth, requiring more infrastructure to support higher performance networks. The nearly ubiquitous availability of Internet access and the increasing intelligence of electronic devices and mobility are enabling what is called the Internet of Things, a term that describes the exponential increase in IP-enabled devices connected to the Internet.

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

Products

We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the IoT including connected home and security, industrial automation and control, smart metering, smart lighting, commercial building automation, consumer electronics, asset tracking and medical instrumentation. We are a supplier of wireless connectivity solutions for the IoT based on Zigbee®, sub-GHz proprietary technologies, Bluetooth®, Z-Wave®, Thread, and Wi-Fi®.

We provide a wide range of timing and isolation products for infrastructure applications including high-performance clocks and oscillators for networking equipment, data centers, servers and storage, wireless base stations, and automotive applications, as well as digital isolators and current sensors for industrial control and automation, power supplies, electric vehicles and battery management, solar inverters and motor control. We also provide broadcast products for applications such as TVs, set-top boxes and automotive infotainment systems, and access products including subscriber line interface circuits for voice over IP (VoIP), embedded modems, and Power over Ethernet (PoE) power source equipment and powered device ICs.

Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competing products into a single chip, chipset or system-on-chip (SoC). By doing so, we create products that, when compared to many competing products, offer the following benefits:

●	Require less printed circuit board (PCB) space;
●	Reduce the use of external components lowering the system cost and simplifying design;
●	Offer superior performance improving our customers’ end products;
●	Provide increased reliability and manufacturability, improving customer yields; and/or
●	Reduce system power requirements enabling smaller form factors and/or longer battery life.

We group our products into the following categories:

●	Internet of Things products, which include wireless, microcontroller (MCU) and sensor products;
●	Broadcast products, which include broadcast consumer and automotive products;
●	Infrastructure products, which include timing products (clocks and oscillators), and isolation devices; and
●	Access products, which include Voice over IP (VoIP) products, embedded modems and Power over Ethernet (PoE) devices.

The following table summarizes the diverse product areas and applications for the various products that we have introduced to customers:

Product Areas and Description	Applications
Internet of Things Products

Microcontrollers and Wireless Products

We offer a family of products ideally suited to ultra-low power IoT embedded systems that include energy friendly 8-bit mixed-signal microcontrollers, ultra-low power 32-bit microcontroller and wireless MCU connectivity solutions using the ARM® Cortex-M0+/M3/M4 and newer M33 cores. Single and multi-protocol SoC devices and modules provide flexible, highly integrated solutions designed to meet demanding requirements of IoT applications. Wireless protocols include Zigbee, sub-GHz proprietary, Bluetooth, Z-Wave, Thread and Wi-Fi technologies. Our EFM32™, EFM8™, 8051, wireless MCUs and wireless SoCs are supported by Simplicity Studio™, which provides one-click access to design tools, documentation, software and support resources. In-house protocol stacks and Micrium® real-time operating system (RTOS) help simplify software development for IoT developers by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities. The introduction of our Series 2 portfolio provides a greater focus on updatable device security which is becoming vital to the evolution and success of IoT. We bring enhanced capability to the industry protecting user data, system keys and manufacturer brands from malicious threats both hands-on and Internet-based. Our broad portfolio addresses a variety of target markets, including smart home, commercial (building automation and retail) and industrial (smart energy, factory automation, smart cities).

- Home automation /security systems - Industrial automation and control - Smart metering - Smart lighting - Commercial building automation - Consumer electronics - Asset tracking - Medical instrumentation

Sensors

Our sensor products include optical sensors (proximity, ambient light gestures and heart rate monitoring), as well as relative humidity (RH) / temperature sensors and Hall effect magnetic sensors. These devices leverage our mixed-signal capability to provide high accuracy, process technology to improve performance and lower power consumption than competing parts.

- Consumer health & fitness (wearables) - Smart home sensing - Industrial controls - Toys and consumer electronics - Monitors and lavatory controls - Consumer medical

Infrastructure Products

Timing Devices

Robust demand for bandwidth is driving the deployment of next-generation Internet infrastructure equipment to deliver higher speed, higher capacity and more flexible networks. This transition puts unique requirements on the clocks and oscillators used to provide timing and synchronization for the equipment responsible for switching, transporting, processing and storing network traffic. To meet this need, we provide low-jitter, frequency-flexible, mass-customizable timing solutions that accelerate development time, minimize cost and improve system reliability. Our high-performance “clock-tree-on-a-chip” products offer highly integrated single-chip IC solutions for clock synthesis and jitter attenuation, offering superior jitter performance and frequency flexibility for high data rate applications.

-  Optical networking

-  Telecommunications

-  Data center

-  Switches/routers

-  Industrial

-  Servers and storage

-  Mobile fronthaul and backhaul

-  Wireless base stations

-  Small cells

-  Broadcast video

-  Automotive

Product Areas and Description	Applications
Isolation Products

Our digital isolation techniques enable customers to deploy more energy efficient power solutions that meet isolation safety standards and solve difficult electronic noise issues. Systems such as data center servers, cellular base stations, uninterruptable power supplies and electric vehicles require increasingly energy efficient power solutions. Electric motors used in electric vehicles, pumps, HVAC compressors, fans and automated machinery need more sophisticated and efficient digital controls. Our isolation technology enables customers to address these demanding requirements. Products include multi-channel isolators, isolated drivers, isolated power converters and mixed-signal devices that simplify design, improve reliability, minimize noise emissions and reduce system cost

-  Industrial control and automation systems

-  Cloud, datacenter and telecom power supplies

-  Electric vehicle charging and battery management

-  Solar inverters

-  Hybrid / Electric automotive drive trains

-  High power audio

-  Test and measurement equipment

Broadcast Products

Broadcast Consumer

Our single-chip hybrid TV tuners leverage our proven digital low-IF architecture and support all major analog and digital TV standards, including NTSC, PAL/SECAM, ATSC 1.0/3.0, DVB-T2/T/C2/C, ISDB-T and DTMB, enabling TV makers worldwide to deliver improved picture quality and better reception for both analog and digital broadcasts. Our single-chip, low-power and high-performance single- and dual-channel digital video demodulators are ideal for customer premises equipment (CPE) receiving DVB-T/T2, DVB-S/S2/S2X, DVB-C/C2 and/or ISDB-T. Our AM/FM, HD Radio™ and DAB/DAB+ receivers deliver a complete radio solution, from antenna input to audio output, in a single chip. Our broadcast audio products are based on an innovative digital architecture enabling significant improvements in performance, which translates to a better consumer experience, while reducing system cost and board space for our customers.

-  Worldwide 4K/8K UHD TVs and smart TVs

-  Free-to-Air (FtA) or pay-TV set-top boxes

-  PVR/DVD/Blu-Ray/HDD video recorders

-  PC-TV applications

-  AM/FM clock radios

-  DAB digital radios

-  HD Radio digital radios

-  Home theater systems

-  Portable audio devices

-  MP3/digital media players

Broadcast Automotive

Our high-performance automotive infotainment solutions include hybrid Software Defined Radio (SDR) tuners, data receivers and digital radio coprocessors that improve the end user experience, reduce system cost, and support all major digital radio standards, including DAB/DAB+, HD Radio and DRM. Our scalable architecture enables automotive infotainment system suppliers to leverage their investments across multiple product lines ranging from entry-level car radios to cutting-edge multi-tuner, multi-antenna radios for premium vehicles.

- Automotive OEM infotainment systems - Aftermarket car radios - Navigation/GPS devices

Access Products

ProSLIC® Subscriber Line Interface Circuits for VoIP

Our ProSLIC provides the analog subscriber line interface on the source end of the telephone which generates dial tone, busy tone, caller ID and ring signal. Our offerings are well suited for the market for Voice over IP telephony applications deployed over cable, DSL, optical and wireless fixed terminal networks.

- Voice functionality for cable, DSL and optical digital modems and terminal adapters - VoIP residential gateways - Wireless local loop remote access systems - PBXs

Product Areas and Description	Applications
ISOmodem® Embedded Modems

Our ISOmodem embedded modems leverage innovative silicon direct access arrangement (DAA) technology and a digital signal processor (DSP) to deliver a globally compliant, compact analog modem for embedded applications.

- Fax machines and multi-function printers - Point of sale (POS) terminals - Security systems - Industrial monitoring - Remote medical monitoring

Power over Ethernet

Our PoE power source equipment and powered device ICs offer highly differentiated solutions with a reduced total bill of materials (BOM) and improved performance and reliability. Our solutions offer a higher level of integration not available with competing solutions.

- Enterprise networking routers and switches - Wireless access points (WAP) - VoIP phones - POS terminals - Security cameras

Revenues during fiscal 2019, 2018 and 2017 were generated predominately by sales of our mixed-signal products. The following summarizes our revenue by product category (in thousands):

	Fiscal Year
	2019	2018	2017
Internet of Things	$488,156	$463,838	$395,012
Infrastructure	183,189	199,478	152,158
Broadcast	114,899	141,412	152,980
Access	51,310	63,539	68,717
	$837,554	$868,267	$768,867

Customers, Sales and Marketing

We market our products through our direct sales force and through a network of independent sales representatives and distributors. Direct and distribution customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. During fiscal 2019, our ten largest end customers accounted for 21% of our revenues. We had no customer that represented more than 10% of our revenues during this period. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we sell the products to, and are paid by distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell directly to our customers, Arrow Electronics and Edom Technology, each represented 26% and 20% of our revenues during fiscal 2019, respectively.

We maintain numerous sales offices in Asia, the Americas and Europe. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 87% in fiscal 2019. For further information regarding our revenues and long-lived assets by geographic area, see Note 18, Segment Information, to the Consolidated Financial Statements.

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

Due to the complex and innovative nature of our products, we employ experienced applications engineers who work closely with customers and distributors to support the design-win process, and can significantly accelerate the customer’s time to market. A design win occurs when a customer has designed our ICs into its product architecture and ordered product from us. A considerable amount of effort to help a customer incorporate our ICs into its products is typically required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers. The amount of time required to achieve a design win can vary substantially depending on a customer’s development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Not all design wins ultimately result in revenue, or may result in less revenue than expected. However, once a completed design architecture has been implemented and produced in high volumes, our customers are reluctant to significantly alter their designs due to this extensive design-win process. We believe this process, coupled with our intellectual property protection, promotes relatively longer product life cycles for our products and high barriers to entry for competitive products, even if such competing products are offered at lower prices. Our close collaboration with our customers provides us with knowledge of derivative product ideas or completely new product line offerings that may not otherwise arise in other new product discussions.

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

Research and development expenses were $257.2 million, $238.3 million and $209.5 million in fiscal 2019, 2018 and 2017, respectively.

Technology

Our product development process facilitates the design of highly-innovative, analog-intensive, mixed-signal ICs. Our engineers’ deep knowledge of existing and emerging standards and performance requirements helps us to assess the technical feasibility of a particular IC. We target areas where we can provide compelling product improvements. Once we have solved the primary challenges, our field application engineers continue to work closely with our customers’ design teams to maintain and develop an understanding of our customers’ needs, allowing us to formulate derivative products and refined features.

In providing mixed-signal ICs for our customers, we believe our key competitive advantages are:

●	Analog and RF design expertise in CMOS;
●	Mixed-signal, firmware and system design expertise;
●	Microcontroller and system on a chip design expertise;
●	Software expertise, including multiprotocol connectivity and real-time operating systems for the IoT;
●	Module integration and wireless design expertise;

●	Silicon-to-cloud security integration expertise; and
●	Our broad understanding of systems technology and trends.

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

Mixed-Signal, Firmware and System Design Expertise

We consider the partitioning of a circuit to be a proprietary and creative design technique. Deep systems knowledge allows us to use our mixed-signal and RF in CMOS design expertise to maximize the price/performance characteristics of both the analog and digital functions and allow our ICs to work in an optimized manner to accomplish particular tasks. Generally, we attempt to move analog functions into the digital domain as quickly as possible, creating system efficiencies without compromising performance. These patented approaches require our advanced signal processing and systems expertise. We then leverage our firmware know-how to change the ‘personality’ of our devices, optimizing features and functions needed by various markets we serve. For example, our wireless SoC devices for IoT applications integrate both digital and analog domains in a single chip. The SoCs combine ARM Cortex-M processor cores, a variety of digital and analog peripherals, hardware cryptography accelerators, and analog-intensive multiprotocol radio transceivers. This system integration at the chip level leverages our deep expertise in mixed-signal and RF design, and low-power wireless MCU architectures pioneered for more than a decade.

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

Module Integration and Wireless Design Expertise

The market for wireless modules has grown as customers search for solutions that provide turnkey wireless connectivity for their products. The development of modules is difficult due to stringent requirements, including high levels of integration, programmability, performance, reliability, security and power efficiency. In addition, designs must meet numerous wireless standards deployed in various environments and serving diverse requirements.

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

Silicon-to-Cloud Security Integration Expertise

Security is of paramount importance to our customers. More than ever before, device manufacturers and OEMs developing IoT products have specific needs to ensure their solutions are secure. Security is a complex endeavor involving the convergence of multiple integrated hardware and software technologies. IoT products are designed to ensure the devices operate in a trusted and reliable manner, enforce policies as well as protect the confidentiality, authenticity and integrity of data and private information being processed and transmitted. The building blocks are built in hardware based on dedicated IC security components integrated into SoC designs. These specialized security components are designed to enhance cryptographic capabilities and exploit unique physical characteristics of CMOS to establish foundations of trust and enable device identity and assurance.

In addition to developing specific security hardware and software capabilities, we also focus design and engineering efforts on technologies that simplify and accelerate adoption by customers of security features engineered into our silicon chips. This is primarily achieved through software tools such as Simplicity Studio and its integration with cloud-based services that simplify implementation, reduce complexity and enable management of security for fleets of devices. Those capabilities are designed to help customers develop products and solutions with chip-to-cloud security integration, enable faster time to market and reduce security defects, risks and losses due to security attacks and incidents. We are creating innovative security solutions that enable customers to develop best-in-class, simple and economical solutions. We will continue investing in security-specific research and development that addresses a dynamic threat landscape, emerging regulatory requirements, and evolving customer security and privacy needs.

Understanding of Systems Technology and Trends

Our focused expertise in mixed-signal ICs is the result of the breadth of engineering talent we have assembled with experience working in analog-intensive CMOS design for a wide variety of applications. This expertise, which we consider a competitive advantage, is the foundation of our in-depth understanding of the technology and trends that impact electronic systems and markets. Our expertise includes:

●	Isolation, which is critical for existing and emerging industrial, hybrid and hybrid-electric applications and telecom networks;
●	Frequency synthesis, which is core technology for wireless and clocking applications;
●	Integration, which enables the elimination of discrete components in a system; and

●	Signal processing and precision analog, which forms the heart of consumer, industrial, medical and automotive electronics applications.

Our understanding of the role of analog/digital interfaces within electronic systems, standards evolution, and end market drivers enables us to identify product development opportunities and capitalize on market trends.

Manufacturing

As a fabless semiconductor company, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs typically use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products’ life cycles. We currently partner primarily with Taiwan Semiconductor Manufacturing Co. (TSMC) and Semiconductor Manufacturing International Corporation (SMIC) to manufacture the majority of our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on design, development and marketing of our ICs.

Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2019, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2020.

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

Competition

The markets for semiconductors generally, and for analog and mixed-signal ICs in particular, are intensely competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We believe the principal competitive factors in our industry are:

● Product size;	● Power requirement;
● Level of integration;	● Customer support;
● Product capabilities;	● Reputation;
● Reliability;	● Ability to rapidly introduce new products to market;
● Price;	● Intellectual property; and
● Performance;	● Software.

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

Due to our diversified product portfolio and the numerous markets and applications we serve, we target a relatively large number of competitors. We compete with AltoBeam, Analog Devices, Aura, Broadcom, Cypress, Dialog, Espressif, Infineon, Maxim Integrated Products, MaxLinear, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Rafael, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products that could eliminate the need for our ICs.

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

Intellectual Property

Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 28, 2019, we had approximately 1,771 issued or pending United States and foreign patents. There can be no assurance that patents will ever be issued with respect to our patent applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

We claim copyright protection for proprietary documentation for our products. We have filed for registration, or are in the process of filing for registration, the visual images of certain ICs with the U.S. Copyright Office. We have registered the “Silicon Labs” logo and a variety of other product and product family names as trademarks in the United States and selected foreign jurisdictions. All other trademarks, service marks or trade names appearing in this report are the property of their respective owners. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other customary security measures. We intend to protect our rights vigorously, but there can be no assurance that our efforts will be successful. In addition, the laws of other countries in which our products are sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Employees

As of December 28, 2019, we employed 1,545 people. Our success depends on the continued service of our key technical and senior management personnel and on our ability to continue to attract, retain and motivate highly skilled analog and mixed-signal engineers. The competition for such personnel is intense. We have never had a work stoppage and none of our U.S. employees are represented by a labor organization. We consider our employee relations to be good.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2019 was $257.2 million, or 30.7% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During fiscal 2019, the percentage of our revenues derived from outside of the United States was 87% (and the revenue associated with end customers in China was 24%, and revenue attributed to China based on shipped-to location was 42)%. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

●	Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;
●	Protectionist laws and business practices, including trade restrictions, tariffs, export controls, quotas and other trade barriers, including China-U.S. trade policies and the potential effects of Brexit;
●	Trade tensions, geopolitical uncertainty, or governmental actions, including those arising from the trade dispute between the U.S. and China, may lead customers to favor products from non-US companies which could put us at a competitive disadvantage and result in decreased customer demand for our products and our customers’ products;
●	Restrictions or tariffs imposed on certain countries and sanctions or export controls imposed on customers or suppliers may affect our ability to sell and source our products;
●	Difficulties related to the protection of our intellectual property rights in some countries;
●	Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act;
●	Longer sales cycles;
●	Greater difficulty in accounts receivable collection and longer collection periods;
●	High levels of distributor inventory subject to price protection and rights of return to us;
●	Political and economic instability;
●	Greater difficulty in hiring and retaining qualified personnel; and
●	The need to have business and operations systems that can meet the needs of our international business and operating structure.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2019, 73% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly. Because we consolidated our distribution relationships to a single global distributor, Arrow Electronics, in fiscal 2018, termination of the relationship with Arrow Electronics, either by us or by Arrow Electronics, could result in a temporary or permanent loss of revenue. If Arrow Electronics fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Arrow Electronics, we may not be able to find a distributor with the scale and resources of Arrow Electronics, maintain existing levels of international revenue or realize expected long-term international revenue growth. We may not be successful in finding suitable alternative global distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers.

We do not have long-term commitments from our customers

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

Customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns, particularly because:

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with AltoBeam, Analog Devices, Aura, Broadcom, Cypress, Dialog, Espressif, Infineon, Maxim Integrated Products, MaxLinear, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Rafael, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

Products for certain applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. For example, the IoT market is relatively new and is continuously evolving. Furthermore, products in the IoT market frequently require interoperability across multiple standards. We may need to adjust our portfolio to meet the needs of this evolving market through acquisitions or significant new investments in research and development.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we own, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 87,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, Australia, Canada, China, Denmark, Finland, France, Germany, Hungary, Italy, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.    Legal Proceedings

Information regarding legal proceedings is provided in Note 12, Commitments and Contingencies, to the Consolidated Financial Statements. Such information is incorporated by reference herein.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol “SLAB”. As of January 20, 2020, there were 67 holders of record of our common stock.

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

350
300
250
200
150
100
50
0
DOLLARS
01/03/15
01/02/16
12/31/16
12/30/17
12/29/18
12/28/19
Silicon Laboratories Inc.
NASDAQ Composite
PHLX Semiconductor Index

Company / Index	01/03/15	01/02/16	12/31/16	12/30/17	12/29/18	12/28/19
Silicon Laboratories Inc.	$100.00	$102.17	$136.81	$185.86	$165.23	$245.25
NASDAQ Composite Index	$100.00	$107.16	$116.66	$151.23	$145.80	$201.60
PHLX Semiconductor Index	$100.00	$98.43	$137.13	$192.73	$179.85	$297.05
(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on January 3, 2015, and that all dividends were reinvested. No cash dividends have been declared on our common stock.
(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended December 28, 2019 (in thousands, except per share amounts):

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
September 29, 2019 – October 26, 2019	—	$—	—	$134,023
October 27, 2019 – November 23, 2019	—	$—	—	$134,023
November 24, 2019 – December 28, 2019	—	$—	—	$134,023
Total	—	$—	—

Our existing share repurchase program has an authorization amount of $200 million and a termination date of December 2020. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 6.    Selected Financial Data

Please read this selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and the notes to those statements included in this Form 10-K.

	Fiscal Year
	2019	2018 (1)	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$837,554	$868,267	$768,867	$697,626	$644,826
Operating income	$56,697	$85,208	$84,974	$66,277	$32,234
Net income	$19,265	$83,591	$47,092	$61,494	$29,586
Earnings per share:
Basic	$0.44	$1.94	$1.11	$1.47	$0.70
Diluted	$0.43	$1.90	$1.09	$1.45	$0.69
Consolidated Balance Sheet Data
Cash, cash equivalents and investments	$731,618	$619,581	$769,704	$300,263	$250,112
Working capital	806,158	681,793	785,317	351,156	280,819
Total assets	1,674,853	1,624,354	1,535,082	1,081,844	1,011,463
Long‑term obligations	422,101	412,219	419,741	115,191	108,028
Total stockholders’ equity	1,115,051	1,067,290	953,016	826,958	761,114
(1)	In fiscal 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. We elected the modified retrospective method of adoption. Periods prior to fiscal 2018 have not been adjusted.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” and “Risk Factors” above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2019, 2018 and 2017 were 52-week years and ended on December 28, 2019, December 29, 2018 and December 30, 2017, respectively. Fiscal 2020 will have 53 weeks with the extra week occurring in the first quarter of the year.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs and software enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

●	Internet of Things products, which include wireless, microcontroller (MCU) and sensor products;
●	Broadcast products, which include broadcast consumer and automotive products;
●	Infrastructure products, which include timing products (clocks and oscillators), and isolation devices; and
●	Access products, which include Voice over IP (VoIP) products, embedded modems and Power over Ethernet (PoE) devices.

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

Current Period Highlights

Revenues decreased $30.7 million in fiscal 2019 compared to fiscal 2018, due to decreased revenues from our Infrastructure, Broadcast and Access products offset by increased revenues from our IoT products. Gross profit decreased $11.1 million during the same period due primarily to decreased product sales. Gross margin increased to 60.9% in fiscal 2019 compared to 60.1% in fiscal 2018 primarily due to the fair value write-up associated with acquired inventory in fiscal 2018, offset in part by a decrease resulting from variations in product mix. Operating expenses increased $17.4 million in fiscal 2019 compared to fiscal 2018 due primarily to increased personnel-related expenses, occupancy costs and amortization of intangible assets, offset in part by decreased acquisition-related costs and sales commissions. Operating income in fiscal 2019 was $56.7 million compared to $85.2 million in fiscal 2018.

We ended fiscal 2019 with $726.0 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $166.5 million during fiscal 2019. Accounts receivable was $75.6 million at December 28, 2019, representing 31 days sales outstanding (DSO). Inventory was $73.1 million at December 28, 2019, representing 76 days of inventory (DOI). In fiscal 2019, we repurchased 0.3 million shares of our common stock for $26.7 million.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. In October 2019, we acquired IEEE 1588 precision time protocol (PTP) software and module assets from Qulsar. This complementary portfolio simplifies adoption of IEEE 1588 synchronization in 5G wireless, transport and access networks.

In fiscal 2019, we introduced new highly integrated Wireless Gecko modules that streamline secure IoT product design; a portfolio of automotive grade timing solutions designed to meet the demanding clocking needs of in-vehicle systems; robust isolated smart switches designed to drive loads in harsh industrial environments; hybrid software-defined radio (SDR) tuners supporting global digital radio standards with a common platform; 5G-ready jitter attenuators with new device options featuring a fully integrated crystal; the next generation of our Wireless Gecko platform, Series 2, designed to make IoT products more powerful, efficient and reliable; a portfolio of timing solutions that provide superior jitter performance and meet the latest generation PCI Express® (PCIe®) 5.0 specification; isolation products designed to provide precise current and voltage measurement with very low temperature drift; new Bluetooth software for our Wireless Gecko portfolio that increases location services accuracy; and Wi-Fi modules and transceivers that cut power consumption for IoT applications. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During fiscal 2019, 2018 and 2017, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented 26% and 20% of our revenues during fiscal 2019, and 21% and 17% of our revenues during fiscal 2018, respectively. Edom, Avnet and Arrow, each represented 19%, 14% and 12% of our revenues during fiscal 2017, respectively.

The percentage of our revenues derived from outside of the United States was 87% in fiscal 2019, 83% in fiscal 2018 and 85% in fiscal 2017. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2019	2018	2017
Revenues	100.0%	100.0%	100.0%
Cost of revenues	39.1	39.9	40.9
Gross margin	60.9	60.1	59.1
Operating expenses:
Research and development	30.7	27.5	27.2
Selling, general and administrative	23.4	22.8	20.8
Operating expenses	54.1	50.3	48.0
Operating income	6.8	9.8	11.1
Other income (expense):
Interest income and other, net	1.5	0.8	0.8
Interest expense	(2.4)	(2.3)	(1.9)
Income before income taxes	5.9	8.3	10.0
Provision (benefit) for income taxes	3.6	(1.3)	3.9
Net income	2.3%	9.6%	6.1%

Comparison of Fiscal 2019 to Fiscal 2018

Revenues

	Fiscal Year			%
(in millions)	2019	2018	Change	Change
Internet of Things	$488.2	$463.8	$24.4	5.2%
Infrastructure	183.2	199.5	(16.3)	(8.2)%
Broadcast	114.9	141.4	(26.5)	(18.7)%
Access	51.3	63.6	(12.3)	(19.2)%
Total	$837.6	$868.3	$(30.7)	(3.5)%

The change in revenues in fiscal 2019 was due primarily to:

●	Increased revenues of $24.4 million for our IoT products, due primarily to the addition of revenues from an acquisition and increased demand for our wireless products offset by decreased demand for our MCU products.
●	Decreased revenues of $16.3 million for our Infrastructure products, due primarily to decreased demand for our timing and isolation products.
●	Decreased revenues of $26.5 million for Broadcast products, due primarily to decreased demand for our consumer broadcast products and decreased demand for our automotive broadcast products.

●	Decreased revenues of $12.3 million for our Access products, due primarily to decreased demand for our products and a decreasing market for such products.

Unit volumes of our products decreased by 3.8% and average selling prices increased by 0.2% compared to fiscal 2018. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Profit

	Fiscal Year
(in millions)	2019	2018	Change
Gross profit	$510.3	$521.4	$(11.1)
Gross margin	60.9%	60.1%	0.8%

Gross profit decreased in fiscal 2019 due primarily to decreased product sales. The change in gross profit in fiscal 2019 was due to decreases in gross profit of $20.8 million for our Infrastructure products, $13.2 million for our Broadcast products and $8.0 million for our Access products, offset by an increase in gross profit of $30.9 million for our Internet of Things products. Gross profit in fiscal 2018 included $6.1 million in acquisition-related charges for the fair value write-up associated with acquired inventory. Gross margin increased in fiscal 2019 primarily due to the impact of the fair value write-up associated with acquired inventory in fiscal 2018. The increase in gross margin in fiscal 2019 was offset in part by a decrease in gross margin resulting from variations in product mix.

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

Research and Development

	Fiscal Year			%
(in millions)	2019	2018	Change	Change
Research and development	$257.2	$238.3	$18.9	7.9%
Percent of revenue	30.7%	27.5%

The increase in research and development expense in fiscal 2019 was primarily due to increases of $13.7 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, $2.8 million for occupancy costs and $2.2 million for the amortization of intangible assets. We expect that research and development expense will increase in absolute dollars in the first quarter of 2020 compared to the fourth quarter of 2019.

Selling, General and Administrative

	Fiscal Year			%
(in millions)	2019	2018	Change	Change
Selling, general and administrative	$196.4	$197.8	$(1.4)	(0.7)%
Percent of revenue	23.4%	22.8%

The decrease in selling, general and administrative expense in fiscal 2019 was primarily due to decreases of $2.0 million for acquisition-related costs and $1.0 million for sales commissions. The decrease in selling, general and administrative expense was offset in part by an increase of $1.8 million for personnel-related expenses, including costs associated with increased headcount and an acquisition. We expect that selling, general and administrative expense will increase in absolute dollars in the first quarter of 2020 compared to the fourth quarter of 2019.

Interest Income and Other, Net

Interest income and other, net in fiscal 2019 was $13.2 million compared to $6.6 million in fiscal 2018. The increase in interest income and other, net in fiscal 2019 was primarily due to increased interest income earned as a result of higher market interest rates and higher investment balances.

Interest Expense

Interest expense in fiscal 2019 was relatively flat at $20.2 million compared to $19.7 million in fiscal 2018.

Provision (Benefit) for Income Taxes

	Fiscal Year
(in millions)	2019	2018	Change
Provision (benefit) for income taxes	$30.4	$(11.4)	$41.8
Effective tax rate	61.2%	(15.8)%

The effective tax rate for fiscal 2019 increased from fiscal 2018 primarily due to a change in our financial statement position related to the treatment of stock-based compensation within our intercompany cost-sharing arrangement. Due to the Ninth Circuit’s reversal of the Altera Corp v. Commissioner Tax Court decision, we are no longer reflecting a net tax benefit within our financial statements related to the removal of stock-based compensation from our intercompany cost-sharing arrangement. As such, we recognized incremental, discrete income tax expense of $27.2 million in fiscal 2019 related to this change.

The effective tax rates for each of the periods presented differ from the U.S. federal statutory tax rates of 21% due to the aforementioned impact of the Altera decision, the amount of income earned in foreign jurisdictions where the tax rate may be higher or lower than the federal statutory tax rate, and other permanent items including research and development tax credits and GILTI, or global intangible low-tax income.

Comparison of Fiscal 2018 to Fiscal 2017

Revenues

	Fiscal Year			%
(in millions)	2018	2017	Change	Change
Internet of Things	$463.8	$395.0	$68.8	17.4%
Infrastructure	199.5	152.2	47.3	31.1%
Broadcast	141.4	153.0	(11.6)	(7.6)%
Access	63.6	68.7	(5.1)	(7.5)%
Total	$868.3	$768.9	$99.4	12.9%

The change in revenues in fiscal 2018 was due primarily to:

●	Increased revenues of $68.8 million for our IoT products, due primarily to increased demand for our wireless products and the addition of revenues from an acquisition.
●	Increased revenues of $47.3 million for our Infrastructure products, due primarily to increased demand for our isolation and timing products.
●	Decreased revenues of $11.6 million for Broadcast products, due primarily to decreases in the market for our consumer products.
●	Decreased revenues of $5.1 million for our Access products, due primarily to decreased demand for our VoIP products and decreases in the market for such products.

Unit volumes of our products increased by 11.5% and average selling prices increased by 1.1% compared to fiscal 2017.

Gross Profit

	Fiscal Year
(in millions)	2018	2017	Change
Gross profit	$521.4	$454.2	$67.2
Gross margin	60.1%	59.1%	1.0%

Gross profit increased in fiscal 2018 due primarily to increased product sales. The increased dollar amount of gross profit in fiscal 2018 was due to increases in gross profit of $42.8 million for our Internet of Things products and $34.6 million for our Infrastructure products, offset by decreases in gross profit of $8.5 million for our Broadcast products and $1.7 million for our Access products. Gross profit in fiscal 2018 included $6.1 million in acquisition-related charges for the fair value write-up associated with acquired inventory. Gross margin increased in fiscal 2018 primarily due to a higher mix of Infrastructure products sold.

Research and Development

	Fiscal Year			%
(in millions)	2018	2017	Change	Change
Research and development	$238.3	$209.5	$28.8	13.8%
Percent of revenue	27.5%	27.2%

The increase in research and development expense in fiscal 2018 was primarily due to increases of $16.5 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, and $7.2 million for the amortization of intangible assets.

Selling, General and Administrative

	Fiscal Year			%
(in millions)	2018	2017	Change	Change
Selling, general and administrative	$197.8	$159.7	$38.1	23.9%
Percent of revenue	22.8%	20.8%

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

The effective tax rate for fiscal 2018 decreased from fiscal 2017 primarily due to a reduction in the U.S. federal statutory rate as well as the inclusion of one-time tax impacts recorded in 2017 from the enactment of the Tax Cuts and Jobs Act. This overall decrease in the effective tax rate was offset by a decrease in the Company’s foreign tax rate benefit.

Business Outlook

The following represents our business outlook for the first quarter of fiscal 2020.

Income Statement Item	Estimate
Revenues	$209 million to $219 million
Gross margin	59.5%
Operating expenses	$127 million
Effective tax rate	0.0%
Diluted earnings (loss) per share	$(0.03) to $0.07

Liquidity and Capital Resources

Our principal sources of liquidity as of December 28, 2019 consisted of $726.0 million in cash, cash equivalents and short-term investments, of which approximately $583.8 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government securities and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $166.5 million during fiscal 2019, compared to net cash provided of $173.5 million during fiscal 2018. Operating cash flows during fiscal 2019 reflect our net income of $19.3 million, adjustments of $147.8 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $0.6 million due to changes in our operating assets and liabilities.

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

Accounts receivable increased to $75.6 million at December 28, 2019 from $73.2 million at December 29, 2018. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 31 days at December 28, 2019 and December 29, 2018.

Inventory decreased to $73.1 million at December 28, 2019 from $75.0 million at December 29, 2018. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 76 days at December 28, 2019 and 79 days at December 29, 2018.

Investing Activities

Net cash used in investing activities was $106.8 million during fiscal 2019, compared to net cash used of $197.0 million during fiscal 2018. The decrease in cash outflows was principally due to a decrease of $237.2 million in net payments for the acquisition of businesses, offset by a decrease of $157.8 million in net purchases and sales of marketable securities in the current period.

Net cash used in investing activities was $197.0 million during fiscal 2018, compared to net cash used of $374.3 million during fiscal 2017. The decrease in cash outflows was principally due to an increase of $420.1 million in net purchases and sales of marketable securities, offset by an increase of $224.6 million in net payments for the acquisition of businesses.

We anticipate capital expenditures of approximately $23 to $27 million for fiscal 2020. Additionally, as part of our growth strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would complement or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities.

Financing Activities

Net cash used in financing activities was $29.6 million during fiscal 2019, compared to cash used of $48.8 million during fiscal 2018. The decrease in cash outflows was principally due to a decrease of $12.6 million for repurchases of our common stock during fiscal 2019. Our existing share repurchase program has an authorization amount of $200 million and a termination date of December 2020.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 28, 2019 (in thousands):

	Payments due by period
	Total	2020	2021	2022	2023	2024	Thereafter
Long‑term debt obligations (1)	$400,000	$—	$—	$400,000	$—	$—	$—
Interest on long‑term debt obligations (2)	$17,417	$6,300	$6,300	$3,550	$800	$467	$—
Operating lease obligations (3)	$20,584	$5,604	$4,410	$3,713	$3,061	$2,524	$1,272
Purchase obligations (4)	$38,780	$38,780	$—	$—	$—	$—	$—
Other long‑term obligations (5)	$21,902	$—	$—	$2,820	$4,753	$6,338	$7,991
(1)	Long-term debt obligations represent the principal portion of our convertible senior notes (the “Notes”). The Notes mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date.
(2)	Interest on our long-term debt obligations primarily represents contractual interest on the Notes, which bear interest semi-annually at a rate of 1.375% per year. Interest excludes non-cash amortization of the debt discount and debt issuance costs.
(3)	Operating lease obligations include amounts for leased facilities.
(4)	Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.
(5)	Other long-term obligations primarily represent non-current income taxes.

We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $2.4 million for unrecognized tax benefits is not included in the table above. See Note 17, Income Taxes, to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of December 28, 2019, we had no significant off-balance sheet arrangements.

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

Acquired intangible assets – When we acquire a business, a portion of the purchase price is typically allocated to identifiable intangible assets, such as acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize intangible assets with finite lives over their expected useful lives. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to our results of operations.

Revenue recognition – We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In order to achieve this core principle, we apply a five-step process. As part of this process, we analyze the performance obligations in a customer contract and estimate the consideration we expect to receive. The evaluation of performance obligations requires that we identify the promised goods and services in the contract. For contracts that contain more than one promised good and service, we then must determine whether the promises are capable of being distinct and if they are separately identifiable from other promises in the contract. Additionally, for our sales to distributors, we must estimate the impact that price adjustments and rights of return will have on consideration. We make these estimates based on available information, including recent sales activity and pricing data. If our evaluation of performance obligations is incorrect, we may recognize revenue sooner or later than is appropriate. If our estimates of consideration are inaccurate, we may recognize too much or too little revenue in a period.

Stock-based compensation – We recognize the fair-value of stock-based compensation transactions in the Consolidated Statements of Income. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance awards is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and employee stock purchase plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 15, Stock-Based Compensation, to the Consolidated Financial Statements for additional information.

Income taxes – We are required to calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we are required to estimate the amount of expected future taxable income. Judgment is inherent in this process and differences between the estimated and actual taxable income could result in a material impact on our Consolidated Financial Statements.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2, Significant Accounting Policies, to the Consolidated Financial Statements. Such information is incorporated by reference herein.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of December 28, 2019 and December 29, 2018 would decrease our future annual interest income by approximately $6.6 million and $5.6 million, respectively. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the Credit Facility in the past, we have no borrowings as of December 28, 2019. If we borrow from the Credit Facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of December 28, 2019, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that an other-than-temporary decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 28, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended December 28, 2019 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of December 28, 2019, our internal control over financial reporting is effective based on those criteria.

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

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal One: Election of Directors,” “Executive Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”

Item 11.    Executive Compensation

The information under the caption “Executive Compensation” and “Proposal One: Election of Directors” appearing in the Proxy Statement, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of Securities” and “Equity Compensation Plan Information” appearing in the Proxy Statement is incorporated herein by reference.

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

3.2*		Fourth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Form 8-K filed on January 27, 2017).
4.1*		Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).
4.2*		Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).
4.3*		Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).
10.1*	+	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).
10.2*

Credit Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Bank of America, N.A., Wells Fargo Bank, National Association, and Regions Bank (filed as Exhibit 10.1 to the Form 8-K filed August 1, 2012).

10.3*

First Amendment to Credit Agreement, dated July 24, 2015, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association, Citibank, N.A., Regions Bank, Bank of America, N.A. and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on July 29, 2015).

10.4*

Second Amendment to Credit Agreement, dated February 27, 2017, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on February 27, 2017).

10.5*

Third Amendment to Credit Agreement, dated August 7, 2019, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on August 7, 2019).

10.6*

Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as “Obligors” (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

10.7*	+	Silicon Laboratories Inc. 2009 Stock Incentive Plan, as amended and restated on April 20, 2017 (filed as Exhibit 10.1 to the Form 10-Q filed on July 26, 2017).
10.8*	+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 20, 2017 (filed as Exhibit 10.2 to the Form 10-Q filed on July 26, 2017).
10.9*	+

Form of Restricted Stock Units Grant Notice and Global Restricted Stock Units Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.7 to the Form 10-K filed on February 1, 2017).

10.10*	+

Form of Market Stock Units Grant Notice and Global Market Stock Units Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.8 to the Form 10-K filed on February 1, 2017).

10.11*	+

Form of Stock Option Grant Notice and Global Stock Option Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.9 to the Form 10-K filed on February 1, 2017).

10.12*	+

Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.10 to the Form 10-K filed on February 1, 2017).

10.13*

Purchase Agreement between Silicon Laboratories Inc. and Goldman, Sachs & Co. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named therein, dated February 28, 2017 (filed as Exhibit 10.1 to the Form 8-K filed on March 6, 2017).

Exhibit Number
10.14*	+	CEO Change in Control Agreement dated October 23, 2018 between Silicon Laboratories Inc. and G. Tyson Tuttle (filed as Exhibit 10.1 to the Form 8-K filed on October 24, 2018).
10.15*	+	Silicon Laboratories Inc. Form of Change in Control Agreement (filed as Exhibit 10.2 to the Form 8-K filed on October 24, 2018).
10.16*	+	Silicon Laboratories Inc. 2020 Bonus Plan (filed as Exhibit 10.1 to the Form 8-K filed on January 24, 2020).
21		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (included on signature page to this Form 10-K).
31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Incorporated herein by reference to the indicated filing.

+     Management contract or compensatory plan or arrangement

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on January 29, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Navdeep S. Sooch	Chairman of the Board	January 29, 2020
Navdeep S. Sooch

/s/ G. Tyson Tuttle	President, Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2020
G. Tyson Tuttle

/s/ John C. Hollister	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 29, 2020
John C. Hollister

/s/ William G. Bock	Director	January 29, 2020
William G. Bock

/s/ Jack R. Lazar	Director	January 29, 2020
Jack R. Lazar

/s/ Gregg Lowe	Director	January 29, 2020
Gregg Lowe

/s/ Nina Richardson	Director	January 29, 2020
Nina Richardson

/s/ Sumit Sadana	Director	January 29, 2020
Sumit Sadana

/s/ William P. Wood	Director	January 29, 2020
William P. Wood

/s/ Christy Wyatt	Director	January 29, 2020
Christy Wyatt

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Silicon Laboratories Inc.’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silicon Laboratories Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Silicon Laboratories Inc. as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and our report dated January 29, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
January 29, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 29, 2020 expressed an unqualified opinion thereon.

Adoption of ASU 2014-09 and ASU 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from sales to distributors in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recognition of Variable Consideration
Description of the Matter

At December 28, 2019, the Company’s returns liability, which is included in the Deferred revenues and returns liability in the consolidated balance sheet, was $19.3 million. As discussed in Note 2 of the consolidated financial statements, when recording revenue for its contracts with customers the Company estimates variable consideration at the most likely amount to which it expects to be entitled. Variable consideration that does not meet revenue recognition criteria is deferred and a returns liability amount is recorded. The variable consideration estimate considers both the likelihood of a return and the amount of a potential price concession.

Auditing management’s estimate of the returns liability was judgmental because the calculation involves subjective management assumptions about estimates of expected price concessions and product returns. For example, the estimated variable consideration included in the transaction price reflects management’s evaluation of contractual terms, historical experience and assumptions about future economic conditions. Changes in those assumptions can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the measurement and valuation of the variable consideration recognized as revenue and the returns liability. For example, we tested controls over management’s review of the variable consideration methodology, the significant assumptions, and the historical data utilized in the estimate for assumed product returns and expected price concessions.

To test the variable consideration recognized as revenue and the returns liability, we performed audit procedures that included, among others, an evaluation of the Company’s methodology and significant assumptions, and tested the completeness and accuracy of the historical data utilized in the estimate. In our assessment of the methodology, we considered changes in the business and changes to specific distributor contracts. We evaluated significant assumptions used by comparison to current trends and recent transactions. We also evaluated the accuracy of management’s assumed product returns and expected price concession at prior periods by comparing to subsequent actual activity.

Uncertain Tax Positions
Description of the Matter

As discussed in Note 2 of the consolidated financial statements, uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the consolidated financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. The Company is a party to many transactions in the ordinary course of business where the ultimate tax outcome is uncertain. To account for this uncertainty, the Company uses significant judgment in determining whether a tax position is more likely than not to be sustained and measuring the amount of tax benefit that qualifies for recognition. As described in Note 17 of the consolidated financial statements, at December 28, 2019 the Company had gross unrecognized tax benefits, inclusive of interest, of $2.4 million.

Auditing management’s analysis of the uncertainties in its tax positions was complex and judgmental because the evaluation and measurement of each tax position is based on interpretations of tax laws and legal rulings.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the existence of uncertain tax positions and measurement of the benefit of those positions. For example, we tested controls over management’s review of the technical merits of tax positions, the events and information that impacted tax positions, the estimate of the most likely outcome, and the data utilized in the estimate.

To test the valuation of uncertain tax positions, our audit procedures included, among others, analyzing the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. In considering the measurement criteria, we involved our tax professionals to assess the technical merits of the Company’s tax positions. This included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also used our knowledge of, and experience with, the application of international and local income tax laws by the relevant income tax authorities to evaluate the Company’s accounting for those tax positions. We also evaluated the Company’s income tax disclosures included in Note 17 to the consolidated financial statements in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
Austin, Texas
January 29, 2020

Silicon Laboratories Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 28,	December 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$227,146	$197,043
Short-term investments	498,825	416,779
Accounts receivable, net	75,639	73,194
Inventories	73,057	74,972
Prepaid expenses and other current assets	69,192	64,650
Total current assets	943,859	826,638
Property and equipment, net	135,939	139,049
Goodwill	398,402	397,344
Other intangible assets, net	134,279	170,832
Other assets, net	62,374	90,491
Total assets	$1,674,853	$1,624,354
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,899	$41,171
Deferred revenue and returns liability	19,251	22,494
Other current liabilities	79,551	81,180
Total current liabilities	137,701	144,845
Convertible debt	368,257	354,771
Other non-current liabilities	53,844	57,448
Total liabilities	559,802	557,064
Commitments and contingencies
Stockholders' equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 43,496 and 43,088 shares issued and outstanding at December 28, 2019 and December 29, 2018, respectively	4	4
Additional paid-in capital	133,793	107,517
Retained earnings	980,608	961,343
Accumulated other comprehensive income (loss)	646	(1,574)
Total stockholders' equity	1,115,051	1,067,290
Total liabilities and stockholders' equity	$1,674,853	$1,624,354

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Revenues	$837,554	$868,267	$768,867
Cost of revenues	327,270	346,868	314,676
Gross profit	510,284	521,399	454,191
Operating expenses:
Research and development	257,150	238,347	209,491
Selling, general and administrative	196,437	197,844	159,726
Operating expenses	453,587	436,191	369,217
Operating income	56,697	85,208	84,974
Other income (expense):
Interest income and other, net	13,185	6,647	6,057
Interest expense	(20,233)	(19,694)	(14,128)
Income before income taxes	49,649	72,161	76,903
Provision (benefit) for income taxes	30,384	(11,430)	29,811
Net income	$19,265	$83,591	$47,092
Earnings per share:
Basic	$0.44	$1.94	$1.11
Diluted	$0.43	$1.90	$1.09
Weighted-average common shares outstanding:
Basic	43,346	43,159	42,446
Diluted	44,290	44,044	43,332

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Net income	$19,265	$83,591	$47,092
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	2,564	376	(729)
Reclassification for (gains) losses included in net income	(218)	49	—
Net changes to cash flow hedges:
Unrealized losses arising during the period	(321)	(953)	—
Reclassification for (gains) losses included in net income	784	316	(1,808)
Other comprehensive income (loss), before tax	2,809	(212)	(2,537)
Provision (benefit) for income taxes	589	(45)	(888)
Other comprehensive income (loss)	2,220	(167)	(1,649)
Comprehensive income	$21,485	$83,424	$45,443

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 31, 2016	41,889	$4	$24,463	$801,999	$492	$826,958
Cumulative effect of adoption of accounting standard	—	—	—	2,216	—	2,216
Net income	—	—	—	47,092	—	47,092
Other comprehensive income (loss)	—	—	—	—	(1,649)	(1,649)
Stock issuances, net of shares withheld for taxes	818	—	(3,938)	—	—	(3,938)
Stock-based compensation	—	—	44,809	—	—	44,809
Convertible debt issuance	—	—	37,528	—	—	37,528
Balance as of December 30, 2017	42,707	4	102,862	851,307	(1,157)	953,016
Cumulative effect of adoption of accounting standard	—	—	—	26,445	(250)	26,195
Net income	—	—	—	83,591	—	83,591
Other comprehensive income (loss)	—	—	—	—	(167)	(167)
Stock issuances, net of shares withheld for taxes	815	—	(6,180)	—	—	(6,180)
Repurchases of common stock	(434)	—	(39,276)	—	—	(39,276)
Stock-based compensation	—	—	50,111	—	—	50,111
Balance as of December 29, 2018	43,088	4	107,517	961,343	(1,574)	1,067,290
Net income	—	—	—	19,265	—	19,265
Other comprehensive income (loss)	—	—	—	—	2,220	2,220
Stock issuances, net of shares withheld for taxes	709	—	(1,799)	—	—	(1,799)
Repurchases of common stock	(301)	—	(26,716)	—	—	(26,716)
Stock-based compensation	—	—	54,791	—	—	54,791
Balance as of December 28, 2019	43,496	$4	$133,793	$980,608	$646	$1,115,051

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Operating Activities
Net income	$19,265	$83,591	$47,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	16,883	15,912	14,766
Amortization of other intangible assets and other assets	39,584	44,102	27,246
Amortization of debt discount and debt issuance costs	13,485	12,892	10,146
Stock-based compensation expense	54,799	50,077	44,752
Deferred income taxes	23,048	(8,210)	(26,452)
Changes in operating assets and liabilities:
Accounts receivable	(2,401)	3,931	3,234
Inventories	2,171	7,660	(13,416)
Prepaid expenses and other assets	8,965	(4,960)	25,266
Accounts payable	7,830	5,952	(468)
Other current liabilities and income taxes	(6,826)	(21,828)	61,924
Deferred income, deferred revenue and returns liability	(3,243)	(6,202)	4,453
Other non-current liabilities	(7,038)	(9,375)	(9,022)
Net cash provided by operating activities	166,522	173,542	189,521

Investing Activities
Purchases of available-for-sale investments	(424,524)	(395,904)	(636,363)
Sales and maturities of available-for-sale investments	344,937	474,129	294,452
Purchases of property and equipment	(16,279)	(24,462)	(12,252)
Purchases of other assets	(8,396)	(11,063)	(4,960)
Acquisitions of businesses, net of cash acquired	(2,510)	(239,729)	(15,168)
Net cash used in investing activities	(106,772)	(197,029)	(374,291)

Financing Activities
Proceeds from issuance of long-term debt	—	—	400,000
Payment of debt issuance costs	(1,132)	—	(10,532)
Payments on debt	—	—	(72,500)
Repurchases of common stock	(26,716)	(39,276)	—
Payment of taxes withheld for vested stock awards	(16,295)	(19,483)	(15,753)
Proceeds from the issuance of common stock	14,496	13,303	11,815
Payment of acquisition-related contingent consideration	—	(3,380)	—
Net cash provided by (used in) financing activities	(29,647)	(48,836)	313,030

Increase (decrease) in cash and cash equivalents	30,103	(72,323)	128,260
Cash and cash equivalents at beginning of period	197,043	269,366	141,106
Cash and cash equivalents at end of period	$227,146	$197,043	$269,366
Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,367	$6,227	$3,859
Income taxes paid	$10,291	$20,599	$8,929

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements

December 28, 2019

1. Description of Business

Silicon Laboratories Inc. (the “Company”), a Delaware corporation, is a leading provider of silicon, software and solutions for a smarter, more connected world. Our award-winning technologies are shaping the future of the Internet of Things (IoT), Internet infrastructure, industrial automation, consumer and automotive markets. Within the semiconductor industry, the Company is known as a "fabless" company meaning that the integrated circuits (ICs) incorporated in its products are manufactured by third-party foundry semiconductor companies.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2019, 2018 and 2017 had 52 weeks and ended on December 28, 2019, December 29, 2018 and December 30, 2017, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Adoption of New Lease Accounting Standard

The Company adopted Accounting Standards Codification (ASC) Topic 842, Leases, on December 30, 2018, the first day of its fiscal year ended December 28, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to not reassess historical lease classifications, initial direct costs of existing leases or whether any expired or existing contracts were or contained leases.

The Company elected the retrospective method of adoption at the beginning of the period of adoption through a cumulative-effect adjustment. Prior periods have not been adjusted. The following reflects the material changes recorded in connection with the cumulative-effect adjustment (in thousands):

Increase
Financial Statement Line Item	(Decrease)
Prepaid expenses and other current assets	$(481)
Other assets, net	$18,166
Other current liabilities	$3,516
Other non-current liabilities	$14,169

The primary impact of the Company’s adoption of ASC 842 resulted from the recognition of right-of-use assets and operating lease liabilities. The adoption had no significant impact to the Consolidated Statements of Income or to cash provided by or used in net operating, investing or financing activities in the Consolidated Statements of Cash Flows.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

2. Significant Accounting Policies (Continued)

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

Investments

The Company's investments typically have original maturities greater than ninety days as of the date of purchase and are classified as either available- for-sale or trading securities. Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. Investments in trading securities are reported at fair value, with both realized and unrealized gains and losses recorded in interest income and other, net in the Consolidated Statement of Income. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

2. Significant Accounting Policies (Continued)

The Company reviews its available-for-sale investments as of the end of each reporting period for other-than-temporary declines in fair value based on the specific identification method. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that an other-than-temporary impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss).

In addition, the Company has made equity investments in non-publicly traded companies. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company’s proportionate share of income or loss is recorded in interest income and other, net in the Consolidated Statement of Income. All other non-marketable equity investments are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. The Company periodically reviews its equity investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair values when it determines that an other-than-temporary decline has occurred.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets ranging from three to fifteen years. Leasehold improvements are depreciated over the lease term or their useful life, whichever is shorter.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

2. Significant Accounting Policies (Continued)

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

2. Significant Accounting Policies (Continued)

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit (IC) products. This performance obligation is satisfied when control of the product is transferred to the customer, which typically occurs upon delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company has opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Variable consideration primarily includes sales made to distributors under agreements allowing certain rights of return, referred to as stock rotation, and credits issued to the distributor due to price protection. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. The estimate is based on information available to the Company, including recent sales activity and pricing data. The Company applies a constraint to its variable consideration estimate which considers both the likelihood of a return and the amount of a potential price concession. Variable consideration that does not meet revenue recognition criteria is deferred. The Company records a right of return asset in prepaid expenses and other current assets for the costs of distributor inventory not meeting revenue recognition criteria. A corresponding deferred revenue and returns liability amount is recorded for unrecognized revenue associated with such costs. The Company’s products carry a one-year replacement warranty. Payments are typically due within 30 days of invoicing and do not include a significant financing component.

Shipping and Handling

Shipping and handling costs are classified as a component of cost of revenues in the Consolidated Statements of Income.

Stock-Based Compensation

The Company has stock-based compensation plans, which are more fully described in Note 15, Stock-Based Compensation. The Company accounts for those plans using a fair-value method and recognizes the expense in its Consolidated Statement of Income.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $1.6 million, $1.9 million and $1.4 million in fiscal 2019, 2018 and 2017, respectively.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

2. Significant Accounting Policies (Continued)

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

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Net income	$19,265	$83,591	$47,092

Shares used in computing basic earnings per share	43,346	43,159	42,446

Effect of dilutive securities:
Stock-based awards and convertible debt	944	885	886
Shares used in computing diluted earnings per share	44,290	44,044	43,332

Earnings per share:
Basic	$0.44	$1.94	$1.11
Diluted	$0.43	$1.90	$1.09

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

3. Earnings Per Share (Continued)

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For fiscal 2019 and 2018, approximately 0.4 million shares and 0.1 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. For fiscal 2017, no such shares were included in the denominator for the calculation of diluted earnings per share. See Note 10, Debt, to the Consolidated Financial Statements for additional information.

4. Fair Value of Financial Instruments

The following summarizes the valuation of the Company’s financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements
	at December 28, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$92,379	$—	$—	$92,379
Corporate debt securities	—	1,325	—	1,325
Total cash equivalents	$92,379	$1,325	$—	$93,704

Short-term investments:
Government debt securities	$85,189	$86,682	$—	$171,871
Corporate debt securities	—	326,954	—	326,954
Total short-term investments	$85,189	$413,636	$—	$498,825

Other assets, net:
Auction rate securities	$—	$—	$5,647	$5,647
Total	$—	$—	$5,647	$5,647

Total	$177,568	$414,961	$5,647	$598,176

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

4. Fair Value of Financial Instruments (Continued)

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

Available-for-sale investments

The Company's investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at December 28, 2019 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$381,583	$382,259
Due after one year through ten years	196,702	197,370
Due after ten years	18,900	18,547
	$597,185	$598,176

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

4. Fair Value of Financial Instruments (Continued)

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 28, 2019	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$11,947	$(19)	$7,183	$(7)	$19,130	$(26)
Corporate debt securities	68,116	(81)	20	—	68,136	(81)
Auction rate securities	—	—	5,647	(353)	5,647	(353)
	$80,063	$(100)	$12,850	$(360)	$92,913	$(460)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 29, 2018	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$13,278	$(10)	$88,696	$(583)	$101,974	$(593)
Corporate debt securities	112,699	(273)	76,310	(448)	189,009	(721)
Auction rate securities	—	—	5,759	(241)	5,759	(241)
	$125,977	$(283)	$170,765	$(1,272)	$296,742	$(1,555)

The gross unrealized losses as of December 28, 2019 and December 29, 2018 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the severity and duration of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of December 28, 2019, the Company has determined that no other-than-temporary impairment losses existed.

At December 28, 2019 and December 29, 2018, there were no material unrealized gains associated with the Company's available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
December 28, 2019			Weighted
(000s)	Valuation Technique	Unobservable Input	Average
$5,647	Discounted cash flow	Estimated yield	3.49%
		Expected holding period	10 years
		Estimated discount rate	3.03%

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

4. Fair Value of Financial Instruments (Continued)

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

The following summarizes the activity in Level 3 financial instruments for the years ended December 28, 2019 and December 29, 2018 (in thousands):

Assets

	Year Ended
	December 28,	December 29,
Auction Rate Securities	2019	2018
Beginning balance	$5,759	$5,681
Gain (loss) included in other comprehensive income (loss)	(112)	78
Ending balance	$5,647	$5,759

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of December 28, 2019 and December 29, 2018, the fair value of the convertible senior notes was $524.0 million and $419.0 million, respectively.

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

5. Derivative Financial Instruments (Continued)

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of December 28, 2019, the contracts had maturities of one to seven months and an aggregate notional value of $5.0 million. Losses expected to be reclassified into earnings in the next 12 months were not material. The fair value of the contracts, contract losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.

Interest Rate Swaps

The Company entered into an interest rate swap agreement with an original notional value of $72.5 million in connection with its Credit Facility in July 2016. The Company terminated the swap agreement in March 2017, which resulted in the reclassification of $1.8 million of unrealized gains into earnings during fiscal 2017.

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

As of December 28, 2019, the Company held one foreign currency forward contract denominated in Singapore Dollars with a notional value of $6.2 million. The fair value of foreign contracts and contract losses recognized in income were not material for any of the periods presented.

6. Balance Sheet Details

The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Accounts Receivable, Net

	December 28,	December 29,
	2019	2018
Accounts receivable	$76,277	$73,832
Allowance for doubtful accounts	(638)	(638)
	$75,639	$73,194

Inventories

	December 28,	December 29,
	2019	2018
Work in progress	$52,350	$50,983
Finished goods	20,707	23,989
	$73,057	$74,972

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

6. Balance Sheet Details (Continued)

Property and Equipment

	December 28,	December 29,
	2019	2018
Buildings and improvements	$112,673	$109,025
Equipment	65,843	62,895
Computers and purchased software	45,879	42,487
Leasehold interest in ground leases	23,840	23,840
Leasehold improvements	8,782	12,006
Furniture and fixtures	8,291	7,794
	265,308	258,047
Accumulated depreciation	(129,369)	(118,998)
	$135,939	$139,049

Other Current Liabilities

	December 28,	December 29,
	2019	2018
Accrued compensation and benefits	$41,138	$37,113
Accrued price protection credits	4,918	12,033
Other	33,495	32,034
	$79,551	$81,180

7. Risks and Uncertainties

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable, notes receivable and derivatives. The Company places its cash equivalents and investments primarily in municipal bonds, money market funds, corporate bonds, variable-rate demand notes, U.S. government securities, agency securities, asset-back securities, commercial paper and auction-rate securities. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company’s customers that accounted for greater than 10% of accounts receivable consisted of the following:

	December 28,	December 29,
	2019	2018
Edom Technology	17%	10%
Arrow Electronics	14%	12%
Other	11%	*
*	Less than 10% of accounts receivable

The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for potential credit losses based upon the expected collectibility of such receivables. Losses have not been significant for any of the periods presented.

The Company holds two notes receivable from a privately held company. The total carrying value of the notes was $1.2 million as of December 28, 2019. The Company holds an equity investment in another privately held company. The investment is accounted for using the equity method and had a carrying value of $6.7 million as of December 28, 2019. The notes receivable and the investment were recorded in other assets, net in the Consolidated Balance Sheet.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

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

Distributor Advances

On sales to distributors, the Company's payment terms often require the distributor to initially pay amounts owed to the Company for an amount in excess of their ultimate cost. The Company's sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant. These negotiated price discounts are not granted until the distributor sells the product to the end customer, which may occur after the distributor has paid the original invoice amount to the Company. Payment of invoices prior to receiving an associated discount can have an adverse impact on the working capital of the Company's distributors. Accordingly, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor's working capital requirements. The advance amounts are based on the distributor’s inventory balance, and are adjusted quarterly. Such amounts are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by the Company at any time.

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

Customers

The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company’s end customers or contract manufacturers accounted for greater than 10% of revenue during fiscal 2019, 2018 or 2017. The Company’s distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Arrow Electronics	26%	21%	12%
Edom Technology	20%	17%	19%
Avnet	*	*	14%
*	Less than 10% of revenue

8. Acquisitions

Z-Wave

On April 18, 2018, the Company completed the acquisition of the Z-Wave business from Sigma Designs, Inc. for $243 million in cash. Z-Wave is an Internet of Things (IoT) technology for smart home solutions.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

8. Acquisitions (Continued)

This strategic acquisition expanded the Company’s IoT connectivity portfolio in the connected home and security market, while further scaling the Company's engineering team. These factors contributed to a purchase price that was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of the goodwill is deductible for tax purposes. The purchase price was allocated as follows (in thousands):

		Weighted-Average
		Amortization Period
	Amount	(Years)
Intangible assets:
In-process research and development	$20,900	Not amortized
Developed technology	69,875	7
Customer relationships	25,000	4
Trademarks	9,900	7
	125,675
Cash and cash equivalents	2,841
Accounts receivable	5,311
Inventory	15,581
Other current assets	329
Goodwill	109,117
Other non-current assets	2,587
Accounts payable	(3,306)
Other current liabilities	(8,918)
Other non-current liabilities	(6,648)
Total purchase price	$242,569

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

	Year Ended
	December 29,	December 30,
	2018	2017
	(Unaudited)
Revenues	$882,109	$824,009
Net income	$87,874	$27,958

Earnings per share:
Basic	$2.04	$0.66
Diluted	$2.00	$0.65

Zentri

On January 20, 2017, the Company acquired Zentri, Inc., a private company. Zentri was an innovator in low-power, cloud-connected Wi-Fi technologies for the IoT. The Company acquired Zentri for approximately $18.1 million, including initial cash consideration of approximately $14.3 million, and potential additional consideration with an estimated fair value of approximately $3.8 million at the date of acquisition.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

8. Acquisitions (Continued)

The purchase price was allocated as follows: intangible assets—$6.7 million; goodwill—$12.1 million; and other net liabilities—$0.7 million. The goodwill is not deductible for tax purposes. Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported.

Other

In October 2019, the Company acquired IEEE 1588 precision time protocol (PTP) software and module assets from Qulsar. The transaction was accounted for as a business combination, which was not material to the Company.

9. Goodwill and Other Intangible Assets

Goodwill

The following summarizes the activity in goodwill for the years ended December 28, 2019 and December 29, 2018 (in thousands):

	Year Ended
	December 28,	December 29,
	2019	2018
Beginning balance	$397,344	$288,227
Additions due to business combinations	1,058	109,117
Ending balance	$398,402	$397,344

Other Intangible Assets

The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

	Weighted-Average
	Amortization	December 28, 2019		December 29, 2018
	Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Core and developed technology	8	$219,695	$(111,634)	$237,265	$(102,116)
Customer relationships	6	40,795	(22,742)	46,890	(21,075)
Trademarks	7	12,310	(4,145)	12,310	(2,442)
Total	8	$272,800	$(138,521)	$296,465	$(125,633)

Gross intangible assets decreased $26.6 million in fiscal 2019 due to the removal of fully amortized assets. This decrease was offset by $3.0 million for the addition of certain assets acquired from Qulsar.

Amortization expense related to intangible assets for fiscal 2019, 2018 and 2017 was $39.5 million, $38.0 million and $27.1 million, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2020	$38,100
2021	33,266
2022	23,801
2023	18,029
2024	15,569

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

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

The Notes are convertible at an initial conversion rate of 10.7744 shares of common stock per $1,000 principal amount of the Notes, or approximately 4.3 million shares of common stock, which is equivalent to a conversion price of approximately $92.81 per share. The conversion rate is subject to adjustment under certain circumstances. Holders may convert the Notes under the following circumstances: during any calendar quarter after the calendar quarter ended on June 30, 2017 if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to $120.66 per share, representing 130%  of the conversion price of the Notes; during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the Notes are called for redemption; or at any time after December 1, 2021. The Company may redeem all or any portion of the Notes, at its option, on or after March 6, 2020, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. Upon conversion, the Notes may be settled in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election.

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

The carrying amount of the Notes consisted of the following (in thousands):

	December 28,	December 29,
	2019	2018
Liability component
Principal	$400,000	$400,000
Unamortized debt discount	(27,580)	(39,298)
Unamortized debt issuance costs	(4,163)	(5,931)
Net carrying amount	$368,257	$354,771

Equity component
Net carrying amount	$57,735	$57,735

The liability component of the Notes is recorded in convertible debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of December 28, 2019, the remaining period over which the debt discount and debt issuance costs will be amortized was 2.2 years.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

10. Debt (Continued)

Interest expense related to the Notes was comprised of the following (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Contractual interest expense	$5,485	$5,500	$4,492
Amortization of debt discount	11,717	11,202	8,816
Amortization of debt issuance costs	1,768	1,690	1,330
	$18,970	$18,392	$14,638

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

The Credit Facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of December 28, 2019, the Company was in compliance with all covenants of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

11. Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2027. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

The Company adopted ASC Topic 842, Leases, on December 30, 2018, the first day of its fiscal 2019. Lease costs for operating leases were $5.8 million during fiscal 2019. The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption. Rent expense for operating leases was $6.0 million and $5.5 million for fiscal 2018 and 2017, respectively.

Supplemental Lease Information

December 28,
Balance Sheet Information (in thousands)	2019
Operating lease right-of-use assets	$16,086
Operating lease liabilities	$17,894

Year Ended
Cash Flow Information (in thousands)	December 28, 2019
Cash paid for operating lease liabilities	$6,023
Right-of-use assets obtained in exchange for operating lease obligations	$2,631

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

11. Leases (Continued)

December 28,
Operating Lease Information	2019
Weighted-average remaining lease term	4.5 years
Weighted-average discount rate	5.26%

The maturities of operating lease liabilities as of December 28, 2019 were as follows (in thousands):

Fiscal Year
2020	$5,604
2021	4,410
2022	3,713
2023	3,061
2024	2,524
Thereafter	1,272
Total lease payments	20,584
Less imputed interest	(2,690)
Total lease liabilities	$17,894

12. Commitments and Contingencies

Investment Commitment

The Company has committed to invest up to $10.0 million in a limited partnership, of which approximately $6.6 million was funded through December 28, 2019.

Legal Proceedings

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

13. Stockholders’ Equity

Common Stock

The Company issued 0.7 million shares of common stock during fiscal 2019.

Share Repurchase Programs

The Company’s existing share repurchase program has an authorization amount of $200 million and a termination date of December 2020. This program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.3 million shares and 0.4 million shares of its common stock for $26.7 million and $39.3 million during fiscal 2019 and 2018, respectively. The Company did not repurchase any shares of its common stock during fiscal 2017. These shares were retired upon repurchase.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

13. Stockholders’ Equity (Continued)

Reclassifications From Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Year ended
	December 28,	December 29,	December 30,
Reclassification	2019	2018	2017
Gains (losses) on available-for-sales securities to:
Interest income and other, net	$218	$(49)	$—

Gains (losses) on cash flow hedges to:
Operating expenses	(784)	(316)	—
Interest expense	—	—	1,808
	(566)	(365)	1,808

Income tax (expense) benefit	119	77	(633)
Total reclassifications	$(447)	$(288)	$1,175

Income Tax Allocated to the Components of Other Comprehensive Income (Loss)

The income tax effects of the components of other comprehensive income (loss) were as follows (in thousands):

	Year ended
	December 28,	December 29,	December 30,
Income tax (expense) benefit on:	2019	2018	2017
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	$(538)	$(79)	$255
Reclassification for gains (losses) included in net income	46	(10)	—

Net changes to cash flow hedges:
Unrealized losses arising during the period	68	200	—
Reclassification for gains (losses) included in net income	(165)	(66)	633
	$(589)	$45	$888

14. Revenues

The Company groups its revenues into four categories, based on the markets and applications in which its products may be used. The following disaggregates the Company's revenue by product category (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017(1)
Internet of Things	$488,156	$463,838	$395,012
Infrastructure	183,189	199,478	152,158
Broadcast	114,899	141,412	152,980
Access	51,310	63,539	68,717
	$837,554	$868,267	$768,867
(1)	Under the modified retrospective method, amounts prior to fiscal 2018 have not been adjusted.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

14. Revenues (Continued)

A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company recognized revenue of $17.6 million and $24.3 million during fiscal 2019 and 2018, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company's revenue by sales channel (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017(1)
Distributors	$610,410	$618,989	$547,419
Direct customers	227,144	249,278	221,448
	$837,554	$868,267	$768,867
(1)	Under the modified retrospective method, amounts prior to fiscal 2018 have not been adjusted.

15. Stock-Based Compensation

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

2009 Stock Incentive Plan

Under the 2009 Plan, the following may be granted: stock options, stock appreciation rights, performance shares, performance stock units, restricted stock units (RSUs), restricted stock awards (RSAs), performance-based awards and other awards (collectively, all such grants are referred to as “awards”). The fiscal 2017 amendments to the 2009 Plan created a single share pool. All awards now deduct one share from the 2009 Plan shares available for issuance for each share granted. Awards granted under the 2009 Plan generally contain vesting provisions ranging from three to four years. The exercise price of stock options offered under the 2009 Plan may not be less than 100% of the fair market value of a share of our common stock on the date of grant. To the extent awards granted under the 2009 Plan terminate, expire or lapse for any reason, or are settled in cash, shares subject to such awards will again be available for grant.

Stock Grants and Modifications

The Company granted to its employees 0.7 million, 0.6 million and 0.7 million shares of full value awards and no stock options from the 2009 Plan during fiscal 2019, 2018 and 2017, respectively.

There were no significant modifications made to any stock grants during fiscal 2019, 2018 or 2017.

Included in the full value awards granted under the 2009 Plan in fiscal 2019, 2018 and 2017 were a total of 93 thousand, 41 thousand and 54 thousand market-based stock awards, respectively. The awards, also known as market stock units (MSUs), provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. The performance criteria of the MSUs measure the difference between the total stockholders’ return of the Company against that of the PHLX Semiconductor Sector Total Return Index.

Also included in the full value awards granted under the 2009 Plan during fiscal 2018 and 2017 were 41 thousand and 54 thousand performance-based stock awards (PSUs), respectively. There were no PSUs granted during fiscal 2019. PSUs provide for the rights to acquire a number of shares of common stock for no cash consideration based upon the achievement of specified revenue objectives during the year. The requisite service period for these PSUs is approximately three years from the date of grant.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

15. Stock-Based Compensation (Continued)

2009 Employee Stock Purchase Plan

The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an “employee stock purchase plan,” as that term is defined in Section 423(b) of the Internal Revenue Code (the “423(b) Plan”), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the “Non-423(b) Plan”). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company’s common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2019, 2018 and 2017, the Company issued 208 thousand, 223 thousand and 239 thousand shares, respectively, under the 2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted in fiscal 2019 under the 2009 Purchase Plan was $29.92 per share.

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

15. Stock-Based Compensation (Continued)

The fair values estimated from the Black-Scholes option-pricing model for ESPP granted were calculated using the following assumptions:

	Year Ended
	December 28,	December 29,	December 30,
Employee Stock Purchase Plan	2019	2018	2017
Expected volatility	37%	30%	28%
Risk-free interest rate %	1.6%	2.4%	1.1%
Expected term (in months)	9	9	8
Dividend yield	—	—	—

The fair values estimated from Monte Carlo simulation for MSUs were calculated using the following assumptions:

	Year Ended
	December 28,	December 29,	December 30,
MSUs	2019	2018	2017
Expected volatility	31%	29%	31%
Risk-free interest rate %	2.4	2.4%	1.6%
Expected term (in years)	2.9	2.9	2.9
Dividend yield	—	—	—

A summary of stock-based compensation activity with respect to fiscal 2019 follows:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Stock Options	(000s)	Price	(In Years)	(000s)
Outstanding at December 29, 2018	137	$39.47
Outstanding at December 28, 2019	137	$39.47	6.13	$10,515
Vested at December 28, 2019 and expected to vest	43	$40.39	6.12	$3,265
Exercisable at December 28, 2019	93	$39.04	6.13	$7,224

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Purchase	Vesting Term	Value
RSAs and RSUs	(000s)	Price	(In Years)	(000s)
Outstanding at December 29, 2018	1,218	$—
Granted	576	$—
Vested or issued	(639)	$—
Cancelled or forfeited	(71)	$—
Outstanding at December 28, 2019	1,084	$—	0.95	$126,259
Outstanding at December 28, 2019 and expected to vest	1,014	$—	0.95	$118,106

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Purchase	Vesting Term	Value
PSUs and MSUs	(000s)	Price	(In Years)	(000s)
Outstanding at December 29, 2018	282	$—
Granted	93	$—
Earned or issued	(43)	$—
Cancelled or forfeited	(70)	$—
Outstanding at December 28, 2019	262	$—	1.04	$30,583
Outstanding at December 28, 2019 and expected to vest	244	$—	1.04	$28,418

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

15. Stock-Based Compensation (Continued)

The following summarizes the Company’s weighted average fair value at the date of grant:

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Per grant of RSAs and RSUs	$89.35	$93.75	$72.85
Per grant of PSUs and MSUs	$85.79	$97.53	$78.40

The following summarizes the Company’s stock-based payment and stock option values (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Intrinsic value of stock options exercised	$—	$1,952	$2,174
Intrinsic value of RSUs that vested	$57,693	$68,012	$53,093
Grant date fair value of RSUs that vested	$40,434	$37,720	$32,449
Intrinsic value of MSUs that vested	$3,649	$3,562	$687
Grant date fair value of PSUs and MSUs that vested	$1,461	$1,788	$633

The Company received cash of $14.5 million for the issuance of common stock, and paid $16.3 million for shares withheld for taxes, during fiscal 2019. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, vesting of RSUs, PSUs and MSUs, and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Cost of revenues	$1,316	$1,238	$1,090
Research and development	26,187	23,867	21,771
Selling, general and administrative	27,296	24,972	21,891
	54,799	50,077	44,752
Income tax benefit	2,476	8,890	11,073
	$52,323	$41,187	$33,679

The decrease in income tax benefit in fiscal 2019 was primarily due to a change in the Company’s position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement. The decrease in income tax benefit in fiscal 2018 was due to the reduced current and future deductibility of executive stock compensation as a result of the Tax Cuts and Jobs Act. See Note 17, Income Taxes, to the Consolidated Financial Statements for additional information. The Company had approximately $59.6 million of total unrecognized compensation costs related to granted stock options and awards as of December 28, 2019 that are expected to be recognized over a weighted-average period of approximately 2.0 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

As of December 28, 2019, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2009 Stock Incentive Plan	1,815
2009 Employee Stock Purchase Plan	777
Total shares reserved	2,592

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

16. Employee Benefit Plan

The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.9 million, $3.7 million and $3.5 million to the 401(k) Plan during fiscal 2019, 2018 and 2017, respectively.

17. Income Taxes

Income before income taxes includes the following components (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Domestic	$2,025	$19,777	$9,700
Foreign	47,624	52,384	67,203
	$49,649	$72,161	$76,903

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Current:
Domestic	$(779)	$(8,843)	$48,947
Foreign	8,157	5,888	7,077
Total Current	7,378	(2,955)	56,024
Deferred:
Domestic	33,624	(8,978)	(25,760)
Foreign	(10,618)	503	(453)
Total Deferred	23,006	(8,475)	(26,213)
Provision (benefit) for income taxes	$30,384	$(11,430)	$29,811

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

17. Income Taxes (Continued)

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Foreign tax rate benefit	(13.8)	(12.9)	(25.4)
Research and development tax credits	(15.2)	(9.8)	(4.5)
GILTI and Subpart F income	5.8	4.3	1.4
Nondeductible (nontaxable) foreign expenses	3.9	3.9	1.1
State tax expense	1.0	1.5	0.9
Release of prior year unrecognized tax benefits	(0.4)	(2.7)	(0.6)
Nondeductible officer compensation	4.3	2.4	1.5
Other tax effects of equity compensation	0.8	(0.4)	(2.2)
Change in cost-sharing treatment of stock-based compensation	54.8	(2.2)	5.2
Excess tax benefit of stock-based compensation	(2.2)	(5.9)	(5.6)
Change in prior period valuation allowance	1.3	(2.5)	(1.3)
Transition tax on unremitted foreign earnings	—	(8.4)	70.8
Revaluation of deferred tax balances	—	0.3	28.2
Other deferred tax impacts of tax reform	(0.5)	(3.1)	(64.8)
Other	0.4	(1.3)	(0.9)
Effective Tax Rate	61.2%	(15.8)%	38.8%

The effective tax rate for fiscal 2019 increased from fiscal 2018 primarily due to a change in the Company's financial statement position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement.

The effective tax rate for fiscal 2018 decreased from fiscal 2017 primarily due to the reduction in the U.S. federal statutory rate as well as the inclusion of one-time tax impacts recorded in 2017 from the enactment of the Tax Cuts and Jobs Act ("the Act"). This decrease in the effective tax rate was offset by a decrease in the Company’s foreign tax rate benefit.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service appealed the decision to the U.S Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of this decision, the Company no longer reflects a tax benefit related to the removal of stock-based compensation from its intercompany cost-sharing arrangement within its financial statements. During the three months ended June 29, 2019, the Company removed the deferred tax assets and a deferred tax liability associated with this matter from its financial statements. This removal resulted in a full year discrete income tax expense of $27.2 million. On November 12, 2019, the Ninth Circuit denied a petition for rehearing the case en banc. The Company will continue to monitor ongoing developments in this matter and potential impacts to its financial statements.

The Company’s operations in Singapore are subject to reduced tax rates through June 30, 2024, as long as certain conditions are met. Without the impact of a one-time transition tax, the income tax benefit from the reduced Singapore tax rate reflected in earnings was approximately $1.5 million (representing $0.03 per diluted share) in fiscal 2019, $5.4 million (representing $0.12 per diluted share) in fiscal 2018 and approximately $11.0 million (representing $0.25 per diluted share) in fiscal 2017.

The Act was enacted in the U.S. on December 22, 2017 and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S income tax under U.S. tax law. The Company elected to pay the transition tax over the eight-year period provided in the Act. As of December 28, 2019, the unpaid balance of its transition tax obligation is $21.3 million, which is payable between April 2022 and April 2025.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

17. Income Taxes (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of the Company’s deferred taxes as of December 28, 2019 and December 29, 2018 are as follows (in thousands):

	December 28,	December 29,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$7,912	$9,973
Research and development tax credit carryforwards	14,755	12,500
Stock-based compensation	2,619	4,360
Depreciation and amortization	7,424	7,799
Capitalized research and development	1,735	2,521
Deferred income on shipments to distributors	4,018	5,824
Expected future cost-sharing adjustment	—	25,257
Leases	3,446	—
Accrued liabilities and other	7,374	7,737
	49,283	75,971
Less: Valuation allowance	(4,486)	(4,975)
	44,797	70,996
Deferred tax liabilities:
Acquired intangible assets	16,621	20,656
Depreciation and amortization	4,969	4,604
Leases	3,166	—
Long-term debt	5,741	8,080
Prepaid expenses and other	2,424	2,142
	32,921	35,482
Net deferred tax assets	$11,876	$35,514

As of December 28, 2019, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $27.9 million and $1.9 million, respectively, as a result of the Silicon Clocks, Spectra Linear and Ember acquisitions. These carryforwards expire in fiscal years 2020 through 2031. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used. Additionally, as of December 28, 2019, the Company had generated $3.3 million of federal research and development credit carryforwards. These credits expire in 2039 and are not currently subject to an annual limitation.

The Company also had state loss, state tentative minimum tax credit, and state research and development tax credit carryforwards of approximately $33.1 million, $0.1 million, and $12.6 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates, Silicon Clocks, Spectra Linear and Zentri acquisitions. Certain of these carryforwards expire in fiscal years 2024 through 2036, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company maintains a valuation allowance with respect to certain deferred tax assets relating to state research and development tax credit and state net operating loss carryforwards.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

17. Income Taxes (Continued)

The following table summarizes the activity related to the valuation allowance for deferred tax assets (in thousands):

	Balance at	Additions	Additions
	Beginning of	Charged to	Charged to		Balance at
	Period	Expenses	Other Accounts	Deductions	End of Period
Year ended December 28, 2019	$4,975	$1,044	$—	$(1,533)	$4,486

Year ended December 29, 2018	$6,518	$435	$—	$(1,978)	$4,975

Year ended December 30, 2017	$12,361	$2,110	$1,732	$(9,685)	$6,518

At the end of fiscal 2019, undistributed earnings of certain of the Company's foreign subsidiaries of approximately $71.5 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax and state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

Uncertain Tax Positions

The following table summarizes the activity related to gross unrecognized tax benefits (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
Beginning balance	$2,036	$3,187	$3,054
Additions based on tax positions related to current year	436	630	456
Additions based on tax positions related to prior years	—	115	114
Reductions based on tax positions related to prior years	(196)	—	—
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	—	(1,896)	(437)
Ending balance	$2,276	$2,036	$3,187

As of December 28, 2019, December 29, 2018 and December 30, 2017, the Company had gross unrecognized tax benefits, inclusive of interest, of $2.4 million, $2.1 million and $3.2 million, respectively, of which $1.9 million, $2.1 million and $3.2 million, respectively, would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013, 2014, 2015 and 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately $16.0 million additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 28, 2019

17. Income Taxes (Continued)

Tax years 2015 through 2019 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company is not currently under audit in any major taxing jurisdiction.

The Company does not believe gross unrecognized tax benefits will decrease in the next 12 months.

18. Segment Information

The Company has one operating segment, mixed-signal analog intensive products, consisting of numerous product areas. The Company’s chief operating decision maker is considered to be its Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The Company groups its products into four categories, based on the markets and applications in which the products may be used. See Note 14, Revenues, for a summary of the Company’s revenue by product category.

Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Year Ended
	December 28,	December 29,	December 30,
	2019	2018	2017
United States	$110,451	$149,385	$112,574
China	354,855	344,255	307,748
Rest of world	372,248	374,627	348,545
Total	$837,554	$868,267	$768,867

The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	December 28,	December 29,
	2019	2018
United States	$126,572	$128,622
Rest of world	9,367	10,427
Total	$135,939	$139,049

Supplementary Financial Information (Unaudited)

Quarterly financial information for fiscal 2019 and 2018 is as follows. All quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2019
	Fourth	Third	Second		First
	Quarter	Quarter	Quarter		Quarter
Revenues	$219,438	$223,294	$206,709		$188,113
Gross profit	133,271	134,090	127,049		115,874
Operating income	13,229	23,820	14,556		5,092
Net income (loss)	$9,715	$20,181	$(16,029)	(1)	$5,398
Earnings (loss) per share:
Basic	$0.22	$0.47	$(0.37)	(1)	$0.12
Diluted	$0.22	$0.45	$(0.37)	(1)	$0.12

	Fiscal 2018
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Revenues	$215,534	$230,243	$217,106	$205,384
Gross profit	130,243	135,627	131,292	124,237
Operating income	18,362	25,130	18,001	23,715
Net income	$15,145	$27,761	$14,280	$26,405
Earnings per share:
Basic	$0.35	$0.64	$0.33	$0.61
Diluted	$0.35	$0.63	$0.32	$0.60
(1)	Includes a discrete charge to the income tax provision of $28.1 million ($0.64 per share) related to a net deferred tax asset previously recognized in connection with intercompany cost sharing arrangements.