Form 10-Q
period 2020-04-04
SILICON LABORATORIES INC.
filed 2020-04-29
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2020

or

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

As of April 21, 2020 ,43,687,288 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	April 4,	December 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$615,770	$227,146
Short-term investments	442,493	498,825
Accounts receivable, net	74,620	75,639
Inventories	68,160	73,057
Prepaid expenses and other current assets	46,994	69,192
Total current assets	1,248,037	943,859
Property and equipment, net	136,391	135,939
Goodwill	398,402	398,402
Other intangible assets, net	124,604	134,279
Other assets, net	63,648	62,374
Total assets	$1,971,082	$1,674,853

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,147	$38,899
Revolving line of credit	310,000	—
Deferred revenue and returns liability	23,365	19,251
Other current liabilities	71,221	79,551
Total current liabilities	446,733	137,701
Convertible debt	371,993	368,257
Other non-current liabilities	52,753	53,844
Total liabilities	871,479	559,802
Commitments and contingencies
Stockholders' equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 43,670 and 43,496 shares issued and outstanding at April 4, 2020 and December 28, 2019, respectively	4	4
Additional paid-in capital	116,553	133,793
Retained earnings	983,377	980,608
Accumulated other comprehensive income (loss)	(331)	646
Total stockholders’ equity	1,099,603	1,115,051
Total liabilities and stockholders’ equity	$1,971,082	$1,674,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 4,	March 30,
	2020	2019
Revenues	$214,877	$188,113
Cost of revenues	85,711	72,239
Gross profit	129,166	115,874
Operating expenses:
Research and development	71,223	61,566
Selling, general and administrative	53,996	49,216
Operating expenses	125,219	110,782
Operating income	3,947	5,092
Other income (expense):
Interest income and other, net	3,251	2,823
Interest expense	(5,541)	(4,997)
Income before income taxes	1,657	2,918
Provision (benefit) for income taxes	(587)	(2,480)

Net income	$2,244	$5,398

Earnings per share:
Basic	$0.05	$0.12
Diluted	$0.05	$0.12

Weighted-average common shares outstanding:
Basic	43,642	43,189
Diluted	44,388	43,716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	April 4,	March 30,
	2020	2019
Net income	$2,244	$5,398

Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	(469)	1,426
Reclassification for (gains) losses included in net income	(100)	—

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(809)	12
Reclassification for losses included in net income	141	237

Other comprehensive income (loss), before tax	(1,237)	1,675

Provision (benefit) for income taxes	(260)	352

Other comprehensive income (loss)	(977)	1,323

Comprehensive income	$1,267	$6,721

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended April 4, 2020	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 28, 2019	43,496	$4	$133,793	$980,608	$646	$1,115,051
Cumulative effect of adoption of accounting standard	—	—	—	525	—	525
Net income	—	—	—	2,244	—	2,244
Other comprehensive income (loss)	—	—	—	—	(977)	(977)
Stock issuances, net of shares withheld for taxes	384	—	(16,294)	—	—	(16,294)
Repurchases of common stock	(210)	—	(16,287)	—	—	(16,287)
Stock-based compensation	—	—	15,341	—	—	15,341
Balance as of April 4, 2020	43,670	$4	$116,553	$983,377	$(331)	$1,099,603

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended March 30, 2019	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 29, 2018	43,088	$4	$107,517	$961,343	$(1,574)	$1,067,290
Net income	—	—	—	5,398	—	5,398
Other comprehensive income (loss)	—	—	—	—	1,323	1,323
Stock issuances, net of shares withheld for taxes	430	—	(14,113)	—	—	(14,113)
Repurchases of common stock	(177)	—	(15,004)	—	—	(15,004)
Stock-based compensation	—	—	12,588	—	—	12,588
Balance as of March 30, 2019	43,341	$4	$90,988	$966,741	$(251)	$1,057,482

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 4,	March 30,
	2020	2019
Operating Activities
Net income	$2,244	$5,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,183	4,137
Amortization of other intangible assets and other assets	9,827	10,320
Amortization of debt discount and debt issuance costs	3,736	3,321
Stock-based compensation expense	15,313	12,584
Deferred income taxes	(2,364)	(3,530)
Changes in operating assets and liabilities:
Accounts receivable	1,542	3,323
Inventories	4,777	4,488
Prepaid expenses and other assets	23,576	6,410
Accounts payable	2,748	714
Other current liabilities and income taxes	(9,134)	(15,996)
Deferred revenue and returns liability	4,114	1,477
Other non-current liabilities	(862)	(631)
Net cash provided by operating activities	59,700	32,015

Investing Activities
Purchases of available-for-sale investments	(70,910)	(63,577)
Sales and maturities of available-for-sale investments	126,920	99,068
Purchases of property and equipment	(4,135)	(3,874)
Purchases of other assets	(370)	(414)
Net cash provided by investing activities	51,505	31,203

Financing Activities
Proceeds from revolving line of credit	310,000	—
Repurchases of common stock	(16,287)	(15,004)
Payment of taxes withheld for vested stock awards	(16,294)	(14,113)
Net cash provided by (used in) financing activities	277,419	(29,117)

Increase in cash and cash equivalents	388,624	34,101
Cash and cash equivalents at beginning of period	227,146	197,043
Cash and cash equivalents at end of period	$615,770	$231,144

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 4, 2020 and December 28, 2019, the condensed consolidated results of its operations for the three months ended April 4, 2020 and March 30, 2019, the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 4, 2020 and March 30, 2019, the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended April 4, 2020 and March 30, 2019, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 4, 2020 and March 30, 2019. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended April 4, 2020 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 28, 2019, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on January 29, 2020.

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2020 will have 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2019 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Adoption of New Accounting Standard

The Company adopted Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on December 29, 2019, the first day of its fiscal year ending January 2, 2021. The adoption did not have a material impact on its financial statements.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	April 4,	March 30,
	2020	2019
Net income	$2,244	$5,398

Shares used in computing basic earnings per share	43,642	43,189

Effect of dilutive securities:
Stock-based awards and convertible debt	746	527
Shares used in computing diluted earnings per share	44,388	43,716

Earnings per share:
Basic	$0.05	$0.12
Diluted	$0.05	$0.12

For the three months ended April 4, 2020 and March 30, 2019, approximately 0.2 million and 0.5 million shares, respectively, consisting of restricted stock awards (RSUs) and market stock awards (MSUs), were not included in the diluted earnings per share calculation since the shares were anti-dilutive.

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For three months ended April 4, 2020, approximately 0.3 million shares were included in the denominator for the calculation of diluted earnings per share. For three months ended March 30, 2019, no such shares were included in the denominator for the calculation of diluted earnings per share. See Note 6, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements
	at April 4, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$167,636	$—	$—	$167,636
Corporate debt securities	—	5,847	—	5,847
Total cash equivalents	$167,636	$5,847	$—	$173,483

Short-term investments:
Government debt securities	$85,519	$52,852	$—	$138,371
Corporate debt securities	—	304,122	—	304,122
Total short-term investments	$85,519	$356,974	$—	$442,493

Other assets, net:
Auction rate securities	$—	$—	$5,400	$5,400
Total	$—	$—	$5,400	$5,400

Total	$253,155	$362,821	$5,400	$621,376

	Fair Value Measurements
	at December 28, 2019 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$92,379	$—	$—	$92,379
Corporate debt securities	—	1,325	—	1,325
Total cash equivalents	$92,379	$1,325	$—	$93,704

Short-term investments:
Government debt securities	$85,189	$86,682	$—	$171,871
Corporate debt securities	—	326,954	—	326,954
Total short-term investments	$85,189	$413,636	$—	$498,825

Other assets, net:
Auction rate securities	$—	$—	$5,647	$5,647
Total	$—	$—	$5,647	$5,647

Total	$177,568	$414,961	$5,647	$598,176

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

Available-for-sale investments

The Company's investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at April 4, 2020 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$414,159	$414,699
Due after one year through ten years	200,796	201,277
Due after ten years	6,000	5,400
	$620,955	$621,376

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of April 4, 2020	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$5,428	$(13)	$—	$—	$5,428	$(13)
Corporate debt securities	164,259	(967)	—	—	164,259	(967)
Auction rate securities	—	—	5,400	(600)	5,400	(600)
	$169,687	$(980)	$5,400	$(600)	$175,087	$(1,580)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 28, 2019	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$11,947	$(19)	$7,183	$(7)	$19,130	$(26)
Corporate debt securities	68,116	(81)	20	—	68,136	(81)
Auction rate securities	—	—	5,647	(353)	5,647	(353)
	$80,063	$(100)	$12,850	$(360)	$92,913	$(460)

The gross unrealized losses as of April 4, 2020 and December 28, 2019 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of April 4, 2020, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At April 4, 2020 and December 28, 2019, there were no material unrealized gains associated with the Company's available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
April 4, 2020
(000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,400	Discounted cash flow	Estimated yield	2.85%

		Expected holding period	10 years

		Estimated discount rate	3.28%

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

The following summarizes the activity in Level 3 financial instruments for the three months ended April 4, 2020 (in thousands):

Assets

Three Months
Auction Rate Securities	Ended
Beginning balance	$5,647
Loss included in other comprehensive income (loss)	(247)
Balance at April 4, 2020	$5,400

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of April 4, 2020 and December 28, 2019, the fair value of the convertible senior notes was $423.2 million and $524.0 million, respectively.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of April 4, 2020, the contracts had maturities of one to three months and an aggregate notional value of $2.8 million. Losses expected to be reclassified into earnings in the next 12 months were not material. The fair value of the contracts, contract losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.

Interest Rate Swaps

The Company uses interest rate swap agreements to manage exposure to interest rate risks. The effective portion of the gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is subsequently recognized as interest expense in the Consolidated Statement of Income when the hedged exposure affects earnings. If the Credit Facility or the interest rate swap agreement is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the agreements at the time of termination. The Company did not discontinue any cash flow hedges of interest rates in any of the periods presented.

The Company entered into an interest rate swap agreement with an original notional value of $310 million in connection with its Credit Facility on March 27, 2020. The interest rate swap agreement effectively converted the Eurodollar portion of the variable-rate interest payments to fixed-rate interest payments through April 1, 2021. Losses expected to be reclassified into earnings in the next 12 months were not material as of April 4, 2020. Hedge ineffectiveness, the fair value of the swap agreement, contract losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

As of April 4, 2020, the Company held one foreign currency forward contract denominated in Singapore Dollars with a notional value of $6.1 million. The fair value of foreign contracts and contract losses recognized in income were not material for any of the periods presented.

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	April 4,	December 28,
	2020	2019
Work in progress	$47,273	$52,350
Finished goods	20,887	20,707
	$68,160	$73,057

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The carrying amount of the Notes consisted of the following (in thousands):

	April 4,	December 28,
	2020	2019
Liability component
Principal	$400,000	$400,000
Unamortized debt discount	(24,335)	(27,580)
Unamortized debt issuance costs	(3,672)	(4,163)
Net carrying amount	$371,993	$368,257

Equity component
Net carrying amount	$57,735	$57,735

The liability component of the Notes is recorded in convertible debt on the Consolidated Balance Sheet. The equity component of the Notes is recorded in additional paid-in capital. The effective interest rate for the liability component was 4.75%. As of April 4, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 1.9 years.

Interest expense related to the Notes was comprised of the following (in thousands):

	Three Months Ended
	April 4,	March 30,
	2020	2019
Contractual interest expense	$1,467	$1,390
Amortization of debt discount	3,246	2,886
Amortization of debt issuance costs	490	435
	$5,203	$4,711

Credit Facility

On August 7, 2019, the Company and certain of its domestic subsidiaries (the “Guarantors”) amended its existing credit agreement. The amended agreement (the “Credit Facility”) consists of a $400 million revolving credit facility with a maturity date of August 7, 2024. The Credit Facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company also has an option to increase the size of the borrowing capacity by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio (funded debt secured by assets/EBITDA) to exceed 3.25 to 1.00, subject to certain conditions. On March 27, 2020, the Company borrowed $310 million under the Credit Facility.

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

The Credit Facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a leverage ratio (funded debt/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of April 4, 2020, the Company was in compliance with all covenants of the Credit Facility. The Company’s obligations under the Credit Facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

Interest Rate Swap Agreement

On March 27, 2020, the Company entered into an interest rate swap agreement and effectively converted the Eurodollar portion of the interest on the Credit Facilities to a fixed interest rate of 0.5% through April 1, 2021.

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

8. Stockholders’ Equity

Common Stock

The Company issued 0.4 million shares of common stock during the three months ended April 4, 2020.

Share Repurchase Program

In April 2020, the Board of Directors terminated the Company's existing share repurchase program, effective immediately, which had an authorization amount of $200 million and a termination date of December 2020. This program allowed for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions. The Company repurchased 0.2 million shares and 0.2 million shares of its common stock for $16.3 million and $15.0 million during the three months ended April 4, 2020 and March 30, 2019, respectively. These shares were retired upon repurchase.

Reclassifications From Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive loss (in thousands):

	Three Months Ended
	April 4,	March 30,
Reclassification	2020	2019
Gains (losses) on available-for-sales securities to:
Interest income and other, net	$100	$—

Gains (losses) on cash flow hedges to:
Operating expenses	(141)	(237)
	(41)	(237)

Income tax expense	9	50

Total reclassifications	$(32)	$(187)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Revenues

The Company groups its revenues into two categories, based on the markets and applications in which its products may be used. The following disaggregates the Company's revenue by product category (in thousands):

	Three Months Ended
	April 4,	March 30,
	2020	2019
Internet of Things	$118,041	$106,421
Infrastructure and automotive	96,836	81,692
	$214,877	$188,113

The Company has combined its previous product groups, Infrastructure, Broadcast and Access, into the Infrastructure and automotive product group. Prior periods were retrospectively adjusted.

A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended April 4, 2020 and March 30, 2019, the Company recognized revenue of $11.1 million and $11.0 million, respectively, from performance obligations that were satisfied in previous reporting periods.

The following disaggregates the Company's revenue by sales channel (in thousands):

	Three Months Ended
	April 4,	March 30,
	2020	2019
Distributors	$163,463	$134,129
Direct customers	51,414	53,984
	$214,877	$188,113

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	April 4,	March 30,
	2020	2019
Cost of revenues	$335	$318
Research and development	7,370	6,097
Selling, general and administrative	7,608	6,169
	15,313	12,584
Income tax benefit	1,366	3,320
	$13,947	$9,264

The Company had approximately $98.4 million of total unrecognized compensation costs related to granted stock options and awards as of April 4, 2020 that are expected to be recognized over a weighted-average period of approximately 2.4 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

11. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $(0.6) million and $(2.5) million for the three months ended April 4, 2020 and March 30, 2019, resulting in effective tax rates of (35.4)% and (85.0)%, respectively. The effective tax rate for the three months ended April 4, 2020 increased from the prior period primarily due to a decrease in the Company’s excess tax benefits from stock-based compensation , offset by an increase in the Company's Federal research and development credit benefit year over year, further impacted by its relation to pre-tax book income.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. In February 2016, the U.S. Internal Revenue Service (“IRS”) appealed the decision to the U.S Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). On June 7, 2019, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court. As a result of the Ninth Circuit decision, the Company no longer reflects a tax benefit related to the removal or exclusion of stock-based compensation from its intercompany cost-sharing arrangement within its financial statements. On November 12, 2019, the Ninth Circuit denied a petition for rehearing the case en banc and on February 10, 2020, Altera filed a petition to the U.S. Supreme Court for review of the Ninth Circuit’s decision. As of April 10, 2020, the IRS has received extensions from the Supreme Court until May 14, 2020 to file their response to Altera's petition.The Company will continue to monitor ongoing developments in this matter and potential impacts to its financial statements.

Uncertain Tax Positions

As of April 4, 2020, the Company had gross unrecognized tax benefits, inclusive of interest, of $3.0 million, of which $2.1 million would affect the effective tax rate if recognized. During the three months ended April 4, 2020, the Company did not release any of its unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013, 2014, 2015 and 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $13.5 million additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.

Tax years 2015 through 2020 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company is not currently under audit in any major taxing jurisdiction.

The Company does not believe gross unrecognized tax benefits will decrease in the next 12 months.

12. Subsequent Event

On April 28, 2020, the Company acquired the Wi-Fi® and Bluetooth® business of Redpine Signals. The acquisition will accelerate the Company’s roadmap for Wi-Fi and Bluetooth silicon and software solutions. Under the terms of the agreement, the Company paid approximately $314 million as part of the closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2020 will have 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2019 had 52 weeks. Our first quarter of fiscal 2020 ended April 4, 2020. Our first quarter of fiscal 2019 ended March 30, 2019.

Impact of COVID-19

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a pandemic by the World Health Organization, affecting the populations of the United States as well as many foreign countries. We have largely transitioned our workforce to work from home. The third parties that perform our semiconductor manufacturing, assembly, packaging and testing have generally remained operational. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs and software enables us to develop highly differentiated solutions that address multiple markets. We group our products into the following categories:

●	Internet of Things products, which include wireless connectivity, microcontroller (MCU) and sensor products; and

●	Infrastructure and automotive products, which include timing products (clocks and oscillators); power products (isolation and Power over Ethernet (PoE) devices); broadcast products (consumer and automotive radio devices); and access products (Voice over IP (VoIP) products and embedded modems).

We have combined our previous product groups, Infrastructure, Broadcast and Access, into the Infrastructure and automotive product group. Prior periods were retrospectively adjusted.

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

Current Period Highlights

Revenues increased $26.8 million in the recent quarter compared to the first quarter of fiscal 2019, due to increased revenues from our Infrastructure and automotive products and IoT products. Gross profit increased $13.3 million during the same period due primarily to increased product sales. Gross margin decreased to 60.1% in the recent quarter compared to 61.6% in the first quarter of fiscal 2019 primarily due to variations in product mix. Operating expenses increased by $14.4 million in the recent quarter compared to the first quarter of fiscal 2019 due primarily to increased personnel-related expenses, acquisition-related costs and occupancy costs. Operating income in the recent quarter was $3.9 million compared to $5.1 million in the first quarter of fiscal 2019. The first quarter of fiscal 2020 included an additional week, which resulted in higher revenue, gross margin dollars and operating expenses compared to the prior year period.

We ended the first quarter with $1,058 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $59.7 million during the recent three-month period. Accounts receivable was $74.6 million at April 4, 2020, representing 31 days sales outstanding (DSO). Inventory was $68.2 million at April 4, 2020, representing 72 days of inventory (DOI). In the first three months of 2020, we repurchased 0.2 million shares of our common stock for $16.3 million.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. On April 28, 2020, we acquired the Wi-Fi and Bluetooth business of Redpine Signals for approximately $314 million. The acquisition will accelerate our roadmap for Wi-Fi and Bluetooth silicon and software solutions.

In the first three months of fiscal 2020, we introduced a Power over Ethernet (PoE) portfolio that reduces the cost and complexity of adding 90 W PoE to power sourcing equipment (PSE) and powered devices (PD); Secure Vault technology, a suite of state-of-the-art security features designed to help connected device manufacturers address escalating IoT security threats and regulatory pressures; secure, proprietary wireless system-on-chip (SoC) devices designed for power- and size-constrained IoT products such as electronic shelf labels; secure, ultra-low-power SoCs optimized for Zigbee® Green Power applications powered by coin cell batteries or energy-harvesting sources; and a Bluetooth SoC solution delivering a combination of security features, wireless performance, energy efficiency, and software tools and stacks to meet the market demand for high-volume, battery-powered IoT products. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the three months ended April 4, 2020, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the three months ended April 4, 2020.

The percentage of our revenues derived from outside of the United States was 88% during the three months ended April 4, 2020. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 4,	March 30,
	2020	2019

Revenues	100.0%	100.0%
Cost of revenues	39.9	38.4
Gross margin	60.1	61.6

Operating expenses:
Research and development	33.1	32.7
Selling, general and administrative	25.2	26.2
Operating expenses	58.3	58.9

Operating income	1.8	2.7

Other income (expense):
Interest income and other, net	1.5	1.5
Interest expense	(2.6)	(2.6)
Income before income taxes	0.7	1.6
Provision (benefit) for income taxes	(0.3)	(1.3)
Net income	1.0%	2.9%

Revenues

	Three Months Ended
	April 4,	March 30,		%
(in millions)	2020	2019	Change	Change
Internet of Things	$118.1	$106.4	$11.7	10.9%
Infrastructure and automotive	96.8	81.7	15.1	18.5%
Revenues	$214.9	$188.1	$26.8	14.2%

The change in revenues in the recent three month period was due to:

●	Increased revenues of $11.7 million for our IoT products, due primarily to increased demand for our MCU products and wireless connectivity products.

●	Increased revenues of $15.1 million for our Infrastructure and automotive products, due primarily to increased demand for our power, consumer and automotive products.

Unit volumes of our products increased by 27.7% and average selling prices decreased by 10.3% compared to the three months ended March 30, 2019. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Profit

	Three Months Ended
	April 4,	March 30,
(in millions)	2020	2019	Change
Gross profit	$129.2	$115.9	$13.3
Gross margin	60.1%	61.6%	(1.5)%

Gross profit increased during the recent three month period due primarily to increased product sales. The change in gross profit in the recent period was due to an increase in gross profit of $8.2 million for our Infrastructure and automotive products and $5.1 million for our Internet of Things products. Gross margin decreased primarily due to variations in product mix.

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

Research and Development

	Three Months Ended
	April 4,	March 30,		%
(in millions)	2020	2019	Change	Change
Research and development	$71.2	$61.6	$9.6	15.7%
Percent of revenue	33.1%	32.7%

The increase in research and development expense in the recent three month period was primarily due to increases of $8.3 million for personnel-related expenses, including costs associated with increased headcount, and $0.8 million for occupancy costs. We expect that research and development expense will increase in absolute dollars in the second quarter of fiscal 2020, primarily due to costs associated with the acquisition of the Redpine Signals Wi-Fi and Bluetooth business.

Selling, General and Administrative

	Three Months Ended
	April 4,	March 30,		%
(in millions)	2020	2019	Change	Change
Selling, general and administrative	$54.0	$49.2	$4.8	9.7%
Percent of revenue	25.2%	26.2%

The increase in selling, general and administrative expense in the recent three month period was primarily due to an increase of $3.5 million for personnel-related expenses, including costs associated with increased headcount, and $1.2 million for acquisition-related costs. We expect that selling, general and administrative expense will decrease in absolute dollars in the second quarter of fiscal 2020.

Interest Income and Other, Net

Interest income and other, net for the three months ended April 4, 2020 was $3.3 million compared to $2.8 million for the three months ended March 30, 2019. The increase in interest income and other, net was primarily due to increased interest income earned as a result of higher investment balances.

Interest Expense

Interest expense for the three months ended April 4, 2020 was relatively flat at $5.5 million compared to $5.0 million for the three months ended March 30, 2019.

Provision (Benefit) for Income Taxes

	Three Months Ended
	April 4,	March 30,
(in millions)	2020	2019	Change
Provision (benefit) for income taxes	$(0.6)	$(2.5)	$1.9
Effective tax rate	(35.4)%	(85.0)%

The effective tax rate for the three months ended April 4, 2020 increased from the prior period primarily due to a decrease in the Company’s excess tax benefits from stock-based compensation, offset by an increase in the Company’s federal research and development credit benefit year over year and further impacted by its relation to pre-tax book income. The tax benefit in both periods is the result of the windfall benefit on share-based instruments and the Federal research and development tax credit exceeding our tax provision.

The effective tax rates for each of the periods presented differ from the U.S. federal statutory tax rates of 21% due to the amount of income earned in foreign jurisdictions where the tax rate may be higher or lower than the federal statutory tax rate, and other permanent items including research and development tax credits , the tax effects of stock-based compensation and GILTI, or global intangible low-tax income.

Business Outlook

The following represents our business outlook for the second quarter of fiscal 2020.

Income Statement Item	Estimate

Revenues	$190 million to $210 million

Gross margin	60.5%

Operating expenses	$122 million

Effective tax rate	0.0%

Diluted earnings (loss) per share	$(0.26) to $(0.03)

Liquidity and Capital Resources

Our principal sources of liquidity as of April 4, 2020 consisted of $1,058 million in cash, cash equivalents and short-term investments, of which approximately $868 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, U.S. government securities and variable-rate demand notes; corporate debt securities, which include asset-backed securities, corporate bonds and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $59.7 million during the three months ended April 4, 2020, compared to net cash provided of $32.0 million during the three months ended March 30, 2019. Operating cash flows during the three months ended April 4, 2020 reflect our net income of $2.2 million, adjustments of $30.7 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $26.8 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $74.6 million at April 4, 2020 from $75.6 million at December 28, 2019. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 31 days at April 4, 2020 and December 28, 2019.

Inventory decreased to $68.2 million at April 4, 2020 from $73.1 million at December 28, 2019. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 72 days at April 4, 2020 and 76 days at December 28, 2019.

Investing Activities

Net cash provided by investing activities was $51.5 million during the three months ended April 4, 2020, compared to net cash provided of $31.2 million during the three months ended March 30, 2019. The increase in cash inflows was principally due to an increase of $20.5 million in net sales and purchases of marketable securities in the current period.

Financing Activities

Net cash provided by financing activities was $277.4 million during the three months ended April 4, 2020, compared to net cash used of $29.1 million during the three months ended March 30, 2019. The increase in cash inflows was principally due to $310 million in proceeds from our revolving line of credit. In April 2020, the Board of Directors terminated our existing share repurchase program, effective immediately, which had an authorization amount of $200 million and a termination date of December 2020.

Our debt facilities include $400 million principal amount convertible senior notes (the “Notes”) and a $400 million revolving credit facility. The Notes bear interest semi-annually at a rate of 1.375% per year and will mature on March 1, 2022, unless repurchased, redeemed or converted at an earlier date. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On March 27, 2020, we borrowed $310 million under the revolving credit facility. We increased our borrowings as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The proceeds borrowed will be available to be used for general corporate purposes and/or to finance all or a portion of the purchase price to acquire the Wi-Fi and Bluetooth business of Redpine Signals. See Note 6, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We assess goodwill for impairment by comparing the fair value of a reporting unit to its carrying amount. In determining fair value, the accounting guidance allows for the use of several valuation methodologies, although it states quoted market prices are the best evidence of fair value. If the fair value of the reporting unit is less than its carrying amount, we recognize an impairment loss equal to that excess amount.

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

Stock-based compensation - We recognize the fair-value of stock-based compensation transactions in the Consolidated Statements of Income. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance awards is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and employee stock purchase plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 10, Stock-Based Compensation, to the Condensed Consolidated Financial Statements for additional information.

Income taxes - We are required to calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we are required to estimate the amount of expected future taxable income. Judgment is inherent in this process and differences between the estimated and actual taxable income could result in a material impact on our Consolidated Financial Statements.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of April 4, 2020 would decrease our future annual interest income by approximately $9.8 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our Credit Facility. The interest rate on the Credit Facility consists of a variable-rate of interest and an applicable margin. We have entered into an interest rate swap agreement with an original notional value of $310 million that, effectively, converted the variable-rate interest payments to fixed-rate interest payments through April 1, 2021.

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

Investments in Auction-rate Securities

As of April 4, 2020, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that a credit-related decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 4, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended April 4, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is provided in Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.

Item 1A. Risk Factors

Risks Related to our Business

The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers and other items identified in the risk factors below, all of which are uncertain and cannot be predicted.

The impacts of the COVID-19 pandemic, or a similar public health crisis, on our business, customers, suppliers, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

●	The duration and impact of a global economic recession or depression that could further reduce demand and/or pricing for our products;

●	Disruptions to our business and supply chain (and the business and supply chains of our customers) in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas impacted by the public health crisis, including disruptions caused by illnesses, quarantines and restrictions on people’s ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions;

●	Delays or limitations on the ability of our customers to make timely payments;

●	Governmental actions to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines and business shutdowns or slowdowns, facility closures or other restrictions;

●	Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures or to refinance our existing indebtedness ;

●	Potential asset impairments, including goodwill, intangible assets, investments and other assets;

●	Complexities related to our employees temporarily working from home as well as increased cyber-related risks due to our employees working from home;

●	Potential failure of our computer systems or communication systems; and

●	Investment-related risks, including difficulties in liquidating investments due to current market conditions and adverse investment performance.

There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our revenues and operating results, including:

●	The timing and volume of orders received from our customers;

●	The timeliness of our new product introductions and the rate at which our new products may cannibalize our older products;

●	The rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as "design wins”;

●	The time lag and realization rate between “design wins” and production orders;

●	The demand for, and life cycles of, the products incorporating our mixed-signal solutions;

●	The rate of adoption of mixed-signal products in the markets we target;

●	Deferrals or reductions of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of mixed-signal ICs;

●	Changes in product mix;

●	The average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing;

●	The average selling prices for our products generally decline over time;

●	Changes in market standards;

●	Impairment charges related to inventory, equipment or other long-lived assets;

●	The software used in our products, including software provided by third parties, may not meet the needs of our customers;

●	Our customers may not be able to obtain other components such as capacitors (which are currently in short supply) that they need to incorporate in conjunction with our products, leading to potential downturn in the demand for our products;

●	Significant legal costs to defend our intellectual property rights or respond to claims against us; and

●	The rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 4, 2020 was $71.2 million, or 33.1% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the three months ended April 4, 2020, the percentage of our revenues derived from outside of the United States was 88% (and the revenue associated with end customers in China was 22%, and revenue attributed to China based on shipped-to location was 39%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

●	Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;

●	Protectionist laws and business practices, including trade restrictions, tariffs, export controls, quotas and other trade barriers, including China-U.S. trade policies and the potential effects of Brexit;

●	Trade tensions, geopolitical uncertainty, or governmental actions, including those arising from the trade dispute between the U.S. and China, may lead customers to favor products from non-US companies which could put us at a competitive disadvantage and result in decreased customer demand for our products and our customers’ products;

●	Restrictions or tariffs imposed on certain countries and sanctions or export controls imposed on customers or suppliers may affect our ability to sell and source our products;

●	Difficulties related to the protection of our intellectual property rights in some countries;

●	Public health crises, such as the COVID-19 pandemic, may affect our international operations, suppliers and customers and we may experience delays in product development, a decreased ability to support our customers and reduced design win activity if the travel restrictions or business shutdowns or slowdowns continue for an extended period of time in any of the countries in which we, our suppliers and our customers operate and do business;

●	Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act, which we expect to increase our effective tax rate, in part due to the impact of the requirement to capitalize and amortize foreign research and development expenses beginning in 2022;

●	Longer sales cycles;

●	Greater difficulty in accounts receivable collection and longer collection periods;

●	High levels of distributor inventory subject to price protection and rights of return to us;

●	Political and economic instability;

●	Greater difficulty in hiring and retaining qualified personnel; and

●	The need to have business and operations systems that can meet the needs of our international business and operating structure.

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

In particular, the extent of the impact of the COVID-19 pandemic on our ability to complete the acquisition of the Wi-Fi and Bluetooth business of Redpine Signals and integrate these assets into our business is unpredictable and will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation, and other actions that may be taken by governmental authorities. Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended April 4, 2020, 76% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly. Because we consolidated our distribution relationships to a single global distributor, Arrow Electronics, in fiscal 2018, termination of the relationship with Arrow Electronics, either by us or by Arrow Electronics, could result in a temporary or permanent loss of revenue. If Arrow Electronics fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Arrow Electronics, we may not be able to find a distributor with the scale and resources of Arrow Electronics, maintain existing levels of international revenue or realize expected long-term international revenue growth. We may not be successful in finding suitable alternative global distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers.

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

If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. Public health crises, such as the COVID-19 pandemic may affect our suppliers’ production capabilities as a result of quarantines, closures of production facilities, lack of supplies or delays caused by restrictions on travel.

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

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

Most of our foundries and several of our assembly and test subcontractors’ sites are located in Taiwan and most of our other foundry, assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Earthquakes, tsunamis, fire, flooding, lack of water or other natural disasters, an epidemic such as the current COVID-19 outbreak, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all.

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers. North Korea’s recent geopolitical maneuverings, including nuclear weapons and long-range missile testing, have created unrest. Such unrest could create economic uncertainty or instability, could escalate to war or otherwise adversely affect South Korea and our South Korean customers and reduce our sales to such customers, which would materially and adversely affect our operating results. In addition, a significant portion of the assembly and testing of our products occurs in South Korea. Any disruption resulting from these events, including the COVID-19 pandemic, could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor. If the COVID-19 pandemic continues to progress in ways that significantly disrupt the manufacture, shipment and sales of our products or the products of our customers, this may materially negatively impact our operating results for subsequent periods. For example, if the travel restrictions or business shutdowns or slowdowns continue for an extended period of time in Taiwan, South Korea or the other countries in which our current manufacturers, assemblers, test service providers, distributors and customers are located, we may experience delays in product production, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions.

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

Our debt could adversely affect our operations and financial condition

We believe we have the ability to service our debt, but our ability to make the required payments thereunder when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and other factors affecting our operations, including risk factors described herein, such as the potential implications of the COVID-19 pandemic, many of which are beyond our control. Our credit facility also contains covenants, including financial covenants. If we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to any applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable.

We could seek to raise additional debt or equity capital in the future, but additional capital may not be available on terms acceptable to us, or at all

We believe that our existing cash, cash equivalents, investments and credit under our credit facility will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, our ability to borrow further under the credit facility is dependent upon our ability to satisfy various conditions, covenants and representations. It is possible that we may need to raise additional funds to finance our activities or to facilitate acquisitions of other businesses, products, intellectual property or technologies. We believe we could raise these funds, if needed, by selling equity or debt securities to the public or to selected investors. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. However, we may not be able to obtain additional funds on favorable terms, or at all, particularly during financial market instability related to the COVID-19 pandemic. If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.

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

Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We believe the semiconductor industry is currently suffering a downturn due in large part to adverse macroeconomic conditions, characterized by a slowdown in overall GDP performance and factory activity in certain regions, particularly in China , higher levels of customer inventory, the impact of tariffs on trade relations, and greater overall uncertainty regarding the economy. This downturn has had, and may continue to have, a material adverse effect on our business and operating results. In addition, the COVID-19 pandemic has caused further global economic uncertainty. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and suppliers, and could impact our business and operating results in the future.

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

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with AltoBeam, Analog Devices, Aura, Broadcom, Dialog, Espressif, Infineon, Maxim Integrated Products, MaxLinear, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Rafael, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

The following table summarizes repurchases of our common stock during the three months ended April 4, 2020 (in thousands, except per share amounts):

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total	Average	Part of Publicly	Shares that May
	Number of	Price	Announced	Yet Be Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
December 29, 2019 — January 25, 2020	—	$—	—	$134,023

January 26, 2020 — February 22, 2020	—	$—	—	$134,023

February 23, 2020 — April 4, 2020	210	$77.68	210	$117,740
Total	210	$77.68	210

In April 2020, the Board of Directors terminated our existing share repurchase program, effective immediately, which had an authorization amount of $200 million and a termination date of December 2020. The program allowed for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number
2.1*

Asset Purchase Agreement, dated March 11, 2020, by and among Silicon Laboratories Inc., Silicon Laboratories International Pte. Ltd. and Redpine Signals, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on March 12, 2020).

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

SILICON LABORATORIES INC.

April 29, 2020	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

April 29, 2020	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)