Form 10-Q
period 2020-07-04
SILICON LABORATORIES INC.
filed 2020-07-29
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2020

or

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

As of July 21, 2020, 43,795,567 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 4,	December 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$277,659	$227,146
Short-term investments	445,685	498,825
Accounts receivable, net	70,487	75,639
Inventories	70,022	73,057
Prepaid expenses and other current assets	53,584	69,192
Total current assets	917,437	943,859
Property and equipment, net	140,200	135,939
Goodwill	631,932	398,402
Other intangible assets, net	189,923	134,279
Other assets, net	44,215	62,374
Total assets	$1,923,707	$1,674,853

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,245	$38,899
Deferred revenue and returns liability	26,358	19,251
Other current liabilities	68,397	79,551
Total current liabilities	135,000	137,701
Convertible debt	571,774	368,257
Other non-current liabilities	59,287	53,844
Total liabilities	766,061	559,802
Commitments and contingencies
Stockholders' equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 43,796 and 43,496 shares issued and outstanding at July 4, 2020 and December 28, 2019, respectively	4	4
Additional paid-in capital	173,477	133,793
Retained earnings	981,554	980,608
Accumulated other comprehensive income	2,611	646
Total stockholders’ equity	1,157,646	1,115,051
Total liabilities and stockholders’ equity	$1,923,707	$1,674,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
Revenues	$207,533	$206,709	$422,410	$394,822
Cost of revenues	81,222	79,660	166,933	151,899
Gross profit	126,311	127,049	255,477	242,923
Operating expenses:
Research and development	70,838	63,856	142,061	125,422
Selling, general and administrative	48,404	48,637	102,400	97,853
Operating expenses	119,242	112,493	244,461	223,275
Operating income	7,069	14,556	11,016	19,648
Other income (expense):
Interest income and other, net	3,267	3,696	6,518	6,519
Interest expense	(11,778)	(5,005)	(17,319)	(10,002)
Income (loss) before income taxes	(1,442)	13,247	215	16,165
Provision (benefit) for income taxes	381	29,276	(206)	26,796

Net income (loss)	$(1,823)	$(16,029)	$421	$(10,631)

Earnings (loss) per share:
Basic	$(0.04)	$(0.37)	$0.01	$(0.25)
Diluted	$(0.04)	$(0.37)	$0.01	$(0.25)

Weighted-average common shares outstanding:
Basic	43,761	43,386	43,699	43,287
Diluted	43,761	43,386	44,219	43,287

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
Net income (loss)	$(1,823)	$(16,029)	$421	$(10,631)

Other comprehensive income, before tax
Net changes to available-for-sale securities
Unrealized gains arising during the period	3,068	1,207	2,598	2,632
Reclassification for gains included in net income (loss)	(121)	—	(222)	—

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	496	44	(311)	56
Reclassification for losses included in net income (loss)	282	194	423	431

Other comprehensive income, before tax	3,725	1,445	2,488	3,119

Provision for income taxes	783	304	523	655

Other comprehensive income	2,942	1,141	1,965	2,464

Comprehensive income (loss)	$1,119	$(14,888)	$2,386	$(8,167)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended July 4, 2020	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of April 4, 2020	43,670	$4	$116,553	$983,377	$(331)	$1,099,603
Net income (loss)	—	—	—	(1,823)	—	(1,823)
Other comprehensive income	—	—	—	—	2,942	2,942
Stock issuances, net of shares withheld for taxes	126	—	7,295	—	—	7,295
Stock-based compensation	—	—	14,458	—	—	14,458
Convertible debt issuance	—	—	35,171	—	—	35,171
Balance as of July 4, 2020	43,796	$4	$173,477	$981,554	$2,611	$1,157,646

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended June 29, 2019	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of March 30, 2019	43,341	$4	$90,988	$966,741	$(251)	$1,057,482
Net income (loss)	—	—	—	(16,029)	—	(16,029)
Other comprehensive income	—	—	—	—	1,141	1,141
Stock issuances, net of shares withheld for taxes	127	—	6,713	—	—	6,713
Repurchases of common stock	(124)	—	(11,712)	—	—	(11,712)
Stock-based compensation	—	—	13,676	—	—	13,676
Balance as of June 29, 2019	43,344	$4	$99,665	$950,712	$890	$1,051,271

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Six Months Ended July 4, 2020	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 28, 2019	43,496	$4	$133,793	$980,608	$646	$1,115,051
Cumulative effect of adoption of accounting standard	—	—	—	525	—	525
Net income (loss)	—	—	—	421	—	421
Other comprehensive income	—	—	—	—	1,965	1,965
Stock issuances, net of shares withheld for taxes	509	—	(8,999)	—	—	(8,999)
Repurchases of common stock	(209)	—	(16,287)	—	—	(16,287)
Stock-based compensation	—	—	29,799	—	—	29,799
Convertible debt issuance	—	—	35,171	—	—	35,171
Balance as of July 4, 2020	43,796	$4	$173,477	$981,554	$2,611	$1,157,646

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Six Months Ended June 29, 2019	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 29, 2018	43,088	$4	$107,517	$961,343	$(1,574)	$1,067,290
Net income (loss)	—	—	—	(10,631)	—	(10,631)
Other comprehensive income	—	—	—	—	2,464	2,464
Stock issuances, net of shares withheld for taxes	557	—	(7,400)	—	—	(7,400)
Repurchases of common stock	(301)	—	(26,716)	—	—	(26,716)
Stock-based compensation	—	—	26,264	—	—	26,264
Balance as of June 29, 2019	43,344	$4	$99,665	$950,712	$890	$1,051,271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 4,	June 29,
	2020	2019
Operating Activities
Net income (loss)	$421	$(10,631)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation of property and equipment	8,428	8,447
Amortization of other intangible assets and other assets	21,568	20,476
Amortization of debt discount and debt issuance costs	8,359	6,659
Loss on extinguishment of convertible debt	3,685	—
Stock-based compensation expense	29,770	26,253
Deferred income taxes	1,177	24,043
Changes in operating assets and liabilities:
Accounts receivable	7,070	893
Inventories	6,767	1,118
Prepaid expenses and other assets	21,821	11,326
Accounts payable	(769)	5,321
Other current liabilities and income taxes	(15,442)	(18,101)
Deferred revenue and returns liability	6,678	(1,228)
Other non-current liabilities	970	(3,222)
Net cash provided by operating activities	100,503	71,354

Investing Activities
Purchases of available-for-sale investments	(199,347)	(184,170)
Sales and maturities of available-for-sale investments	255,112	151,428
Purchases of property and equipment	(10,394)	(9,402)
Purchases of other assets	(820)	(2,588)
Acquisition of business, net of cash acquired	(316,809)	—
Net cash used in investing activities	(272,258)	(44,732)

Financing Activities
Proceeds from issuance of debt	845,000	—
Payments on debt	(597,446)	—
Repurchases of common stock	(16,287)	(26,716)
Payment of taxes withheld for vested stock awards	(16,756)	(14,509)
Proceeds from the issuance of common stock	7,757	7,109
Net cash provided by (used in) financing activities	222,268	(34,116)

Increase (decrease) in cash and cash equivalents	50,513	(7,494)
Cash and cash equivalents at beginning of period	227,146	197,043
Cash and cash equivalents at end of period	$277,659	$189,549

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 4, 2020 and December 28, 2019, the condensed consolidated results of its operations for the three and six months ended July 4, 2020 and June 29, 2019, the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 4, 2020 and June 29, 2019, the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended July 4, 2020 and June 29, 2019, and the Condensed Consolidated Statements of Cash Flows for the six months ended July 4, 2020 and June 29, 2019. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended July 4, 2020 are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
Net income (loss)	$(1,823)	$(16,029)	$421	$(10,631)

Shares used in computing basic earnings (loss) per share	43,761	43,386	43,699	43,287

Effect of dilutive securities:
Stock-based awards and convertible debt	—	—	520	—
Shares used in computing diluted earnings (loss) per share	43,761	43,386	44,219	43,287

Earnings (loss) per share:
Basic	$(0.04)	$(0.37)	$0.01	$(0.25)
Diluted	$(0.04)	$(0.37)	$0.01	$(0.25)

For the three months ended July 4, 2020 and June 29, 2019 and the six months ended July 4, 2020 and June 29, 2019, approximately 0.4 million, 0.0 million, 0.3 million and 0.5 million shares, respectively, consisting of restricted stock awards (RSUs) and market stock awards (MSUs), were not included in the diluted earnings (loss) per share calculation since the shares were anti-dilutive. Further, diluted shares used in calculating net loss per share for the three months ended July 4, 2020 and the three and six months ended June 29, 2019 excluded 0.3 million shares, 0.6 million shares and 0.6 million shares, respectively, due to the Company’s net loss for the periods.

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For three and six months ended July 4, 2020, approximately 0.0 million shares and 0.2 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements
	at July 4, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$179,239	$—	$—	$179,239
Corporate debt securities	—	2,397	—	2,397
Government debt securities	—	22,344	—	22,344
Total cash equivalents	$179,239	$24,741	$—	$203,980

Short-term investments:
Government debt securities	$77,409	$45,443	$—	$122,852
Corporate debt securities	—	322,833	—	322,833
Total short-term investments	$77,409	$368,276	$—	$445,685

Other assets, net:
Auction rate securities	$—	$—	$5,400	$5,400
Total	$—	$—	$5,400	$5,400

Total	$256,648	$393,017	$5,400	$655,065

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

Available-for-sale investments

The Company's investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 4, 2020 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$438,505	$439,825
Due after one year through ten years	207,194	209,840
Due after ten years	6,000	5,400
	$651,699	$655,065

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of July 4, 2020	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$8,186	$(1)	$—	$—	$8,186	$(1)
Corporate debt securities	57,574	(65)	—	—	57,574	(65)
Auction rate securities	—	—	5,400	(600)	5,400	(600)
	$65,760	$(66)	$5,400	$(600)	$71,160	$(666)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 28, 2019	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$11,947	$(19)	$7,183	$(7)	$19,130	$(26)
Corporate debt securities	68,116	(81)	20	—	68,136	(81)
Auction rate securities	—	—	5,647	(353)	5,647	(353)
	$80,063	$(100)	$12,850	$(360)	$92,913	$(460)

The gross unrealized losses as of July 4, 2020 and December 28, 2019 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of July 4, 2020, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At July 4, 2020 and December 28, 2019, there were no material unrealized gains associated with the Company's available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
July 4, 2020
(000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,400	Discounted cash flow	Estimated yield	2.22%

		Expected holding period	10 years

		Estimated discount rate	2.15%

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

The following summarizes the activity in Level 3 financial instruments for the three and six months ended July 4, 2020 (in thousands):

Assets

	Three Months	Six Months
Auction Rate Securities	Ended	Ended
Beginning balance	$5,400	$5,647
Loss included in other comprehensive income	—	(247)
Balance at July 4, 2020	$5,400	$5,400

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of July 4, 2020 and December 28, 2019, the fair value of the 1.375% convertible senior notes was $196.5 million and $524.0 million, respectively. The fair value of the 0.625% convertible senior notes as of July 4, 2020 was $569.1 million.

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

Cash Flow Hedges

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive income in the Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive income may be recognized in the Consolidated Statement of Operations based on an assessment of the contracts at the time of termination.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of July 4, 2020, the contracts had a maturity of less than one month and an aggregate notional value of $1.2 million. Losses expected to be reclassified into earnings in the next 12 months were not material. The fair value of the contracts, contract losses recognized in other comprehensive income and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.

Interest Rate Swaps

The Company uses interest rate swap agreements to manage exposure to interest rate risks. The effective portion of the gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity and is subsequently recognized as interest expense in the Consolidated Statement of Operations when the hedged exposure affects earnings. If the credit facility or the interest rate swap agreement is terminated prior to maturity, the fair value of the interest rate swap recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Operations based on an assessment of the agreements at the time of termination.

The Company entered into an interest rate swap agreement with an original notional value of $310 million in connection with borrowing from its credit facility on March 27, 2020. The Company terminated the swap agreement on June 1, 2020 in connection with the repayment in full of its credit facility. The termination of the swap agreement resulted in the reclassification of $0.4 million of unrealized losses that were previously recorded in accumulated other comprehensive income (loss) into earnings.

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

As of July 4, 2020, the Company held three foreign currency forward contracts denominated in Singapore Dollars with a notional value of $17.8 million. The fair value of foreign contracts and contract losses recognized in income were not material for any of the periods presented.

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	July 4,	December 28,
	2020	2019
Work in progress	$48,777	$52,350
Finished goods	21,245	20,707
	$70,022	$73,057

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Acquisition

Redpine Signals

On April 28, 2020, the Company acquired the Wi-Fi® and Bluetooth® business of Redpine Signals. The acquisition will accelerate the Company’s roadmap for Wi-Fi and Bluetooth silicon and software solutions. The purchase price was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of the goodwill is deductible for tax purposes. The purchase price was allocated as follows (in thousands):

		Weighted-Average
		Amortization Period
	Amount	(Years)
Intangible assets:
In-process research and development	$11,753	Not amortized
Developed technology	61,674	8
Customer relationships	2,450	2
Trademarks	661	2
	76,538

Accounts receivable	1,395
Inventory	4,375
Other current assets	1,251
Goodwill	233,530
Other non-current assets	673
Current liabilities	(856)
Non-current liabilities	(97)
Total purchase price	$316,809

In-process research and development (IPR&D) represents Wi-Fi and Bluetooth technology that had not achieved technological feasibility as of the acquisition date. The fair value of IPR&D was determined using the income approach. The discount rate applied to the projected cash flows was 13.8%, which reflects the risks related to the projects. The allocation of the purchase price is preliminary and subject to change, primarily for the valuation of consideration, intangible assets and the finalization of income tax matters.

Revenues attributable to the Redpine Signals business from the date of acquisition to July 4, 2020 were $2.4 million. Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $1.5 million of acquisition-related costs in selling, general and administrative expenses during the six months ended July 4, 2020.

7. Debt

0.625% Convertible Senior Notes

On June 1, 2020, the Company completed a private offering of $535 million principal amount convertible senior notes (the “2025 Notes”). The 2025 Notes bear interest semi-annually at a rate of 0.625% per year and mature on June 15, 2025. The Company used $310.0 million of the proceeds to repay in full the outstanding balance under its credit facility and the remainder of the proceeds, along with cash on hand, to repurchase approximately $236.8 million aggregate principal amount of its outstanding 1.375% convertible senior notes.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The 2025 Notes are convertible at an initial conversion rate of 8.1498 shares of common stock per $1,000 principal amount of the 2025 Notes, or approximately 4.4 million shares of common stock, which is equivalent to a conversion price of approximately $122.70 per share. The conversion rate is subject to adjustment under certain circumstances. Holders may convert the 2025 Notes under the following circumstances: during any calendar quarter after the calendar quarter ended on September 30, 2020 if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to $159.51 per share, representing 130% of the conversion price of the 2025 Notes; during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the Notes are called for redemption; or at any time after March 15, 2025. The Company may redeem all or any portion of the 2025 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. Upon conversion, the 2025 Notes may be settled in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election.

The Company incurred debt issuance costs of approximately $10.4 million, which was allocated to the liability and equity components in proportion to the allocation of the proceeds. The costs allocated to the liability component are being amortized as interest expense over the term of the 2025 Notes using the effective interest method.

1.375% Convertible Senior Notes

On March 6, 2017, the Company completed a private offering of $400 million principal amount convertible senior notes (the “2022 Notes”). The Notes bear interest semi-annually at a rate of 1.375% per year and mature on March 1, 2022.

The 2022 Notes are convertible at an initial conversion rate of 10.7744 shares of common stock per $1,000 principal amount of the 2022 Notes, or approximately 4.3 million shares of common stock, which is equivalent to a conversion price of approximately $92.81 per share. The conversion rate is subject to adjustment under certain circumstances. Holders may convert the 2022 Notes under the following circumstances: during any calendar quarter after the calendar quarter ended on June 30, 2017 if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to $120.66 per share, representing 130% of the conversion price of the 2022 Notes; during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the 2022 Notes are called for redemption; or at any time after December 1, 2021. The Company may redeem all or any portion of the 2022 Notes, at its option, on or after March 6, 2020, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. Upon conversion, the 2022 Notes may be settled in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election.

On June 1, 2020, the Company paid $276.9 million in cash to repurchase $236.8 million aggregate principal amount of the 2022 Notes. The Company recognized a loss on debt extinguishment of $3.7 million during the three months ended July 4, 2020, which was recorded in interest expense in the Condensed Consolidated Statements of Operations.

The principal balances of the notes were separated into liability and equity components, and recorded initially at fair value. The excess of the principal amounts of the liability components over their carrying amounts represent the debt discount, which are amortized to interest expense over the term of the notes using the effective interest method. The carrying amounts of the liability components was estimated by discounting the contractual cash flows of similar non-convertible debt at an appropriate market rate at the date of issuance.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The carrying amount of the notes consisted of the following (in thousands):

	July 4,	December 28,
	2020	2019
Liability component
Principal	$698,217	$400,000
Unamortized debt discount	(117,008)	(27,580)
Unamortized debt issuance costs	(9,435)	(4,163)
Net carrying amount	$571,774	$368,257

Equity component
Net carrying amount	$113,932	$57,735

The liability components of the notes are recorded in convertible debt on the Consolidated Balance Sheet. The equity components of the notes are recorded in additional paid-in capital. The effective interest rate for the liability component was 5.336% for the 2025 Notes and 4.75% for the 2022 Notes. As of July 4, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 5.0 years for the 2025 Notes and 1.7 years for the 2022 Notes.

Interest expense related to the notes was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
Contractual interest expense	$1,374	$1,360	$2,841	$2,750
Amortization of debt discount	4,132	2,900	7,378	5,786
Amortization of debt issuance costs	491	437	981	873
	$5,997	$4,697	$11,200	$9,409

Credit Facility

The Company (and certain of its domestic subsidiaries (the “Guarantors”)) have a $400 million revolving credit facility with a maturity date of August 7, 2024. The credit facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company also has an option to increase the size of the borrowing capacity by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio (funded debt secured by assets/EBITDA) to exceed 3.25 to 1.00, subject to certain conditions. On March 27, 2020, the Company borrowed $310 million under the credit facility. On June 1, 2020, the Company repaid in full the outstanding balance of the credit facility.

The credit facility, other than swingline loans, will bear interest at the Eurodollar rate plus an applicable margin or, at the option of the Company, a base rate (defined as the highest of the Wells Fargo prime rate, the Federal Funds rate plus 0.50% and the Eurodollar Base Rate plus 1.00%) plus an applicable margin. Swingline loans accrue interest at the base rate plus the applicable margin for base rate loans. The applicable margins for the Eurodollar rate loans range from 1.00% to 1.75% and for base rate loans range from 0.00% to 0.75%, depending in each case, on the leverage ratio as defined in the credit facility.

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of July 4, 2020, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

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

9. Stockholders’ Equity

Common Stock

The Company issued 0.5 million shares of common stock during the six months ended July 4, 2020.

Share Repurchase Program

In April 2020, the Board of Directors terminated the Company's existing share repurchase program, effective immediately, which had an authorization amount of $200 million and a termination date of December 2020. The Company repurchased 0.2 million shares and 0.3 million shares of its common stock for $16.3 million and $26.7 million during the six months ended July 4, 2020 and June 29, 2019, respectively. These shares were retired upon repurchase.

Reclassifications From Accumulated Other Comprehensive Income (Loss)

The following table summarizes the effect on net income (loss) from reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
Reclassification	2020	2019	2020	2019
Gains on available-for-sales securities to:
Interest income and other, net	$121	$—	$222	$—

Losses on cash flow hedges to:
Operating expenses	(282)	(194)	(423)	(431)
	(161)	(194)	(201)	(431)

Income tax expense	34	41	40	91

Total reclassifications	$(127)	$(153)	$(161)	$(340)

10. Revenues

The Company groups its revenues into two categories, based on the markets and applications in which its products may be used. The following disaggregates the Company's revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
Internet of Things	$115,055	$124,664	$233,096	$231,085
Infrastructure and automotive	92,478	82,045	189,314	163,737
	$207,533	$206,709	$422,410	$394,822

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company has combined its previous product groups, Infrastructure, Broadcast and Access, into the Infrastructure and automotive product group. Prior periods were retrospectively adjusted.

A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended July 4, 2020 and June 29, 2019 and the six months ended July 4, 2020 and June 29, 2019, the Company recognized revenue of $13.5 million, $13.5 million, $14.6 million and $15.4 million, respectively, from performance obligations that were satisfied in previous reporting periods.

The following disaggregates the Company's revenue by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
Distributors	$167,016	$151,180	$330,479	$285,309
Direct customers	40,517	55,529	91,931	109,513
	$207,533	$206,709	$422,410	$394,822

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019
Cost of revenues	$376	$326	$711	$645
Research and development	7,072	6,459	14,442	12,556
Selling, general and administrative	7,009	6,884	14,617	13,052
	14,457	13,669	29,770	26,253
Income tax (expense) benefit	760	(2,186)	2,125	1,134
	$13,697	$15,855	$27,645	$25,119

The Company had approximately $100.1 million of total unrecognized compensation costs related to granted stock options and awards as of July 4, 2020 that are expected to be recognized over a weighted-average period of approximately 2.4 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $0.4 million and $29.3 million for the three months ended July 4, 2020 and June 29, 2019, resulting in effective tax rates of (26.4)% and 221.0%, respectively. Income tax expense (benefit) was $(0.2) million and $26.8 million for the six months ended July 4, 2020 and June 29, 2019, resulting in effective tax rates of (95.8)% and 165.8%, respectively. The significant change in the effective tax rate for the three and six months ended July 4, 2020 as compared to the prior periods was primarily due to the impact in the prior periods of a change in the Company’s position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement as well as a change in the proportion of permanent tax impacts relative to a decrease in current year pre-tax book income.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner which concluded that related parties in an intercompany cost-sharing arrangement are not required to share costs related to stock-based compensation. On June 7, 2019, the U.S Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) reversed the 2015 decision of the U.S. Tax Court, thus requiring related parties in an intercompany cost-sharing agreement to share stock-based compensation costs. As a result of the Ninth Circuit decision, the Company no longer reflects a tax benefit related to the removal or exclusion of stock-based compensation from its intercompany cost-sharing arrangement within its financial statements. On June 22, 2020, the U.S. Supreme Court denied Altera’s petition for writ of certiorari, declining to review the Ninth Circuit’s decision. Based on the Supreme Court’s denial to hear the Altera case, until and unless there is further litigation on this matter in the future, the Company considers the matter resolved.

Uncertain Tax Positions

As of July 4, 2020, the Company had gross unrecognized tax benefits, inclusive of interest, of $2.4 million, of which $2.0 million would affect the effective tax rate if recognized. During the six months ended July 4, 2020, the Company did not release any of its unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013, 2014, 2015 and 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $14.9 million additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2020 will have 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2019 had 52 weeks. Our second quarter of fiscal 2020 ended July 4, 2020. Our second quarter of fiscal 2019 ended June 29, 2019.

Impact of COVID-19

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a worldwide pandemic by the World Health Organization. We implemented a response plan and continued operations while largely transitioning our global workforce to a remote work model. The third parties that perform our semiconductor manufacturing, assembly, packaging and testing have generally remained operational. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Current Period Highlights

Revenues increased $0.8 million in the recent quarter compared to the second quarter of fiscal 2019 due to increased revenues from our Infrastructure and automotive products, offset by decreased revenues from our IoT products. Gross profit decreased $0.7 million during the same period due primarily to the fair value write-up associated with previously acquired inventory. Gross margin decreased to 60.9% in the recent quarter compared to 61.5% in the second quarter of fiscal 2019 due primarily to variations in product mix. Operating expenses increased by $6.7 million in the recent quarter compared to the second quarter of fiscal 2019 due primarily to increased personnel-related expenses and amortization of intangible assets, offset in part by decreased acquisition-related costs. Operating income in the recent quarter was $7.1 million compared to $14.6 million in the second quarter of fiscal 2019.

We ended the second quarter with $723.3 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $100.5 million during the recent six-month period. Accounts receivable was $70.5 million at July 4, 2020, representing 31 days sales outstanding (DSO). Inventory was $70.0 million at July 4, 2020, representing 78 days of inventory (DOI).

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. On April 28, 2020, we acquired the Wi-Fi and Bluetooth business of Redpine Signals for approximately $317 million in cash. The acquisition will accelerate our roadmap for Wi-Fi and Bluetooth silicon and software solutions.

In the first six months of fiscal 2020, we introduced energy-friendly power management ICs (PMICs) that enhance the energy efficiency of battery-powered applications; a Power over Ethernet (PoE) portfolio that reduces the cost and complexity of adding 90 W PoE to power sourcing equipment (PSE) and powered devices (PD); Secure Vault technology, a suite of state-of-the-art security features designed to help connected device manufacturers address escalating IoT security threats and regulatory pressures; secure, proprietary wireless system-on-chip (SoC) devices designed for power- and size-constrained IoT products such as electronic shelf labels; secure, ultra-low-power SoCs optimized for Zigbee® Green Power applications powered by coin cell batteries or energy-harvesting sources; and a Bluetooth SoC solution delivering a combination of security features, wireless performance, energy efficiency, and software tools and stacks to meet the market demand for high-volume, battery-powered IoT products. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the six months ended July 4, 2020, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Arrow Electronics, Edom Technology and Sekorm, each represented more than 10% of our revenues during the six months ended July 4, 2020.

The percentage of our revenues derived from outside of the United States was 90% during the six months ended July 4, 2020. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 4,	June 29,	July 4,	June 29,
	2020	2019	2020	2019

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	39.1	38.5	39.5	38.5
Gross margin	60.9	61.5	60.5	61.5

Operating expenses:
Research and development	34.1	30.9	33.6	31.8
Selling, general and administrative	23.4	23.6	24.3	24.7
Operating expenses	57.5	54.5	57.9	56.5

Operating income	3.4	7.0	2.6	5.0

Other income (expense):
Interest income and other, net	1.6	1.8	1.6	1.6
Interest expense	(5.7)	(2.4)	(4.1)	(2.5)
Income (loss) before income taxes	(0.7)	6.4	0.1	4.1
Provision (benefit) for income taxes	0.2	14.2	—	6.8
Net income (loss)	(0.9)%	(7.8)%	0.1%	(2.7)%

Revenues

	Three Months Ended				Six Months Ended
	July 4,	June 29,		%	July 4,	June 29,		%
(in millions)	2020	2019	Change	Change	2020	2019	Change	Change
Internet of Things	$115.0	$124.6	$(9.6)	(7.7)%	$233.1	$231.1	$2.0	0.9%
Infrastructure and automotive	92.5	82.1	10.4	12.7%	189.3	163.7	25.6	15.6%
	$207.5	$206.7	$0.8	0.4%	$422.4	$394.8	$27.6	7.0%

The change in revenues in the recent three month period was due to:

●	Decreased revenues of $9.6 million for our IoT products, due primarily to decreased demand for our wireless connectivity products, offset by increased demand for our MCU products.
●	Increased revenues of $10.4 million for our Infrastructure and automotive products, due primarily to increased demand for our timing and power products, offset by decreased demand for our consumer products.

The change in revenues in the recent six month period was due to:

●	Increased revenues of $2.0 million for our IoT products, due primarily to increased demand for our MCU products, offset by decreased demand for our wireless connectivity products.
●	Increased revenues of $25.6 million for our Infrastructure and automotive products, due primarily to increased demand for our power and timing products.

Unit volumes of our products increased by 7.6% and average selling prices decreased by 6.4% compared to the three months ended June 29, 2019. Unit volumes of our products increased by 16.9% and average selling prices decreased by 8.3% compared to the six months ended June 29, 2019. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Profit

	Three Months Ended			Six Months Ended
	July 4,	June 29,		July 4,	June 29,
(in millions)	2020	2019	Change	2020	2019	Change
Gross profit	$126.3	$127.0	$(0.7)	$255.5	$242.9	$12.6
Gross margin	60.9%	61.5%	(0.6)%	60.5%	61.5%	(1.0)%

Gross profit decreased during the recent three-month period due primarily to the fair value write-up associated with previously acquired inventory. Gross profit increased during the recent six-month period due primarily to increased product sales. The change in gross profit in the recent three-month period was due to a decrease in gross profit of $7.3 million for our Internet of Things products, offset by an increase in gross profit of $6.6 million for our Infrastructure and automotive products. The change in gross profit in the recent six-month period was due to an increase in gross profit of $14.7 million for our Infrastructure and automotive products, offset by a decrease of $2.1 million for our Internet of Things products. Gross profit in the recent three and six month periods included $0.5 million in charges for the fair value write-up associated with acquired inventory. Gross margin decreased during the recent three and six month periods primarily due to lower gross margins on our IoT products, which resulted from lower average selling prices on such products in the recent periods.

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

Research and Development

	Three Months Ended				Six Months Ended
	July 4,	June 29,		%	July 4,	June 29,		%
(in millions)	2020	2019	Change	Change	2020	2019	Change	Change
Research and development	$70.8	$63.9	$6.9	10.9%	$142.1	$125.4	$16.7	13.3%
Percent of revenue	34.1%	30.9%			33.6%	31.8%

The increase in research and development expense in the three-month period was primarily due to increases of $5.8 million for personnel-related expenses, including costs associated with increased headcount and an acquisition and $0.8 million for the amortization of intangible assets. The increase research and development expense in the six-month period was primarily due to increases of $14.1 million for personnel-related expenses and $1.0 million for occupancy costs. We expect that research and development expense will remain relatively stable in absolute dollars in the third quarter of fiscal 2020.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
	July 4,	June 29,		%	July 4,	June 29,		%
(in millions)	2020	2019	Change	Change	2020	2019	Change	Change
Selling, general and administrative	$48.4	$48.6	$(0.2)	(0.5)%	$102.4	$97.9	$4.5	4.6%
Percent of revenue	23.4%	23.6%			24.3%	24.7%

The decrease in selling, general and administrative expense in the three-month period was primarily due to a decrease of $1.0 million for acquisition-related costs, offset by an increase of $0.9 million for personnel-related expenses, including costs associated with increased headcount. The increase in selling, general and administrative expense in the six-month period was primarily due to an increase of $4.5 million for personnel-related expenses. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the third quarter of fiscal 2020.

Interest Income and Other, Net

Interest income and other, net for the three and six months ended July 4, 2020 was $3.3 million and $6.5 million, respectively, compared to $3.7 million and $6.5 million for the three and six months ended June 29, 2019, respectively.

Interest Expense

Interest expense for the three and six months ended July 4, 2020 was $11.8 million and $17.3 million, respectively, compared to $5.0 million and $10.0 million for the three and six months ended June 29, 2019, respectively. The increase in interest expense in the recent three and six month periods was primarily due to a loss of $3.7 million recorded on the early extinguishment of a portion of the 2022 Notes and $2.2 million in interest on the 2025 Notes.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	July 4,	June 29,		July 4,	June 29,
(in millions)	2020	2019	Change	2020	2019	Change
Provision (benefit) for income taxes	$0.4	$29.3	$(28.9)	$(0.2)	$26.8	$(27.0)
Effective tax rate	(26.4)%	221.0%		(95.8)%	165.8%

The significant change in the effective tax rate for the three and six months ended July 4, 2020 as compared to the prior periods was primarily due to the impact in the prior periods of a change in the Company’s position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement as well as a change in the proportion of permanent tax impacts relative to a decrease in current year pre-tax book income.

The effective tax rates for each of the periods presented differ from the U.S. federal statutory tax rates of 21% due to the amount of income earned in foreign jurisdictions where the tax rate may be higher or lower than the federal statutory tax rate, and other permanent items including research and development tax credits, the tax effects of stock-based compensation and GILTI, or global intangible low-tax income.

Business Outlook

The following represents our business outlook for the third quarter of fiscal 2020.

Income Statement Item	Estimate

Revenues	$208 million to $218 million

Gross margin	60%

Operating expenses	$118 million

Effective tax rate	0.0%

Diluted earnings (loss) per share	$(0.01) to $0.09

Liquidity and Capital Resources

Our principal sources of liquidity as of July 4, 2020 consisted of $723.3 million in cash, cash equivalents and short-term investments, of which approximately $543.4 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $100.5 million during the six months ended July 4, 2020, compared to net cash provided of $71.4 million during the six months ended June 29, 2019. Operating cash flows during the six months ended July 4, 2020 reflect our net income of $0.4 million, adjustments of $73.0 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $27.1 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $70.5 million at July 4, 2020 from $75.6 million at December 28, 2019. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 31 days at July 4, 2020 and December 28, 2019.

Inventory decreased to $70.0 million at July 4, 2020 from $73.1 million at December 28, 2019. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 78 days at July 4, 2020 and 76 days at December 28, 2019.

Investing Activities

Net cash used in investing activities was $272.3 million during the six months ended July 4, 2020, compared to net cash used of $44.7 million during the six months ended June 29, 2019. The increase in cash outflows was principally due to a payment of $316.8 million for the acquisition of the Wi-Fi and Bluetooth business of Redpine Signals, offset by an increase in cash inflows of $88.5 million from net sales and purchases of marketable securities in the current period.

Financing Activities

Net cash provided by financing activities was $222.3 million during the six months ended July 4, 2020, compared to net cash used of $34.1 million during the six months ended June 29, 2019. The increase in cash inflows was principally due to $845 million in proceeds from the issuance of debt and a decrease of $10.4 million for repurchases of our common stock, offset by $597.4 million in payments on debt in the current period.

As of July 4, 2020, our debt included $535 million principal amount convertible senior notes (the “2025 Notes”) and $163 million principal amount convertible senior notes (the “2022 Notes”) and we had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On March 27, 2020, we borrowed $310 million under the revolving credit facility. On June 1, 2020, we used $310.0 million of the 2025 Notes proceeds to repay the revolving credit facility in full. We used the remainder of the proceeds, along with cash on hand, to repurchase approximately $236.8 million aggregate principal amount of its outstanding 2022 Notes. We had increased our borrowings as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of July 4, 2020 would decrease our future annual interest income by approximately $6.6 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of July 4, 2020. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

Foreign currency exchange rate risk

We are exposed to foreign currency exchange rate risk primarily through assets, liabilities and operating expenses of our subsidiaries denominated in currencies other than the U.S. dollar. Our foreign subsidiaries are considered to be extensions of the U.S. parent. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in the Consolidated Statements of Operations. We use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts are recognized in earnings in the same period during which the hedged transaction is recognized.

Investments in Auction-rate Securities

As of July 4, 2020, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that a credit-related decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 4, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended July 4, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The impacts of the COVID-19 pandemic, or a similar public health crisis, on our business, customers, suppliers, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

●	The duration and impact of a global economic recession or depression that could further reduce demand and/or pricing for our products;

●	Disruptions to our business and supply chain (and the business and supply chains of our customers) in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas impacted by the public health crisis, including disruptions caused by illnesses, quarantines and restrictions on people’s ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions;

●	Delays or limitations on the ability of our customers to make timely payments;

●	Governmental actions to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines and business shutdowns or slowdowns, facility closures or other restrictions;

●	Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures or to refinance our existing indebtedness;

●	Potential asset impairments, including goodwill, intangible assets, investments and other assets;

●	Complexities related to our employees temporarily working from home as well as increased cyber-related risks due to our employees working from home;

●	Potential failure of our computer systems or communication systems; and

●	Investment-related risks, including difficulties in liquidating investments due to current market conditions and adverse investment performance.

There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn or increased unemployment that has occurred or may occur in the future. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended July 4, 2020 was $142.1 million, or 33.6% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the six months ended July 4, 2020, the percentage of our revenues derived from outside of the United States was 90% (and the revenue associated with end customers in China was 25%, and revenue attributed to China based on shipped-to location was 43%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

In particular, the extent of the impact of the COVID-19 pandemic on our ability to complete and integrate any future acquisition into our business is unpredictable and will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation, and other actions that may be taken by governmental authorities. Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could negatively impact the ownership percentages of existing shareholders.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended July 4, 2020, 78% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly. Because we consolidated our distribution relationships to a single global distributor, Arrow Electronics, in fiscal 2018, termination of the relationship with Arrow Electronics, either by us or by Arrow Electronics, could result in a temporary or permanent loss of revenue. If Arrow Electronics fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Arrow Electronics, we may not be able to find a distributor with the scale and resources of Arrow Electronics, maintain existing levels of international revenue or realize expected long-term international revenue growth. We may not be successful in finding suitable alternative global distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers.

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

There are significant risks associated with relying on these third-party foundries and subcontractors, including:

●	Failure by us, our customers or their end customers to qualify a selected supplier;

●	Potential insolvency of the third-party subcontractors;

●	Reduced control over delivery schedules and quality;

●	Limited warranties on wafers or products supplied to us;

●	Potential increases in prices or payments in advance for capacity;

●	Increased need for international-based supply, logistics and financial management;

●	Disruption to our supply chain resulting from cyber-attacks on our suppliers' information technology systems;

●	Their inability to supply or support new or changing packaging technologies; and

●	Low test yields.

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

We have limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share

Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our competitors may also offer bundled solutions offering a more complete product despite the technical merits or advantages of our products. These competitors may elect not to support our products which could complicate our sales efforts. We also face increased competition as a result of China actively promoting its domestic semiconductor industry through policy changes and investment. These actions, as well as China-U.S. trade barriers, may restrict our participation in the China market or may prevent us from competing effectively with Chinese companies or companies from other countries that China favors over the United States. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, which may include price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross profit and/or decrease our market share.

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

Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. We believe the semiconductor industry is currently suffering a downturn due in large part to adverse macroeconomic conditions, characterized by a slowdown in overall GDP performance and factory activity in certain regions, particularly in China, higher levels of customer inventory, the impact of tariffs on trade relations, and greater overall uncertainty regarding the economy. This downturn has had, and may continue to have, a material adverse effect on our business and operating results. In addition, the COVID-19 pandemic has caused further global economic uncertainty. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and suppliers, and could impact our business and operating results in the future.

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

Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially continuing working remotely even after the COVID-19 pandemic has subsided.

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

Third parties with which we conduct business, such as foundries, assembly and test contractors, distributors and customers, have access to certain portions of our sensitive data. In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our reputation, business operations and financial results. Additionally, a successful cyber-attack against one of these third-parties' information technology systems may disrupt our supply chain.

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

In April 2020, the Board of Directors terminated our existing share repurchase program, effective immediately, which had an authorization amount of $200 million and a termination date of December 2020. There were no repurchases of our common stock during the three months ended July 4, 2020.

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

3.2*	Fourth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.2 to the Form 8-K filed on January 27, 2017).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

4.4*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated June 1, 2020 (filed as Exhibit 4.1 to the Form 8-K filed on June 1, 2020).

4.5*	Form of 0.625% Convertible Senior Note due 2025 (filed as Exhibit 4.2 to the Form 8-K filed on June 1, 2020).

10.1*

Fourth Amendment to Credit Agreement, dated May 26, 2020, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on May 27, 2020).

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

SILICON LABORATORIES INC.

July 29, 2020	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

July 29, 2020	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)