Form 10-Q
period 2020-10-03
SILICON LABORATORIES INC.
filed 2020-10-28
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2020

or

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

As of October 20, 2020, 43,827,430 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	October 3,	December 28,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$230,358	$227,146
Short-term investments	491,428	498,825
Accounts receivable, net	80,460	75,639
Inventories	66,159	73,057
Prepaid expenses and other current assets	69,244	69,192
Total current assets	937,649	943,859
Property and equipment, net	139,673	135,939
Goodwill	631,932	398,402
Other intangible assets, net	178,076	134,279
Other assets, net	55,745	62,374
Total assets	$1,943,075	$1,674,853
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,228	$38,899
Deferred revenue and returns liability	22,323	19,251
Other current liabilities	82,595	79,551
Total current liabilities	151,146	137,701
Convertible debt	561,678	368,257
Other non-current liabilities	60,200	53,844
Total liabilities	773,024	559,802
Commitments and contingencies
Stockholders' equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 43,827 and 43,496 shares issued and outstanding at October 3, 2020 and December 28, 2019, respectively	4	4
Additional paid-in capital	183,471	133,793
Retained earnings	984,716	980,608
Accumulated other comprehensive income	1,860	646
Total stockholders' equity	1,170,051	1,115,051
Total liabilities and stockholders' equity	$1,943,075	$1,674,853

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Revenues	$221,350	$223,294	$643,760	$618,116
Cost of revenues	91,276	89,204	258,209	241,103
Gross profit	130,074	134,090	385,551	377,013
Operating expenses:
Research and development	71,969	62,552	214,030	187,974
Selling, general and administrative	48,483	47,718	150,883	145,571
Operating expenses	120,452	110,270	364,913	333,545
Operating income	9,622	23,820	20,638	43,468
Other income (expense):
Interest income and other, net	2,044	3,172	8,562	9,691
Interest expense	(8,604)	(5,126)	(25,923)	(15,128)
Income before income taxes	3,062	21,866	3,277	38,031
Provision (benefit) for income taxes	(100)	1,685	(306)	28,481

Net income	$3,162	$20,181	$3,583	$9,550

Earnings per share:
Basic	$0.07	$0.47	$0.08	$0.22
Diluted	$0.07	$0.45	$0.08	$0.22

Weighted-average common shares outstanding:
Basic	43,815	43,358	43,737	43,311
Diluted	44,328	44,634	44,254	44,120

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Net income	$3,162	$20,181	$3,583	$9,550

Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	(760)	106	1,839	2,738
Reclassification for gains included in net income	(253)	(188)	(475)	(188)

Net changes to cash flow hedges
Unrealized losses arising during the period	—	(451)	(652)	(395)
Reclassification for losses included in net income	62	174	825	605

Other comprehensive income (loss), before tax	(951)	(359)	1,537	2,760

Provision (benefit) for income taxes	(200)	(75)	323	580

Other comprehensive income (loss)	(751)	(284)	1,214	2,180

Comprehensive income	$2,411	$19,897	$4,797	$11,730

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended October 3, 2020	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of July 4, 2020	43,796	$4	$173,477	$981,554	$2,611	$1,157,646
Net income	—	—	—	3,162	—	3,162
Other comprehensive loss	—	—	—	—	(751)	(751)
Stock issuances, net of shares withheld for taxes	31	—	(408)	—	—	(408)
Stock-based compensation	—	—	14,538	—	—	14,538
Convertible debt activity	—	—	(4,136)	—	—	(4,136)
Balance as of October 3, 2020	43,827	$4	$183,471	$984,716	$1,860	$1,170,051

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended September 28, 2019	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of June 29, 2019	43,344	$4	$99,665	$950,712	$890	$1,051,271
Net income	—	—	—	20,181	—	20,181
Other comprehensive loss	—	—	—	—	(284)	(284)
Stock issuances, net of shares withheld for taxes	29	—	(1,185)	—	—	(1,185)
Repurchases of common stock	—	—	—	—	—	—
Stock-based compensation	—	—	13,771	—	—	13,771
Balance as of September 28, 2019	43,373	$4	$112,251	$970,893	$606	$1,083,754

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Nine Months Ended October 3, 2020	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 28, 2019	43,496	$4	$133,793	$980,608	$646	$1,115,051
Cumulative effect of adoption of accounting standard	—	—	—	525	—	525
Net income	—	—	—	3,583	—	3,583
Other comprehensive income	—	—	—	—	1,214	1,214
Stock issuances, net of shares withheld for taxes	541	—	(9,407)	—	—	(9,407)
Repurchases of common stock	(210)	—	(16,287)	—	—	(16,287)
Stock-based compensation	—	—	44,337	—	—	44,337
Convertible debt activity	—	—	31,035	—	—	31,035
Balance as of October 3, 2020	43,827	$4	$183,471	$984,716	$1,860	$1,170,051

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Nine Months Ended September 28, 2019	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 29, 2018	43,088	$4	$107,517	$961,343	$(1,574)	$1,067,290
Net income	—	—	—	9,550	—	9,550
Other comprehensive income	—	—	—	—	2,180	2,180
Stock issuances, net of shares withheld for taxes	586	—	(8,585)	—	—	(8,585)
Repurchases of common stock	(301)	—	(26,716)	—	—	(26,716)
Stock-based compensation	—	—	40,035	—	—	40,035
Balance as of September 28, 2019	43,373	$4	$112,251	$970,893	$606	$1,083,754

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 3,	September 28,
	2020	2019
Operating Activities
Net income	$3,583	$9,550
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	12,896	12,675
Amortization of other intangible assets and other assets	32,741	29,891
Amortization of debt discount and debt issuance costs	14,946	10,031
Loss on extinguishment of convertible debt	3,977	—
Stock-based compensation expense	44,329	40,042
Deferred income taxes	(7,382)	24,531
Changes in operating assets and liabilities:
Accounts receivable	(2,902)	(2,975)
Inventories	11,283	3,512
Prepaid expenses and other assets	(6,162)	23,401
Accounts payable	6,103	6,419
Other current liabilities and income taxes	3,648	(15,602)
Deferred revenue and returns liability	2,643	(667)
Other non-current liabilities	7,260	(5,957)
Net cash provided by operating activities	126,963	134,851

Investing Activities
Purchases of available-for-sale investments	(418,227)	(306,645)
Sales and maturities of available-for-sale investments	427,235	268,140
Purchases of property and equipment	(15,247)	(12,773)
Purchases of other assets	(1,280)	(7,132)
Acquisition of business, net of cash acquired	(316,809)	—
Net cash used in investing activities	(324,328)	(58,410)

Financing Activities
Proceeds from issuance of debt	845,000	—
Payments on debt	(618,729)	(1,127)
Repurchases of common stock	(16,287)	(26,716)
Payment of taxes withheld for vested stock awards	(17,562)	(15,693)
Proceeds from the issuance of common stock	8,155	7,108
Net cash provided by (used in) financing activities	200,577	(36,428)

Increase in cash and cash equivalents	3,212	40,013
Cash and cash equivalents at beginning of period	227,146	197,043
Cash and cash equivalents at end of period	$230,358	$237,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at October 3, 2020 and December 28, 2019, the condensed consolidated results of its operations for the three and nine months ended October 3, 2020 and September 28, 2019, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 3, 2020 and September 28, 2019, the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended October 3, 2020 and September 28, 2019, and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2020 and September 28, 2019. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended October 3, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using one of two retrospective methods. Early adoption is permitted for fiscal periods beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to potentially increase the carrying value of its convertible debt and reduce its reported interest expense. In addition, should the Company be required to use the if-converted method for calculating diluted earnings per share, the number of shares used in such calculation could potentially increase. The Company will continue to evaluate the effect that the adoption of this ASU will have on its financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Net income	$3,162	$20,181	$3,583	$9,550

Shares used in computing basic earnings per share	43,815	43,358	43,737	43,311

Effect of dilutive securities:
Stock-based awards and convertible debt	513	1,276	517	809
Shares used in computing diluted earnings per share	44,328	44,634	44,254	44,120

Earnings per share:
Basic	$0.07	$0.47	$0.08	$0.22
Diluted	$0.07	$0.45	$0.08	$0.22

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For the three months ended October 3, 2020 and September 28, 2019 and the nine months ended October 3, 2020 and September 28, 2019, approximately 0.1 million, 0.6 million, 0.2 million and 0.3 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

3. Fair Value of Financial Instruments

The fair values of the Company’s financial instruments are recorded using a hierarchical disclosure framework based upon the level of subjectivity of the inputs used in measuring assets and liabilities. The three levels are described below:

Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s own data.

The following summarizes the valuation of the Company’s financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements
	at October 3, 2020 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$115,033	$—	$—	$115,033
Corporate debt securities	—	2,350	—	2,350
Government debt securities	4,335	—	—	4,335
Total cash equivalents	$119,368	$2,350	$—	$121,718

Short-term investments:
Government debt securities	$47,252	$90,733	$—	$137,985
Corporate debt securities	—	353,443	—	353,443
Total short-term investments	$47,252	$444,176	$—	$491,428

Other assets, net:
Auction rate securities	$—	$—	$5,400	$5,400
Total	$—	$—	$5,400	$5,400

Total	$166,620	$446,526	$5,400	$618,546

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

Available-for-sale investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at October 3, 2020 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$349,278	$350,447
Due after one year through ten years	228,563	230,349
Due after ten years	38,350	37,750
	$616,191	$618,546

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of October 3, 2020	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$18,940	$(9)	$—	$—	$18,940	$(9)
Corporate debt securities	61,215	(59)	—	—	61,215	(59)
Auction rate securities	—	—	5,400	(600)	5,400	(600)
	$80,155	$(68)	$5,400	$(600)	$85,555	$(668)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 28, 2019	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$11,947	$(19)	$7,183	$(7)	$19,130	$(26)
Corporate debt securities	68,116	(81)	20	—	68,136	(81)
Auction rate securities	—	—	5,647	(353)	5,647	(353)
	$80,063	$(100)	$12,850	$(360)	$92,913	$(460)

The gross unrealized losses as of October 3, 2020 and December 28, 2019 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of October 3, 2020, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At October 3, 2020 and December 28, 2019, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
October 3, 2020			Weighted
(000s)	Valuation Technique	Unobservable Input	Average
$5,400	Discounted cash flow	Estimated yield	1.95%

		Expected holding period	10 years

		Estimated discount rate	2.00%

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

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended October 3, 2020 (in thousands):

Assets

	Three Months	Nine Months
Auction Rate Securities	Ended	Ended
Beginning balance	$5,400	$5,647
Loss included in other comprehensive income (loss)	—	(247)
Balance at October 3, 2020	$5,400	$5,400

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of October 3, 2020 and December 28, 2019, the fair value of the 1.375% convertible senior notes was $174.5 million and $524.0 million, respectively. The fair value of the 0.625% convertible senior notes as of October 3, 2020 was $575.8 million.

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

Cash Flow Hedges

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive income in the Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive income may be recognized in the Consolidated Statement of Income based on an assessment of the contracts at the time of termination.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Norwegian Krone. As of October 3, 2020, all contracts have matured. The fair value of the contracts, contract losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.

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

The Company entered into an interest rate swap agreement with an original notional value of $310 million in connection with borrowing from its credit facility on March 27, 2020. The Company terminated the swap agreement on June 1, 2020 in connection with the repayment in full of its credit facility. The termination of the swap agreement resulted in the reclassification of $0.4 million of unrealized losses that were previously recorded in accumulated other comprehensive income into earnings.

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

As of October 3, 2020, the Company held three foreign currency forward contracts denominated in Singapore Dollars with a notional value of $17.5 million. The fair value of foreign contracts and contract losses recognized in income were not material for any of the periods presented.

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	October 3,	December 28,
	2020	2019
Work in progress	$50,542	$52,350
Finished goods	15,617	20,707
	$66,159	$73,057

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

Revenues attributable to the Redpine Signals business from the date of acquisition to October 3, 2020 were $5.8 million. Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $1.5 million of acquisition-related costs in selling, general and administrative expenses during the nine months ended October 3, 2020.

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

During the nine months ended October 3, 2020, the Company paid $299.1 million in cash to repurchase $254.4 million aggregate principal amount of the 2022 Notes. The Company recognized a loss on debt extinguishment of $4.0 million during the nine months ended October 3, 2020, which was recorded in interest expense in the Condensed Consolidated Statements of Income.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The carrying amount of the notes consisted of the following (in thousands):

	October 3,	December 28,
	2020	2019
Liability component
Principal	$680,567	$400,000
Unamortized debt discount	(110,135)	(27,580)
Unamortized debt issuance costs	(8,754)	(4,163)
Net carrying amount	$561,678	$368,257

Equity component
Net carrying amount	$109,624	$57,735

The liability components of the notes are recorded in convertible debt on the Consolidated Balance Sheet. The equity components of the notes are recorded in additional paid-in capital. The effective interest rate for the liability component was 5.336% for the 2025 Notes and 4.75% for the 2022 Notes. As of October 3, 2020, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.7 years for the 2025 Notes and 1.4 years for the 2022 Notes.

Interest expense related to the notes was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Contractual interest expense	$1,365	$1,360	$4,206	$4,110
Amortization of debt discount	6,041	2,930	13,419	8,716
Amortization of debt issuance costs	546	442	1,527	1,315
	$7,952	$4,732	$19,152	$14,141

Credit Facility

The Company and certain of its domestic subsidiaries (the “Guarantors”) have a $400 million revolving credit facility with a maturity date of August 7, 2024. The credit facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company also has an option to increase the size of the borrowing capacity by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio (funded debt secured by assets/EBITDA) to exceed 3.25 to 1.00, subject to certain conditions. On March 27, 2020, the Company borrowed $310 million under the credit facility. On June 1, 2020, the Company repaid in full the outstanding balance of the credit facility.

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of October 3, 2020, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

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

9. Stockholders’ Equity

Common Stock

The Company issued 0.5 million shares of common stock during the nine months ended October 3, 2020.

Share Repurchase Program

In April 2020, the Board of Directors terminated the Company's existing share repurchase program, effective immediately, which had an authorization amount of $200 million and a termination date of December 2020. The Company repurchased 0.2 million shares and 0.3 million shares of its common stock for $16.3 million and $26.7 million during the nine months ended October 3, 2020 and September 28, 2019, respectively. These shares were retired upon repurchase.

Reclassifications From Accumulated Other Comprehensive Income

The following table summarizes the effect on net income from reclassifications out of accumulated other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
Reclassification	2020	2019	2020	2019
Gains on available-for-sales securities to:
Interest income and other, net	$253	$188	$475	$188

Losses on cash flow hedges to:
Operating expenses	(62)	(174)	(825)	(605)
	191	14	(350)	(417)

Income tax expense (benefit)	(40)	(3)	73	88
Total reclassifications	$151	$11	$(277)	$(329)

10. Revenues

The Company groups its revenues into two categories, based on the markets and applications in which its products may be used. The following disaggregates the Company's revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Internet of Things	$133,191	$129,403	$366,287	$360,488
Infrastructure and automotive	88,159	93,891	277,473	257,628
	$221,350	$223,294	$643,760	$618,116

The Company has combined its previous product groups, Infrastructure, Broadcast and Access, into the Infrastructure and automotive product group. Prior periods were retrospectively adjusted.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended October 3, 2020 and September 28, 2019 and the nine months ended October 3, 2020 and September 28, 2019, the Company recognized revenue of $18.4 million, $14.1 million, $16.1 million and $16.9 million, respectively, from performance obligations that were satisfied in previous reporting periods.

The following disaggregates the Company's revenue by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Distributors	$172,476	$163,556	$502,955	$448,864
Direct customers	48,874	59,738	140,805	169,252
	$221,350	$223,294	$643,760	$618,116

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Cost of revenues	$390	$344	$1,101	$989
Research and development	7,384	6,474	21,826	19,030
Selling, general and administrative	6,785	6,970	21,402	20,023
	14,559	13,788	44,329	40,042
Income tax benefit	884	817	3,010	1,951
	$13,675	$12,971	$41,319	$38,091

The Company had approximately $89.4 million of total unrecognized compensation costs related to equity grants from the 2009 Plan as of October 3, 2020 that are expected to be recognized over a weighted-average period of approximately 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $(0.1) million and $1.7 million for the three months ended October 3, 2020 and September 28, 2019, resulting in effective tax rates of (3.3)% and 7.7%, respectively. Income tax expense (benefit) was $(0.3) million and $28.5 million for the nine months ended October 3, 2020 and September 28, 2019, resulting in effective tax rates of (9.3)% and 74.9%, respectively. The decrease in the effective tax rate for the three months ended October 3, 2020 as compared to the prior period was primarily due to the impact of permanent tax differences relative to the decreased current period pre-tax book income. The significant decrease in the effective tax rate for the nine months ended October 3, 2020 as compared to the prior period was primarily due to the impact in the prior period of a change in the Company’s position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement.

Uncertain Tax Positions

As of October 3, 2020, the Company had gross unrecognized tax benefits, inclusive of interest, of $2.9 million, of which $2.0 million would affect the effective tax rate if recognized. During the nine months ended October 3, 2020, the Company did not release any of its unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 - 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $15.2 million additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

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

The Company does not expect material changes to its gross unrecognized tax benefits in the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2020 will have 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2019 had 52 weeks. Our third quarter of fiscal 2020 ended October 3, 2020. Our third quarter of fiscal 2019 ended September 28, 2019.

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

Current Period Highlights

Revenues decreased $1.9 million in the recent quarter compared to the third quarter of fiscal 2019 due to decreased revenues from our Infrastructure and automotive products, offset by increased revenues from our IoT products. Gross profit decreased $4.0 million during the same period due primarily to decreased product sales and the fair value write-up associated with previously acquired inventory. Gross margin decreased to 58.8% in the recent quarter compared to 60.1% in the third quarter of fiscal 2019 due primarily to variations in product mix. Operating expenses increased by $10.2 million in the recent quarter compared to the third quarter of fiscal 2019 due primarily to increased personnel-related expenses, amortization of intangible assets and new product introduction costs. Operating income in the recent quarter was $9.6 million compared to $23.8 million in the third quarter of fiscal 2019.

We ended the third quarter with $721.8 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $127.0 million during the recent nine-month period. Accounts receivable was $80.5 million at October 3, 2020, representing 33 days sales outstanding (DSO). Inventory was $66.2 million at October 3, 2020, representing 65 days of inventory (DOI).

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. On April 28, 2020, we acquired the Wi-Fi and Bluetooth business of Redpine Signals for approximately $317 million in cash. We believe the acquisition will accelerate our roadmap for Wi-Fi and Bluetooth silicon and software solutions.

In the first nine months of fiscal 2020, we introduced new small form-factor, high-performance crystal oscillators (XOs) and voltage-controlled crystal oscillators (VCXOs) for applications that require low jitter and frequency-flexible clock synthesis; a Bluetooth Low Energy system-in-package (SiP) that adds turnkey Bluetooth connectivity to extremely small products; a major upgrade to our Integrated Developer Environment (IDE) with the launch of Simplicity Studio 5; energy-friendly power management ICs (PMICs) that enhance the energy efficiency of battery-powered applications; a Power over Ethernet (PoE) portfolio that reduces the cost and complexity of adding 90 W PoE to power sourcing equipment (PSE) and powered devices (PD); Secure Vault technology, a suite of state-of-the-art security features designed to help connected device manufacturers address escalating IoT security threats and regulatory pressures; secure, proprietary wireless system-on-chip (SoC) devices designed for power- and size-constrained IoT products such as electronic shelf labels; secure, ultra-low-power SoCs optimized for Zigbee® Green Power applications powered by coin cell batteries or energy-harvesting sources; and a Bluetooth SoC solution delivering a combination of security features, wireless performance, energy efficiency, and software tools and stacks to meet the market demand for high-volume, battery-powered IoT products. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the nine months ended October 3, 2020, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Arrow Electronics, Edom Technology and Sekorm, each represented more than 10% of our revenues during the nine months ended October 3, 2020.

The percentage of our revenues derived from outside of the United States was 90% during the nine months ended October 3, 2020. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3,	September 28,	October 3,	September 28,
	2020	2019	2020	2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.2	39.9	40.1	39.0
Gross margin	58.8	60.1	59.9	61.0
Operating expenses:
Research and development	32.5	28.0	33.2	30.4
Selling, general and administrative	22.0	21.4	23.5	23.6
Operating expenses	54.5	49.4	56.7	54.0
Operating income	4.3	10.7	3.2	7.0
Other income (expense):
Interest income and other, net	0.9	1.4	1.4	1.6
Interest expense	(3.8)	(2.3)	(4.0)	(2.5)
Income before income taxes	1.4	9.8	0.6	6.1
Provision (benefit) for income taxes	(0.0)	0.8	(0.0)	4.6
Net income	1.4%	9.0%	0.6%	1.5%

Revenues

	Three Months Ended				Nine Months Ended
	October 3,	September 28,		%	October 3,	September 28,		%
(in millions)	2020	2019	Change	Change	2020	2019	Change	Change
Internet of Things	$133.2	$129.4	$3.8	2.9%	$366.3	$360.5	$5.8	1.6%
Infrastructure and automotive	88.2	93.9	(5.7)	(6.1)%	277.5	257.6	19.9	7.7%
	$221.4	$223.3	$(1.9)	(0.9)%	$643.8	$618.1	$25.7	4.1%

The change in revenues in the recent three-month period was due to:

●	Increased revenues of $3.8 million for our IoT products, due primarily to increased demand for our MCU products.
●	Decreased revenues of $5.7 million for our Infrastructure and automotive products, due primarily to decreased demand for our consumer and access products.

The change in revenues in the recent nine-month period was due to:

●	Increased revenues of $5.8 million for our IoT products, due primarily to increased demand for our MCU products, offset by decreased demand for our wireless connectivity products.
●	Increased revenues of $19.9 million for our Infrastructure and automotive products, due primarily to increased demand for our power and timing products , offset by decreased demand for our consumer products.

Unit volumes of our products increased by 5.7% and average selling prices decreased by 6.1% compared to the three months ended September 28, 2019. Unit volumes of our products increased by 12.6% and average selling prices decreased by 7.3% compared to the nine months ended September 28, 2019. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Profit

	Three Months Ended			Nine Months Ended
	October 3,	September 28,		October 3,	September 28,
(in millions)	2020	2019	Change	2020	2019	Change
Gross profit	$130.1	$134.1	$(4.0)	$385.6	$377.0	$8.6
Gross margin	58.8%	60.1%	(1.3)%	59.9%	61.0%	(1.1)%

Gross profit decreased during the recent three-month period due primarily to decreased product sales and the impact of the fair value write-up associated with previously acquired inventory. Gross profit increased during the recent nine-month period due primarily to increased product sales. The change in gross profit in the recent three-month period was due to a decrease in gross profit of $4.2 million for our Infrastructure and automotive products, partially offset by an increase in gross profit of $0.2 million for our Internet of Things products. The change in gross profit in the recent nine-month period was due to an increase in gross profit of $10.6 million for our Infrastructure and automotive products, partially offset by a decrease of $2.0 million for our Internet of Things products. Gross profit in the recent three and nine month periods included $1.2 million and $1.8 million, respectively, in charges for the fair value write-up associated with acquired inventory. Gross margin decreased during the recent three-month period primarily due to lower gross margins on our Infrastructure and automotive products. Gross margin decreased during the recent nine-month period primarily due to lower gross margins on our IoT products. Gross margin declines resulted from lower average selling prices on such products in the recent periods.

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

Research and Development

	Three Months Ended				Nine Months Ended
	October 3,	September 28,		%	October 3,	September 28,		%
(in millions)	2020	2019	Change	Change	2020	2019	Change	Change
Research and development	$72.0	$62.6	$9.4	15.1%	$214.0	$188.0	$26.0	13.9%
Percent of revenue	32.5%	28.0%			33.2%	30.4%

The increase in research and development expense in the three-month period was primarily due to increases of $4.5 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, $2.0 million for the amortization of intangible assets and $1.7 million for new product introduction costs. The increase research and development expense in the nine-month period was primarily due to increases of $18.6 million for personnel-related expenses, $2.5 million for new product introduction costs, $2.2 million for the amortization of intangible assets and $1.1 million for occupancy costs. We expect that research and development expense will increase in absolute dollars in the fourth quarter of fiscal 2020.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
	October 3,	September 28,		%	October 3,	September 28,		%
(in millions)	2020	2019	Change	Change	2020	2019	Change	Change
Selling, general and administrative	$48.5	$47.7	$0.8	1.6%	$150.9	$145.6	$5.3	3.6%
Percent of revenue	22.0%	21.4%			23.5%	23.6%

The increase in selling, general and administrative expense in the three-month period was primarily due to an increase of $0.4 million for the amortization of intangible assets. The increase in selling, general and administrative expense in the nine-month period was primarily due to increases of $4.6 million for personnel-related expenses, including costs associated with increased headcount, and $0.6 million for the amortization of intangible assets. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the fourth quarter of fiscal 2020.

Interest Income and Other, Net

Interest income and other, net for the three and nine months ended October 3, 2020 was $2.0 million and $8.6 million, respectively, compared to $3.2 million and $9.7 million for the three and nine months ended September 28, 2019, respectively. The decrease in interest income and other, net in the recent three and nine month periods was primarily due to lower interest rates on the underlying instruments.

Interest Expense

Interest expense for the three and nine months ended October 3, 2020 was $8.6 million and $25.9 million, respectively, compared to $5.1 million and $15.1 million for the three and nine months ended September 28, 2019, respectively. The increase in interest expense in the recent three-month period was primarily due to a net increase of $3.2 million in interest resulting from an increase in the aggregate balance of notes outstanding. The increase in interest expense in the recent nine-month period was primarily due to a net increase of $5.0 million in interest resulting from an increase in the aggregate balance of notes outstanding and a loss of $4.0 million recorded on the early extinguishment of a portion of the 2022 Notes.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	October 3,	September 28,		October 3,	September 28,
(in millions)	2020	2019	Change	2020	2019	Change
Provision (benefit) for income taxes	$(0.1)	$1.7	$(1.8)	$(0.3)	$28.5	$(28.8)
Effective tax rate	(3.3)%	7.7%		(9.3)%	74.9%

The decrease in the effective tax rate for the three months ended October 3, 2020 as compared to the prior period was primarily due to the impact of permanent tax differences relative to the decreased current period pre-tax book income. The significant decrease in the effective tax rate for the nine months ended October 3, 2020 as compared to the prior period was primarily due to the impact in the prior period of a change in the Company’s position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement.

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

Business Outlook

The following represents our business outlook for the fourth quarter of fiscal 2020.

Income Statement Item	Estimate

Revenues	$221 million to $231 million

Gross margin	59%

Operating expenses	$123 million

Effective tax rate	0.0%

Diluted earnings per share	$0.02 to $0.12

Liquidity and Capital Resources

Our principal sources of liquidity as of October 3, 2020 consisted of $721.8 million in cash, cash equivalents and short-term investments, of which approximately $561.3 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, variable-rate demand notes, U.S. Treasury bills and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, certificates of deposit, Yankee bonds and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $127.0 million during the nine months ended October 3, 2020, compared to net cash provided of $134.9 million during the nine months ended September 28, 2019. Operating cash flows during the nine months ended October 3, 2020 reflect our net income of $3.6 million, adjustments of $101.5 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash inflow of $21.9 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $80.5 million at October 3, 2020 from $75.6 million at December 28, 2019. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 33 days at October 3, 2020 and 31 days at December 28, 2019.

Inventory decreased to $66.2 million at October 3, 2020 from $73.1 million at December 28, 2019. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 65 days at October 3, 2020 and 76 days at December 28, 2019.

Investing Activities

Net cash used in investing activities was $324.3 million during the nine months ended October 3, 2020, compared to net cash used of $58.4 million during the nine months ended September 28, 2019. The increase in cash outflows was principally due to a payment of $316.8 million for the acquisition of the Wi-Fi and Bluetooth business of Redpine Signals, offset by an increase in cash inflows of $47.5 million from net sales and purchases of marketable securities in the current period.

Financing Activities

Net cash provided by financing activities was $200.6 million during the nine months ended October 3, 2020, compared to net cash used of $36.4 million during the nine months ended September 28, 2019. The increase in cash inflows was principally due to $845 million in proceeds from the issuance of debt and a decrease of $10.4 million for repurchases of our common stock, offset by $617.6 million in payments on debt in the current period.

As of October 3, 2020, our debt included $535 million principal amount convertible senior notes (the “2025 Notes”) and $145.6 million principal amount convertible senior notes (the “2022 Notes”) and we had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On March 27, 2020, we borrowed $310 million under the revolving credit facility. On June 1, 2020, we used $310.0 million of the 2025 Notes proceeds to repay the revolving credit facility in full. We used the remainder of the proceeds, along with cash on hand, to repurchase approximately $236.8 million aggregate principal amount of its outstanding 2022 Notes. We had increased our borrowings as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Revenue recognition - We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In order to achieve this core principle, we apply a five-step process. As part of this process, we analyze the performance obligations in a customer contract and estimate the consideration we expect to receive. The evaluation of performance obligations requires that we identify the promised goods and services in the contract. For contracts that contain more than one promised good and service, we then must determine whether the promises are capable of being distinct and if they are separately identifiable from other promises in the contract. Additionally, for our sales to distributors, we must estimate the impact that price adjustments and rights of return will have on consideration. We make these estimates based on available information, including recent sales activity and pricing data. If our evaluation of performance obligations is incorrect, we may recognize revenue sooner or later than is appropriate. If our estimates of consideration are inaccurate, we may recognize too much or too little revenue in a period. We may adjust assumptions used to estimate consideration periodically based on analysis of prior estimates.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as October 3, 2020 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of October 3, 2020 would decrease our future annual interest income by approximately $5.6 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of October 3, 2020. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of October 3, 2020, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that a credit-related decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 3, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended October 3, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Information regarding legal proceedings is provided in Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.

Item 1A. Risk Factors

Risks Related to our Business

The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended October 3, 2020 was $214.0 million, or 33.2% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the nine months ended October 3, 2020, the percentage of our revenues derived from outside of the United States was 90% (and the revenue associated with end customers in China was 26%, and revenue attributed to China based on shipped-to location was 45%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended October 3, 2020, 78% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly. Because we consolidated our distribution relationships to a single global distributor, Arrow Electronics, in fiscal 2018, termination of the relationship with Arrow Electronics, either by us or by Arrow Electronics, could result in a temporary or permanent loss of revenue. If Arrow Electronics fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Arrow Electronics, we may not be able to find a distributor with the scale and resources of Arrow Electronics, maintain existing levels of international revenue or realize expected long-term international revenue growth. We may not be successful in finding suitable alternative global distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers.

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

The cyclical nature of the semiconductor industry drives wide fluctuations in available capacity at third-party vendors. On occasion, we have been unable to adequately respond to unexpected increases in customer demand due to capacity constraints and, therefore, were unable to benefit from this incremental demand. We may be unable to obtain adequate foundry, assembly or test capacity from our third-party subcontractors to meet our customers' delivery requirements even if we adequately forecast customer demand. For example, foundry, assembly and test capacity is currently limited due to a sudden spike in semiconductor demand. In addition, use of subcontractors outside of China has increased due to U.S.-China trade concerns. This is resulting in competing demand for capacity at our suppliers. Such conditions may adversely affect our revenue and increase our costs.

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

There were no repurchases of our common stock during the three months ended October 3, 2020.

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

SILICON LABORATORIES INC.

October 28, 2020	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

October 28, 2020	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)