Form 10-K
period 2021-01-02
SILICON LABORATORIES INC.
filed 2021-02-03
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2020) was approximately $4.2 billion (assuming, for this purpose, that only directors and officers are deemed affiliates).

There were 43,925,156 shares of the registrant's common stock issued and outstanding as of January 25, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Our primary semiconductor products are mixed-signal integrated circuits (ICs), which are electronic components that convert real-world analog signals into digital signals that electronic products can process. Our mixed-signal ICs leverage standard complementary metal oxide semiconductor (CMOS), a low cost, widely available process technology. Use of CMOS technology enables smaller, more cost-effective and energy-efficient solutions. Our software expertise allows us to develop products for markets where intelligent data capture, high-performance processing and communication are increasingly important product differentiators. We also focus design and engineering efforts on technologies that simplify and accelerate adoption by customers of security features engineered into our silicon chips. Our expertise in analog-intensive, mixed-signal IC design in CMOS and software development allows us to develop new and innovative products that are highly integrated and secure, simplifying our customers’ designs and improving their time-to-market.

Industry Background

Intelligence is being added to electronic systems to enable internet connectivity, power efficiency, monitoring of health, safety and consumption of precious resources and an improved user experience. This in turn is increasing the demand for bandwidth, requiring more infrastructure to support higher performance networks. The nearly ubiquitous availability of internet access and the increasing intelligence of electronic devices and mobility are enabling what is called the Internet of Things, a term that describes the exponential increase in IP-enabled devices connected to the internet.

These trends require more and more interaction between the analog world we live in and the digital world of computing, which is driving the need for analog-intensive, mixed-signal circuits in a wide range of electronic products. Traditional mixed-signal designs relied upon solutions built with numerous, complex discrete analog and digital components. While these traditional designs provide the required functionality, they are often inefficient and inadequate for use in markets where size, cost, power consumption, performance and security are increasingly important product differentiators. To improve their competitive position, electronics manufacturers must reduce the cost and complexity of their systems and enable new features or functionality to differentiate themselves from their competitors.

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

Products

We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the IoT including connected home and security, industrial automation and control, smart metering, smart lighting, commercial building automation, consumer electronics, asset tracking and medical instrumentation. We are a supplier of wireless connectivity solutions for the IoT based on Zigbee®, sub-GHz proprietary technologies, Bluetooth®, Z-Wave®, Thread, and Wi-Fi®. We are also developing commercial and smart city wireless connectivity solutions using the Wi-SUN open LPWAN protocol.

We provide a wide range of timing and isolation products for infrastructure applications including high-performance clocks and oscillators for networking equipment, data centers, servers and storage, wireless base stations, and automotive applications, as well as digital isolators and current sensors for industrial control and automation, power supplies, electric vehicles, battery management, solar inverters and motor control. We also provide broadcast products for applications such as TVs, set-top boxes and automotive infotainment systems, and access products including subscriber line interface circuits for voice over IP (VoIP), embedded modems, and Power over Ethernet (PoE) power source equipment and powered device ICs.

We have continued to diversify our product portfolio and introduce new products and solutions through both organic investment and acquisitions. Mergers and acquisitions are an important part of our growth strategy. In April 2020, we acquired the Wi-Fi and Bluetooth business of Redpine Signals for approximately $317 million in cash. We believe the acquisition will accelerate our roadmap for Wi-Fi and Bluetooth silicon and software solutions.

Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competing products into a single chip, chipset or system-on-chip (SoC). By doing so, we create products that, when compared to many competing products, offer the following benefits:

●	Require less printed circuit board (PCB) space;
●	Reduce the use of external components lowering the system cost and simplifying design;
●	Offer superior performance improving our customers’ end products;
●	Provide increased reliability and manufacturability, improving customer yields; and/or
●	Reduce system power requirements enabling smaller form factors and/or longer battery life.

We group our products into the following categories:

●	Internet of Things products, which include wireless connectivity, microcontroller (MCU) and sensor products; and
●	Infrastructure and automotive products, which include timing products (clocks and oscillators); power products (isolation and PoE devices); broadcast products (consumer and automotive radio devices); and access products (VoIP products and embedded modems).

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

-  Industrial automation and control

-  Smart metering

-  Smart lighting

-  Commercial building automation

-  Patient Monitoring

-  Connected Medical Products

-  Smart Appliances

-  Access control

-  HVAC control

-  Cameras

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

- Consumer health & fitness (wearables) - Smart home sensing - Industrial controls - Toys and consumer electronics - Monitors and lavatory controls - Consumer medical

Infrastructure and Automotive Products

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

-  Optical networking

-  Switches/routers

-  Telecommunications

-  Data center

-  Servers and storage

-  Wireless base stations

-  Mobile fronthaul, midhaul and backhaul

-  Small cells

-  Automotive

-  Industrial

-  Broadcast video

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

- Enterprise networking routers and switches - Wireless access points (WAP) - VoIP phones - POS terminals - Security cameras

Revenues during fiscal 2020, 2019 and 2018 were generated predominately by sales of our mixed-signal products. The following summarizes our revenue by product category (in thousands):

	Fiscal Year
	2020	2019	2018
Internet of Things	$513,670	$488,156	$463,838
Infrastructure and automotive	373,007	349,398	404,429
	$886,677	$837,554	$868,267

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

We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. During fiscal 2020, our ten largest end customers accounted for 20% of our revenues. We had no customer that represented more than 10% of our revenues during this period. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we sell the products to, and are paid by distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Arrow Electronics, Edom Technology and Sekorm, each represented 26%, 22% and 11% of our revenues during fiscal 2020, respectively.

We maintain numerous sales offices in Asia, the Americas and Europe. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 90% in fiscal 2020.

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

Research and development expenses were $287.9 million, $257.2 million and $238.3 million in fiscal 2020, 2019 and 2018, respectively.

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

As the IoT continues to mature, a new class of embedded applications is emerging, presenting feature-rich and task-intensive use cases. This growing complexity is driving the need for real-time operating systems to help simplify software development for IoT applications by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities. In addition to being able to manage numerous application tasks, an RTOS enhances scalability, and makes complex applications predictable and reliable. To address these application needs, in 2016 we acquired Micrium, an embedded RTOS provider. Micrium has established itself as a reliable, high performance and trusted RTOS software platform, with an installed base that has grown to millions of devices.

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

Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2020, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2021.

The impacts of the COVID-19 pandemic on our suppliers are uncertain, evolving and dependent on numerous unpredictable factors outside of our control. If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. Disruptions to our business and supply chain (and the business and supply chains of our customers) could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor. Capacity is currently limited at certain of our third-party foundry, assembly and test subcontractors due to a spike in semiconductor demand

Backlog

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

Intellectual Property

Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of January 2, 2021, we had approximately 1,771 issued or pending United States and foreign patents. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents in our patent portfolio vary. There can be no assurance that patents will ever be issued with respect to our patent applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Human Capital

Our success depends on our ability to continue to attract, retain and motivate qualified employees, particularly highly skilled analog and mixed-signal engineers and senior management personnel. We strive to meet this objective by offering competitive compensation and benefits in a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers.

As of January 2, 2021, we employed 1,838 people, of whom more than 60% are in engineering roles. Women represent approximately 20% of our workforce and men represent approximately 80%. We are a multi-national and multi-ethnic workforce, with sites and employees in more than a dozen countries. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. We actively promote diversity in our recruitment, development and promotion practices. These principles are also reflected in our employee training, in particular with respect to our policies against harassment, discrimination and the elimination of bias in the workplace.

We hold our employees to high performance standards and our compensation plans are designed to deliver competitive base pay and attractive incentive opportunities. Our benefits programs are tailored to the various countries in which we operate. We benchmark for market practices, and regularly review our compensation and benefit programs against the market to ensure they remain competitive.

We support a high-performance culture through learning and development solutions aligned with our strategic priorities. Our approach is business-centric, accessible and inclusive. Employees continuously collaborate and share their expertise through an internal training program consisting of classes and workshops that help strengthen technical and professional skills and advance careers. We also host university professors and external speakers to broaden knowledge, trigger creativity and inspire innovation. Our e-learning libraries and on-demand training videos allow employees to absorb information at their own pace and share their recommendations with co-workers. Employees are invited to attend our annual two-day technical symposium featuring peer-reviewed presentations showcasing our internal technical achievements and talks from outside experts to educate and inspire our workforce. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We regularly review succession plans and focus on promoting internal talent to help grow our employees’ careers.

We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and properly managing the transition of key roles when they occur. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We use employee surveys to better understand and improve the employee experience and identify opportunities to continually strengthen our work philosophy. We use employee feedback to drive and improve processes and ensure a deep understanding of our culture and vision among our employees. We believe the development of our company culture, along with competitive compensation, career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. During fiscal 2020, our voluntary employee turnover rate was less than 10%.

The health and safety of our employees is of utmost important to us. We offer comprehensive benefits to protect the health of our employees and their families as well as their way of life. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. In response to the COVID-19 pandemic, we implemented a response plan that we believe was in the best interest of our employees and the communities in which we operate. This included largely transitioning our global workforce to a remote work model, while implementing additional safety measures for essential employees continuing critical on-site work.

Corporate Social Responsibility

As a global corporate citizen, we are committed to environmental sustainability, operational excellence, and support for people and communities around the world. We strive to minimize resource use and reduce the environmental impact of our production process by designing smaller and more energy-efficient products, conserving energy and precious resources, and investing in sustainable technologies. We believe that sharing our success with the community is also a key component of our corporate value to “do the right thing.” Our philanthropy program provides financial, volunteer and in-kind support to organizations that have made a difference in improving the quality of life throughout the world, including those promoting diversity, inclusion and social justice. Actions we have taken in pursuit of these commitments include:

Environmental Programs

●	Adopted and require our suppliers to support the Responsible Business Alliance® (RBA®) Code of Conduct;
●	Prioritized qualified suppliers who are socially and environmentally progressive;
●	Demanded excellence in our quality and environmental performance, as demonstrated through our extensive product and process qualification commitments, including ISO 9001 Quality Management System and ISO 14001 Environmental Management System;

Social Programs

●	Donated a portion of our annual profits to charitable organizations;
●	Provided corporate matching for employee donations to qualified nonprofit organizations;
●	Offered 24 hours of paid time off per year for employees to volunteer in their communities;
●	Signed an open letter to take actions that advance racial justice, denounce racism and commit to real, sustained action and progress. As part of that effort, we granted $100 thousand to a collaborative nonprofit project that funds five racial justice organizations and provides the infrastructure for advocacy, volunteering and education;
●	Provided financial grants to organizations offering STEM education programs for at-risk students; and
●	Engaged in community service projects in our communities globally and donated to relief efforts when disasters occur.

Governmental Regulations

We are subject to international, federal, state and local regulations that are customary to businesses in the semiconductor industry. Such regulations include:

●	The Restriction of Hazardous Substances Directive (“RoHS”), which restricts the use of certain hazardous substances in electrical and electronic equipment;
●	General Data Protection Regulation (“GDPR”), which provides guidelines for the collection and processing of personal information from individuals who live in the European Union;
●	The U.S. Foreign Corrupt Practices Act ("FCPA"), which prohibits companies and their individual officers from influencing foreign officials with any personal payments or rewards; and
●	Conflict minerals reporting, which imposes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products.

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

Global Business Risks

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

Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third-party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our products. Foundry, assembly and test capacity is currently limited due to a spike in semiconductor demand. None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us.

In addition, the COVID-19 pandemic has caused further global economic uncertainty. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and suppliers, and could impact our business and operating results in the future.

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During fiscal 2020, the percentage of our revenues derived from outside of the United States was 90% (and the revenue associated with end customers in China was 26%, and revenue attributed to China based on shipped-to location was 45)%. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2020 was $287.9 million, or 32.5% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

The cyclical nature of the semiconductor industry drives wide fluctuations in available capacity at third-party vendors. On occasion, we have been unable to adequately respond to unexpected increases in customer demand due to capacity constraints and, therefore, were unable to benefit from this incremental demand. We may be unable to obtain adequate foundry, assembly or test capacity from our third-party subcontractors to meet our customers’ delivery requirements even if we adequately forecast customer demand. For example, foundry, assembly and test capacity is currently limited due to a spike in semiconductor demand. As a result, we have recently experienced longer lead times at certain third-party foundry subcontractors. In addition, use of subcontractors outside of China has increased due to U.S.-China trade concerns. This is resulting in competing demand for capacity at our suppliers. Such conditions may adversely affect our revenue and increase our costs.

There are significant risks associated with relying on these third-party foundries and subcontractors, including:

●	Failure by us, our customers or their end customers to qualify a selected supplier;
●	Potential insolvency of the third-party subcontractors;
●	Reduced control over delivery schedules and quality;
●	Limited warranties on wafers or products supplied to us;
●	Potential increases in prices or payments in advance for capacity;
●	Increased need for international-based supply, logistics and financial management;
●	Disruption to our supply chain resulting from cyber-attacks on our suppliers’ information technology systems;
●	Their inability to supply or support new or changing packaging technologies; and
●	Low test yields.

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

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our revenues and operating results, including:

●	The timing and volume of orders received from our customers;
●	The timeliness of our new product introductions and the rate at which our new products may cannibalize our older products;
●	The rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as “design wins”;
●	The time lag and realization rate between “design wins” and production orders;
●	Supplier capacity constraints;
●	The demand for, and life cycles of, the products incorporating our mixed-signal solutions;
●	The rate of adoption of mixed-signal products in the markets we target;
●	Deferrals or reductions of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of mixed-signal ICs;
●	Changes in product mix;
●	The average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing;
●	The average selling prices for our products generally decline over time;
●	Changes in market standards;
●	Impairment charges related to inventory, equipment or other long-lived assets;
●	The software used in our products, including software provided by third parties, may not meet the needs of our customers;
●	Our customers may not be able to obtain other components such as capacitors (which are currently in short supply) that they need to incorporate in conjunction with our products, leading to potential downturn in the demand for our products;
●	Significant legal costs to defend our intellectual property rights or respond to claims against us; and
●	The rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2020, 78% of our revenue was derived from distributors. As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly. Because we consolidated our distribution relationships to a single global distributor, Arrow Electronics, in fiscal 2018, termination of the relationship with Arrow Electronics, either by us or by Arrow Electronics, could result in a temporary or permanent loss of revenue. If Arrow Electronics fails to effectively market and sell our products in full compliance with applicable laws, or if we are unable to maintain our existing relationship with Arrow Electronics, we may not be able to find a distributor with the scale and resources of Arrow Electronics, maintain existing levels of international revenue or realize expected long-term international revenue growth. We may not be successful in finding suitable alternative global distributors on satisfactory terms, or at all, and this could adversely affect our ability to effectively sell our solutions in certain geographical locations or to certain end customers.

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

Third parties with which we conduct business, such as foundries, assembly and test contractors, distributors and customers, have access to certain portions of our sensitive data. In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our reputation, business operations and financial results. Additionally, a successful cyber-attack against one of these third-parties’ information technology systems may disrupt our supply chain.

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

Intellectual Property Risks

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

Liquidity and Credit Risks

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

On January 6, 2021, we issued a notice of redemption for the remaining $140.6 million principal amount of our 2022 convertible senior notes. The redemption will occur on March 22, 2021, unless earlier converted.

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

Stock and Governance Risks

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

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol “SLAB”. As of January 25, 2021, there were 66 holders of record of our common stock.

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

500
400
300
200
100
0
DOLLARS
01/02/16
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
Silicon Laboratories Inc.
NASDAQ Composite
PHLX Semiconductor Index

Company / Index	01/02/16	12/31/16	12/30/17	12/29/18	12/28/19	01/02/21
Silicon Laboratories Inc.	$100.00	$133.91	$181.91	$161.72	$240.05	$262.34
NASDAQ Composite Index	$100.00	$108.87	$141.13	$136.06	$188.13	$271.64
PHLX Semiconductor Index	$100.00	$139.32	$195.80	$182.72	$301.80	$461.53
(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on January 2, 2016, and that all dividends were reinvested. No cash dividends have been declared on our common stock.
(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended January 2, 2021.

Item 6.    Selected Financial Data

Please read this selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and the notes to those statements included in this Form 10-K.

	Fiscal Year
	2020	2019	2018 (1)	2017	2016

	(in thousands, except per share data)
Consolidated Statements of Income Data
Revenues	$886,677	$837,554	$868,267	$768,867	$697,626
Operating income	$38,300	$56,697	$85,208	$84,974	$66,277
Net income	$12,531	$19,265	$83,591	$47,092	$61,494
Earnings per share:
Basic	$0.29	$0.44	$1.94	$1.11	$1.47
Diluted	$0.28	$0.43	$1.90	$1.09	$1.45

Consolidated Balance Sheet Data
Cash, cash equivalents and investments	$730,023	$731,618	$619,581	$769,704	$300,263
Working capital	691,323	806,158	681,793	785,317	351,156
Total assets	1,993,487	1,674,853	1,624,354	1,535,082	1,081,844
Long‑term obligations	509,148	422,101	412,219	419,741	115,191
Total stockholders’ equity	1,199,841	1,115,051	1,067,290	953,016	826,958
(1)	In fiscal 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. We elected the modified retrospective method of adoption. Periods prior to fiscal 2018 have not been adjusted.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” and “Risk Factors” above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2020 was a 53-week year with the extra week occurring in the first quarter of the year and ended on January 2, 2021. Fiscal 2019 and 2018 were 52-week years and ended on December 28, 2019 and December 29, 2018, respectively.

Impact of COVID-19

A new strain of novel coronavirus which causes a severe respiratory disease (“COVID-19”) was identified in 2019, and subsequently declared a worldwide pandemic by the World Health Organization. We implemented a response plan and continued operations while largely transitioning our global workforce to a remote work model. The third parties that perform our semiconductor manufacturing, assembly, packaging and testing have generally remained operational. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under “Risk Factors” above, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Current Period Highlights

Revenues increased $49.1 million in fiscal 2020 compared to fiscal 2019 due to increased revenues from both our IoT products and Infrastructure and automotive products. Gross profit increased $17.2 million during the same period due primarily to increased product sales. Gross margin decreased to 59.5% in fiscal 2020 compared to 60.9% in fiscal 2019 primarily due to variations in product mix. Operating expenses increased $35.6 million in fiscal 2020 compared to fiscal 2019 due primarily to increased personnel-related expenses, new product introduction costs, amortization of intangible assets and occupancy costs. Operating income in fiscal 2020 was $38.3 million compared to $56.7 million in fiscal 2019.

We ended fiscal 2020 with $724.7 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $135.7 million during fiscal 2020. Accounts receivable were $95.2 million at January 2, 2021, representing 35 days sales outstanding (DSO). Inventory was $66.7 million at January 2, 2021, representing 59 days of inventory (DOI). In fiscal 2020, we repurchased 0.2 million shares of our common stock for $16.3 million.

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

In fiscal 2020, we introduced a Z-Wave Long Range (LR) solution enabling one mile connectivity for Z-Wave 700 Series products; highly integrated modules designed to simplify implementation of IEEE 1588 in communications, smart grid, financial trading and industrial applications; new isolated gate drivers that cut latency by 50 percent while significantly increasing transient immunity; new small form-factor, high-performance crystal oscillators (XOs) and voltage-controlled crystal oscillators (VCXOs) for applications that require low jitter and frequency-flexible clock synthesis; a Bluetooth Low Energy system-in-package (SiP) that adds turnkey Bluetooth connectivity to extremely small products; a major upgrade to our Integrated Developer Environment (IDE) with the launch of Simplicity Studio 5; energy-friendly power management ICs (PMICs) that enhance the energy efficiency of battery-powered applications; a Power over Ethernet (PoE) portfolio that reduces the cost and complexity of adding 90 W PoE to power sourcing equipment (PSE) and powered devices (PD); Secure Vault technology, an award-winning suite of state-of-the-art security with features designed to help connected device manufacturers address escalating IoT security threats and regulatory pressures; secure, proprietary wireless system-on-chip (SoC) devices designed for power- and size-constrained IoT products such as electronic shelf labels; secure, ultra-low-power SoCs optimized for Zigbee Green Power applications powered by coin cell batteries or energy-harvesting sources; and a Bluetooth SoC solution delivering a combination of security features, wireless performance, energy efficiency, and software tools and stacks to meet the market demand for high-volume, battery-powered IoT products. We plan to continue to introduce products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During fiscal 2020, 2019 and 2018, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Arrow Electronics, Edom Technology and Sekorm, each represented 26%, 22% and 11% of our revenues during fiscal 2020, respectively. Arrow and Edom, each represented 26% and 20% of our revenues during fiscal 2019, and 21% and 17% of our revenues during fiscal 2018, respectively.

The percentage of our revenues derived from outside of the United States was 90% in fiscal 2020, 87% in fiscal 2019 and 83% in fiscal 2018. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Interest Income and Other, Net. Interest income and other, net reflects interest earned on our cash, cash equivalents and investment balances, foreign currency remeasurement adjustments, income or loss on equity method investments, and other non-operating income and expenses.

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

The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2020	2019	2018
Revenues	100.0%	100.0%	100.0%
Cost of revenues	40.5	39.1	39.9
Gross margin	59.5	60.9	60.1
Operating expenses:
Research and development	32.5	30.7	27.5
Selling, general and administrative	22.7	23.4	22.8
Operating expenses	55.2	54.1	50.3
Operating income	4.3	6.8	9.8
Other income (expense):
Interest income and other, net	1.3	1.5	0.8
Interest expense	(3.9)	(2.4)	(2.3)
Income before income taxes	1.7	5.9	8.3
Provision (benefit) for income taxes	0.3	3.6	(1.3)
Net income	1.4%	2.3%	9.6%

Comparison of Fiscal 2020 to Fiscal 2019

Revenues

	Fiscal Year
(in millions)	2020	2019	Change	% Change
Internet of Things	$513.7	$488.2	$25.5	5.2%
Infrastructure and automotive	373.0	349.4	23.6	6.8%
Total	$886.7	$837.6	$49.1	5.9%

The change in revenues in fiscal 2020 was due to:

●	Increased revenues of $25.5 million for our IoT products, due primarily to increased demand for our MCU products and wireless connectivity products and the addition of revenues from an acquisition.
●	Increased revenues of $23.6 million for our Infrastructure and automotive products, due primarily to increased demand for our power and timing products.

The increase in revenues in fiscal 2020 was also due to an adjustment of $11.9 million resulting from a change in the assumptions used to estimate variable consideration. Unit volumes of our products increased by 13.8% and average selling prices decreased by 6.7% compared to fiscal 2019. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices. We anticipate that newly announced, higher priced, next generation products and product derivatives will offset some of these decreases.

Gross Profit

	Fiscal Year
(in millions)	2020	2019	Change
Gross profit	$527.5	$510.3	$17.2
Gross margin	59.5%	60.9%	(1.4)%

Gross profit increased in fiscal 2020 due primarily to increased product sales. The change in gross profit in fiscal 2020 was due to an increase in gross profit of $11.7 million for our Infrastructure and automotive products and $5.5 million for our Internet of Things products. Gross margin decreased in fiscal 2020 primarily due to lower gross margins on our IoT products. Gross margin declines resulted primarily from lower average selling prices on such products in fiscal 2020.

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

Research and Development

	Fiscal Year
(in millions)	2020	2019	Change	% Change
Research and development	$287.9	$257.2	$30.7	12.0%
Percent of revenue	32.5%	30.7%

The increase in research and development expense in fiscal 2020 was primarily due to increases of $18.5 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, $5.5 million for new product introduction costs, $3.7 million for the amortization of intangible assets and $1.0 million for occupancy costs. We expect that research and development expense will increase in absolute dollars in the first quarter of 2021 compared to the fourth quarter of 2020.

Selling, General and Administrative

	Fiscal Year
(in millions)	2020	2019	Change	% Change
Selling, general and administrative	$201.3	$196.4	$4.9	2.5%
Percent of revenue	22.7%	23.4%

The increase in selling, general and administrative expense in fiscal 2020 was primarily due to an increase of $4.4 million for personnel-related expenses, including costs associated with increased headcount. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the first quarter of 2021 compared to the fourth quarter of 2020.

Interest Income and Other, Net

Interest income and other, net in fiscal 2020 was $11.1 million compared to $13.2 million in fiscal 2019. The decrease in interest income and other, net in fiscal 2020 was primarily due to lower interest rates on the underlying instruments, offset by a net gain of $1.8 million recorded in connection an equity investment.

Interest Expense

Interest expense in fiscal 2020 was $34.1 million compared to $20.2 million in fiscal 2019. The increase in interest expense in fiscal 2020 was primarily due to a net increase of $8.0 million in interest resulting from an increase in the aggregate balance of notes outstanding and a loss of $4.1 million recorded on the early extinguishment of a portion of the 2022 Notes.

Provision (Benefit) for Income Taxes

	Fiscal Year
(in millions)	2020	2019	Change
Provision (benefit) for income taxes	$2.8	$30.4	$(27.6)
Effective tax rate	18.1%	61.2%

The decrease in the effective tax rate for fiscal 2020 as compared to fiscal 2019 was primarily due to the impact in fiscal 2019 of a change in our position related to the treatment of stock-based compensation within our intercompany cost-sharing arrangement offset by the increased impact of fiscal 2020 permanent tax differences. The incremental, discrete income tax expense recognized in fiscal 2019 for the cost-sharing change was $27.2 million.

The effective tax rates for each of the periods presented differ from the U.S. federal statutory tax rates of 21% due to the amount of income earned in foreign jurisdictions where the tax rate may be higher or lower than the federal statutory tax rate, and other permanent items including research and development tax credits, the tax effects of stock-based compensation and global intangible low-tax income (“GILTI”).

Comparison of Fiscal 2019 to Fiscal 2018

A discussion of changes in our results of operations from fiscal 2018 to fiscal 2019 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the Securities and Exchange Commission on January 29, 2020.

Business Outlook

The following represents our business outlook for the first quarter of fiscal 2021.

Income Statement Item	Estimate

Revenues	$237 million to $247 million

Gross margin	58.1%

Operating expenses	$126 million

Effective tax rate	0.0%

Diluted earnings per share	$0.05 to $0.15

Liquidity and Capital Resources

Our principal sources of liquidity as of January 2, 2021 consisted of $724.7 million in cash, cash equivalents and short-term investments, of which approximately $572.8 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, variable-rate demand notes, U.S. Treasury bills and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, certificates of deposit and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $135.7 million during fiscal 2020, compared to net cash provided of $166.5 million during fiscal 2019. Operating cash flows during fiscal 2020 reflect our net income of $12.5 million, adjustments of $141.6 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $18.4 million due to changes in our operating assets and liabilities.

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

Accounts receivable increased to $95.2 million at January 2, 2021 from $75.6 million at December 28, 2019. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 35 days at January 2, 2021 and 31 days at December 28, 2019.

Inventory decreased to $66.7 million at January 2, 2021 from $73.1 million at December 28, 2019. Our inventory level is primarily impacted by our need to make purchase commitments to support forecasted demand and variations between forecasted and actual demand. Our DOI was 59 days at January 2, 2021 and 76 days at December 28, 2019. The decline in DOI was primarily due to lower inventory levels at January 2, 2021 resulting from supplier capacity constraints and higher demand for our products.

Investing Activities

Net cash used in investing activities was $361.0 million during fiscal 2020, compared to net cash used of $106.8 million during fiscal 2019. The increase in cash outflows was principally due to a payment of $316.8 million for the acquisition of the Wi-Fi and Bluetooth business of Redpine Signals, offset by a decrease in cash outflows of $57.4 million from net purchases and sales of marketable securities in fiscal 2020.

Net cash used in investing activities was $106.8 million during fiscal 2019, compared to net cash used of $197.0 million during fiscal 2018. The decrease in cash outflows was principally due to a decrease of $237.2 million in net payments for the acquisition of businesses, offset by an increase in cash outflows of $157.8 million in net purchases and sales of marketable securities in fiscal 2019.

Financing Activities

Net cash provided by financing activities was $200.9 million during fiscal 2020, compared to cash used of $29.6 million during fiscal 2019. The increase in cash inflows was principally due to $845.0 million in proceeds from the issuance of debt and a decrease of $10.4 million for repurchases of our common stock, offset by $623.6 million in payments on debt in fiscal 2020.

Net cash used in financing activities was $29.6 million during fiscal 2019, compared to cash used of $48.8 million during fiscal 2018. The decrease in cash outflows was principally due to a decrease of $12.6 million for repurchases of our common stock during fiscal 2019.

As of January 2, 2021, our debt included $535 million principal amount convertible senior notes (the “2025 Notes”) and $140.6 million principal amount convertible senior notes (the “2022 Notes”) and we had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On March 27, 2020, we borrowed $310 million under the revolving credit facility. On June 1, 2020, we used $310.0 million of the 2025 Notes proceeds to repay the revolving credit facility in full. We used the remainder of the proceeds, along with cash on hand, to repurchase approximately $236.8 million aggregate principal amount of its outstanding 2022 Notes. We had increased our borrowings as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. On January 6, 2021, we issued a notice of redemption for the remaining 2022 Notes. The redemption will occur on March 22, 2021, unless earlier converted. See Note 10, Debt, to the Consolidated Financial Statements for additional information.

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

Contractual Obligations

The following table summarizes our contractual obligations as of January 2, 2021 (in thousands):

	Payments due by period
	Total	2021	2022	2023	2024	2025	Thereafter
Long‑term debt obligations (1)	$675,567	$140,567	$—	$—	$—	$535,000	$—
Interest on long‑term debt obligations (2)	$19,532	$5,399	$4,332	$4,332	$3,928	$1,541	$—
Operating lease obligations (3)	$34,901	$6,787	$6,174	$5,367	$4,874	$3,278	$8,421
Purchase obligations (4)	$148,595	$148,595	$—	$—	$—	$—	$—
Other long‑term obligations (5)	$39,667	$—	$14,888	$10,406	$6,346	$8,027	$—
(1)	Long-term debt obligations represent the principal portion of the 2022 Notes and 2025 Notes. The remaining principal balance of the 2022 Notes will be redeemed in 2021, and, therefore, has been reclassified to short-term debt.
(2)	Interest on our long-term debt obligations primarily represents contractual interest on the 2022 Notes and 2025 Notes. Interest excludes non-cash amortization of the debt discount and debt issuance costs.
(3)	Operating lease obligations include amounts for leased facilities.
(4)	Purchase obligations include contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.
(5)	Other long-term obligations primarily represent non-current income taxes and software license obligations.

We are unable to make a reasonably reliable estimate as to when or if cash settlement with taxing authorities will occur for our unrecognized tax benefits. Therefore, our liability of $3.0 million for unrecognized tax benefits is not included in the table above. See Note 17, Income Taxes, to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of January 2, 2021, we had no significant off-balance sheet arrangements.

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

Revenue recognition – We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In order to achieve this core principle, we apply a five-step process. As part of this process, we analyze the performance obligations in a customer contract and estimate the consideration we expect to receive. The evaluation of performance obligations requires that we identify the promised goods and services in the contract. For contracts that contain more than one promised good and service, we then must determine whether the promises are capable of being distinct and if they are separately identifiable from other promises in the contract. Additionally, for our sales to distributors, we must estimate the impact that price adjustments and rights of return will have on consideration. We make these estimates based on available information, including recent sales activity and pricing data. If our evaluation of performance obligations is incorrect, we may recognize revenue sooner or later than is appropriate. If our estimates of consideration are inaccurate, we may recognize too much or too little revenue in a period. We may adjust assumptions used to estimate consideration periodically based on analysis of prior estimates. See Note 14, Revenues, to the Consolidated Financial Statements for additional information.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as January 2, 2021 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of January 2, 2021 would decrease our future annual interest income by approximately $5.2 million. A 100 basis point decline in yield on our investment portfolio holdings as of December 28, 2019 would have decreased our future annual interest income by approximately $6.6 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of January 2, 2021. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of January 2, 2021, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that a credit-related decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 2, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended January 2, 2021 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of January 2, 2021, our internal control over financial reporting is effective based on those criteria.

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

10.7*

Security and Pledge Agreement, dated July 31, 2012, by and among Silicon Laboratories Inc., with the other parties identified as “Obligors” (as defined therein) and such other parties that may become Obligors thereunder after the date thereof, and Bank of America, N.A (filed as Exhibit 10.2 to the Form 8-K filed August 1, 2012).

10.8*	+	Silicon Laboratories Inc. 2009 Stock Incentive Plan, as amended and restated on April 20, 2017 (filed as Exhibit 10.1 to the Form 10-Q filed on July 26, 2017).
10.9*	+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan, as amended and restated on April 20, 2017 (filed as Exhibit 10.2 to the Form 10-Q filed on July 26, 2017).
10.10*	+

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

Exhibit Number
10.12*	+

Form of Stock Option Grant Notice and Global Stock Option Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.9 to the Form 10-K filed on February 1, 2017).

10.13*	+

Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.10 to the Form 10-K filed on February 1, 2017).

10.14*

Purchase Agreement between Silicon Laboratories Inc. and Goldman, Sachs & Co. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named therein, dated February 28, 2017 (filed as Exhibit 10.1 to the Form 8-K filed on March 6, 2017).

10.15*	+	CEO Change in Control Agreement dated October 23, 2018 between Silicon Laboratories Inc. and G. Tyson Tuttle (filed as Exhibit 10.1 to the Form 8-K filed on October 24, 2018).
10.16*	+	Silicon Laboratories Inc. Form of Change in Control Agreement (filed as Exhibit 10.2 to the Form 8-K filed on October 24, 2018).
10.17*	+	Silicon Laboratories Inc. 2020 Bonus Plan (filed as Exhibit 10.1 to the Form 8-K filed on January 24, 2020).
21		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (included on signature page to this Form 10-K).
31.1		Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Incorporated herein by reference to the indicated filing.

+     Management contract or compensatory plan or arrangement

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 3, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Navdeep S. Sooch	Chairman of the Board	February 3, 2021
Navdeep S. Sooch

/s/ G. Tyson Tuttle	President, Chief Executive Officer and Director (Principal Executive Officer)	February 3, 2021
G. Tyson Tuttle

/s/ John C. Hollister	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 3, 2021
John C. Hollister

/s/ William G. Bock	Director	February 3, 2021
William G. Bock

/s/ Jack R. Lazar	Director	February 3, 2021
Jack R. Lazar

/s/ Gregg Lowe	Director	February 3, 2021
Gregg Lowe

/s/ Nina Richardson	Director	February 3, 2021
Nina Richardson

/s/ Sumit Sadana	Director	February 3, 2021
Sumit Sadana

/s/ William P. Wood	Director	February 3, 2021
William P. Wood

/s/ Christy Wyatt	Director	February 3, 2021
Christy Wyatt

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Silicon Laboratories Inc.’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silicon Laboratories Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Silicon Laboratories Inc. as of January 2, 2021 and December 28, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2021, and the related notes and our report dated February 3, 2021 expressed an unqualified opinion thereon.

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
February 3, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of January 2, 2021 and December 28, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended January 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 3, 2021 expressed an unqualified opinion thereon.

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

Recognition of Variable Consideration
Description of the Matter

At January 2, 2021, the Company’s revenue returns liability, which is included in the Deferred revenues and returns liability in the consolidated balance sheet, was $13 million. As discussed in Note 2 of the consolidated financial statements, when recording revenue for its contracts with customers the Company estimates variable consideration at the most likely amount to which it expects to be entitled. Variable consideration that does not meet revenue recognition criteria is deferred and a revenue returns liability is recorded. The variable consideration estimate considers both the likelihood of a return and the amount of potential price concession.

Auditing management’s estimate of the revenue returns liability was judgmental because the calculation involves subjective management assumptions about the estimates of expected future price concessions and/or product returns. For example, the estimated variable consideration included in the transaction price reflects management’s evaluation of contractual terms, historical experience, assumptions about future economic conditions and the quantity of products distributors are expected to sell. Changes in those assumptions can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the measurement and valuation of the variable consideration recognized as revenue and the revenue returns liability. For example, we tested controls over management’s review of the variable consideration methodology, the significant assumptions and the historical data utilized in the estimate for assumed product returns and expected price concessions.

To test the variable consideration recognized as revenue and the revenue returns liability, we performed audit procedures that included, among others, an evaluation of the Company’s methodology and significant assumptions, and tested the completeness and accuracy of the historical data utilized in the estimate. In our assessment of the methodology, we considered changes in the business, changes to specific distributor contracts and evaluated significant assumptions used by comparison to current trends and recent transactions. We also evaluated the accuracy of management’s assumed product returns and expected price concessions from prior periods by comparing to subsequent actual activity.

Accounting for Acquisition
Description of the Matter

As discussed in Note 8 of the financial statements, on April 28, 2020, the Company acquired the Wi-Fi and Bluetooth business of Redpine Signals, Inc. for total acquisition consideration of $317 million. The transaction was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805.

Auditing the Company’s accounting for the Redpine Signals acquisition was complex and judgmental due to the significant estimation required by management to determine the fair value of the acquired intangible assets, including developed technology and in-process research and development assets of $62 million and $12 million, respectively. The Company used variations of the income valuation approach, including the discounted expected future cash flow method, to measure the fair value of these intangible assets. Significant assumptions used to estimate the fair value of these intangible assets included revenue growth rates, technology migration curves and discount rates. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for acquisitions. For example, we tested controls over management’s review of the valuation of acquired intangible assets, including the review of the valuation models and significant assumptions used in the valuation models.

To test the estimated fair value of these intangible assets, our audit procedures included, among others, evaluating the Company’s valuation methodology, evaluating the significant assumptions used by the Company and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions used to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, and to the historical results of both the Company and the acquiree. We also involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
Austin, Texas
February 3, 2021

Silicon Laboratories Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	January 2,	December 28,
	2021	2019
Assets
Current assets:
Cash and cash equivalents	$202,720	$227,146
Short-term investments	521,963	498,825
Accounts receivable, net	95,169	75,639
Inventories	66,662	73,057
Prepaid expenses and other current assets	89,307	69,192
Total current assets	975,821	943,859
Property and equipment, net	139,439	135,939
Goodwill	631,932	398,402
Other intangible assets, net	166,084	134,279
Other assets, net	80,211	62,374
Total assets	$1,993,487	$1,674,853
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,949	$38,899
Current portion of convertible debt, net	134,480	—
Deferred revenue and returns liability	12,986	19,251
Other current liabilities	82,083	79,551
Total current liabilities	284,498	137,701
Convertible debt, net	428,945	368,257
Other non-current liabilities	80,203	53,844
Total liabilities	793,646	559,802
Commitments and contingencies
Stockholders' equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 43,925 and 43,496 shares issued and outstanding at January 2, 2021 and December 28, 2019, respectively	4	4
Additional paid-in capital	204,359	133,793
Retained earnings	993,664	980,608
Accumulated other comprehensive income	1,814	646
Total stockholders' equity	1,199,841	1,115,051
Total liabilities and stockholders' equity	$1,993,487	$1,674,853

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Revenues	$886,677	$837,554	$868,267
Cost of revenues	359,151	327,270	346,868
Gross profit	527,526	510,284	521,399
Operating expenses:
Research and development	287,887	257,150	238,347
Selling, general and administrative	201,339	196,437	197,844
Operating expenses	489,226	453,587	436,191
Operating income	38,300	56,697	85,208
Other income (expense):
Interest income and other, net	11,143	13,185	6,647
Interest expense	(34,142)	(20,233)	(19,694)
Income before income taxes	15,301	49,649	72,161
Provision (benefit) for income taxes	2,770	30,384	(11,430)

Net income	$12,531	$19,265	$83,591

Earnings per share:
Basic	$0.29	$0.44	$1.94
Diluted	$0.28	$0.43	$1.90

Weighted-average common shares outstanding:
Basic	43,775	43,346	43,159
Diluted	44,372	44,290	44,044

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Net income	$12,531	$19,265	$83,591

Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains arising during the period	1,131	2,564	376
Reclassification for (gains) losses included in net income	(510)	(218)	49

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	33	(321)	(953)
Reclassification for losses included in net income	825	784	316

Other comprehensive income (loss), before tax	1,479	2,809	(212)

Provision (benefit) for income taxes	311	589	(45)

Other comprehensive income (loss)	1,168	2,220	(167)

Comprehensive income	$13,699	$21,485	$83,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 30, 2017	42,707	$4	$102,862	$851,307	$(1,157)	$953,016
Cumulative effect of adoption of accounting standard	—	—	—	26,445	(250)	26,195
Net income	—	—	—	83,591	—	83,591
Other comprehensive loss	—	—	—	—	(167)	(167)
Stock issuances, net of shares withheld for taxes	815	—	(6,180)	—	—	(6,180)
Repurchases of common stock	(434)	—	(39,276)	—	—	(39,276)
Stock-based compensation	—	—	50,111	—	—	50,111
Balance as of December 29, 2018	43,088	4	107,517	961,343	(1,574)	1,067,290
Net income	—	—	—	19,265	—	19,265
Other comprehensive income	—	—	—	—	2,220	2,220
Stock issuances, net of shares withheld for taxes	709	—	(1,799)	—	—	(1,799)
Repurchases of common stock	(301)	—	(26,716)	—	—	(26,716)
Stock-based compensation	—	—	54,791	—	—	54,791
Balance as of December 28, 2019	43,496	4	133,793	980,608	646	1,115,051
Cumulative effect of adoption of accounting standard	—	—	—	525	—	525
Net income	—	—	—	12,531	—	12,531
Other comprehensive income	—	—	—	—	1,168	1,168
Stock issuances, net of shares withheld for taxes	639	—	(3,109)	—	—	(3,109)
Repurchases of common stock	(210)	—	(16,287)	—	—	(16,287)
Stock-based compensation	—	—	60,065	—	—	60,065
Convertible debt activity	—	—	29,897	—	—	29,897
Balance as of January 2, 2021	43,925	$4	$204,359	$993,664	$1,814	$1,199,841

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Operating Activities
Net income	$12,531	$19,265	$83,591
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of property and equipment	17,780	16,883	15,912
Amortization of other intangible assets and other assets	44,733	39,584	44,102
Amortization of debt discount and debt issuance costs	21,433	13,485	12,892
Loss on extinguishment of convertible debt	4,060	—	—
Stock-based compensation expense	60,091	54,799	50,077
Deferred income taxes	(6,533)	23,048	(8,210)
Changes in operating assets and liabilities:
Accounts receivable	(17,612)	(2,401)	3,931
Inventories	10,748	2,171	7,660
Prepaid expenses and other assets	(51,839)	8,965	(4,960)
Accounts payable	15,263	7,830	5,952
Other current liabilities and income taxes	3,257	(6,826)	(21,828)
Deferred revenue and returns liability	(6,694)	(3,243)	(6,202)
Other non-current liabilities	28,500	(7,038)	(9,375)
Net cash provided by operating activities	135,718	166,522	173,542

Investing Activities
Purchases of available-for-sale investments	(519,567)	(424,524)	(395,904)
Sales and maturities of available-for-sale investments	497,357	344,937	474,129
Purchases of property and equipment	(20,422)	(16,279)	(24,462)
Purchases of other assets	(1,570)	(8,396)	(11,063)
Acquisitions of businesses, net of cash acquired	(316,809)	(2,510)	(239,729)
Net cash used in investing activities	(361,011)	(106,772)	(197,029)

Financing Activities
Proceeds from issuance of debt	845,000	—	—
Payments on debt	(624,737)	(1,132)	—
Repurchases of common stock	(16,287)	(26,716)	(39,276)
Payment of taxes withheld for vested stock awards	(18,124)	(16,295)	(19,483)
Proceeds from the issuance of common stock	15,015	14,496	13,303
Payment of acquisition-related contingent consideration	—	—	(3,380)
Net cash provided by (used in) financing activities	200,867	(29,647)	(48,836)

Increase (decrease) in cash and cash equivalents	(24,426)	30,103	(72,323)
Cash and cash equivalents at beginning of period	227,146	197,043	269,366
Cash and cash equivalents at end of period	$202,720	$227,146	$197,043
Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,662	$6,367	$6,227
Income taxes paid	$7,217	$10,291	$20,599

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements

January 2, 2021

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2020 had 53 weeks with the extra week occurring in the first quarter of the year and ended on January 2, 2021. Fiscal 2019 and 2018 had 52 weeks and ended on December 28, 2019 and December 29, 2018, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Adoption of New Financial Instruments Accounting Standard

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on December 29, 2019, the first day of its fiscal year ended January 2, 2021. The adoption did not have a material impact on its financial statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

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

The Company reviews its available-for-sale investments as of the end of each reporting period for declines in fair value based on the specific identification method. The Company records an allowance for credit loss when a decline in fair value is due to credit-related factors. The Company considers various factors in determining whether an investment is impaired, including the severity of the impairment, changes in underlying credit ratings, forecasted recovery, its intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. When the Company concludes that a credit-related impairment has occurred, the Company assesses whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery. If either of these two conditions is met, the Company recognizes a charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If the Company does not intend to sell a security and it is not more likely than not that it will be required to sell the security before recovery, the unrealized loss is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recorded in accumulated other comprehensive income (loss).

In addition, the Company has made equity investments in non-publicly traded companies. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company’s proportionate share of income or loss is recorded in interest income and other, net in the Consolidated Statement of Income. All other non-marketable equity investments are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. The Company periodically reviews its equity investments for declines in fair value based on the specific identification method and writes down investments to their fair values when it determines that a decline has occurred.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

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

The Company owns the facilities for its headquarters in Austin, Texas. The buildings are located on land which is leased through 2099 from a third party. The rents for these ground leases were prepaid for the term of the leases. The buildings and leasehold interest in ground leases are being depreciated on a straight-line basis over their estimated useful lives of 40 years and 86 years, respectively.

Business Combinations

The Company records business combinations using the acquisition method of accounting and, accordingly, allocates the fair value of acquisition consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the businesses acquired are included in the Company's consolidated results of operations beginning on the date of the acquisition.

Long-Lived Assets

Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from two to twelve years. Fair values are determined primarily using the income approach, in which the Company projects future expected cash flows and applies an appropriate discount rate.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

2. Significant Accounting Policies (Continued)

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

The Company tests goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if events occur that would indicate that the carrying value of goodwill may be impaired. The Company assesses goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. In determining fair value, several valuation methodologies are allowed, although quoted market prices are the best evidence of fair value. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized equal to that excess amount.

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were not material for any of the periods presented.

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax laws and related rates that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheet. The Company then assesses the likelihood that the deferred tax assets will be realized. A valuation allowance is established against deferred tax assets to the extent the Company believes that it is more likely than not that the deferred tax assets will not be realized, taking into consideration the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

Uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. See Note 17, Income Taxes, for additional information.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using one of two retrospective transition methods. Early adoption is permitted for fiscal periods beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to potentially increase the carrying value of its convertible debt and reduce its reported interest expense. In addition, should the Company be required to use the if-converted method for calculating diluted earnings per share, the number of shares used in such calculation could potentially increase. The Company will continue to evaluate the effect that the adoption of this ASU will have on its financial statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Net income	$12,531	$19,265	$83,591

Shares used in computing basic earnings per share	43,775	43,346	43,159

Effect of dilutive securities:
Stock-based awards and convertible debt	597	944	885
Shares used in computing diluted earnings per share	44,372	44,290	44,044

Earnings per share:
Basic	$0.29	$0.44	$1.94
Diluted	$0.28	$0.43	$1.90

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For fiscal 2020, 2019 and 2018, approximately 0.2 million shares, 0.4 million shares and 0.1 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 10, Debt, to the Consolidated Financial Statements for additional information.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

4. Fair Value of Financial Instruments

The following summarizes the valuation of the Company’s financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements
	at January 2, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$75,606	$—	$—	$75,606
Corporate debt securities	—	14,995	—	14,995
Government debt securities	2,355	2,564	—	4,919
Total cash equivalents	$77,961	$17,559	$—	$95,520

Short-term investments:
Government debt securities	$38,461	$104,112	$—	$142,573
Corporate debt securities	—	379,390	—	379,390
Total short-term investments	$38,461	$483,502	$—	$521,963

Other assets, net:
Auction rate securities	$—	$—	$5,340	$5,340
Total	$—	$—	$5,340	$5,340

Total	$116,422	$501,061	$5,340	$622,823

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

4. Fair Value of Financial Instruments (Continued)

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

Available-for-sale investments

The Company's investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at January 2, 2021 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$380,069	$381,219
Due after one year through ten years	202,363	203,484
Due after ten years	38,780	38,120
	$621,212	$622,823

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

4. Fair Value of Financial Instruments (Continued)

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of January 2, 2021	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$10,146	$(5)	$—	$—	$10,146	$(5)
Corporate debt securities	51,909	(74)	—	—	51,909	(74)
Auction rate securities	—	—	5,340	(660)	5,340	(660)
	$62,055	$(79)	$5,340	$(660)	$67,395	$(739)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 28, 2019	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$11,947	$(19)	$7,183	$(7)	$19,130	$(26)
Corporate debt securities	68,116	(81)	20	—	68,136	(81)
Auction rate securities	—	—	5,647	(353)	5,647	(353)
	$80,063	$(100)	$12,850	$(360)	$92,913	$(460)

The gross unrealized losses as of January 2, 2021 and December 28, 2019 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of January 2, 2021, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At January 2, 2021 and December 28, 2019, there were no material unrealized gains associated with the Company's available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
January 2, 2021			Weighted
(000s)	Valuation Technique	Unobservable Input	Average
$5,340	Discounted cash flow	Estimated yield	1.56%

		Expected holding period	10 years

		Estimated discount rate	2.09%

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

4. Fair Value of Financial Instruments (Continued)

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

The following summarizes the activity in Level 3 financial instruments for the years ended January 2, 2021 and December 28, 2019 (in thousands):

Assets

	Year Ended
	January 2,	December 28,
Auction Rate Securities	2021	2019
Beginning balance	$5,647	$5,759
Losses included in other comprehensive income (loss)	(307)	(112)
Ending balance	$5,340	$5,647

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of January 2, 2021 and December 28, 2019, the fair value of the 1.375% convertible senior notes was $194.8 million and $524.0 million, respectively. The fair value of the 0.625% convertible senior notes as of January 2, 2021 was $671.4 million.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Euro, Norwegian Krone and Hungarian Forint. As of January 2, 2021, the contracts had maturities of one to twelve months and an aggregate notional value of $29.3 million. Gains expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

5. Derivative Financial Instruments (Continued)

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

As of January 2, 2021, the Company held two foreign currency forward contracts denominated in Singapore Dollars with a notional value of $11.9 million. The fair value of foreign contracts and contract losses recognized in income were not material for any of the periods presented.

6. Balance Sheet Details

The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Inventories

	January 2,	December 28,
	2021	2019
Work in progress	$56,165	$52,350
Finished goods	10,497	20,707
	$66,662	$73,057

Prepaid Expenses and Other Current Assets

	January 2,	December 28,
	2021	2019
Distributor advances	$51,190	$38,485
Other	38,117	30,707
	$89,307	$69,192

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

6. Balance Sheet Details (Continued)

Property and Equipment

	January 2,	December 28,
	2021	2019
Buildings and improvements	$118,331	$112,673
Equipment	71,225	65,843
Computers and purchased software	46,727	45,879
Leasehold interest in ground leases	23,840	23,840
Leasehold improvements	9,054	8,782
Furniture and fixtures	8,882	8,291
	278,059	265,308
Accumulated depreciation	(138,620)	(129,369)
	$139,439	$135,939

Other Current Liabilities

	January 2,	December 28,
	2021	2019
Accrued compensation and benefits	$46,633	$41,138
Other	35,450	38,413
	$82,083	$79,551

7. Risks and Uncertainties

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable, notes receivable and derivatives. The Company places its cash equivalents and investments primarily in municipal bonds, money market funds, corporate bonds, variable-rate demand notes, U.S. Treasury bills, U.S. government securities, agency securities, asset-back securities, commercial paper and auction-rate securities. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company’s customers that accounted for greater than 10% of accounts receivable consisted of the following distributors:

	January 2,	December 28,
	2021	2019
Arrow Electronics	28%	14%
Edom Technology	21%	17%
Other	*	11%

*     Less than 10% of accounts receivable

The Company performs periodic credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company provides an allowance for expected credit losses based upon the net amount expected to be collected on such receivables. Losses have not been significant for any of the periods presented.

The Company holds three notes receivable from a privately held company. The total carrying value of the notes was $1.6 million as of January 2, 2021. The Company holds an equity investment in another privately held company. The investment is accounted for using the equity method and had a carrying value of $10.1 million as of January 2, 2021. The notes receivable and the investment were recorded in other assets, net in the Consolidated Balance Sheet.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

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

Customers

The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company’s end customers accounted for greater than 10% of revenue during fiscal 2020, 2019 or 2018. The Company’s distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Arrow Electronics	26%	26%	21%
Edom Technology	20%	20%	17%
Sekorm	11%	*	*
*	Less than 10% of revenue

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

8. Acquisition

Redpine Signals

On April 28, 2020, the Company acquired the Wi-Fi and Bluetooth business of Redpine Signals. The Company believes the acquisition will accelerate its roadmap for Wi-Fi and Bluetooth silicon and software solutions. The purchase price was in excess of the fair value of the net assets acquired and, as a result, the Company recorded goodwill. A portion of the goodwill is deductible for tax purposes. The purchase price was allocated as follows (in thousands):

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

Pro forma information related to this acquisition has not been presented because it would not be materially different from amounts reported. The Company recorded approximately $1.5 million of acquisition-related costs in selling, general and administrative expenses during fiscal 2020.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

9. Goodwill and Other Intangible Assets

Goodwill

The following summarizes the activity in goodwill for the years ended January 2, 2021 and December 28, 2019 (in thousands):

	Year Ended
	January 2,	December 28,
	2021	2019
Beginning balance	$398,402	$397,344
Additions due to business combinations	233,530	1,058
Ending balance	$631,932	$398,402

Other Intangible Assets

The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

	Weighted-Average
	Amortization	January 2, 2021		December 28, 2019
	Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Subject to amortization:
Developed technology	8	$261,939	$(125,435)	$219,695	$(111,634)
Customer relationships	5	43,245	(31,877)	40,795	(22,742)
Trademarks	5	12,771	(6,312)	12,310	(4,145)
	8	317,955	(163,624)	272,800	(138,521)

Not subject to amortization:
In-process research and development	Not amortized	11,753	—	—	—

Total intangible assets		$329,708	$(163,624)	$272,800	$(138,521)

Gross intangible assets increased $76.5 million in fiscal 2020 due to assets acquired from Redpine Signals. This increase was offset by $19.6 million for the removal of fully amortized assets.

Amortization expense related to intangible assets for fiscal 2020, 2019 and 2018 was $44.7 million, $39.5 million and $38.0 million, respectively. Research and development expense included intangible asset amortization expense of $33.2 million, $29.5 million and $27.3 million in fiscal 2020, 2019 and 2018, respectively. Selling, general and administrative expense included intangible asset amortization expense of $11.5 million, $10.0 million and $10.7 million in fiscal 2020, 2019 and 2018, respectively. There was no intangible asset amortization expense recorded in cost of revenues in any of the periods presented. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2021	$44,358
2022	33,046
2023	24,324
2024	21,864
2025	12,200

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

10. Debt

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

10. Debt (continued)

The Company incurred debt issuance costs of approximately $10.6 million, which was allocated to the liability and equity components in proportion to the allocation of the proceeds. The costs allocated to the liability component are being amortized as interest expense over the term of the 2022 Notes using the effective interest method.

During fiscal 2020, the Company paid $305.1 million in cash to repurchase $259.4 million aggregate principal amount of the 2022 Notes. The Company recognized a loss on debt extinguishment of $4.1. million during fiscal 2020, which was recorded in interest expense in the Consolidated Statements of Income. On January 6, 2021, the Company issued a notice of redemption for the remaining $140.6 million principal amount of the 2022 Notes. The redemption will occur on March 22, 2021, unless earlier converted.

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

The carrying amount of the notes consisted of the following (in thousands):

	January 2,	December 28,
	2021	2019
Liability component
Principal	$675,567	$400,000
Unamortized debt discount	(103,953)	(27,580)
Unamortized debt issuance costs	(8,189)	(4,163)
Net carrying amount	$563,425	$368,257

Equity component
Net carrying amount	$108,438	$57,735

The liability components of the notes are recorded in convertible debt on the Consolidated Balance Sheet. The equity components of the notes are recorded in additional paid-in capital. The effective interest rate for the liability component was 5.336% for the 2025 Notes and 4.75% for the 2022 Notes. As of January 2, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.5 years for the 2025 Notes and 0.2 years for the 2022 Notes.

Interest expense related to the notes was comprised of the following (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Contractual interest expense	$5,530	$5,485	$5,500
Amortization of debt discount	19,375	11,717	11,202
Amortization of debt issuance costs	2,058	1,768	1,690
	$26,963	$18,970	$18,392

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

10. Debt (continued)

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of January 2, 2021, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

11. Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2030. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs.

The Company adopted ASC Topic 842, Leases, on December 30, 2018, the first day of its fiscal 2019. Lease costs for operating leases were $5.6 million and $5.8 million during fiscal 2020 and 2019, respectively. The Company elected the practical expedient to not provide comparable presentation for periods prior to adoption. Rent expense for operating leases was $6.0 million for fiscal 2018.

Supplemental Lease Information

	January 2,	December 28,
Balance Sheet Information (in thousands)	2021	2019
Operating lease right-of-use assets	$28,213	$16,086
Operating lease liabilities	$29,900	$17,894

	Year Ended
	January 2,	December 28,
Cash Flow Information (in thousands)	2021	2019
Cash paid for operating lease liabilities	$5,942	$6,023
Right-of-use assets obtained in exchange for operating lease obligations	$16,711	$2,631

	January 2,	December 28,
Operating Lease Information	2021	2019
Weighted-average remaining lease term	6.5 years	4.5 years
Weighted-average discount rate	4.37%	5.26%

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

11. Leases (Continued)

The maturities of operating lease liabilities as of January 2, 2021 were as follows (in thousands):

Fiscal Year
2021	$6,787
2022	6,174
2023	5,367
2024	4,874
2025	3,278
Thereafter	8,421
Total lease payments	34,901
Less imputed interest	(5,001)
Total lease liabilities	$29,900

12. Commitments and Contingencies

Investment Commitment

The Company has committed to invest up to $10.0 million in a limited partnership, of which approximately $7.8 million was funded through January 2, 2021.

Legal Proceedings

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

13. Stockholders’ Equity

Common Stock

The Company issued 0.6 million shares of common stock during fiscal 2020.

Share Repurchase Programs

In April 2020, the Board of Directors terminated the Company’s existing share repurchase program, effective immediately, which had an authorization amount of $200 million and a termination date of December 2020. The Company repurchased 0.2 million shares, 0.3 million shares and 0.4 million shares of its common stock for $16.3 million, $26.7 million and $39.3 million during fiscal 2020, 2019 and 2018, respectively. These shares were retired upon repurchase.

14. Revenues

The Company groups its revenues into two categories, based on the markets and applications in which its products may be used. The following disaggregates the Company's revenue by product category (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Internet of Things	$513,670	$488,156	$463,838
Infrastructure and automotive	373,007	349,398	404,429
	$886,677	$837,554	$868,267

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

14. Revenues (Continued)

The Company has combined its previous product groups, Infrastructure, Broadcast and Access, into the Infrastructure and automotive product group. Prior periods were retrospectively adjusted. A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company recognized revenue of $17.7 million, $17.6 million and $24.3 million during fiscal 2020, 2019 and 2018, respectively, from performance obligations that were satisfied in previous reporting periods.

The following disaggregates the Company's revenue by sales channel (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Distributors	$696,019	$610,410	$618,989
Direct customers	190,658	227,144	249,278
	$886,677	$837,554	$868,267

The Company periodically reviews the assumptions used to estimate consideration it will be entitled to receive from customers. In fiscal 2020, the Company adjusted certain assumptions used to estimate the constraint on variable consideration based on an analysis of prior period estimates versus actual experience. These updated assumptions and resulting revision in estimates of variable consideration increased revenue by $11.9 million in the fourth quarter of fiscal 2020.

15. Stock-Based Compensation

In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”). In fiscal 2017, the stockholders of the Company approved amendments to both the 2009 Plan and the 2009 Purchase Plan. The purpose of the amendments was to authorize additional shares of common stock for issuance, to comply with changes in applicable law, to improve the Company’s corporate governance and to implement other best practices.

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

Stock Grants

The Company granted to its employees 0.7 million, 0.7 million and 0.6 million shares of full value awards and no stock options from the 2009 Plan during fiscal 2020, 2019 and 2018, respectively.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

15. Stock-Based Compensation (Continued)

Included in the full value awards granted under the 2009 Plan in fiscal 2020, 2019 and 2018 were a total of 82,000, 93,000 and 41,000 market-based stock awards, respectively. The awards, also known as market stock units (MSUs), provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. The performance criteria of the MSUs granted in 2018 measures the difference between the total stockholders’ return of the Company against that of the PHLX Semiconductor Sector Total Return Index. MSUs granted in 2019 and 2020 measure the relative performance of the total stockholders' return of the Company against that of a selected benchmarked group of companies.

Also included in the full value awards granted under the 2009 Plan during fiscal 2018 were 41,000 performance-based stock awards (PSUs). There were no PSUs granted during fiscal 2020 or 2019. PSUs provide for the rights to acquire a number of shares of common stock for no cash consideration based upon the achievement of specified revenue objectives during the year. The requisite service period for these PSUs is approximately three years from the date of grant.

2009 Employee Stock Purchase Plan

The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an “employee stock purchase plan,” as that term is defined in Section 423(b) of the Internal Revenue Code (the “423(b) Plan”), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the “Non-423(b) Plan”). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company’s common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2020, 2019 and 2018, the Company issued 177,000, 208,000 and 223,000 shares, respectively, under the 2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted in fiscal 2020 under the 2009 Purchase Plan was $36.12 per share.

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

15. Stock-Based Compensation (Continued)

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

The fair values estimated from the Black-Scholes option-pricing model for ESPP shares granted were calculated using the following assumptions:

	Year Ended
	January 2,	December 28,	December 29,
Employee Stock Purchase Plan	2021	2019	2018
Expected volatility	67%	37%	30%
Risk-free interest rate %	0.15%	1.6%	2.4%
Expected term (in months)	9	9	9
Dividend yield	—	—	—

The fair values estimated from the Monte Carlo simulation for MSUs were calculated using the following assumptions:

	Year Ended
	January 2,	December 28,	December 29,
MSUs	2021	2019	2018
Expected volatility	36%	31%	29%
Risk-free interest rate %	1.3%	2.4%	2.4%
Expected term (in years)	2.9	2.9	2.9
Dividend yield	—	—	—

A summary of stock-based compensation activity with respect to fiscal 2020 follows:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Stock Options	(000s)	Price	(In Years)	(000s)
Outstanding at December 28, 2019	137	$39.47
Outstanding at January 2, 2021	127	$39.16	5.11	$11,232
Vested at January 2, 2021 and expected to vest	127	$39.16	5.11	$11,232
Exercisable at January 2, 2021	127	$39.16	5.11	$11,232

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Purchase	Vesting Term	Value
RSAs and RSUs	(000s)	Price	(In Years)	(000s)
Outstanding at December 28, 2019	1,084	$—
Granted	610	$—
Vested or issued	(546)	$—
Cancelled or forfeited	(42)	$—
Outstanding at January 2, 2021	1,106	$—	1.06	$140,801
Outstanding at January 2, 2021 and expected to vest	1,026	$—	1.06	$130,635

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

15. Stock-Based Compensation (Continued)

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Purchase	Vesting Term	Value
PSUs and MSUs	(000s)	Price	(In Years)	(000s)
Outstanding at December 28, 2019	262	$—
Granted	82	$—
Earned or issued	(83)	$—
Cancelled or forfeited	(28)	$—
Outstanding at January 2, 2021	233	$—	1.14	$29,703
Outstanding at January 2, 2021 and expected to vest	215	$—	1.14	$27,390

The following summarizes the Company’s weighted average fair value at the date of grant:

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Per grant of RSAs and RSUs	$100.27	$89.35	$93.75
Per grant of PSUs and MSUs	$98.58	$85.79	$97.53

The following summarizes the Company’s stock-based payment and stock option values (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Intrinsic value of stock options exercised	$558	$—	$1,952
Intrinsic value of RSUs that vested	$48,534	$57,693	$68,012
Grant date fair value of RSUs that vested	$37,477	$40,434	$37,720
Intrinsic value of PSUs and MSUs that vested	$8,545	$3,649	$3,562
Grant date fair value of PSUs and MSUs that vested	$6,302	$1,461	$1,788

The Company received $15.0 million cash for the issuance of common stock, and paid $18.1 million for shares withheld for taxes, during fiscal 2020. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, vesting of RSUs, PSUs and MSUs, and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Cost of revenues	$1,477	$1,316	$1,238
Research and development	29,212	26,187	23,867
Selling, general and administrative	29,402	27,296	24,972
	60,091	54,799	50,077
Income tax benefit	3,616	2,476	8,890
	$56,475	$52,323	$41,187

The decrease in income tax benefit in fiscal 2019 was primarily due to a change in the Company’s position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement. The Company had approximately $78.6 million of total unrecognized compensation costs related to equity grants from the 2009 Plan as of January 2, 2021 that are expected to be recognized over a weighted-average period of approximately 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

15. Stock-Based Compensation (Continued)

As of January 2, 2021, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2009 Stock Incentive Plan	1,223
2009 Employee Stock Purchase Plan	600
Total shares reserved	1,823

16. Employee Benefit Plan

The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $4.2 million, $3.9 million and $3.7 million to the 401(k) Plan during fiscal 2020, 2019 and 2018, respectively.

17. Income Taxes

Income before income taxes includes the following components (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Domestic	$(19,491)	$2,025	$19,777
Foreign	34,792	47,624	52,384
	$15,301	$49,649	$72,161

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Current:
Domestic	$1,485	$(779)	$(8,843)
Foreign	7,803	8,157	5,888
Total Current	9,288	7,378	(2,955)
Deferred:
Domestic	(4,031)	33,624	(8,978)
Foreign	(2,487)	(10,618)	503
Total Deferred	(6,518)	23,006	(8,475)
Provision (benefit) for income taxes	$2,770	$30,384	$(11,430)

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

17. Income Taxes (Continued)

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Foreign tax rate benefit	(19.2)	(14.9)	(14.8)
Research and development tax credits	(50.9)	(15.2)	(9.8)
GILTI and Subpart F income	35.7	4.9	4.1
Nondeductible (nontaxable) foreign items	(1.5)	5.4	4.4
State tax expense	2.6	1.0	1.5
Release of prior year unrecognized tax benefits	—	(0.4)	(2.7)
Nondeductible officer compensation	15.7	4.3	2.4
Change in cost-sharing treatment of stock-based compensation	—	54.8	(2.2)
Excess tax benefit of stock-based compensation	(4.0)	(2.2)	(5.9)
Change in prior period valuation allowance	2.5	1.3	(2.5)
One-time impacts of tax reform	—	(0.5)	(11.5)
Nondeductible (nontaxable) domestic items	14.8	2.8	1.5
Other	1.4	(1.1)	(1.3)
Effective Tax Rate	18.1%	61.2%	(15.8)%

The effective tax rate for fiscal 2020 decreased from fiscal 2019 primarily due to a fiscal 2019 change in the Company’s position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement offset by the increased impact of fiscal 2020 permanent tax differences. The effective tax rate for fiscal 2019 increased from fiscal 2018 primarily due to a change in the Company’s financial statement position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement.

The Company’s operations in Singapore are subject to reduced tax rates through June 30, 2024, as long as certain conditions are met. The impact of the tax holiday decreased foreign taxes by $1.8 million in fiscal 2020 (representing $0.04 per diluted share), by $4.0 million in fiscal 2019 (representing $0.09 per diluted share), and by $8.1 million in fiscal 2018 (representing $0.18 per diluted share).

The Tax Cuts and Jobs Act was enacted in the U.S. on December 22, 2017 and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S income tax under U.S. tax law. The Company elected to pay the transition tax over the eight-year period provided in the Act. As of January 2, 2021, the unpaid balance of its transition tax obligation is $21.4 million, which is payable between April 2022 and April 2025. This is recorded as a component of other non-current liabilities in the Consolidated Balance Sheet.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

17. Income Taxes (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of the Company’s deferred taxes as of January 2, 2021 and December 28, 2019 are as follows (in thousands):

	January 2,	December 28,
	2021	2019
Deferred tax assets:
Net operating loss carryforwards	$6,839	$7,912
Tax credit carryforwards	22,421	14,755
Stock-based compensation	2,683	2,619
Intangible assets	9,802	7,135
Fixed assets	261	289
Capitalized research and development	1,237	1,735
Deferred income on shipments to distributors	3,099	4,018
Leases	6,335	3,446
Accrued liabilities and other	7,652	7,374
	60,329	49,283
Less: Valuation allowance	(5,311)	(4,486)
	55,018	44,797
Deferred tax liabilities:
Intangible assets	16,758	16,621
Fixed assets	8,473	4,969
Leases	5,999	3,166
Debt	21,674	5,741
Prepaid expenses and other	4,919	2,424
	57,823	32,921
Net deferred tax assets (liabilities)	$(2,805)	$11,876

As of January 2, 2021, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $23.2 million and $1.9 million, respectively, as a result of the Silicon Clocks, Spectra Linear and Ember acquisitions. These carryforwards expire in fiscal years 2021 through 2031. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used. Additionally, as of January 2, 2021, the Company had generated $10.5 million of federal research and development credit carryforwards and $0.6 million of foreign tax credit carryforwards. The federal research and development credits expire in fiscal years 2039 through 2040, and the foreign tax credits expire in 2030. These credits are not currently subject to an annual limitation.

The Company also had state loss, state tentative minimum tax credit, and state research and development tax credit carryforwards of approximately $31.6 million, $0.1 million, and $13.0 million, respectively. A portion of these loss and credit carryforwards was generated by the Company and a portion was acquired through the Integration Associates, Silicon Clocks, Spectra Linear and Zentri acquisitions. Certain of these carryforwards expire in fiscal years 2024 through 2036, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

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

	Balance at	Additions
	Beginning of	Charged to		Balance at
	Period	Expenses	Deductions	End of Period
Year ended January 2, 2021	$4,486	$847	$(22)	$5,311

Year ended December 28, 2019	$4,975	$1,044	$(1,533)	$4,486

Year ended December 29, 2018	$6,518	$435	$(1,978)	$4,975

At the end of fiscal 2020, undistributed earnings of certain of the Company's foreign subsidiaries of approximately $94.8 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax and state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

Uncertain Tax Positions

The following table summarizes the activity related to gross unrecognized tax benefits (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
Beginning balance	$2,276	$2,036	$3,187
Additions based on tax positions related to current year	577	436	630
Additions based on tax positions related to prior years	—	—	115
Reductions based on tax positions related to prior years	—	(196)	—
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	—	—	(1,896)
Ending balance	$2,853	$2,276	$2,036

As of January 2, 2021, December 28, 2019 and December 29, 2018, the Company had gross unrecognized tax benefits, inclusive of interest, of $3.0 million, $2.4 million and $2.1 million, respectively, of which $2.1 million, $1.9 million and $2.1 million, respectively, would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 – 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $16.5 million additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 2, 2021

17. Income Taxes (Continued)

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

The Company groups its products into two categories, based on the markets and applications in which the products may be used. See Note 14, Revenues, for a summary of the Company’s revenue by product category.

Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Year Ended
	January 2,	December 28,	December 29,
	2021	2019	2018
United States	$92,136	$110,451	$149,385
China	397,751	354,855	344,255
Rest of world	396,790	372,248	374,627
Total	$886,677	$837,554	$868,267

The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	January 2,	December 28,
	2021	2019
United States	$128,204	$126,572
Rest of world	11,235	9,367
Total	$139,439	$135,939

Supplementary Financial Information (Unaudited)

Quarterly financial information for fiscal 2020 and 2019 is as follows. The first quarter of fiscal 2020 had 14 weeks. All other quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2020
	Fourth		Third	Second	First
	Quarter		Quarter	Quarter	Quarter
Revenues	$242,917	(1)	$221,350	$207,533	$214,877
Gross profit	141,975		130,074	126,311	129,166
Operating income	17,662		9,622	7,069	3,947
Net income (loss)	$8,948		$3,162	$(1,823)	$2,244
Earnings (loss) per share:
Basic	$0.20		$0.07	$(0.04)	$0.05
Diluted	$0.20		$0.07	$(0.04)	$0.05

	Fiscal 2019
	Fourth	Third	Second		First
	Quarter	Quarter	Quarter		Quarter
Revenues	$219,438	$223,294	$206,709		$188,113
Gross profit	133,271	134,090	127,049		115,874
Operating income	13,229	23,820	14,556		5,092
Net income (loss)	$9,715	$20,181	$(16,029)	(2)	$5,398
Earnings (loss) per share:
Basic	$0.22	$0.47	$(0.37)	(2)	$0.12
Diluted	$0.22	$0.45	$(0.37)	(2)	$0.12
(1)	Includes an adjustment of $11.9 million to increase revenue resulting from a change in the assumptions used to estimate variable consideration.
(2)	Includes a discrete charge to the income tax provision of $28.1 million ($0.64 per share) related to a net deferred tax asset previously recognized in connection with intercompany cost sharing arrangements.