Form 10-Q
period 2021-04-03
SILICON LABORATORIES INC.
filed 2021-04-28
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

or

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

☐ Yes ☑ No

As of April 20, 2021, 44,748,946 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	April 3,	January 2,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$205,224	$202,720
Short-term investments	367,708	521,963
Accounts receivable, net	103,699	95,169
Inventories	79,244	66,662
Prepaid expenses and other current assets	105,056	89,307
Total current assets	860,931	975,821
Property and equipment, net	141,000	139,439
Goodwill	631,932	631,932
Other intangible assets, net	154,379	166,084
Other assets, net	82,381	80,211
Total assets	$1,870,623	$1,993,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,998	$54,949
Current portion of convertible debt, net	—	134,480
Deferred revenue and returns liability	13,450	12,986
Other current liabilities	68,351	82,083
Total current liabilities	150,799	284,498
Convertible debt, net	434,288	428,945
Other non-current liabilities	78,557	80,203
Total liabilities	663,644	793,646
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 44,749 and 43,925 shares issued and outstanding at April 3, 2021 and January 2, 2021, respectively	4	4
Additional paid-in capital	199,576	204,359
Retained earnings	1,007,173	993,664
Accumulated other comprehensive income	226	1,814
Total stockholders' equity	1,206,979	1,199,841
Total liabilities and stockholders’ equity	$1,870,623	$1,993,487

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2021	2020
Revenues	$255,505	$214,877
Cost of revenues	104,922	85,711
Gross profit	150,583	129,166
Operating expenses:
Research and development	76,474	71,223
Selling, general and administrative	51,950	53,996
Operating expenses	128,424	125,219
Operating income	22,159	3,947
Other income (expense):
Interest income and other, net	2,875	3,251
Interest expense	(11,324)	(5,541)
Income before income taxes	13,710	1,657
Provision (benefit) for income taxes	201	(587)

Net income	$13,509	$2,244

Earnings per share:
Basic	$0.31	$0.05
Diluted	$0.29	$0.05

Weighted-average common shares outstanding:
Basic	44,160	43,642
Diluted	45,832	44,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2021	2020
Net income	$13,509	$2,244

Other comprehensive loss, before tax:
Net changes to available-for-sale securities:
Unrealized losses arising during the period	(836)	(469)
Reclassification for gains included in net income	(358)	(100)

Net changes to cash flow hedges:
Unrealized losses arising during the period	(657)	(809)
Reclassification for (gains) losses included in net income	(159)	141

Other comprehensive loss, before tax	(2,010)	(1,237)

Provision (benefit) for income taxes	(422)	(260)

Other comprehensive loss	(1,588)	(977)

Comprehensive income	$11,921	$1,267

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended April 3, 2021	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 2, 2021	43,925	$4	$204,359	$993,664	$1,814	$1,199,841
Net income	—	—	—	13,509	—	13,509
Other comprehensive loss	—	—	—	—	(1,588)	(1,588)
Stock issuances, net of shares withheld for taxes	296	—	(17,817)	—	—	(17,817)
Stock-based compensation	—	—	13,782	—	—	13,782
Convertible debt activity	528	—	(748)	—	—	(748)
Balance as of April 3, 2021	44,749	$4	$199,576	$1,007,173	$226	$1,206,979

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended April 4, 2020	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 28, 2019	43,496	$4	$133,793	$980,608	$646	$1,115,051
Cumulative effect of adoption of accounting standard	—	—	—	525	—	525
Net income	—	—	—	2,244	—	2,244
Other comprehensive loss	—	—	—	—	(977)	(977)
Stock issuances, net of shares withheld for taxes	384	—	(16,294)	—	—	(16,294)
Repurchases of common stock	(210)	—	(16,287)	—	—	(16,287)
Stock-based compensation	—	—	15,341	—	—	15,341
Balance as of April 4, 2020	43,670	$4	$116,553	$983,377	$(331)	$1,099,603

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2021	2020
Operating Activities
Net income	$13,509	$2,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,529	4,183
Amortization of other intangible assets and other assets	11,705	9,827
Amortization of debt discount and debt issuance costs	6,456	3,736
Loss on extinguishment of convertible debt	3,370	—
Stock-based compensation expense	13,826	15,313
Deferred income taxes	(3,197)	(2,364)
Changes in operating assets and liabilities:
Accounts receivable	(8,530)	1,542
Inventories	(12,626)	4,777
Prepaid expenses and other assets	(13,621)	23,576
Accounts payable	14,116	2,748
Other current liabilities and income taxes	(13,429)	(9,134)
Deferred revenue and returns liability	464	4,114
Other non-current liabilities	(2,066)	(862)
Net cash provided by operating activities	14,506	59,700

Investing Activities
Purchases of marketable securities	(8,251)	(70,910)
Sales and maturities of marketable securities	161,392	126,920
Purchases of property and equipment	(6,176)	(4,135)
Purchases of other assets	(578)	(370)
Net cash provided by investing activities	146,387	51,505

Financing Activities
Proceeds from revolving line of credit	—	310,000
Payments on debt	(140,572)	—
Repurchases of common stock	—	(16,287)
Payment of taxes withheld for vested stock awards	(17,817)	(16,294)
Net cash provided by (used in) financing activities	(158,389)	277,419

Increase in cash and cash equivalents	2,504	388,624
Cash and cash equivalents at beginning of period	202,720	227,146
Cash and cash equivalents at end of period	$205,224	$615,770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 3, 2021 and January 2, 2021, the condensed consolidated results of its operations for the three months ended April 3, 2021 and April 4, 2020, the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 3, 2021 and April 4, 2020, the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended April 3, 2021 and April 4, 2020, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 2021 and April 4, 2020. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended April 3, 2021 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended January 2, 2021, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 3, 2021.

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2021 will have 52 weeks. Fiscal 2020 had 53 weeks with the extra week occurring in the first quarter of the year. In a 52-week year, each fiscal quarter consists of 13 weeks.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, goodwill, acquired intangible assets, other long-lived assets, revenue recognition, stock-based compensation and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit (IC) products. This performance obligation is satisfied when control of the product is transferred to the customer, which typically occurs upon delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company has opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

1. Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using one of two retrospective transition methods. Early adoption is permitted for fiscal periods beginning after December 15, 2020. The Company expects the primary impacts of this new standard will be to increase the carrying value of its convertible debt by approximately $78.5 million, with an offsetting reduction in additional paid-in capital, and reduce its reported interest expense. In addition, should the Company be required to use the if-converted method for calculating diluted earnings per share, the number of shares used in such calculation could potentially increase. The Company will continue to evaluate the effect that the adoption of this ASU will have on its financial statements.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	April 3,	April 4,
	2021	2020
Net income	$13,509	$2,244

Shares used in computing basic earnings per share	44,160	43,642

Effect of dilutive securities:
Stock-based awards and convertible debt	1,672	746
Shares used in computing diluted earnings per share	45,832	44,388

Earnings per share:
Basic	$0.31	$0.05
Diluted	$0.29	$0.05

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For the three months ended April 3, 2021 and April 4, 2020, approximately 1.1 million and 0.3 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 6, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

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

	Fair Value Measurements
	at April 3, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$67,279	$—	$—	$67,279
Corporate debt securities	—	1,202	—	1,202
Total cash equivalents	$67,279	$1,202	$—	$68,481

Short-term investments:
Government debt securities	$5,226	$80,124	$—	$85,350
Corporate debt securities	—	282,358	—	282,358
Total short-term investments	$5,226	$362,482	$—	$367,708

Other assets, net:
Auction rate securities	$—	$—	$5,262	$5,262
Total	$—	$—	$5,262	$5,262

Total	$72,505	$363,684	$5,262	$441,451

	Fair Value Measurements
	at January 2, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$75,606	$—	$—	$75,606
Corporate debt securities	—	14,995	—	14,995
Government debt securities	2,355	2,564	—	4,919
Total cash equivalents	$77,961	$17,559	$—	$95,520

Short-term investments:
Government debt securities	$38,461	$104,112	$—	$142,573
Corporate debt securities	—	379,390	—	379,390
Total short-term investments	$38,461	$483,502	$—	$521,963

Other assets, net:
Auction rate securities	$—	$—	$5,340	$5,340
Total	$—	$—	$5,340	$5,340

Total	$116,422	$501,061	$5,340	$622,823

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

Valuation methodology

The Company’s cash equivalents and short-term investments that are classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Investments classified as Level 3 are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company’s inability to liquidate the securities. The Company’s derivative instruments are valued using discounted cash flow models. The assumptions used in preparing the valuation models include foreign exchange rates, forward and spot prices for currencies and market observable data of similar instruments.

Contractual maturities of investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments and money market funds at April 3, 2021 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$270,863	$271,720
Due after one year through ten years	151,369	151,669
Due after ten years	18,800	18,062
	$441,032	$441,451

Available-for-sale investments

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of April 3, 2021	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$6,719	$(6)	$—	$—	$6,719	$(6)
Corporate debt securities	59,542	(56)	—	—	59,542	(56)
Auction rate securities	—	—	5,262	(738)	5,262	(738)
	$66,261	$(62)	$5,262	$(738)	$71,523	$(800)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of January 2, 2021	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$10,146	$(5)	$—	$—	$10,146	$(5)
Corporate debt securities	51,909	(74)	—	—	51,909	(74)
Auction rate securities	—	—	5,340	(660)	5,340	(660)
	$62,055	$(79)	$5,340	$(660)	$67,395	$(739)

The gross unrealized losses as of April 3, 2021 and January 2, 2021 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of April 3, 2021, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At April 3, 2021 and January 2, 2021, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
April 3, 2021
(000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,262	Discounted cash flow	Estimated yield	1.18%

		Expected holding period	10 years

		Estimated discount rate	2.57%

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

The following summarizes the activity in Level 3 financial instruments for the three months ended April 3, 2021 (in thousands):

Three Months
Auction Rate Securities	Ended
Beginning balance	$5,340
Loss included in other comprehensive loss	(78)
Balance at April 3, 2021	$5,262

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of April 3, 2021 and January 2, 2021, the fair value of the 0.625% convertible senior notes due in 2025 was $691.2 million and $671.4 million, respectively.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Euro, Norwegian Krone and Hungarian Forint. As of April 3, 2021, the contracts had maturities of one to twelve months and an aggregate notional value of $22.0 million. Gains expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.

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

As of April 3, 2021, the Company held three foreign currency forward contracts denominated in Singapore Dollars with a notional value of $16.5 million. The fair value of foreign contracts and contract losses recognized in income were not material for any of the periods presented.

5. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	April 3,	January 2,
	2021	2021
Work in progress	$68,747	$56,165
Finished goods	10,497	10,497
	$79,244	$66,662

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

1.375% Convertible Senior Notes

On March 6, 2017, the Company completed a private offering of $400 million principal amount convertible senior notes (the “2022 Notes”). The Notes bore interest semi-annually at a rate of 1.375% per year and were scheduled to mature on March 1, 2022.

On January 6, 2021, the Company issued a notice of redemption for the remaining $140.6 million principal amount of the 2022 Notes. Prior to the redemption, the Company received conversion notices representing $130.4 million principal amount of the notes. The Company paid $130.4 million in cash and issued 528,022 shares of common stock for the conversions. Notes representing $10.2 million principal amount were redeemed at par, plus accrued interest. All note conversions and redemptions were completed by March 22, 2021. The Company recognized a loss on debt extinguishment of $3.4 million during the three months ended April 3, 2021, which was recorded in interest expense in the Condensed Consolidated Statements of Income.

Convertible Debt, Net

The principal balances of the 2025 Notes and 2022 Notes (together, the “Notes”) were separated into liability and equity components, and recorded initially at fair value. The excess of the principal amounts of the liability components over their carrying amounts represent the debt discount, which are amortized to interest expense over the term of the Notes using the effective interest method. The carrying amounts of the liability components was estimated by discounting the contractual cash flows of similar non-convertible debt at an appropriate market rate at the date of issuance.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Debt (Continued)

The carrying amount of the Notes consisted of the following (in thousands):

	April 3,	January 2,
	2021	2021
Liability component
Principal	$535,000	$675,567
Unamortized debt discount	(93,693)	(103,953)
Unamortized debt issuance costs	(7,019)	(8,189)
Net carrying amount	$434,288	$563,425

Equity component
Net carrying amount	$107,927	$108,438

The liability components of the Notes are recorded in convertible debt on the Consolidated Balance Sheet. The equity components of the Notes are recorded in additional paid-in capital. The effective interest rate for the liability component was 5.336% for the 2025 Notes and 4.75% for the 2022 Notes. As of April 3, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.2 years for the 2025 Notes.

Interest expense related to the Notes was comprised of the following (in thousands):

	Three Months Ended
	April 3,	April 4,
	2021	2020
Contractual interest expense	$1,163	$1,467
Amortization of debt discount	5,938	3,246
Amortization of debt issuance costs	518	490
	$7,619	$5,203

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of April 3, 2021, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

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

8. Revenues

The Company groups its revenues into two categories, based on the markets and applications in which its products may be used. The following disaggregates the Company's revenue by product category (in thousands):

	Three Months Ended
	April 3,	April 4,
	2021	2020
Internet of Things	$158,245	$118,041
Infrastructure and automotive	97,260	96,836
	$255,505	$214,877

A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended April 3, 2021 and April 4, 2020, the Company recognized revenue of $12.0 million and $11.1 million, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company's revenue by sales channel (in thousands):

	Three Months Ended
	April 3,	April 4,
	2021	2020
Distributors	$202,266	$163,463
Direct customers	53,239	51,414
	$255,505	$214,877

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Stock-Based Compensation (Continued)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	April 3,	April 4,
	2021	2020
Cost of revenues	$337	$335
Research and development	7,024	7,370
Selling, general and administrative	6,465	7,608
	13,826	15,313
Income tax benefit	1,665	1,366
	$12,161	$13,947

The Company had approximately $66.0 million of total unrecognized compensation costs related to equity grants from the 2009 Plan as of April 3, 2021 that are expected to be recognized over a weighted-average period of approximately 2.0 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

10. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $0.2 million and $(0.6) million for the three months ended April 3, 2021 and April 4, 2020, resulting in effective tax rates of 1.5% and (35.4)%, respectively.

The higher provision for income taxes for the three months ended April 3, 2021 was primarily due to higher profits, partially offset by the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, as well as permanent items including excess tax benefits from stock-based awards and the federal research and development credit. The benefit from income taxes for the three months ended April 4, 2020 was primarily due to lower profits relative to the amount of income earned in foreign jurisdictions where the tax rate may be lower than the federal statutory rate, as well as the increased impact of permanent items including the federal research and development credit, the tax effects of non-deductible stock-based compensation, global intangible low-tax income (“GILTI”) and excess tax benefits from stock-based awards.

Uncertain Tax Positions

As of April 3, 2021, the Company had gross unrecognized tax benefits, inclusive of interest, of $3.2 million, of which $2.5 million would affect the effective tax rate if recognized. During the three months ended April 3, 2021, the Company did not release any of its unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 - 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $16.6 million additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Income Taxes (Continued)

The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.

Tax years 2015 through 2021 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company is not currently under audit in any major taxing jurisdiction.

The Company does not expect material changes to its gross unrecognized tax benefits in the next 12 months.

11. Subsequent Event

On April 22, 2021, the Company entered into an Asset Purchase Agreement pursuant to which Skyworks Solutions, Inc. has agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising the Company’s infrastructure and automotive business for $2.75 billion in cash. The Company cannot estimate the amount of the gain to be recorded upon the close of the sale at this time. The Company has determined that the criteria for classification as held for sale for the infrastructure and automotive business were met beginning in the second quarter of fiscal 2021. As a result, the assets and liabilities of the infrastructure and automotive business will be classified as held for sale and financial results of the business will be reported as income from discontinued operations beginning in the second quarter of fiscal 2021. The transaction is subject to regulatory approval and other customary closing conditions and is expected to be closed in the third quarter of fiscal 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2021 will have 52 weeks. Fiscal 2020 had 53 weeks with the extra week occurring in the first quarter of the year. Our first quarter of fiscal 2020 ended April 3, 2021. Our first quarter of fiscal 2019 ended April 4, 2020.

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

Because some of our ICs are designed for use in consumer products, we expect that the demand for our products will be typically subject to some degree of seasonal demand. However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

Current Period Highlights

Revenues increased $40.6 million in the recent quarter compared to the first quarter of fiscal 2020 primarily due to increased revenues from our IoT products. Gross profit increased $21.4 million during the same period due primarily to increased product sales. Gross margin decreased to 58.9% in the recent quarter compared to 60.1% in the first quarter of fiscal 2020 due primarily to variations in product mix. Operating expenses increased by $3.2 million in the recent quarter compared to the first quarter of fiscal 2020 due primarily to increased new product introduction costs, amortization of intangible assets and personnel-related expenses, offset in part by decreased promotional and marketing expenses. Operating income in the recent quarter was $22.2 million compared to $3.9 million in the first quarter of fiscal 2020.

We ended the first quarter with $572.9 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $14.5 million during the recent three-month period. Accounts receivable was $103.7 million at April 3, 2021, representing 37 days sales outstanding (DSO). Inventory was $79.2 million at April 3, 2021, representing 68 days of inventory (DOI). During the first quarter, we paid $140.6 million in cash and issued 528,022 shares of common stock in connection with the redemption of the remaining principal of our 2022 convertible senior notes.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and further integration. In the first three months of fiscal 2021, we introduced a new 32-bit MCU on our award-winning xG22 platform for IoT edge applications; a new isolated gate driver board designed to simplify the development of systems using power modules; and new SmartClock™ technology for our automotive timing solutions.

During the three months ended April 3, 2021, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the three months ended April 3, 2021.

The percentage of our revenues derived from outside of the United States was 90% during the three months ended April 3, 2021. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 3,	April 4,
	2021	2020
Revenues	100.0%	100.0%
Cost of revenues	41.1	39.9
Gross margin	58.9	60.1
Operating expenses:
Research and development	29.9	33.1
Selling, general and administrative	20.3	25.2
Operating expenses	50.2	58.3
Operating income	8.7	1.8
Other income (expense):
Interest income and other, net	1.1	1.5
Interest expense	(4.4)	(2.6)
Income before income taxes	5.4	0.7
Provision (benefit) for income taxes	0.1	(0.3)
Net income	5.3%	1.0%

Revenues

	Three Months Ended
	April 3,	April 4,		%
(in millions)	2021	2020	Change	Change
Internet of Things	$158.2	$118.1	$40.1	34.1%
Infrastructure and automotive	97.3	96.8	0.5	0.4%
Revenues	$255.5	$214.9	$40.6	18.9%

The change in revenues in the recent three-month period was due to:

●	Increased revenues of $40.1 million for our IoT products, due primarily to increased demand for our wireless connectivity products and MCU products and the addition of revenues from an acquisition.
●	Increased revenues of $0.5 million for our Infrastructure and automotive products, due primarily to increased demand for our access products, offset by decreased demand for our timing products.

Unit volumes of our products increased by 32.9% and average selling prices decreased by 10.1% compared to the three months ended April 4, 2020. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended
	April 3,	April 4,
(in millions)	2021	2020	Change
Gross profit	$150.6	$129.2	$21.4
Gross margin	58.9%	60.1%	(1.2)%

Gross profit increased during the recent three month period due primarily to increased product sales. The change in gross profit in the recent period was due to an increase in gross profit of $22.9 million for our Internet of Things products, partially offset by a decrease in gross profit of $1.4 million for our Infrastructure and automotive products. Gross margin decreased primarily due to variations in product mix and lower gross margins on our Infrastructure and automotive products. Gross margin declines resulted primarily from lower average selling prices in the recent period.

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

Research and Development

	Three Months Ended
	April 3,	April 4,		%
(in millions)	2021	2020	Change	Change
Research and development	$76.5	$71.2	$5.3	7.4%
Percent of revenue	29.9%	33.1%	—	—

The increase in research and development expense in the recent three month period was primarily due to increases of $2.0 million for new product introduction costs, $1.2 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, and $1.2 million for the amortization of intangible assets. We expect that research and development expense will increase in absolute dollars in the second quarter of fiscal 2021.

Selling, General and Administrative

	Three Months Ended
	April 3,	April 4,		%
(in millions)	2021	2020	Change	Change
Selling, general and administrative	$52.0	$54.0	$(2.0)	(3.8)%
Percent of revenue	20.3%	25.2%	—	—

The decrease in selling, general and administrative expense in the recent three month period was primarily due to decreases of $1.0 million for promotional and marketing expenses and $0.7 million for personnel-related expenses. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the second quarter of fiscal 2021.

Interest Income and Other, Net

Interest income and other, net for the three months ended April 3, 2021 was $2.9 million compared to $3.3 million for the three months ended April 4, 2020. The decrease in interest income and other, net was primarily due to lower interest rates on the underlying instruments.

Interest Expense

Interest expense for the three months ended April 3, 2021 was $11.3 million compared to $5.5 million for the three months ended April 4, 2020. The increase in interest expense in the recent three-month period was primarily due to a loss of $3.4 million recorded on the early extinguishment of the remaining 2022 Notes and a net increase of $2.4 million in interest resulting from an increase in the aggregate balance of notes outstanding.

Provision (Benefit) for Income Taxes

	Three Months Ended
	April 3,	April 4,
(in millions)	2021	2020	Change
Provision (benefit) for income taxes	$0.2	$(0.6)	$0.8
Effective tax rate	1.5%	(35.4)%	—

The increase in the effective tax rate for the three months ended April 3, 2021 as compared to the prior period was primarily due to the decreased impact of excess tax benefits from stock-based compensation and federal research and development credits on increased pre-tax book income.

Business Outlook

The following represents our business outlook for the second quarter of fiscal 2021.

Income Statement Item	Estimate

Revenues	$262 million to $272 million

Gross margin	57% - 58%

Operating expenses	$130 million

Effective tax rate	7%

Diluted earnings per share	$0.28 to $0.38

Liquidity and Capital Resources

Our principal sources of liquidity as of April 3, 2021 consisted of $572.9 million in cash, cash equivalents and short-term investments, of which approximately $401.7 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, variable-rate demand notes, U.S. Treasury bills and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, certificates of deposit and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $14.5 million during the three months ended April 3, 2021, compared to net cash provided of $59.7 million during the three months ended April 4, 2020. Operating cash flows during the three months ended April 3, 2021 reflect our net income of $13.5 million, adjustments of $36.7 million for depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $35.7 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $103.7 million at April 3, 2021 from $95.2 million at January 2, 2021. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 37 days at April 3, 2021 and 35 days at January 2, 2021.

Inventory increased to $79.2 million at April 3, 2021 from $66.7 million at January 2, 2021. Our inventory level will vary based on the availability of supply as well as the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 68 days at April 3, 2021 and 59 days at January 2, 2021.

Investing Activities

Net cash provided by investing activities was $146.4 million during the three months ended April 3, 2021, compared to net cash provided of $51.5 million during the three months ended April 4, 2020. The increase in cash inflows was principally due to an increase in cash inflows of $97.1 million from net sales and purchases of marketable securities in the current period.

Financing Activities

Net cash used in financing activities was $158.4 million during the three months ended April 3, 2021, compared to net cash provided of $277.4 million during the three months ended April 4, 2020. The decrease in cash inflows was principally due to $310 million in proceeds from our revolving line of credit in the prior period and $140.6 million in payments on debt in the current period, offset by a decrease of $16.3 million for repurchases of our common stock in the current period.

As of April 3, 2021, our debt included $535 million principal amount convertible senior notes (the “2025 Notes”) and we had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On January 6, 2021, we issued a notice of redemption for the remaining 2022 convertible senior notes (the “2022 Notes”). During the three months ended April 3, 2021, we paid $140.6 million in cash and issued 528,022 shares of common stock in connection with the redemption of the remaining 2022 Notes. See Note 6, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as April 3, 2021 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of April 3, 2021 would decrease our future annual interest income by approximately $3.3 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of April 3, 2021. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of April 3, 2021, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that a credit-related decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 3, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended April 3, 2021 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the three months ended April 3, 2021, the percentage of our revenues derived from outside of the United States was 90% (and the revenue associated with end customers in China was 27%, and revenue attributed to China based on shipped-to location was 42%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 3, 2021 was $76.5 million, or 29.9% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. Public health crises, such as the COVID-19 pandemic may affect our suppliers' production capabilities as a result of quarantines, closures of production facilities, lack of supplies or delays caused by restrictions on travel.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended April 3, 2021, 79% of our revenue was derived from distributors (and 48% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

Any dispositions could harm our financial condition

On April 22, 2021, we entered into an Asset Purchase Agreement pursuant to which Skyworks Solutions has agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising our infrastructure and automotive business for $2.75 billion in cash. The transaction is subject to regulatory approval and other customary closing conditions and is expected to be closed in the third quarter of fiscal 2021. This disposition and any other disposition of a business or product line would entail a number of risks that could materially and adversely affect our business and operating results, including:

●	Diversion of management's time and attention from our core business;
●	Difficulties separating the divested business;
●	Risks to relations with customers who previously purchased products from our disposed product line;
●	Reduced leverage with suppliers due to reduced aggregate volume;
●	Risks related to employee relations;
●	Risks that the disposition is not completed on the expected timeline, or at all;
●	Risks associated with the transfer and licensing of intellectual property;
●	Risks that we do not realize the anticipated benefits from the disposition;
●	Risks from third-party claims arising out of the disposition;
●	Security risks and other liabilities related to the transition services provided in connection with the disposition;
●	Tax issues associated with dispositions; and
●	Disposition-related disputes, including disputes over earn-outs and escrows.

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

On January 6, 2021, we issued a notice of redemption for the remaining principal amount of our 2022 convertible senior notes. During the three months ended April 3, 2021, we paid $140.6 million in cash and issued 528,022 shares of common stock in connection with the redemption of the remaining notes.

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

There were no repurchases of our common stock during the three months ended April 3, 2021.

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

3.2*	Fifth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on February 3, 2021).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

4.4*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated June 1, 2020 (filed as Exhibit 4.1 to the Form 8-K filed on June 1, 2020).

4.5*	Form of 0.625% Convertible Senior Note due 2025 (filed as Exhibit 4.2 to the Form 8-K filed on June 1, 2020).

10.1*	Silicon Laboratories Inc. 2021 Bonus Plan (filed as Exhibit 10.1 to the Form 8-K filed on February 3, 2021).

10.2*	Silicon Laboratories Inc. Form of Change in Control Agreement (filed as Exhibit 10.2 to the Form 8-K filed on February 3, 2021).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

April 28, 2021	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
President and
Chief Executive Officer
(Principal Executive Officer)

April 28, 2021	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 28, 2021	/s/ Mark D. Mauldin
Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)