Form 10-Q
period 2021-07-03
SILICON LABORATORIES INC.
filed 2021-07-28
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

or

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

☐ Yes ☑ No

As of July 20, 2021, 44,764,087 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 3,	January 2,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$303,084	$202,720
Short-term investments	314,183	521,963
Accounts receivable, net	99,546	95,169
Inventories	52,269	47,861
Prepaid expenses and other current assets	94,378	87,103
Current assets held for sale	297,543	21,005
Total current assets	1,161,003	975,821
Property and equipment, net	139,362	135,803
Goodwill	376,389	376,389
Other intangible assets, net	140,581	163,483
Other assets, net	78,667	76,675
Non-current assets held for sale	—	265,316
Total assets	$1,896,002	$1,993,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,820	$54,949
Current portion of convertible debt, net	—	134,480
Deferred revenue and returns liability	12,811	12,986
Other current liabilities	70,552	81,650
Current liabilities held for sale	699	433
Total current liabilities	154,882	284,498
Convertible debt, net	439,654	428,945
Other non-current liabilities	73,712	79,752
Non-current liabilities held for sale	—	451
Total liabilities	668,248	793,646
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 44,764 and 43,925 shares issued and outstanding at July 3, 2021 and January 2, 2021, respectively	4	4
Additional paid-in capital	200,716	204,359
Retained earnings	1,027,105	993,664
Accumulated other comprehensive income (loss)	(71)	1,814
Total stockholders' equity	1,227,754	1,199,841
Total liabilities and stockholders’ equity	$1,896,002	$1,993,487

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
Revenues	$169,492	$114,350	$327,349	$232,368
Cost of revenues	73,194	47,771	139,297	96,942
Gross profit	96,298	66,579	188,052	135,426
Operating expenses:
Research and development	64,832	57,992	128,847	115,702
Selling, general and administrative	42,953	40,350	85,407	84,802
Operating expenses	107,785	98,342	214,254	200,504
Operating loss	(11,487)	(31,763)	(26,202)	(65,078)
Other income (expense):
Interest income and other, net	647	3,267	3,522	6,518
Interest expense	(6,486)	(11,778)	(17,810)	(17,319)
Loss from continuing operations before income taxes	(17,326)	(40,274)	(40,490)	(75,879)
Provision (benefit) for income taxes	1,165	(4,229)	3,157	(8,443)
Loss from continuing operations	(18,491)	(36,045)	(43,647)	(67,436)
Income from discontinued operations, net of income taxes	38,423	34,222	77,088	67,857

Net income (loss)	$19,932	$(1,823)	$33,441	$421

Basic earnings (loss) per share:
Continuing operations	$(0.41)	$(0.82)	$(0.98)	$(1.54)
Net income	$0.44	$(0.04)	$0.75	$0.01

Diluted earnings (loss) per share:
Continuing operations	$(0.41)	$(0.82)	$(0.98)	$(1.54)
Net income	$0.44	$(0.04)	$0.73	$0.01

Weighted-average common shares outstanding:
Basic	44,803	43,761	44,481	43,699
Diluted	45,756	43,761	45,794	44,219

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
Net income (loss)	$19,932	$(1,823)	$33,441	$421
Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	(564)	3,068	(1,400)	2,598
Reclassification for gains included in net income (loss)	(39)	(121)	(397)	(222)

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	388	496	(269)	(311)
Reclassification for (gains) losses included in net income (loss)	(160)	282	(320)	423

Other comprehensive income (loss), before tax	(375)	3,725	(2,386)	2,488

Provision (benefit) for income taxes	(78)	783	(501)	523

Other comprehensive income (loss)	(297)	2,942	(1,885)	1,965

Comprehensive income	$19,635	$1,119	$31,556	$2,386

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended July 3, 2021	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of April 3, 2021	44,749	$4	$199,576	$1,007,173	$226	$1,206,979
Net income	—	—	—	19,932	—	19,932
Other comprehensive loss	—	—	—	—	(297)	(297)
Stock issuances, net of shares withheld for taxes	157	—	6,473	—	—	6,473
Repurchases of common stock	(142)	—	(18,982)	—	—	(18,982)
Stock-based compensation	—	—	13,649	—	—	13,649
Balance as of July 3, 2021	44,764	$4	$200,716	$1,027,105	$(71)	$1,227,754

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended July 4, 2020	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of April 4, 2020	43,670	$4	$116,553	$983,377	$(331)	$1,099,603
Net loss	—	—	—	(1,823)	—	(1,823)
Other comprehensive income	—	—	—	—	2,942	2,942
Stock issuances, net of shares withheld for taxes	126	—	7,295	—	—	7,295
Stock-based compensation	—	—	14,458	—	—	14,458
Convertible debt issuance	—	—	35,171	—	—	35,171
Balance as of July 4, 2020	43,796	$4	$173,477	$981,554	$2,611	$1,157,646

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Six Months Ended July 3, 2021	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 2, 2021	43,925	$4	$204,359	$993,664	$1,814	$1,199,841
Net income	—	—	—	33,441	—	33,441
Other comprehensive loss	—	—	—	—	(1,885)	(1,885)
Stock issuances, net of shares withheld for taxes	453	—	(11,344)	—	—	(11,344)
Repurchases of common stock	(142)	—	(18,982)	—	—	(18,982)
Stock-based compensation	—	—	27,431	—	—	27,431
Convertible debt activity	528	—	(748)	—	—	(748)
Balance as of July 3, 2021	44,764	$4	$200,716	$1,027,105	$(71)	$1,227,754

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Six Months Ended July 4, 2020	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 28, 2019	43,496	$4	$133,793	$980,608	$646	$1,115,051
Cumulative effect of adoption of accounting standard	—	—	—	525	—	525
Net income	—	—	—	421	—	421
Other comprehensive income	—	—	—	—	1,965	1,965
Stock issuances, net of shares withheld for taxes	509	—	(8,999)	—	—	(8,999)
Repurchases of common stock	(209)	—	(16,287)	—	—	(16,287)
Stock-based compensation	—	—	29,799	—	—	29,799
Convertible debt issuance	—	—	35,171	—	—	35,171
Balance as of July 4, 2020	43,796	$4	$173,477	$981,554	$2,611	$1,157,646

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 3,	July 4,
	2021	2020
Operating Activities
Net income	$33,441	$421
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Income from discontinued operations, net of income taxes	(77,088)	(67,857)
Depreciation of property and equipment	8,184	7,711
Amortization of intangible assets and other assets	22,902	20,486
Amortization of debt discount and debt issuance costs	11,822	8,359
Loss on extinguishment of convertible debt	3,370	3,685
Stock-based compensation expense	22,620	24,461
Deferred income taxes	(5,644)	1,177
Changes in operating assets and liabilities:
Accounts receivable	(4,377)	7,070
Inventories	(4,447)	8,021
Prepaid expenses and other assets	(5,489)	22,976
Accounts payable	14,711	(769)
Other current liabilities and income taxes	(10,626)	(15,480)
Deferred revenue and returns liability	(175)	6,678
Other non-current liabilities	(3,464)	1,146
Net cash provided by operating activities of continuing operations	5,740	28,085

Investing Activities
Purchases of marketable securities	(80,426)	(199,347)
Sales and maturities of marketable securities	286,649	255,112
Purchases of property and equipment	(10,779)	(9,051)
Purchases of other assets	(578)	(820)
Acquisition of business, net of cash acquired	—	(316,809)
Net cash provided by (used in) investing activities of continuing operations	194,866	(270,915)

Financing Activities
Proceeds from issuance of debt	—	845,000
Payments on debt	(140,572)	(597,446)
Repurchases of common stock	(18,982)	(16,287)
Payment of taxes withheld for vested stock awards	(19,732)	(16,756)
Proceeds from the issuance of common stock	8,388	7,757
Net cash provided by (used in) financing activities of continuing operations	(170,898)	222,268

Discontinued Operations
Operating activities	72,674	72,418
Investing activities	(2,018)	(1,343)
Net cash provided by discontinued operations	70,656	71,075

Increase in cash and cash equivalents	100,364	50,513
Cash and cash equivalents at beginning of period	202,720	227,146
Cash and cash equivalents at end of period	$303,084	$277,659

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at July 3, 2021 and January 2, 2021, the condensed consolidated results of its operations for the three and six months ended July 3, 2021 and July 4, 2020, the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 3, 2021 and July 4, 2020, the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended July 3, 2021 and July 4, 2020, and the Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2021 and July 4, 2020. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended July 3, 2021 are not necessarily indicative of the results to be expected for the full year.

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

2. Discontinued Operations

On April 22, 2021, the Company entered into an Asset Purchase Agreement pursuant to which Skyworks Solutions, Inc. agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising the Company’s infrastructure and automotive business for $2.75 billion in cash. The transaction closed on July 26, 2021. The financial results of the infrastructure and automotive business, which are readily distinguishable from other components of the Company, have been presented as discontinued operations in the Condensed Consolidated Financial Statements.

The following table presents the financial results of the infrastructure and automotive business (the “discontinued operations”) in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
Revenues	$108,064	$93,183	$205,712	$190,042
Costs of revenues and operating expenses	70,143	54,352	130,917	113,948
Income from discontinued operations before income taxes	37,921	38,831	74,795	76,094
Provision (benefit) for income taxes	(502)	4,609	(2,293)	8,237
Income from discontinued operations	$38,423	$34,222	$77,088	$67,857

Income from discontinued operations per share:
Basic	$0.86	$0.78	$1.73	$1.55
Diluted	$0.84	$0.78	$1.68	$1.53

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Discontinued Operations (Continued)

The following table summarizes the assets and liabilities of the infrastructure and automotive business held for sale (in thousands):

	July 3,	January 2,
	2021	2021
Assets
Inventories	$30,176	$18,801
Prepaid expenses and other current assets	1,876	2,204
Goodwill	255,543	255,543
Other assets	9,947	9,772
Total assets held for sale	$297,543	$286,321

Liabilities
Other current liabilities	$699	$433
Other non-current liabilities	—	451
Total liabilities held for sale	$699	$884

Continuing Involvement

In connection with the closing of the sale, the Company entered into certain ancillary agreements with Skyworks, including a Transition Services Agreement ("TSA"). Through the TSA, the Company will sublease certain premises to Skyworks and provide various temporary support services for three to eighteen months, depending on the service provided. Although the services provided under the TSA will generate continuing cash flows between the Company and Skyworks for the duration of the TSA, the amounts are not expected to be material to the ongoing operations of either entity. In addition, the Company has no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of Skyworks.

3. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share from continuing operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
Loss from continuing operations	$(18,491)	$(36,045)	$(43,647)	$(67,436)

Shares used in computing basic loss per share	44,803	43,761	44,481	43,699

Effect of dilutive securities:
Stock-based awards and convertible debt	—	—	—	—
Shares used in computing diluted loss per share	44,803	43,761	44,481	43,699

Loss per share:
Basic	$(0.41)	$(0.82)	$(0.98)	$(1.54)
Diluted	$(0.41)	$(0.82)	$(0.98)	$(1.54)

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Earnings (Loss) Per Share (Continued)

For the three months ended July 3, 2021 and July 4, 2020 and the six months ended July 3, 2021 and July 4, 2020, approximately 0.0 million, 0.4 million, 0.0 million and 0.3 million shares, respectively, consisting primarily of restricted stock awards (RSUs) and market stock awards (MSUs) granted under our 2009 Stock Incentive Plan, were not included in the diluted loss per share calculation since the shares were anti-dilutive. Further, diluted shares for the three months ended July 3, 2021 and July 4, 2020 and the six months ended July 3, 2021 and July 4, 2020 excluded 1.0 million, 0.3 million, 1.3 million and 0.5 million shares, respectively, due to the Company’s loss from continuing operations for the periods.

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount using the treasury stock method have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For the three months ended July 3, 2021 and July 4, 2020 and the six months ended July 3, 2021 and July 4, 2020, approximately 0.5 million, 0.0 million, 0.8 million and 0.2 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 8, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

The following summarizes the valuation of the Company’s financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements
	at July 3, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$161,586	$—	$—	$161,586
Corporate debt securities	—	—	—	—
Total cash equivalents	$161,586	$—	$—	$161,586

Short-term investments:
Government debt securities	$18,313	$56,305	$—	$74,618
Corporate debt securities	—	239,565	—	239,565
Total short-term investments	$18,313	$295,870	$—	$314,183

Other assets, net:
Auction rate securities	$—	$—	$5,100	$5,100
Total	$—	$—	$5,100	$5,100

Total	$179,899	$295,870	$5,100	$480,869

	Fair Value Measurements
	at January 2, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$75,606	$—	$—	$75,606
Corporate debt securities	—	14,995	—	14,995
Government debt securities	2,355	2,564	—	4,919
Total cash equivalents	$77,961	$17,559	$—	$95,520

Short-term investments:
Government debt securities	$38,461	$104,112	$—	$142,573
Corporate debt securities	—	379,390	—	379,390
Total short-term investments	$38,461	$483,502	$—	$521,963

Other assets, net:
Auction rate securities	$—	$—	$5,340	$5,340
Total	$—	$—	$5,340	$5,340

Total	$116,422	$501,061	$5,340	$622,823

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

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

Contractual maturities of investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments and money market funds at July 3, 2021 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$324,890	$325,468
Due after one year through ten years	149,864	150,001
Due after ten years	6,300	5,400
	$481,054	$480,869

Available-for-sale investments

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of July 3, 2021	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$21,082	$(26)	$—	$—	$21,082	$(26)
Corporate debt securities	47,314	(68)	—	—	47,314	(68)
Auction rate securities	—	—	5,100	(900)	5,100	(900)
	$68,396	$(94)	$5,100	$(900)	$73,496	$(994)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of January 2, 2021	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$10,146	$(5)	$—	$—	$10,146	$(5)
Corporate debt securities	51,909	(74)	—	—	51,909	(74)
Auction rate securities	—	—	5,340	(660)	5,340	(660)
	$62,055	$(79)	$5,340	$(660)	$67,395	$(739)

The gross unrealized losses as of July 3, 2021 and January 2, 2021 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of July 3, 2021, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At July 3, 2021 and January 2, 2021, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
July 3, 2021
(000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,100	Discounted cash flow	Estimated yield	1.19%

		Expected holding period	10 years

		Estimated discount rate	2.26%

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

The following summarizes the activity in Level 3 financial instruments for the three and six months ended July 3, 2021 (in thousands):

Assets

	Three Months	Six Months
Auction Rate Securities	Ended	Ended
Beginning balance	$5,262	$5,340
Loss included in other comprehensive income (loss)	(162)	(240)
Balance at July 3, 2021	$5,100	$5,100

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of July 3, 2021 and January 2, 2021, the fair value of the 0.625% convertible senior notes due in 2025 was $743.2 million and $671.4 million, respectively.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Euro, Norwegian Krone, Indian Rupee and Hungarian Forint. As of July 3, 2021, the contracts had maturities of one to six months and an aggregate notional value of $23.1 million. Gains expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.

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

As of July 3, 2021, the Company held two foreign currency forward contracts denominated in Singapore Dollars with a notional value of $8.9 million and one foreign currency forward contract denominated in Indian Rupees with a notional value of $5.3 million. The fair value of foreign contracts and contract losses recognized in income were not material for any of the periods presented.

6. Balance Sheet Details

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	July 3,	January 2,
	2021	2021
Work in progress	$45,306	$41,747
Finished goods	6,963	6,114
	$52,269	$47,861

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Acquisition

Redpine Signals

On April 28, 2020, the Company acquired the Wi-Fi® and Bluetooth® business of Redpine Signals for $316.8 million in cash. This strategic acquisition accelerated the Company’s roadmap for Wi-Fi and Bluetooth silicon and software solutions, while further scaling the Company’s engineering team.

8. Debt

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

8. Debt (Continued)

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

The carrying amount of the Notes consisted of the following (in thousands):

	July 3,	January 2,
	2021	2021
Liability component
Principal	$535,000	$675,567
Unamortized debt discount	(88,701)	(103,953)
Unamortized debt issuance costs	(6,645)	(8,189)
Net carrying amount	$439,654	$563,425

Equity component
Net carrying amount	$107,927	$108,438

The liability components of the Notes are recorded in convertible debt on the Consolidated Balance Sheet. The equity components of the Notes are recorded in additional paid-in capital. The effective interest rate for the liability component was 5.336% for the 2025 Notes and 4.75% for the 2022 Notes. As of July 3, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 4.0 years for the 2025 Notes.

Interest expense related to the notes was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
Contractual interest expense	$836	$1,374	$1,999	$2,841
Amortization of debt discount	4,992	4,132	10,930	7,378
Amortization of debt issuance costs	374	491	892	981
	$6,202	$5,997	$13,821	$11,200

Credit Facility

The Company and certain of its domestic subsidiaries (the “Guarantors”) have a $400 million revolving credit facility with a maturity date of August 7, 2024. The credit facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company also has an option to increase the size of the borrowing capacity by up to the greater of an aggregate of $250 million and 100% of EBITDA of the last four fiscal quarters, plus an amount that would not cause a secured leverage ratio (funded debt secured by assets/EBITDA) to exceed 3.25 to 1.00, subject to certain conditions.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Debt (Continued)

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of July 3, 2021, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors.

9. Commitments and Contingencies

Legal Proceedings

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

10. Revenues

A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended July 3, 2021 and July 4, 2020 and the six months ended July 3, 2021 and July 4, 2020, the Company recognized revenue of $8.4 million, $8.5 million, $9.3 million and $9.5 million, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company's revenue by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
Distributors	$137,933	$96,244	$265,919	$193,765
Direct customers	31,559	18,106	61,430	38,603
	$169,492	$114,350	$327,349	$232,368

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Stock-Based Compensation (Continued)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
Cost of revenues	$199	$200	$436	$375
Research and development	5,488	5,612	11,118	11,534
Selling, general and administrative	5,565	6,006	11,066	12,552
	11,252	11,818	22,620	24,461
Income tax benefit	577	945	1,259	2,122
	$10,675	$10,873	$21,361	$22,339

The Company had approximately $110.8 million of total unrecognized compensation costs related to equity grants under the 2009 Plan as of July 3, 2021 that are expected to be recognized over a weighted-average period of approximately 2.4 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

12. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $1.2 million and $(4.2) million for the three months ended July 3, 2021 and July 4, 2020, resulting in effective tax rates of (6.7)% and 10.5%, respectively. Income tax expense (benefit) was $3.2 million and $(8.4) million for the six months ended July 3, 2021 and July 4, 2020, resulting in effective tax rates of (7.8)% and 11.1%, respectively.

The higher provision for income taxes for the three and six months ended July 3, 2021 was primarily due to the adoption of ASU 2019-12 Simplifying the Accounting for Income Taxes, as of the beginning of the current fiscal year and its requirement to reallocate income tax benefit from continuing operations to discontinued operations. Under ASU 2019-12, which is being applied prospectively from the date of adoption, the income tax benefit of a loss from continuing operations should be reallocated to discontinued operations if the Company would be unable to benefit from the loss without considering the income from discontinued operations. As such, the income tax benefit of $9.6 million associated with continuing operations for the three and six months ended July 3, 2021 was reallocated to discontinued operations. Prior to ASU 2019-12, if the Company reported a loss from continuing operations and income from discontinued operations, income from discontinued operations would be considered in determining the income tax benefit allocated to continuing operations.

Uncertain Tax Positions

As of July 3, 2021, the Company had gross unrecognized tax benefits, inclusive of interest, of $3.4 million, of which $2.7 million would affect the effective tax rate if recognized. During the six months ended July 3, 2021, the Company did not release any of its unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. These amounts were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Income Taxes (Continued)

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 - 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $16.4 million additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

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

13. Subsequent Event

On April 22, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) pursuant to which Skyworks Solutions, Inc. agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising the Company’s infrastructure and automotive business for $2.75 billion in cash. The sale was completed pursuant to the terms of the Agreement on July 26, 2021. The Company expects to record a gain on sale, net of income tax, of approximately $2.1 billion in its third fiscal quarter of 2021 upon the close of the sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2021 will have 52 weeks. Fiscal 2020 had 53 weeks with the extra week occurring in the first quarter of the year. Our second quarter of fiscal 2021 ended July 3, 2021. Our second quarter of fiscal 2020 ended July 4, 2020.

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

Overview

We are a leading provider of silicon, software and solutions for a smarter, more connected world. Our award-winning technologies are shaping the future of the Internet of Things (IoT), industrial automation and consumer markets. Our world-class engineering team creates products focused on performance, energy savings, connectivity and simplicity. Our primary semiconductor products are mixed-signal integrated circuits (ICs), which are electronic components that convert real-world analog signals, such as sound and radio waves, into digital signals that electronic products can process.

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

Our expertise in analog-intensive, high-performance, mixed-signal ICs and software enables us to develop highly differentiated solutions that address multiple markets. Our Internet of Things products include wireless connectivity, microcontroller (MCU) and sensor products.

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

Discontinued Operation

On April 22, 2021, we entered into an Asset Purchase Agreement pursuant to which Skyworks Solutions agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising our infrastructure and automotive business for $2.75 billion in cash. The sale was completed pursuant to the terms of the Agreement on July 26, 2021. The results of operations of the sold component have been presented in the accompanying condensed consolidated financial statements as discontinued operations.

Current Period Highlights of Continuing Operations

Revenues increased $55.1 million in the recent quarter compared to the second quarter of fiscal 2020 primarily due to increased demand for our products. Gross profit increased $29.7 million during the same period due primarily to increased product sales. Gross margin decreased to 56.8% in the recent quarter compared to 58.2% in the second quarter of fiscal 2020 due primarily to variations in product mix. Operating expenses increased by $9.4 million in the recent quarter compared to the second quarter of fiscal 2020 due primarily to increased personnel-related expenses, new product introduction costs and amortization of intangible assets. Operating loss in the recent quarter was $11.5 million compared to $31.8 million in the second quarter of fiscal 2020.

We ended the second quarter with $617.3 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $5.7 million during the recent six-month period. Accounts receivable was $99.5 million at July 3, 2021, representing 53 days sales outstanding (DSO). Inventory was $52.3 million at July 3, 2021, representing 64 days of inventory (DOI). In the recent six-month period, we repurchased 0.1 million shares of our common stock for $19.0 million.

Through acquisitions and internal development efforts, we have continued to diversify our portfolio and introduce new products and solutions with added functionality and integration. In the first six months of fiscal 2021, we introduced a fully integrated, certified Wi-SUN® solution simplifying Low Power Wide Area Network (LPWAN) deployment for smart cities; wireless solutions for development of Matter end products that support Thread, Wi-Fi, and Bluetooth protocols; and a new 32-bit MCU on our award-winning xG22 platform for IoT edge applications. We plan to continue introducing products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the six months ended July 3, 2021, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Arrow Electronics, Edom Technology and Sekorm, each represented more than 10% of our revenues during the six months ended July 3, 2021.

The percentage of our revenues derived from outside of the United States was 89% during the six months ended July 3, 2021. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.2	41.8	42.6	41.7
Gross margin	56.8	58.2	57.4	58.3
Operating expenses:
Research and development	38.3	50.7	39.4	49.8
Selling, general and administrative	25.3	35.3	26.0	36.5
Operating expenses	63.6	86.0	65.4	86.3
Operating loss	(6.8)	(27.8)	(8.0)	(28.0)
Other income (expense):
Interest income and other, net	0.4	2.9	1.1	2.9
Interest expense	(3.8)	(10.3)	(5.4)	(7.5)
Loss from continuing operations before income taxes	(10.2)	(35.2)	(12.3)	(32.6)
Provision (benefit) for income taxes	0.7	(3.7)	1.0	(3.6)
Loss from continuing operations	(10.9)	(31.5)	(13.3)	(29.0)
Income from discontinued operations, net of income taxes	22.7	29.9	23.5	29.2
Net income (loss)	11.8%	(1.6)%	10.2%	0.2%

Revenues

	Three Months Ended				Six Months Ended
	July 3,	July 4,		%	July 3,	July 4,		%
(in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Revenues	$169.5	$114.4	$55.1	48.2%	$327.3	$232.4	$94.9	40.9%

The change in revenues in the recent three and six month periods was due to increased demand for our IoT products. Unit volumes of our products increased by 50.7% while average selling prices decreased by 1.1% compared to the three months ended July 4, 2020. Unit volumes of our products increased by 46.1% while average selling prices decreased by 2.9% compared to the six months ended July 4, 2020. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
(in millions)	2021	2020	Change	2021	2020	Change
Gross profit	$96.3	$66.6	$29.7	$188.1	$135.4	$52.7
Gross margin	56.8%	58.2%	(1.4)%	57.4%	58.3%	(0.9)%

Gross profit increased during the recent three and six month periods due primarily to increased product sales. Gross margin decreased during the recent three and six month periods primarily due to variations in product mix.

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

Research and Development

	Three Months Ended				Six Months Ended
	July 3,	July 4,		%	July 3,	July 4,		%
(in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Research and development	$64.8	$58.0	$6.8	11.8%	$128.8	$115.7	$13.1	11.4%
Percent of revenue	38.3%	50.7%	—	—	39.4%	49.8%	—	—

The increase in research and development expense in the recent three and six month periods was primarily due to increases of $3.4 million and $5.6 million, respectively, for personnel-related expenses, $2.2 million and $4.0 million, respectively, for new product development costs, and $0.2 million and $1.7 million, respectively, for the amortization of intangible assets. We expect that research and development expense will increase in absolute dollars in the third quarter of fiscal 2021.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
	July 3,	July 4,		%	July 3,	July 4,		%
(in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Selling, general and administrative	$43.0	$40.4	$2.6	6.5%	$85.4	$84.8	$0.6	0.7%
Percent of revenue	25.3%	35.3%	—	—	26.0%	36.5%	—	—

The increase in selling, general and administrative expense in the recent three-month period was primarily due to an increase of $2.5 million for personnel-related expenses. The increase in selling, general and administrative expense in the recent six-month period was primarily due to an increase of $2.4 million for personnel-related expenses offset in part by a decrease of $1.6 million in acquisition-related costs. We expect that selling, general and administrative expense will increase in absolute dollars in the third quarter of fiscal 2021.

Interest Income and Other, Net

Interest income and other, net for the three and six months ended July 3, 2021 was $0.6 million and $3.5 million, respectively, compared to $3.3 million and $6.5 million for the three and six months ended July 4, 2020, respectively. The decrease in interest income and other, net in the recent three and six month periods was primarily due to lower interest rates on the underlying investment instruments.

Interest Expense

Interest expense for the three and six months ended July 3, 2021 was $6.5 million and $17.8 million, respectively, compared to $11.8 million and $17.3 million for the three and six months ended July 4, 2020, respectively. The decrease in interest expense in the recent three-month period was primarily due to a loss recorded on the early extinguishment of a portion of the 2022 notes recorded in the prior three-month period.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
(in millions)	2021	2020	Change	2021	2020	Change
Provision (benefit) for income taxes	$1.2	$(4.2)	$5.4	$3.2	$(8.4)	$11.6
Effective tax rate	(6.7)%	10.5%	—	(7.8)%	11.1%	—

The increase in the provision for income taxes for the three and six months ended July 3, 2021 as compared to the prior periods was primarily due to the adoption of ASU 2019-12, Simplifying the Accounting for Income Taxes, during the six months ended July 3, 2021 and the required allocation of $9.6 million of tax benefits from continuing operations to discontinued operations in the fiscal 2021 periods.

Income from discontinued operations, net of income taxes

	Three Months Ended			Six Months Ended
	July 3,	July 4,		July 3,	July 4,
(in millions)	2021	2020	Change	2021	2020	Change
Income from discontinued operations, net of income taxes	$38.4	$34.2	$4.2	$77.1	$67.9	$9.2

The increase in income from discontinued operations, net of income taxes in the recent three and six month periods was primarily due to decreases in the provision for income taxes in the current periods. See Note 2, Discontinued Operations, to the Condensed Consolidated Financial Statements for additional information.

Business Outlook

The following represents our business outlook for the third quarter of fiscal 2021.

Income Statement Item	Estimate
Revenues	$170 million to $180 million

Gross margin	57% - 57.5%

Operating expenses	$116 million

Effective tax rate	(11)%

Diluted loss per share	$(0.56) to $(0.46)

Liquidity and Capital Resources

Our principal sources of liquidity as of July 3, 2021 consisted of $617.3 million in cash, cash equivalents and short-term investments, of which approximately $430.6 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, variable-rate demand notes, U.S. Treasury bills and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, certificates of deposit and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $5.7 million during the six months ended July 3, 2021, compared to net cash provided of $28.1 million during the six months ended July 4, 2020. Operating cash flows during the six months ended July 3, 2021 reflect our net income of $33.4 million, adjustments of $(13.8) million for income from discontinued operations, depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $13.9 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $99.5 million at July 3, 2021 from $95.2 million at January 2, 2021. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 53 days at July 3, 2021 and 59 days at January 2, 2021.

Inventory increased to $52.3 million at July 3, 2021 from $47.9 million at January 2, 2021. Our inventory levels will vary based on the availability of supply as well as the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 64 days at July 3, 2021 and 70 days at January 2, 2021.

Investing Activities

Net cash provided by investing activities was $194.9 million during the six months ended July 3, 2021, compared to net cash used of $270.9 million during the six months ended July 4, 2020. The increase in cash inflows was principally due to a cash payment of $316.8 million for the acquisition of the Wi-Fi and Bluetooth business of Redpine Signals in the prior period and an increase in cash inflows of $150.5 million from net sales and purchases of marketable securities in the current period.

Financing Activities

Net cash used in financing activities was $170.9 million during the six months ended July 3, 2021, compared to net cash provided of $222.3 million during the six months ended July 4, 2020. The decrease in cash inflows was principally due to $845.0 million in proceeds from the issuance of debt in the prior period, offset by a decrease of $456.9 million in payments on debt in the current period.

Discontinued Operations

Net cash provided by discontinued operations was $70.7 million during the six months ended July 3, 2021, compared to net cash provided of $71.1 million during the six months ended July 4, 2020.

Debt

As of July 3, 2021, our debt included $535 million principal amount of convertible senior notes (the “2025 Notes”). We also had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On January 6, 2021, we issued a notice of redemption for the remaining 2022 convertible senior notes (the “2022 Notes”). During the three months ended April 3, 2021, we paid $140.6 million in cash and issued 528,022 shares of common stock in connection with the redemption of the remaining 2022 Notes. See Note 8, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as July 3, 2021 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of July 3, 2021 would decrease our future annual interest income by approximately $2.7 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of July 3, 2021. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of July 3, 2021, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that a credit-related decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 3, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended July 3, 2021 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the six months ended July 3, 2021, the percentage of our revenues derived from outside of the United States was 89% (and the revenue associated with end customers in China was 26%, and revenue attributed to China based on shipped-to location was 46%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended July 3, 2021 was $128.8 million, or 39.4% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with AltoBeam, Broadcom, Dialog, Espressif, Infineon, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

●	Requirements of customers;
●	Accurate prediction of market and technical requirements;
●	Timely completion and introduction of new designs;
●	Timely qualification and certification of our products for use in our customers' products;
●	Commercial acceptance and volume production of the products into which our ICs will be incorporated;
●	Availability of foundry, assembly and test capacity;
●	Achievement of high manufacturing yields;
●	Quality, price, performance, power use and size of our products;
●	Availability, quality, price and performance of competing products and technologies;
●	Our customer service, application support capabilities and responsiveness;
●	Successful development of our relationships with existing and potential customers;
●	Technology, industry standards or end-user preferences; and
●	Cooperation of third-party software providers and our semiconductor vendors to support our chips within a system.

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

Any acquisitions we make could disrupt our business and harm our financial condition

As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. The acquisitions that we have made and may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

●	Problems integrating the acquired operations, technologies or products with our existing business and products;
●	Diversion of management's time and attention from our core business;
●	Need for financial resources above our planned investment levels;
●	Difficulties in retaining business relationships with suppliers and customers of the acquired company;

●	Risks associated with entering markets in which we lack prior experience;
●	Risks associated with the transfer of licenses of intellectual property;
●	Increased operating costs due to acquired overhead;
●	Tax issues associated with acquisitions;
●	Acquisition-related disputes, including disputes over earn-outs and escrows;
●	Potential loss of key employees of the acquired company; and
●	Potential impairment of related goodwill and intangible assets.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended July 3, 2021, 81% of our revenue was derived from distributors (and 59% of our revenue was derived from our three largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

Any dispositions could harm our financial condition

On April 22, 2021, we entered into an Asset Purchase Agreement pursuant to which Skyworks Solutions has agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising our infrastructure and automotive business for $2.75 billion in cash. The transaction closed on July 26, 2021. This disposition and any other disposition of a business or product line would entail a number of risks that could materially and adversely affect our business and operating results, including:

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

The following table summarizes repurchases of our common stock during the three months ended July 3, 2021 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
April 4, 2021 – May 1, 2021	—	$—	—	$150,000

May 2, 2021 – May 29, 2021	61	$132.50	61	$141,912

May 30, 2021 – July 3, 2021	81	$134.85	81	$131,021
Total	142	$133.34	142

Our share repurchase program authorizes repurchases up to $150 million through December 2021. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number
2.1*	Asset Purchase Agreement dated April 22, 2021 between Silicon Laboratories Inc. and Skyworks Solutions, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on April 22, 2021).

3.1*

Form of Fourth Amended and Restated Certificate of Incorporation of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Securities and Exchange Commission File No. 333-94853) (the “IPO Registration Statement”)).

3.2*	Fifth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on February 3, 2021).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

4.4*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated June 1, 2020 (filed as Exhibit 4.1 to the Form 8-K filed on June 1, 2020).

4.5*	Form of 0.625% Convertible Senior Note due 2025 (filed as Exhibit 4.2 to the Form 8-K filed on June 1, 2020).

10.1*	Silicon Laboratories Inc. Form of CEO Severance Agreement (filed as Exhibit 10.1 to the Form 8-K filed on May 17, 2021).

10.2*	Silicon Laboratories Inc. Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Form 8-K filed on May 17, 2021).

10.3*

Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Form 8-K filed on May 17, 2021).

10.4*	Silicon Laboratories Inc. 2009 Stock Incentive Plan (As Amended and Restated on April 22, 2021) (filed as Exhibit 4.3 to the Form S-8 filed on May 5, 2021).

10.5*	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (As Amended and Restated on April 22, 2021) (filed as Exhibit 4.4 to the Form S-8 filed on May 5, 2021).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

July 28, 2021	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
Chief Executive Officer
(Principal Executive Officer)

July 28, 2021	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 28, 2021	/s/ Mark D. Mauldin
Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)