Form 10-Q
period 2021-10-02
SILICON LABORATORIES INC.
filed 2021-10-27
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

or

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

☐ Yes ☒ No

As of October 19, 2021, 40,187,246 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	October 2,	January 2,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$1,362,412	$202,720
Short-term investments	1,364,095	521,963
Accounts receivable, net	72,596	95,169
Inventories	59,114	47,861
Prepaid expenses and other current assets	61,936	87,103
Current assets of discontinued operations	—	21,005
Total current assets	2,920,153	975,821
Property and equipment, net	143,340	135,803
Goodwill	376,389	376,389
Other intangible assets, net	129,512	163,483
Other assets, net	70,108	76,675
Non-current assets of discontinued operations	—	265,316
Total assets	$3,639,502	$1,993,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,975	$54,949
Current portion of convertible debt, net	—	134,480
Deferred revenue and returns liability	11,329	12,986
Other current liabilities	389,071	81,650
Current liabilities of discontinued operations	—	433
Total current liabilities	458,375	284,498
Convertible debt, net	445,110	428,945
Other non-current liabilities	88,434	79,752
Non-current liabilities of discontinued operations	—	451
Total liabilities	991,919	793,646
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 40,547 and 43,925 shares issued and outstanding at October 2, 2021 and January 2, 2021, respectively	4	4
Additional paid-in capital	—	204,359
Retained earnings	2,648,190	993,664
Accumulated other comprehensive income (loss)	(611)	1,814
Total stockholders' equity	2,647,583	1,199,841
Total liabilities and stockholders’ equity	$3,639,502	$1,993,487

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Revenues	$184,831	$132,731	$512,180	$365,099
Cost of revenues	75,322	57,247	214,619	154,189
Gross profit	109,509	75,484	297,561	210,910
Operating expenses:
Research and development	72,656	58,929	201,503	174,631
Selling, general and administrative	46,128	40,154	131,535	124,956
Operating expenses	118,784	99,083	333,038	299,587
Operating loss	(9,275)	(23,599)	(35,477)	(88,677)
Other income (expense):
Interest income and other, net	5,516	2,044	9,038	8,562
Interest expense	(6,595)	(8,604)	(24,405)	(25,923)
Loss from continuing operations before income taxes	(10,354)	(30,159)	(50,844)	(106,038)
Provision (benefit) for income taxes	9,386	(3,457)	12,543	(11,900)
Loss from continuing operations	(19,740)	(26,702)	(63,387)	(94,138)
Income from discontinued operations, net of income taxes	2,106,796	29,864	2,183,884	97,721

Net income	$2,087,056	$3,162	$2,120,497	$3,583

Basic earnings (loss) per share:
Continuing operations	$(0.45)	$(0.61)	$(1.44)	$(2.15)
Net income	$48.11	$0.07	$48.08	$0.08

Diluted earnings (loss) per share:
Continuing operations	$(0.45)	$(0.61)	$(1.44)	$(2.15)
Net income	$46.76	$0.07	$46.71	$0.08

Weighted-average common shares outstanding:
Basic	43,385	43,815	44,103	43,737
Diluted	44,634	44,328	45,394	44,254

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Net income	$2,087,056	$3,162	$2,120,497	$3,583
Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	(492)	(760)	(1,892)	1,839
Reclassification for (gains) losses included in net income	25	(253)	(372)	(475)

Net changes to cash flow hedges
Unrealized losses arising during the period	(246)	—	(516)	(652)
Reclassification for (gains) losses included in net income	30	62	(290)	825

Other comprehensive income (loss), before tax	(683)	(951)	(3,070)	1,537

Provision (benefit) for income taxes	(143)	(200)	(645)	323

Other comprehensive income (loss)	(540)	(751)	(2,425)	1,214

Comprehensive income	$2,086,516	$2,411	$2,118,072	$4,797

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended October 2, 2021	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of July 3, 2021	44,764	$4	$200,716	$1,027,105	$(71)	$1,227,754
Net income	—	—	—	2,087,056	—	2,087,056
Other comprehensive loss	—	—	—	—	(540)	(540)
Stock issuances, net of shares withheld for taxes	30	—	(1,430)	—	—	(1,430)
Repurchases of common stock	(4,247)	—	(210,204)	(465,971)	—	(676,175)
Stock-based compensation	—	—	10,918	—	—	10,918
Balance as of October 2, 2021	40,547	$4	$—	$2,648,190	$(611)	$2,647,583

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended October 3, 2020	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of July 4, 2020	43,796	$4	$173,477	$981,554	$2,611	$1,157,646
Net income	—	—	—	3,162	—	3,162
Other comprehensive loss	—	—	—	—	(751)	(751)
Stock issuances, net of shares withheld for taxes	31	—	(408)	—	—	(408)
Stock-based compensation	—	—	14,538	—	—	14,538
Convertible debt activity	—	—	(4,136)	—	—	(4,136)
Balance as of October 3, 2020	43,827	$4	$183,471	$984,716	$1,860	$1,170,051

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Nine Months Ended October 2, 2021	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 2, 2021	43,925	$4	$204,359	$993,664	$1,814	$1,199,841
Net income	—	—	—	2,120,497	—	2,120,497
Other comprehensive loss	—	—	—	—	(2,425)	(2,425)
Stock issuances, net of shares withheld for taxes	484	—	(12,774)	—	—	(12,774)
Repurchases of common stock	(4,390)	—	(229,187)	(465,971)	—	(695,158)
Stock-based compensation	—	—	38,350	—	—	38,350
Convertible debt activity	528	—	(748)	—	—	(748)
Balance as of October 2, 2021	40,547	$4	$—	$2,648,190	$(611)	$2,647,583

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Nine Months Ended October 3, 2020	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 28, 2019	43,496	$4	$133,793	$980,608	$646	$1,115,051
Cumulative effect of adoption of accounting standard	—	—	—	525	—	525
Net income	—	—	—	3,583	—	3,583
Other comprehensive income	—	—	—	—	1,214	1,214
Stock issuances, net of shares withheld for taxes	541	—	(9,407)	—	—	(9,407)
Repurchases of common stock	(210)	—	(16,287)	—	—	(16,287)
Stock-based compensation	—	—	44,337	—	—	44,337
Convertible debt activity	—	—	31,035	—	—	31,035
Balance as of October 3, 2020	43,827	$4	$183,471	$984,716	$1,860	$1,170,051

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 2,	October 3,
	2021	2020
Operating Activities
Net income	$2,120,497	$3,583
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Income from discontinued operations, net of income taxes	(2,183,884)	(97,721)
Depreciation of property and equipment	12,925	11,789
Amortization of intangible assets and other assets	33,971	31,118
Amortization of debt discount and debt issuance costs	17,278	14,946
Loss on extinguishment of convertible debt	3,370	3,977
Stock-based compensation expense	36,916	36,252
Deferred income taxes	(3,132)	(7,382)
Changes in operating assets and liabilities:
Accounts receivable	22,573	(2,902)
Inventories	(11,320)	12,499
Prepaid expenses and other assets	27,598	(5,602)
Accounts payable	(4,522)	6,103
Other current liabilities and income taxes	(10,981)	3,608
Deferred revenue and returns liability	(1,657)	2,643
Other non-current liabilities	(11,388)	7,525
Net cash provided by operating activities of continuing operations	48,244	20,436

Investing Activities
Purchases of marketable securities	(1,212,572)	(418,227)
Sales and maturities of marketable securities	368,416	427,235
Purchases of property and equipment	(19,468)	(13,589)
Purchases of other assets	(578)	(920)
Acquisition of business, net of cash acquired	—	(316,809)
Net cash used in investing activities of continuing operations	(864,202)	(322,310)

Financing Activities
Proceeds from issuance of debt	—	845,000
Payments on debt	(140,572)	(618,729)
Repurchases of common stock	(688,373)	(16,287)
Payment of taxes withheld for vested stock awards	(21,393)	(17,562)
Proceeds from the issuance of common stock	8,619	8,155
Net cash provided by (used in) financing activities of continuing operations	(841,719)	200,577

Discontinued Operations
Operating activities	69,685	106,527
Investing activities	2,747,684	(2,018)
Net cash provided by discontinued operations	2,817,369	104,509

Increase in cash and cash equivalents	1,159,692	3,212
Cash and cash equivalents at beginning of period	202,720	227,146
Cash and cash equivalents at end of period	$1,362,412	$230,358

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at October 2, 2021 and January 2, 2021, the condensed consolidated results of its operations for the three and nine months ended October 2, 2021 and October 3, 2020, the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 2, 2021 and October 3, 2020, the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended October 2, 2021 and October 3, 2020, and the Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2021 and October 3, 2020. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended October 2, 2021 are not necessarily indicative of the results to be expected for the full year.

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

The following table presents the financial results of the infrastructure and automotive business (the “discontinued operations”) in the Company’s condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Revenues	$28,203	$88,619	$233,915	$278,661
Costs of revenues and operating expenses	11,395	55,397	142,312	169,345
	16,808	33,222	91,603	109,316
Gain on sale of discontinued operations	2,423,161	—	2,423,161	—
Income from discontinued operations before income taxes	2,439,969	33,222	2,514,764	109,316
Provision for income taxes	333,173	3,358	330,880	11,595
Income from discontinued operations	$2,106,796	$29,864	$2,183,884	$97,721

Income from discontinued operations per share:
Basic	$48.56	$0.68	$49.52	$2.23
Diluted	$47.20	$0.67	$48.11	$2.21

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table summarizes the assets and liabilities of the infrastructure and automotive business (in thousands):

January 2,
2021
Assets
Inventories	$18,801
Prepaid expenses and other current assets	2,204
Goodwill	255,543
Other assets	9,773
Total assets	$286,321

Liabilities
Other current liabilities	$433
Other non-current liabilities	451
Total liabilities	$884

Continuing Involvement

In connection with the closing of the sale, the Company entered into certain ancillary agreements with Skyworks, including a Transition Services Agreement ("TSA"). Through the TSA, the Company will sublease certain premises to Skyworks and provide various temporary support services for three to eighteen months, depending on the service provided. Although the services provided under the TSA will generate continuing cash flows between the Company and Skyworks for the duration of the TSA, the amounts are not expected to be material to the ongoing operations of either entity. In addition, the Company has no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of Skyworks. The TSA fees were approximately $2.1 million for the nine months ended October 2, 2021.

3. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share from continuing operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Loss from continuing operations	$(19,740)	$(26,702)	$(63,387)	$(94,138)

Shares used in computing basic loss per share	43,385	43,815	44,103	43,737

Effect of dilutive securities:
Stock-based awards and convertible debt	—	—	—	—
Shares used in computing diluted loss per share	43,385	43,815	44,103	43,737

Loss per share:
Basic	$(0.45)	$(0.61)	$(1.44)	$(2.15)
Diluted	$(0.45)	$(0.61)	$(1.44)	$(2.15)

Diluted shares for the three months ended October 2, 2021 and October 3, 2020 and the nine months ended October 2, 2021 and October 3, 2020 excluded 1.2 million, 0.5 million, 1.3 million and 0.5 million shares, respectively, due to the Company’s loss from continuing operations for the periods.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount using the treasury stock method have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For the three months ended October 2, 2021 and October 3, 2020 and the nine months ended October 2, 2021 and October 3, 2020, approximately 0.7 million, 0.1 million, 0.8 million and 0.2 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share from net income and discontinued operations. See Note 8, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements
	at October 2, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$1,126,821	$—	$—	$1,126,821
Corporate debt securities	—	25,455	—	25,455
Total cash equivalents	$1,126,821	$25,455	$—	$1,152,276

Short-term investments:
Government debt securities	$378,439	$101,871	$—	$480,310
Corporate debt securities	—	883,785	—	883,785
Total short-term investments	$378,439	$985,656	$—	$1,364,095

Other assets, net:
Auction rate securities	$—	$—	$5,100	$5,100
Total	$—	$—	$5,100	$5,100

Total	$1,505,260	$1,011,111	$5,100	$2,521,471

	Fair Value Measurements
	at January 2, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$75,606	$—	$—	$75,606
Corporate debt securities	—	14,995	—	14,995
Government debt securities	2,355	2,564	—	4,919
Total cash equivalents	$77,961	$17,559	$—	$95,520

Short-term investments:
Government debt securities	$38,461	$104,112	$—	$142,573
Corporate debt securities	—	379,390	—	379,390
Total short-term investments	$38,461	$483,502	$—	$521,963

Other assets, net:
Auction rate securities	$—	$—	$5,340	$5,340
Total	$—	$—	$5,340	$5,340

Total	$116,422	$501,061	$5,340	$622,823

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

Contractual maturities of investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at October 2, 2021 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$1,024,156	$1,024,471
Due after one year through ten years	365,147	365,079
Due after ten years	6,000	5,100
	$1,395,303	$1,394,650

Available-for-sale investments

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of October 2, 2021	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$373,994	$(59)	$—	$—	$373,994	$(59)
Corporate debt securities	249,579	(252)	—	—	249,579	(252)
Auction rate securities	—	—	5,100	(900)	5,100	(900)
	$623,573	$(311)	$5,100	$(900)	$628,673	$(1,211)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of January 2, 2021	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$10,146	$(5)	$—	$—	$10,146	$(5)
Corporate debt securities	51,909	(74)	—	—	51,909	(74)
Auction rate securities	—	—	5,340	(660)	5,340	(660)
	$62,055	$(79)	$5,340	$(660)	$67,395	$(739)

The gross unrealized losses as of October 2, 2021 and January 2, 2021 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of October 2, 2021, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At October 2, 2021 and January 2, 2021, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
October 2, 2021
(000s)	Valuation Technique	Unobservable Input	Weighted Average
$5,100	Discounted cash flow	Estimated yield	1.07%

		Expected holding period	10 years

		Estimated discount rate	2.35%

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

The following summarizes the activity in Level 3 financial instruments for the three and nine months ended October 2, 2021 (in thousands):

Assets

	Three Months	Nine Months
Auction Rate Securities	Ended	Ended
Beginning balance	$5,100	$5,340
Loss included in other comprehensive income (loss)	—	(240)
Balance at October 2, 2021	$5,100	$5,100

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of October 2, 2021 and January 2, 2021, the fair value of the 0.625% convertible senior notes due in 2025 was $690.2 million and $671.4 million, respectively.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Euro, Norwegian Krone, Indian Rupee and Hungarian Forint. As of October 2, 2021, the contracts had maturities of one to three months and an aggregate notional value of $11.7 million. Gains expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.

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

As of October 2, 2021, the Company held two foreign currency forward contracts denominated in Singapore Dollars with a notional value of $8.1 million and two foreign currency forward contracts denominated in Indian Rupees with a notional value of $7.9 million. The fair value of foreign contracts and contract losses recognized in income were not material for any of the periods presented.

6. Supplemental Information

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	October 2,	January 2,
	2021	2021
Work in progress	$50,545	$41,747
Finished goods	8,569	6,114
	$59,114	$47,861

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Lease income

The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $3.1 million and $2.4 million during the nine months ended October 2, 2021 and October 3, 2020, respectively.

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

The 2025 Notes are convertible at an initial conversion rate of 8.1498 shares of common stock per $1,000 principal amount of the 2025 Notes, or approximately 4.4 million shares of common stock, which is equivalent to a conversion price of approximately $121.98 per share. The conversion rate is subject to adjustment under certain circumstances. Holders may convert the 2025 Notes under the following circumstances: during any calendar quarter after the calendar quarter ended on September 30, 2020 if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to $159.51 per share, representing 130% of the conversion price of the 2025 Notes; during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the Notes are called for redemption; or at any time after March 15, 2025. The Company may redeem all or any portion of the 2025 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. Upon conversion, the 2025 Notes may be settled in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election.

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

The carrying amount of the Notes consisted of the following (in thousands):

	October 2,	January 2,
	2021	2021
Liability component
Principal	$535,000	$675,567
Unamortized debt discount	(83,626)	(103,953)
Unamortized debt issuance costs	(6,264)	(8,189)
Net carrying amount	$445,110	$563,425

Equity component
Net carrying amount	$107,927	$108,438

The liability components of the Notes are recorded in convertible debt on the Consolidated Balance Sheet. The equity components of the Notes are recorded in additional paid-in capital. The effective interest rate for the liability component was 5.336% for the 2025 Notes and 4.75% for the 2022 Notes. As of October 2, 2021, the remaining period over which the debt discount and debt issuance costs will be amortized was 3.7 years for the 2025 Notes.

Interest expense related to the notes was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Contractual interest expense	$836	$1,365	$2,835	$4,206
Amortization of debt discount	5,076	6,041	16,005	13,419
Amortization of debt issuance costs	380	546	1,273	1,527
	$6,292	$7,952	$20,113	$19,152

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of October 2, 2021, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of October 2, 2021, no amounts were outstanding on the credit facility.

9. Commitments and Contingencies

Legal Proceedings

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

10. Share Repurchases

On August 2, 2021, the Company announced its intention to commence a “modified Dutch Auction” tender offer to purchase in cash up to $1.0 billion in value of shares of its common stock. The tender offer commenced on August 3, 2021 and expired on August 30, 2021. The Company repurchased 4.0 million shares through the tender offer at a price of $160.00 per share, for an aggregate cost of $640.7 million, excluding fees and expenses relating to the tender offer. In addition, the Company repurchased 0.4 million shares of its common stock for $53.6 million through its existing share repurchase program during the nine months ended October 2, 2021. Shares purchased through the tender offer and share repurchase program were retired upon repurchase.

11. Revenues

A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended October 2, 2021 and October 3, 2020 and the nine months ended October 2, 2021 and October 3, 2020, the Company recognized revenue of $10.0 million, $11.0 million, $10.9 million and $10.5 million, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company's revenue by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Distributors	$148,773	$105,369	$414,692	$299,134
Direct customers	36,058	27,362	97,488	65,965
	$184,831	$132,731	$512,180	$365,099

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Cost of revenues	$261	$262	$696	$717
Research and development	7,071	5,821	18,190	17,354
Selling, general and administrative	6,964	5,708	18,030	18,181
	14,296	11,791	36,916	36,252
Income tax (expense) benefit	(627)	900	632	3,022
	$14,923	$10,891	$36,284	$33,230

The Company had approximately $90.1 million of total unrecognized compensation cost related to equity grants under the 2009 Plan as of October 2, 2021 that is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

13. Income Taxes

Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense (benefit) was $9.4 million and $(3.5) million for the three months ended October 2, 2021 and October 3, 2020, resulting in effective tax rates of (90.7)% and 11.5%, respectively. Income tax expense (benefit) was $12.5 million and $(11.9) million for the nine months ended October 2, 2021 and October 3, 2020, resulting in effective tax rates of (24.7)% and 11.2%, respectively.

The higher provision for income taxes for the three and nine months ended October 2, 2021 was primarily due to the adoption of ASU 2019-12 Simplifying the Accounting for Income Taxes as of the beginning of the current fiscal year and its requirement to reallocate income tax benefit from continuing operations to discontinued operations. Under ASU 2019-12, which is being applied prospectively from the date of adoption, the income tax benefit of a loss from continuing operations should be reallocated to discontinued operations if the Company would be unable to benefit from the loss without considering the income from discontinued operations. As such, an income tax benefit of $1.3 million and $10.9 million associated with continuing operations for the three and nine months ended October 2, 2021, respectively, was reallocated to discontinued operations. Prior to ASU 2019-12, if the Company reported a loss from continuing operations and income from discontinued operations, income from discontinued operations would be considered in determining the income tax benefit allocated to continuing operations.

Additionally, for the three and nine months ended October 2, 2021, there was an increase in the beginning of year valuation allowance on state attribute carryforwards as a result of changes in state tax estimates, primarily due to the divestiture of the infrastructure and automotive business to Skyworks Solutions.

An estimated tax on the gain from the divestiture of the infrastructure and automotive business to Skyworks Solutions of $346.9 million was recorded in discontinued operations for the period, as well as additional tax benefit associated with discontinued operations of $(13.7) million for the three-month period ended October 2, 2021. As of October 2, 2021, the Company had recorded $328.0 million of income taxes payable in connection with the gain from the divestiture, of which $320.1 million was included in other current liabilities in the Condensed Consolidated Balance Sheets.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Uncertain Tax Positions

As of October 2, 2021, the Company had gross unrecognized tax benefits, inclusive of interest, of $3.7 million, all of which would affect the effective tax rate if recognized. During the nine months ended October 2, 2021, the Company did not release any unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 - 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $16.3 million additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

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

The Company does not reasonably expect material changes to its gross unrecognized tax benefits in the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2021 will have 52 weeks. Fiscal 2020 had 53 weeks with the extra week occurring in the first quarter of the year. Our third quarter of fiscal 2021 ended October 2, 2021. Our third quarter of fiscal 2020 ended October 3, 2020.

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

Discontinued Operations

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

Current Period Highlights of Continuing Operations

Revenues increased $52.1 million in the recent quarter compared to the third quarter of fiscal 2020 primarily due to increased demand for our products. Gross profit increased $34.0 million during the same period due primarily to increased product sales. Gross margin increased to 59.2% in the recent quarter compared to 56.9% in the third quarter of fiscal 2020 due primarily to variations in product mix. Operating expenses increased by $19.7 million in the recent quarter compared to the third quarter of fiscal 2020 due primarily to increased personnel-related expenses and new product introduction costs. Operating loss in the recent quarter was $9.3 million compared to $23.6 million in the third quarter of fiscal 2020.

We ended the third quarter with $2.7 billion in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $48.2 million during the recent nine-month period. Accounts receivable were $72.6 million at October 2, 2021, representing 35 days sales outstanding (DSO). Inventory was $59.1 million at October 2, 2021, representing 71 days of inventory (DOI). In the third quarter, we completed a tender offer in which we repurchased 4.0 million shares of our common stock for an aggregate cost of $640.7 million.

Through acquisitions and internal development efforts, we have continued to diversify our portfolio and introduce new products and solutions with added functionality and integration. In the first nine months of fiscal 2021, we introduced Custom Part Manufacturing Service (CPMS) to support IoT companies with the implementation of ‘Zero Trust’ security architectures to meet emerging cybersecurity standards; the Unify Software Development Kit (SDK), which provides the common building blocks for connectivity across IoT ecosystems; new sub-1-GHz SoCs delivering wireless solutions that combine long-range RF and energy efficiency with certified Arm® PSA Level 3 security; a fully integrated, certified Wi-SUN® solution simplifying Low Power Wide Area Network (LPWAN) deployment for smart cities; wireless solutions for development of Matter end products that support Thread, Wi-Fi, and Bluetooth protocols; and a new 32-bit MCU on our award-winning xG22 platform for IoT edge applications. We plan to continue introducing products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the nine months ended October 2, 2021, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Arrow Electronics, Edom Technology and Sekorm, each represented more than 10% of our revenues during the nine months ended October 2, 2021.

The percentage of our revenues derived from outside of the United States was 87% during the nine months ended October 2, 2021. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2021	2020	2021	2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.8	43.1	41.9	42.2
Gross margin	59.2	56.9	58.1	57.8
Operating expenses:
Research and development	39.3	44.4	39.3	47.8
Selling, general and administrative	24.9	30.3	25.7	34.3
Operating expenses	64.2	74.7	65.0	82.1
Operating loss	(5.0)	(17.8)	(6.9)	(24.3)
Other income (expense):
Interest income and other, net	3.0	1.6	1.7	2.3
Interest expense	(3.5)	(6.5)	(4.8)	(7.1)
Loss from continuing operations before income taxes	(5.5)	(22.7)	(10.0)	(29.1)
Provision (benefit) for income taxes	5.1	(2.6)	2.4	(3.3)
Loss from continuing operations	(10.6)	(20.1)	(12.4)	(25.8)
Income from discontinued operations, net of income taxes	1,139.8	22.5	426.4	26.8
Net income	1,129.2%	2.4%	414.0%	1.0%

Revenues

	Three Months Ended				Nine Months Ended
	October 2,	October 3,		%	October 2,	October 3,		%
(in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Revenues	$184.8	$132.7	$52.1	39.3%	$512.2	$365.1	$147.1	40.3%

The change in revenues in the recent three and nine month periods was due to increased demand for our IoT products. Unit volumes of our products increased by 31.9% during the three months ended October 2, 2021 while average selling prices increased by 4.8% compared to the three months ended October 3, 2020. Unit volumes of our products increased by 40.9% during the three months ended October 2, 2021 while average selling prices decreased by 0.2% compared to the nine months ended October 3, 2020. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
(in millions)	2021	2020	Change	2021	2020	Change
Gross profit	$109.5	$75.5	$34.0	$297.6	$210.9	$86.7
Gross margin	59.2%	56.9%	2.3%	58.1%	57.8%	0.3%

Gross profit increased during the recent three and nine month periods due primarily to increased product sales. Gross margin increased during the recent three-month period primarily due to variations in product mix.

We may experience variation in the average selling prices of certain of our products. Declines in average selling prices create downward pressure on gross margin and may be offset to the extent we are able to introduce higher margin new products and gain market share with our products; reduce costs of existing products through improved design; achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or reduce logistics costs.

Research and Development

	Three Months Ended				Nine Months Ended
	October 2,	October 3,		%	October 2,	October 3,		%
(in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Research and development	$72.7	$58.9	$13.8	23.3%	$201.5	$174.6	$26.9	15.4%
Percent of revenue	39.3%	44.4%	—	—	39.3%	47.8%	—	—

The increase in research and development expense in the recent three-month period was primarily due to an increase of $7.8 million for personnel-related expenses and $4.7 million for new product development costs. The increase in research and development expense in the recent nine-month period was primarily due to an increase of $13.3 million for personnel-related expenses, $8.9 million for new product development costs and $1.4 million for the amortization of intangible assets. We expect that research and development expense will remain relatively stable in absolute dollars in the fourth quarter of fiscal 2021.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
	October 2,	October 3,		%	October 2,	October 3,		%
(in millions)	2021	2020	Change	Change	2021	2020	Change	Change
Selling, general and administrative	$46.1	$40.2	$5.9	14.9%	$131.5	$125.0	$6.5	5.3%
Percent of revenue	24.9%	30.3%	—	—	25.7%	34.3%	—	—

The increase in selling, general and administrative expense in the recent three-month period was primarily due to an increase of $5.3 million for personnel-related expenses. The increase in selling, general and administrative expense in the recent nine-month period was primarily due to an increase of $7.8 million for personnel-related expenses offset in part by a decrease of $1.5 million in acquisition-related costs. We expect that selling, general and administrative expense will increase in absolute dollars in the fourth quarter of fiscal 2021.

Interest Income and Other, Net

Interest income and other, net for the three and nine months ended October 2, 2021 was $5.5 million and $9.0 million, respectively, compared to $2.0 million and $8.6 million for the three and nine months ended October 3, 2020, respectively. The increase in interest income and other, net in the recent three month period was primarily due to increased income earned in connection with an equity investment.

Interest Expense

Interest expense was generally consistent for the three and nine months ended October 2, 2021 and was $6.6 million and $24.4 million, respectively, compared to $8.6 million and $25.9 million for the three and nine months ended October 3, 2020, respectively.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
(in millions)	2021	2020	Change	2021	2020	Change
Provision (benefit) for income taxes	$9.4	$(3.5)	$12.9	$12.5	$(11.9)	$24.4
Effective tax rate	(90.7)%	11.5%	—	(24.7)%	11.2%	—

The increase in the provision for income taxes for the three and nine months ended October 2, 2021 as compared to the prior periods was primarily due to the reallocation of income tax benefit from continuing operations to discontinued operations under ASU 2019-12 and an increase in the beginning of year valuation allowance on state attribute carryforwards as a result of changes in state tax estimates primarily due to the divestiture of the infrastructure and automotive business to Skyworks Solutions. Additionally, an estimated tax on the gain from the divestiture of the infrastructure and automotive business to Skyworks Solutions of $346.9 million was recorded in discontinued operations for the period, as well as additional tax benefit associated with discontinued operations of $(13.7) million for the three-month period ended October 2, 2021.

Income from discontinued operations, net of income taxes

	Three Months Ended			Nine Months Ended
	October 2,	October 3,		October 2,	October 3,
(in millions)	2021	2020	Change	2021	2020	Change
Income from discontinued operations, net of income taxes	$2,106.8	$29.9	$2,076.9	$2,183.9	$97.7	$2,086.2

The increase in income from discontinued operations, net of income taxes in the recent three and nine month periods was primarily due to a gain on sale of $2.1 billion, net of tax, in the current periods. See Note 2, Discontinued Operations, to the Condensed Consolidated Financial Statements for additional information.

Business Outlook

The following represents our business outlook for the fourth quarter of fiscal 2021.

Income Statement Item	Estimate

Revenues	$195 million to $205 million

Gross margin	59.0%

Operating expenses	$126 million

Effective tax rate	(14)%

Diluted earnings (loss) per share	$(0.41) to $(0.31)

Liquidity and Capital Resources

Our principal sources of liquidity as of October 2, 2021 consisted of $2.7 billion in cash, cash equivalents and short-term investments, of which approximately $1.3 billion was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, variable-rate demand notes, U.S. Treasury bills and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, certificates of deposit and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $48.2 million during the nine months ended October 2, 2021, compared to net cash provided of $20.4 million during the nine months ended October 3, 2020. Operating cash flows during the nine months ended October 2, 2021 reflect our net income of $2.1 billion, adjustments of $2.1 billion for income from discontinued operations, depreciation, amortization, stock-based compensation and deferred income taxes, and a net cash outflow of $10.3 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $72.6 million at October 2, 2021 from $95.2 million at January 2, 2021. The decrease in accounts receivable resulted primarily from lower billings as a result of the divestiture of our infrastructure and automotive business as well as normal variations in the timing of collections and billings. Our average DSO was 35 days at October 2, 2021 and January 2, 2021.

Inventory increased to $59.1 million at October 2, 2021 from $47.9 million at January 2, 2021. The increase in inventory was primarily due to increased revenues in the recent three-month period. Our inventory levels will vary based on the availability of supply, and to a lesser extent, the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 71 days at October 2, 2021 and 70 days at January 2, 2021.

Investing Activities

Net cash used in investing activities was $864.2 million during the nine months ended October 2, 2021, compared to net cash used of $322.3 million during the nine months ended October 3, 2020. The increase in cash outflows was principally due to an increase in cash outflows of $853.2 million from net purchases and sales of marketable securities in the current period, offset by a cash payment of $316.8 million for the acquisition of the Wi-Fi and Bluetooth business of Redpine Signals in the prior period.

Financing Activities

Net cash used in financing activities was $841.7 million during the nine months ended October 2, 2021, compared to net cash provided of $200.6 million during the nine months ended October 3, 2020. The increase in cash outflows was principally due to $845.0 million in proceeds from the issuance of debt in the prior period and an increase of $672.1 million for repurchases of our common stock in the current period, offset by a decrease of $478.2 million in payments on debt in the current period. During the nine months ended October 2, 2021, we completed a tender offer in which we repurchased 4.0 million shares for an aggregate cost of $640.7 million.

Discontinued Operations

Net cash provided by discontinued operations was $2.8 billion during the nine months ended October 2, 2021, compared to net cash provided of $104.5 million during the nine months ended October 3, 2020. The increase in cash inflows was principally due to $2.75 billion in proceeds from the sale of our infrastructure and automotive business.

Debt

As of October 2, 2021, our debt included $535 million principal amount of convertible senior notes (the “2025 Notes”). We also had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On January 6, 2021, we issued a notice of redemption for the remaining 2022 convertible senior notes (the “2022 Notes”). During the three months ended April 3, 2021, we paid $140.6 million in cash and issued 528,022 shares of common stock in connection with the redemption of the remaining 2022 Notes. See Note 8, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as October 2, 2021 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of October 2, 2021 would decrease our future annual interest income by approximately $4.1 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of October 2, 2021. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of October 2, 2021, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that a credit-related decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 2, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended October 2, 2021 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the nine months ended October 2, 2021, the percentage of our revenues derived from outside of the United States was 87% (and the revenue associated with end customers in China was 24%, and revenue attributed to China based on shipped-to location was 45%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended October 2, 2021 was $201.5 million, or 39.3% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with AltoBeam, Broadcom, Espressif, Infineon, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

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

Additionally, there is an increased risk that we may experience cybersecurity-related events such as COVID-19 themed phishing attacks and other security challenges as a result of most of our employees and our service providers working remotely from non-

corporate managed networks during the ongoing COVID-19 pandemic and potentially continuing working remotely even after the COVID-19 pandemic has subsided.

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended October 2, 2021, 81% of our revenue was derived from distributors (and 59% of our revenue was derived from our three largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

The following table summarizes repurchases of our common stock during the three months ended October 2, 2021 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
July 4, 2021 – July 31, 2021	2	$135.61	2	$130,668

August 1, 2021 – August 28, 2021 (1)	—	$—	—	$1,130,668

August 29, 2021 – October 2, 2021 (1)	4,245	$159.01	4,245	$96,446
Total	4,247	$159.00	4,247

(1)	On August 2, 2021, we announced a tender offer to repurchase up to $1.0 billion in value of shares of our common stock. The tender offer commenced on August 3, 2021 and expired on August 30, 2021. In the three months ended October 2, 2021, we repurchased 4.0 million shares for $640.7 million through the tender offer.

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

3.2*	Fifth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on February 3, 2021).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

4.4*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated June 1, 2020 (filed as Exhibit 4.1 to the Form 8-K filed on June 1, 2020).

4.5*	Form of 0.625% Convertible Senior Note due 2025 (filed as Exhibit 4.2 to the Form 8-K filed on June 1, 2020).

10.1*	CEO Transition Agreement between G. Tyson Tuttle and Silicon Laboratories Inc. dated July 27, 2021 (filed as Exhibit 10.1 to the Form 8-K filed on July 28, 2021).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

October 27, 2021	/s/ G. Tyson Tuttle
Date	G. Tyson Tuttle
Chief Executive Officer
(Principal Executive Officer)

October 27, 2021	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 27, 2021	/s/ Mark D. Mauldin
Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)