Form 10-K
period 2022-01-01
SILICON LABORATORIES INC.
filed 2022-02-02
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑Yes ☐ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2021) was approximately $6.7 billion (assuming, for this purpose, that only directors and officers are deemed affiliates).

There were 38,198,127 shares of the registrant’s common stock issued and outstanding as of January 24, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Part I

Item 1.    Business

Overview

Silicon Laboratories Inc. is a leader in secure, intelligent wireless technology for a more connected world. Our integrated hardware and software platform, intuitive development tools, industry leading ecosystem and robust support enable customers in building advanced industrial, commercial, home and life applications. We make it easy for developers to solve complex wireless challenges throughout the product lifecycle and get to market quickly with innovative solutions that transform industries, grow economies and improve lives.

We are pioneers in wireless innovation and have spent the last two decades simplifying the complexity of radio frequency (“RF”) from silicon to cloud. Our leading IoT platform helps customers quickly create secure, intelligent connected devices that solve some of the world’s biggest challenges. Our team and technology assist customers to build connected devices that measurably solve development challenges, including energy efficiency, economic growth, better health, infrastructure innovation, sustainable cities and responsible production.

Our semiconductor devices leverage standard complementary metal oxide semiconductor (CMOS), a low cost, widely available process technology. Use of CMOS technology enables smaller, more cost-effective and energy-efficient solutions. Our software expertise allows us to develop products for markets where intelligent data capture, high-performance processing and communication are increasingly important product differentiators. We also focus design and engineering efforts on technologies that simplify and accelerate adoption by customers of security features engineered into our silicon chips. Our expertise in analog-intensive, mixed-signal IC design in CMOS and software development allows us to develop new and innovative products that are highly integrated and secure, simplifying our customers’ designs and improving their time-to-market.

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

Products

We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the IoT including connected home and security, industrial automation and control, smart metering, smart lighting, commercial building automation, consumer electronics, asset tracking and medical instrumentation. We have built a leading wireless development platform and product portfolio for the IoT based on Zigbee®, sub-GHz proprietary technologies, Bluetooth®, Z-Wave®, Thread, and Wi-Fi®. We have developed a fully integrated, certified Wi-SUN® solution simplifying Low Power Wide Area Network (LPWAN) deployment for smart cities.

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

Revenues during fiscal 2021, 2020 and 2019 were generated predominately by sales of our mixed-signal products. The following table summarizes the diverse product areas and applications for the various products that we have introduced to customers:

Product Areas and Description	Applications

Wireless Microcontrollers and Sensor Products

Our EFM32™, EFM8™, 8051, wireless MCUs and wireless SoCs are based on numerous wireless protocols, including Zigbee, sub-GHz proprietary, Bluetooth, Z-Wave, Thread and Wi-Fi technologies. Our family of products are ideally suited to ultra-low power IoT embedded systems that include energy friendly 8-bit mixed-signal microcontrollers, ultra-low power 32-bit microcontroller and wireless MCU connectivity solutions using the ARM® Cortex-M0+/M3/M4 and newer M33 cores. Single and multi-protocol SoC devices and modules provide flexible, highly integrated solutions designed to meet demanding requirements of IoT applications. The introduction of our Series 2 portfolio provides a greater focus on updatable device security which is becoming vital to the evolution and success of IoT. We bring enhanced capability to the industry protecting user data, system keys and manufacturer brands from malicious threats both hands-on and internet-based. Our broad portfolio addresses a variety of target markets, including smart home, commercial (building automation and retail) and industrial (smart energy, factory automation, smart cities).

Our sensor products include optical sensors (proximity, ambient light gestures and heart rate monitoring), as well as relative humidity (RH) / temperature sensors and Hall effect magnetic sensors. These devices leverage our mixed-signal capability to provide high accuracy, process technology to improve performance and lower power consumption than competing parts.

Our products are supported by Simplicity Studio™, which provides one-click access to design tools, documentation, software and support resources. In-house protocol stacks and Micrium® real-time operating system (RTOS) help simplify software development for IoT developers by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities.

-  Home automation /security systems

-  Industrial automation and control

-  Smart metering

-  Smart lighting

-  Commercial building automation

-  Patient monitoring

-  Connected medical products

-  Smart appliances

-  Smart speaker

-  Access control

-  HVAC control

-  Cameras

-  Asset tracking

-  Medical instrumentation

-  Consumer health & fitness (wearables)

-  Smart home sensing

-  Toys and consumer electronics

-  Monitors and lavatory controls

Divestiture

On April 22, 2021, we entered into an Asset Purchase Agreement pursuant to which Skyworks Solutions, Inc. agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising our infrastructure and automotive business for $2.75 billion in cash. The transaction closed on July 26, 2021. See Note 3, Discontinued Operations, to the Consolidated Financial Statements for additional information.

Customers, Sales and Marketing

We market our products through our direct sales force and through a network of independent sales representatives and distributors. Direct and distribution customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. During fiscal 2021, our ten largest end customers accounted for 21% of our revenues. We had no customer that represented more than 10% of our revenues during this period. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we sell the products to, and are paid by distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Arrow Electronics, Edom Technology and Sekorm, each represented 28%, 18% and 12% of our revenues during fiscal 2021, respectively.

We maintain numerous sales offices in Asia, the Americas and Europe. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 86% in fiscal 2021.

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

Research and development expenses were $273.2 million, $235.2 million and $205.7 million in fiscal 2021, 2020 and 2019, respectively.

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

Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2021, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2022.

The impacts of the COVID-19 pandemic on our suppliers are uncertain, evolving and dependent on numerous unpredictable factors outside of our control. If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. Disruptions to our business and supply chain (and the business and supply chains of our customers) could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor. Capacity is currently limited at certain of our third-party foundry, assembly and test subcontractors due to a spike in semiconductor demand.

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

Due to our diversified product portfolio and the numerous markets and applications we serve, we target a relatively large number of competitors. We compete with Broadcom, Espressif, Infineon, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products that could eliminate the need for our ICs.

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

Intellectual Property

Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of January 1, 2022, we had approximately 1,377 issued or pending United States and foreign patents. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents in our patent portfolio vary. There can be no assurance that patents will ever be issued with respect to our patent applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

As of January 1, 2022, we employed 1,667 people, of whom more than 60% are in engineering roles. Women represent approximately 20% of our workforce and men represent approximately 80%. We are a multi-national and multi-ethnic workforce, with sites and employees in more than a dozen countries. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. We actively promote diversity in our recruitment, development and promotion practices. These principles are also reflected in our employee training, in particular with respect to our policies against harassment, discrimination and the elimination of bias in the workplace.

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

We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and properly managing the transition of key roles when they occur. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We use employee surveys to better understand and improve the employee experience and identify opportunities to continually strengthen our work philosophy. We use employee feedback to drive and improve processes and ensure a deep understanding of our culture and vision among our employees. We believe the development of our company culture, along with competitive compensation, career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. During fiscal 2021, our voluntary employee turnover rate was approximately 10%.

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

Corporate Social Responsibility

As a global corporate citizen, we are committed to environmental sustainability, operational excellence, and providing support for people and communities around the world. We live by our promise to "do the right thing" for our employees, customers, shareholders, communities and planet. We strive to minimize resource use and reduce the environmental impact of our production processes by designing smaller and more energy-efficient products, conserving energy and precious resources, and investing in sustainable technologies and energy conservation practices. Innovative solutions don’t stop at our products – we are focused on addressing complex community challenges through collaborative, actionable and results-driven programs. Our philanthropy program provides financial, volunteer and in-kind support to organizations that are solving critical community needs, improving the quality of life, including those promoting diversity, inclusion and social justice, and expanding STEM opportunities for underrepresented groups. Actions we have taken in pursuit of these commitments include:

Environmental Programs

●	Adopted and require our suppliers to support the Responsible Business Alliance® (RBA®) Code of Conduct;
●	Prioritized qualified suppliers who are socially and environmentally progressive;
●	Delivered products that met environmental regulations and requirements; and
●	Demanded excellence in our quality and environmental management systems, each certified to ISO 9001 and ISO 14001 standards.

Social Programs

●	Donated a portion of our annual profits to charitable organizations;
●	Allocated funds to our global sites for grants supporting critical causes locally;
●	Provided corporate matching gifts to expand the impact of individual employee donations;
●	Offered 24 hours of paid time off per year for employees to volunteer in their communities;
●	Sponsored community service projects and supported relief efforts when disasters occur;
●	Partnered with organizations committed to building diverse, equitable, and inclusive environments;
●	Provided financial grants to nonprofits offering STEM education programs for underrepresented and underserved groups; and
●	Supported research to improve safety, sustainability, and overall quality of life in densifying cities.

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

The impacts of the COVID-19 pandemic, or a similar public health crisis, on our business, customers, suppliers, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

●	The duration and impact of a global economic recession or depression that could reduce demand and/or pricing for our products;
●	Disruptions to our business and supply chain (and the business and supply chains of our customers) in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas impacted by the public health crisis, including disruptions caused by illnesses, quarantines and restrictions on people’s ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions;
●	Delays or limitations on the ability of our customers to make timely payments;
●	Governmental actions to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines and business shutdowns or slowdowns, facility closures or other restrictions;
●	Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures or to refinance our existing indebtedness;
●	Potential asset impairments, including goodwill, intangible assets, investments and other assets;
●	Complexities related to our employees temporarily working from home as well as increased cyber-related risks due to our employees working from home;
●	Potential failure of our computer systems or communication systems; and

●	Investment-related risks, including difficulties in liquidating investments due to current market conditions and adverse investment performance.

There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic or a similar public health crisis will be offset by increased sales in subsequent periods. Even after the COVID-19 pandemic or a similar public health crisis has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn or increased unemployment that has occurred or may occur in the future. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During fiscal 2021, the percentage of our revenues derived from outside of the United States was 86% (and the revenue associated with end customers in China was 24%, and revenue attributed to China based on shipped-to location was 43) %. We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

●	Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;
●	Protectionist laws and business practices, including trade restrictions, tariffs, export controls, quotas and other trade barriers, including China-U.S. trade policies;
●	Trade tensions, geopolitical uncertainty, or governmental actions, including those arising from the trade dispute between the U.S. and China, may lead customers to favor products from non-US companies which could put us at a competitive disadvantage and result in decreased customer demand for our products and our customers’ products;
●	Restrictions or tariffs imposed on certain countries and sanctions or export controls imposed on customers or suppliers may affect our ability to sell and source our products;
●	Difficulties related to the protection of our intellectual property rights in some countries;

●	Public health crises, such as the COVID-19 pandemic, may affect our international operations, suppliers and customers and we may experience delays in product development, a decreased ability to support our customers and reduced design win activity if the travel restrictions or business shutdowns or slowdowns continue for an extended period of time in any of the countries in which we, our suppliers and our customers operate and do business;
●	Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act, which we expect to increase our effective tax rate, in part due to the impact of the requirement to capitalize and amortize foreign research and development expenses beginning in 2022;
●	Longer sales cycles;
●	Greater difficulty in accounts receivable collection and longer collection periods;
●	High levels of distributor inventory subject to price protection and rights of return to us;
●	Political and economic instability;
●	Greater difficulty in hiring and retaining qualified personnel; and
●	The need to have business and operations systems that can meet the needs of our international business and operating structure.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2021 was $273.2 million, or 37.9% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Broadcom, Espressif, Infineon, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

We rely on third parties to manufacture, assemble and test our products and the failure to successfully manage our relationships with our manufacturers and subcontractors would negatively impact our ability to sell our products

We do not have our own wafer fab manufacturing facilities. Therefore, we rely on third-party vendors to manufacture the products we design. We also currently rely on third-party assembly subcontractors in Asia to assemble and package the silicon chips provided by the wafers for use in final products. Additionally, we rely on these offshore subcontractors for a substantial portion of the testing requirements of our products prior to shipping. We expect utilization of third-party subcontractors to continue in the future.

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

If our suppliers experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. Public health crises, such as the COVID-19 pandemic, may affect our suppliers’ production capabilities as a result of quarantines, closures of production facilities, lack of supplies or delays caused by restrictions on travel.

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

We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results

Information technology system and/or network disruptions, regardless of the cause, but including acts of sabotage, error, or other actions, could harm the company’s operations. Failure to effectively prevent, detect, and recover from security breaches, including cyber-attacks, could result in the misuse of company assets, disruption to the company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales and other costs to the company. We routinely face attacks that attempt to breach our security protocols, gain access to or disrupt our computerized systems or steal proprietary company, customer, partner or employee information. These attacks are sometimes successful. These attacks may be due to security breaches, employee error, theft, malfeasance, phishing schemes, ransomware, faulty password or data security management, or other irregularities. The theft, loss, destruction, unavailability or misuse of personal or business data collected, used, stored or transferred by us to run our business could result in increased security costs or costs related to defending legal claims. Industrial espionage, theft or loss of our intellectual property data could lead to counterfeit products or harm the competitive position of our products and services. Costs to implement, test and maintain measures to promote compliance with applicable privacy and data security laws as well as to protect the overall security of our system have been and are expected to continue to be significant. Attempted or successful attacks against our products and services could damage our reputation with customers or users and reduce demand for our products and services.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2021, 81% of our revenue was derived from distributors (and 58% of our revenue was derived from our three largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi- channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

Any dispositions could harm our financial condition

On April 22, 2021, we entered into an Asset Purchase Agreement pursuant to which Skyworks Solutions, Inc. agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising our infrastructure and automotive business for $2.75 billion in cash. The transaction closed on July 26, 2021. This disposition and any other disposition of a business or product line would entail a number of risks that could materially and adversely affect our business and operating results, including:

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

Our convertible senior notes could adversely affect our operating results and financial condition

On January 1, 2022, a condition regarding early conversion of our 2025 convertible senior notes (the “2025 Notes”) was met, and as a result, holders may convert their notes at any time during the quarter ending March 31, 2022. On January 2, 2022, we irrevocably elected cash settlement for the principal amount of the 2025 Notes. If we do not have adequate cash available to settle the principal amount of the 2025 Notes, we could seek to raise additional funds through debt or equity capital. However, additional funds may not be available on terms acceptable to us, or at all. We intend to settle any excess value in shares in the event of a conversion. Shares issued to settle any excess value may result in immediate, and potentially material, dilution to the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

The principal balance of the convertible senior notes was separated into liability and equity components, which were recorded initially at fair value. The excess of the principal amount of the liability component over its carrying amount represents the debt discount, which is accreted to interest expense over the term of the notes using the effective interest method. Accordingly, we have reported higher interest expense because of the recognition of both the debt discount amortization and the notes’ coupon interest.

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

Stock and Governance Risks

Our stock price may be volatile

The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors:

●	Actual or anticipated fluctuations in our operating results;
●	Changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
●	Changes in market valuations of other technology companies, particularly semiconductor companies;
●	Announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Introduction of technologies or product enhancements that reduce the need for our products;
●	The loss of, or decrease in sales to, one or more key customers;
●	A large sale of stock by a significant shareholder;
●	Dilution from the issuance of our stock in connection with acquisitions;
●	The addition or removal of our stock to or from a stock index fund;
●	Departures of key personnel;
●	The required expensing of stock awards; and
●	Reporting revenue under ASC Topic 606, Revenue from Contracts with Customers.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we own, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 155,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, Canada, China, Denmark, Finland, France, Germany, Hungary, India, Italy, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

Item 3.    Legal Proceedings

Information regarding legal proceedings is provided in Note 13, Commitments and Contingencies, to the Consolidated Financial Statements. Such information is incorporated by reference herein.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol "SLAB". As of January 24, 2022, there were 62 holders of record of our common stock.

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

Company / Index	12/31/16	12/30/17	12/29/18	12/28/19	01/02/21	01/01/22
Silicon Laboratories Inc.	$100.00	$135.85	$120.77	$179.26	$195.91	$317.57
NASDAQ Composite Index	$100.00	$129.64	$124.98	$172.81	$249.51	$304.85
PHLX Semiconductor Index	$100.00	$140.54	$131.15	$216.62	$331.27	$473.22
(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on December 31, 2016, and that all dividends were reinvested. No cash dividends have been declared on our common stock.
(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended January 1, 2022 (in thousands, except per share amounts):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
October 3, 2021 – October 30, 2021 (1)	2,130	$213.50	2,130	$41,696

October 31, 2021 – November 27, 2021	—	$—	—	$41,696

November 28, 2021 – January 1, 2022	—	$—	—	$—
Total	2,130	$213.50	2,130

(1)

On October 27, 2021, we entered into an accelerated share repurchase (“ASR”) agreement with Goldman Sachs & Co. LLC. Under the ASR Agreement, we received an aggregate initial share delivery of approximately 1.7 million shares. On January 20, 2022, we received an additional 0.3 million shares at no additional costs in connection with final delivery through the ASR Agreement.

Our share repurchase program authorizes repurchases up to $250 million through December 2022. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” and “Risk Factors” above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2021 had 52 weeks. Fiscal 2020 had 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2019 had 52 weeks. Fiscal 2021, 2020 and 2019 ended on January 1, 2022, January 2, 2021 and December 28, 2019, respectively.

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

Overview

We are a leader in secure, intelligent wireless technology for a more connected world. Our integrated hardware and software platform, intuitive development tools, industry leading ecosystem and robust support enable customers in building advanced industrial, commercial, home and life applications. We make it easy for developers to solve complex wireless challenges throughout the product lifecycle and get to market quickly with innovative solutions that transform industries, grow economies and improve lives. We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the Internet of Things (IoT) including connected home and security, industrial automation and control, smart metering, smart lighting, commercial building automation, consumer electronics, asset tracking and medical instrumentation.

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

Discontinued Operations

On April 22, 2021, we entered into an Asset Purchase Agreement pursuant to which Skyworks Solutions, Inc. agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising our infrastructure and automotive business for $2.75 billion in cash. The sale was completed pursuant to the terms of the Agreement on July 26, 2021. The results of operations of the sold component have been presented in the accompanying consolidated financial statements as discontinued operations and, therefore, are excluded from the following discussion of the results of our continuing operations.

Current Period Highlights of Continuing Operations

Revenues increased $209.9 million in fiscal 2021 compared to fiscal 2020 due to increased demand for our products. Gross profit increased $130.6 million during the same period due primarily to increased product sales. Gross margin increased to 59.0% in fiscal 2021 compared to 57.7% in fiscal 2020 primarily due to variations in product mix. Operating expenses increased $56.3 million in fiscal 2021 compared to fiscal 2020 due primarily to increased personnel-related expenses, new product introduction costs, occupancy costs and amortization of intangible assets. Operating loss in fiscal 2021 was $32.8 million compared to $107.1 million in fiscal 2020.

We ended fiscal 2021 with $2.0 billion in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $91.2 million during fiscal 2021. Accounts receivable were $98.3 million at January 1, 2022, representing 42 days sales outstanding (DSO). Inventory was $49.3 million at January 1, 2022, representing 55 days of inventory (DOI). In fiscal 2021, we repurchased 6.5 million shares of our common stock for an aggregate cost of $1.15 billion, including 4.0 million shares through a tender offer, 1.7 million shares through an ASR agreement and 0.8 million shares through our existing share repurchase program. During fiscal 2021, we paid $140.6 million in cash and issued 528,022 shares of common stock in connection with the redemption of the remaining principal of our 2022 convertible senior notes.

Through acquisitions and internal development efforts, we have continued to diversify our portfolio and introduce new products and solutions with added functionality and integration. In fiscal 2021, we introduced a 3D virtual smart home platform that takes users through innovative smart home solutions, various applicable protocols, and ecosystem connections; Z-Wave 800 system-on-chips (SoCs) and modules for the Z-Wave smart home and automation ecosystem; Custom Part Manufacturing Service (CPMS) to support IoT companies with the implementation of ‘Zero Trust’ security architectures to meet emerging cybersecurity standards; the Unify Software Development Kit (SDK), which provides the common building blocks for connectivity across IoT ecosystems; new sub-1-GHz SoCs delivering wireless solutions that combine long-range RF and energy efficiency with certified ARM PSA Level 3 security; a fully integrated, certified Wi-SUN® solution simplifying Low Power Wide Area Network (LPWAN) deployment for smart cities; wireless solutions for development of Matter end products that support Thread, Wi-Fi, and Bluetooth protocols; and a new 32-bit MCU on our award-winning xG22 platform for IoT edge applications. We plan to continue introducing products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During fiscal 2021, 2020 and 2019, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Three of our distributors who sell to our customers, Arrow Electronics, Edom Technology and Sekorm, each represented 28%, 18% and 12% of our revenues during fiscal 2021, 28%, 19% and 14% of our revenues during fiscal 2020, and 26%, 18% and 10% of our revenues during fiscal 2019, respectively.

The percentage of our revenues derived from outside of the United States was 86% in fiscal 2021, 88% in fiscal 2020 and 87% in fiscal 2019. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Interest Income and Other, Net. Interest income and other, net reflects interest earned on our cash, cash equivalents and investment balances, foreign currency remeasurement adjustments, and other non-operating income and expenses.

Interest Expense. Interest expense consists of interest on our short and long-term obligations, including our convertible senior notes and credit facility. Interest expense on our convertible senior notes includes contractual interest, amortization of the debt discount and amortization of debt issuance costs.

Equity-method Earnings. Equity-method earnings represents income or loss on our equity-method investment.

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences.

The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2021	2020	2019
Revenues	100.0%	100.0%	100.0%
Cost of revenues	41.0	42.3	40.9
Gross margin	59.0	57.7	59.1
Operating expenses:
Research and development	37.9	46.0	43.4
Selling, general and administrative	25.7	32.7	34.4
Operating expenses	63.6	78.7	77.8
Operating loss	(4.6)	(21.0)	(18.7)
Other income (expense):
Interest income and other, net	0.8	1.8	2.7
Interest expense	(4.3)	(6.7)	(4.2)
Loss from continuing operations before income taxes	(8.1)	(25.9)	(20.2)
Provision (benefit) for income taxes	1.9	(2.9)	1.5
Equity-method earnings	1.9	0.4	0.1
Loss from continuing operations	(8.1)	(22.6)	(21.6)
Income from discontinued operations, net of income taxes	301.8	25.1	25.7
Net income	293.7%	2.5%	4.1%

Comparison of Fiscal 2021 to Fiscal 2020

Revenues

	Fiscal Year
(in millions)	2021	2020	Change	% Change
Revenues	$720.9	$510.9	$210.0	41.1%

The change in revenues in fiscal 2021 was due to increased demand for our IoT products. Unit shipment volumes of our products increased by 37.1% while average selling prices increased by 2.7% compared to fiscal 2020. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Fiscal Year
(in millions)	2021	2020	Change
Gross profit	$425.4	$294.8	$130.6
Gross margin	59.0%	57.7%	1.3%

Gross profit increased in fiscal 2021 due primarily to increased product sales. Gross margin increased in fiscal 2021 primarily due to variations in product mix.

We may experience variations in the average selling prices of certain of our products. Increases in average selling prices may occur during periods of increased demand, but such demand may be short-lived and could be accompanied by higher product costs. Declines in average selling prices create downward pressure on gross margin and may be offset to the extent we are able to introduce higher margin new products and gain market share with our products; reduce costs of existing products through improved design; achieve lower production costs from our wafer suppliers and third-party assembly and test subcontractors; achieve lower production costs per unit as a result of improved yields throughout the manufacturing process; or reduce logistics costs.

Research and Development

	Fiscal Year
(in millions)	2021	2020	Change	% Change
Research and development	$273.2	$235.2	$38.0	16.2%
Percent of revenue	37.9%	46.0%

The increase in research and development expense in fiscal 2021 was primarily due to increases of $23.9 million for personnel-related expenses, $8.8 million for new product introduction costs, $2.1 million for occupancy costs and $1.0 million for the amortization of intangible assets. The decrease in research and development expense as a percent of revenues in fiscal 2021 was due to our increased revenues. We expect that research and development expense will increase in absolute dollars in the first quarter of 2022 compared to the fourth quarter of 2021.

Selling, General and Administrative

	Fiscal Year
(in millions)	2021	2020	Change	% Change
Selling, general and administrative	$185.0	$166.7	$18.3	11.0%
Percent of revenue	25.7%	32.7%

The increase in selling, general and administrative expense in fiscal 2021 was primarily due to an increase of $18.9 million for personnel-related expenses. The decrease in selling, general and administrative expense as a percent of revenues in fiscal 2021 was due to our increased revenues. We expect that selling, general and administrative expense will decrease in absolute dollars in the first quarter of 2022 compared to the fourth quarter of 2021.

Interest Income and Other, Net

Interest income and other, net in fiscal 2021 was $5.7 million compared to $9.0 million in fiscal 2020. The decrease in interest income and other, net in fiscal 2021 was primarily due to lower interest rates on the underlying instruments.

Interest Expense

Interest expense in fiscal 2021 was $31.0 million compared to $34.1 million in fiscal 2020. The decrease in interest expense in fiscal 2021 was primarily due to a net decrease of $2.7 million in interest resulting from the reduction in the aggregate balance of convertible notes outstanding and a decrease in borrowings from our existing credit facility.

Provision (Benefit) for Income Taxes

	Fiscal Year
(in millions)	2021	2020	Change
Provision (benefit) for income taxes	$13.4	$(14.6)	$28.0
Effective tax rate	(23.1)%	11.0%

The provision for income taxes for fiscal 2021 compared to the benefit from income taxes in fiscal 2020 was primarily due to the reallocation of income tax benefit from continuing operations to discontinued operations under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, and an increase in the beginning of year valuation allowance on deferred tax assets for state attribute carryforwards. Additionally, tax expense on the gain from the divestiture of the infrastructure and automotive business to Skyworks Solutions of $346.9 million was recorded in discontinued operations for the period, net of tax benefits associated with discontinued operations before the gain on sale of $7.2 million for fiscal 2021.

Equity-method Earnings

Equity-method earnings in fiscal 2021 were $13.7 million compared to $2.1 million in fiscal 2020. The increase in equity-method earnings in fiscal 2021 was due to an increase in the unrealized gain on an equity-method investment.

Income from discontinued operations, net of income taxes

	Fiscal Year
(in millions)	2021	2020	Change
Income from discontinued operations, net of income taxes	$2,175.3	$128.0	$2,047.3

The increase in income from discontinued operations, net of income taxes in fiscal 2021 was primarily due to a gain on sale of $2.1 billion, net of tax, in fiscal 2021. See Note 3, Discontinued Operations, to the Consolidated Financial Statements for additional information.

Comparison of Fiscal 2020 to Fiscal 2019

Revenues

	Fiscal Year
(in millions)	2020	2019	Change	% Change
Revenues	$510.9	$473.8	$37.1	7.8%

The change in revenues in fiscal 2020 was due to increased demand for our IoT products. Unit shipment volumes of our products increased by 17.0% while average selling prices decreased by 7.4% compared to fiscal 2019.

Gross Profit

	Fiscal Year
(in millions)	2020	2019	Change
Gross profit	$294.8	$280.2	$14.6
Gross margin	57.7%	59.1%	(1.4)%

Gross profit increased in fiscal 2020 due primarily to increased product sales. Gross margin decreased in fiscal 2020 primarily due to variations in product mix.

Research and Development

	Fiscal Year
(in millions)	2020	2019	Change	% Change
Research and development	$235.2	$205.7	$29.5	14.3%
Percent of revenue	46.0%	43.4%

The increase in research and development expense in fiscal 2020 was primarily due to increases of $18.0 million for personnel-related expenses, including costs associated with increased headcount and an acquisition, $5.2 million for new product introduction costs, $3.5 million for the amortization of intangible assets and $1.1 million for occupancy costs.

Selling, General and Administrative

	Fiscal Year
(in millions)	2020	2019	Change	% Change
Selling, general and administrative	$166.7	$163.2	$3.5	2.2%
Percent of revenue	32.7%	34.4%

The increase in selling, general and administrative expense in fiscal 2020 was primarily due to an increase of $3.3 million for personnel-related expenses, including costs associated with increased headcount.

Interest Income and Other, Net

Interest income and other, net in fiscal 2020 was $9.0 million compared to $12.9 million in fiscal 2019. The decrease in interest income and other, net in fiscal 2020 was primarily due to lower interest rates on the underlying instruments.

Interest Expense

Interest expense in fiscal 2020 was $34.1 million compared to $20.2 million in fiscal 2019. The increase in interest expense in fiscal 2020 was primarily due to a net increase of $8.0 million in interest resulting from an increase in the aggregate balance of notes outstanding and a loss of $4.1 million recorded on the early extinguishment of a portion of the 2022 Notes.

Provision (Benefit) for Income Taxes

	Fiscal Year
(in millions)	2020	2019	Change
Provision (benefit) for income taxes	$(14.6)	$7.0	$(21.6)
Effective tax rate	11.0%	(7.3)%	—

The decrease in the provision for income taxes for fiscal 2020 as compared to fiscal 2019 was primarily due to the impact in fiscal 2019 of a change in our position related to the treatment of stock-based compensation within our intercompany cost-sharing arrangement offset by the increased impact of fiscal 2020 permanent tax differences. The incremental, discrete income tax expense recognized in fiscal 2019 for the cost-sharing change was $18.4 million.

Equity-method Earnings

Equity-method earnings in fiscal 2020 were $2.1 million compared to $0.3 million in fiscal 2019. The increase in equity-method earnings in fiscal 2020 was due to an increase in the unrealized gain on an equity-method investment.

Income from discontinued operations, net of income taxes

	Fiscal Year
(in millions)	2020	2019	Change
Income from discontinued operations, net of income taxes	$128.0	$121.9	$6.1

The increase in income from discontinued operations, net of income taxes in fiscal 2020 was primarily due to a decrease in the provision for income taxes in fiscal 2020.

Business Outlook

The following represents our business outlook for the first quarter of fiscal 2022.

Income Statement Item	Estimate

Revenues	$220 million to $230 million

Gross margin	63%

Operating expenses	$128 million

Effective tax rate	37%

Diluted earnings per share	$0.15 to $0.25

Liquidity and Capital Resources

Our principal sources of liquidity as of January 1, 2022 consisted of $2.0 billion in cash, cash equivalents and short-term investments, of which approximately $730.7 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, agency discount notes, municipal bonds and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, certificates of deposit and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $91.2 million during fiscal 2021, compared to net cash used of $8.8 million during fiscal 2020. Operating cash flows during fiscal 2021 reflect our net income of $2.1 billion, adjustments of $(2.0) billion for income from discontinued operations, depreciation, amortization, stock-based compensation, equity-method earnings and deferred income taxes, and a net cash inflow of $20.7 million due to changes in our operating assets and liabilities.

Net cash used in operating activities was $8.8 million during fiscal 2020, compared to net cash provided of $22.1 million during fiscal 2019. Operating cash flows during fiscal 2020 reflect our net income of $12.5 million, adjustments of $(2.8) million for income from discontinued operations, depreciation, amortization, stock-based compensation, equity-method earnings and deferred income taxes, and a net cash outflow of $18.5 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $98.3 million at January 1, 2022 from $95.2 million at January 2, 2021. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our average DSO was 42 days at January 1, 2022 and 35 days at January 2, 2021.

Inventory increased to $49.3 million at January 1, 2022 from $47.9 million at January 2, 2021. Our inventory levels will vary based on the availability of supply, and to a lesser extent, the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 55 days at January 1, 2022 and 70 days at January 2, 2021.

Investing Activities

Net cash used in investing activities was $476.7 million during fiscal 2021, compared to net cash used of $358.3 million during fiscal 2020. The increase in cash outflows was principally due to an increase in cash outflows of $424.7 million from net purchases and sales of marketable securities in fiscal 2021, offset by a cash payment of $316.8 million for the acquisition of the Wi-Fi and Bluetooth business of Redpine Signals in fiscal 2020.

Net cash used in investing activities was $358.3 million during fiscal 2020, compared to net cash used of $102.8 million during fiscal 2019. The increase in cash outflows was principally due a cash payment of $316.8 million for the acquisition of a business in fiscal 2020, offset by a decrease in cash outflows of $57.4 million from net purchases and sales of marketable securities in fiscal 2019.

Financing Activities

Net cash used in financing activities was $1.3 billion during fiscal 2021, compared to cash provided of $200.9 million during fiscal 2020. The increase in cash outflows was principally due to an increase of $1.1 billion for repurchases of our common stock in fiscal 2021 and $845.0 million in proceeds from the issuance of debt in fiscal 2020, offset by a decrease of $484.2 million in payments on debt in fiscal 2021. During fiscal 2021, we repurchased 6.5 million shares, including purchases of 4.0 million shares through a tender offer, 1.7 million shares through an ASR agreement and 0.8 million shares through our existing share repurchase program.

Net cash provided by financing activities was $200.9 million during fiscal 2020, compared to cash used of $29.6 million during fiscal 2019. The increase in cash inflows was principally due to $845.0 million in proceeds from the issuance of debt and a decrease of $10.4 million for repurchases of our common stock, offset by $623.6 million in payments on debt in fiscal 2020.

Discontinued Operations

Net cash provided by discontinued operations was $2.6 billion during fiscal 2021, compared to net cash provided of $141.9 million during fiscal 2020. The increase in cash inflows was principally due to $2.75 billion in proceeds from the sale of our infrastructure and automotive business, offset by a payment of $252.8 million for incomes taxes on the gain on sale.

Net cash provided by discontinued operations was $141.9 million during fiscal 2020, compared to net cash provided of $140.4 million during fiscal 2019.

Debt

As of January 1, 2022, our debt included $535 million principal amount of convertible senior notes (the “2025 Notes”). We also had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On January 1, 2022, a condition regarding early conversion of the 2025 Notes was met, and as a result, holders have the right to convert their notes at any time during the quarter ending March 31, 2022. On January 2, 2022, we irrevocably elected cash settlement for the principal amount of the 2025 Notes.

On January 6, 2021, we issued a notice of redemption for the remaining 2022 convertible senior notes (the “2022 Notes”). During fiscal 2021, we paid $140.6 million in cash and issued 528,022 shares of common stock in connection with the redemption of the remaining 2022 Notes. See Note 11, Debt, to the Consolidated Financial Statements for additional information.

Capital Requirements

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, investments, credit under our Credit Facility, and cash generated from operations are sufficient to meet our short-term and long-term capital requirements, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

Contractual Obligations

Our purchase obligations primarily include contractual arrangements in the form of purchase orders with suppliers. As of January 1, 2022, such purchase obligations were $190.2 million. For a description of other contractual obligations, see Note 11, Debt, and Note, 12, Leases, to the Consolidated Financial Statements

Critical Accounting Policies and Estimates

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

Revenue recognition – We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In order to achieve this core principle, we apply a five-step process. As part of this process, we analyze the performance obligations in a customer contract and estimate the variable consideration we expect to receive. The evaluation of performance obligations requires that we identify the promised goods and services in the contract. For contracts that contain more than one promised good and service, we then must determine whether the promises are capable of being distinct and if they are separately identifiable from other promises in the contract. Variable consideration primarily includes sales made to distributors under agreements allowing certain rights of return, referred to as stock rotation, and credits issued to the distributor due to price protection. We estimate variable consideration at the most likely amount to which we expect to be entitled. We make these estimates based on available information, including recent sales activity and pricing data. We apply a constraint to our variable consideration estimate which considers both the likelihood of a return and the amount of a potential price concession. If our evaluation of performance obligations is incorrect, we may recognize revenue sooner or later than is appropriate. If our estimates of variable consideration are inaccurate, we may recognize too much or too little revenue in a period. We may adjust assumptions used to estimate consideration periodically based on analysis of prior estimates.

Stock-based compensation – We recognize the fair-value of stock-based compensation transactions in the Consolidated Statements of Income. The fair value of our full-value stock awards (with the exception of market-based performance awards) equals the fair market value of our stock on the date of grant. The fair value of our market-based performance awards is estimated at the date of grant using a Monte-Carlo simulation. The fair value of our stock option and employee stock purchase plan grants is estimated at the date of grant using the Black-Scholes option pricing model. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. See Note 16, Stock-Based Compensation, to the Consolidated Financial Statements for additional information.

Income taxes – We are required to calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we are required to estimate the amount of expected future taxable income. Judgment is inherent in this process and differences between the estimated and actual taxable income could result in a material impact on our Consolidated Financial Statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as January 1, 2022 and January 2, 2021 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of January 1, 2022 and January 2, 2021 would decrease our future annual interest income by approximately $3.6 million and $5.2 million, respectively. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of January 1, 2022. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of January 1, 2022, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that a credit-related decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of January 1, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended January 1, 2022 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of January 1, 2022, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-3.

Item 9B.    Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

3.2*	Fifth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on February 3, 2021).
4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).
4.2*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).
4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).
4.4*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated June 1, 2020 (filed as Exhibit 4.1 to the Form 8-K filed on June 1, 2020).
4.5*	Form of 0.625% Convertible Senior Note due 2025 (filed as Exhibit 4.2 to the Form 8-K filed on June 1, 2020).
10.1*+	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).
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

10.8*+

Form of Restricted Stock Units Grant Notice and Global Restricted Stock Units Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.7 to the Form 10-K filed on February 1, 2017).

10.9*+

Form of Market Stock Units Grant Notice and Global Market Stock Units Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.8 to the Form 10-K filed on February 1, 2017).

10.10*+

Form of Stock Option Grant Notice and Global Stock Option Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.9 to the Form 10-K filed on February 1, 2017).

10.11*+

Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.10 to the Form 10-K filed on February 1, 2017).

Exhibit Number
10.12*

Purchase Agreement between Silicon Laboratories Inc. and Goldman, Sachs & Co. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named therein, dated February 28, 2017 (filed as Exhibit 10.1 to the Form 8-K filed on March 6, 2017).

10.13*+	Silicon Laboratories Inc. 2021 Bonus Plan (filed as Exhibit 10.1 to the Form 8-K filed on February 3, 3021).
10.14*+	Silicon Laboratories Inc. Form of CEO Severance Agreement (filed as Exhibit 10.1 to the Form 8-K filed on May 17, 2021).
10.15*+	Silicon Laboratories Inc. Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Form 8-K filed on May 17, 2021).
10.16*+

Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Form 8-K filed on May 17, 2021).

10.17*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan (As Amended and Restated on April 22, 2021) (filed as Exhibit 4.3 to the Form S-8 filed on May 5, 2021).
10.18*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (As Amended and Restated on April 22, 2021) (filed as Exhibit 4.4 to the Form S-8 filed on May 5, 2021).
10.19*+	CEO Transition Agreement between G. Tyson Tuttle and Silicon Laboratories Inc. dated July 27, 2021 (filed as Exhibit 10.1 to the Form 8-K filed on July 28, 2021).
10.20*	ASR Agreement dated October 27, 2021 between Silicon Laboratories Inc. and Goldman Sachs & Co. LLC (filed as Exhibit 10.1 to the Form 8-K filed on October 28, 2021).
10.21*+

Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.1 to the Form 8-K filed on December 23, 2021).

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

+     Management contract or compensatory plan or arrangement

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 2, 2022.

SILICON LABORATORIES INC.

By:	/s/ R. Matthew Johnson
R. Matthew Johnson President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Matthew Johnson and John C. Hollister and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Navdeep S. Sooch	Chairman of the Board	February 2, 2022
Navdeep S. Sooch

/s/ R. Matthew Johnson	President, Chief Executive Officer and Director	February 2, 2022
R. Matthew Johnson	(Principal Executive Officer)

/s/ John C. Hollister	Senior Vice President and Chief Financial Officer	February 2, 2022
John C. Hollister	(Principal Financial Officer)

/s/ Mark D. Mauldin	Chief Accounting Officer	February 2, 2022
Mark D. Mauldin	(Principal Accounting Officer)

/s/ William G. Bock	Director	February 2, 2022
William G. Bock

/s/ Jack R. Lazar	Director	February 2, 2022
Jack R. Lazar

/s/ Gregg Lowe	Director	February 2, 2022
Gregg Lowe

/s/ Sherri Luther	Director	February 2, 2022
Sherri Luther

/s/ Nina Richardson	Director	February 2, 2022
Nina Richardson

/s/ Sumit Sadana	Director	February 2, 2022
Sumit Sadana

/s/ William P. Wood	Director	February 2, 2022
William P. Wood

/s/ Christy Wyatt	Director	February 2, 2022
Christy Wyatt

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of January 1, 2022 and January 2, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 2, 2022 expressed an unqualified opinion thereon.

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

Recognition of Variable Consideration
Description of the Matter

At January 1, 2022 the Company’s revenue returns liability, which is included in the deferred revenues and returns liability in the consolidated balance sheet, was $13.8 million. As discussed in Note 2 of the consolidated financial statements, when recording revenue for its contracts with customers the Company estimates variable consideration at the most likely amount to which it expects to be entitled. Variable consideration that does not meet revenue recognition criteria is deferred and a revenue returns liability is recorded. The variable consideration estimate considers both the likelihood of a return and the amount of potential price concession.

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

To test the variable consideration recognized as revenue and the revenue returns liability, we performed audit procedures that included, among others, an evaluation of the Company’s methodology and significant assumptions and estimates, and tested the completeness and accuracy of the historical data utilized in the estimates. In our assessment of the methodology, we considered changes in the business, changes to specific distributor contracts, and evaluated significant assumptions used by management by comparison to current trends and recent transactions. We also evaluated the accuracy of management’s assumed product returns and expected price concessions from prior periods by comparing to subsequent actual activity.

Accounting for Discontinued Operations
Description of the Matter

As discussed in Note 3 of the consolidated financial statements, on July 26, 2021, the Company completed the sale of its Infrastructure and Automotive (“I&A”) business to Skyworks Solutions, Inc. for $2.75 billion in cash. In connection with the sale, the Company recognized a pre-tax gain of $2.4 billion in discontinued operations. As a result of the discontinued operations classification, the comparative period consolidated financial statements for fiscal years 2020 and 2019 have been recast to reclassify balance sheet, income statement and cash flow amounts related to the infrastructure and automotive business as discontinued operations.

Auditing the Company’s discontinued operations was complex due to judgments made by management to calculate the gain on sale, including allocating goodwill between the I&A and Internet of Things (IoT) business lines as well as the non-routine process used by management to compile historical financial data for the I&A business, which involved certain judgments in allocating expenses to the discontinued operations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the discontinued operations. For example, we tested controls over management’s treatment of the sale and calculation of the gain on sale, which included management’s review of the methodologies and assumptions used in the gain on sale calculation as well as controls over the disclosure of discontinued operations, including recasting prior period comparative financial statements.

Our audit procedures included, among others, testing the accuracy of the gain on sale calculation and evaluating the adequacy of the company’s disclosures related to discontinued operations. For example, we evaluated the appropriateness of the company’s application of the criteria for reporting of discontinued operations by inspecting management’s supporting documentation, reading of board of director meeting minutes and other entity information, and evaluating for contrary evidence based on our understanding of the business. To test the gain recognized in discontinued operations, we performed audit procedures that included testing the existence and valuation of cash proceeds; inspecting the related sale agreement to obtain an understanding of the assets and liabilities included in the scope of the sales transaction and testing the completeness and accuracy of the assets and liabilities included in the gain calculation on a sample basis by comparing amounts to the Company’s accounting records and testing the tax effects of the sale. To test the allocation of goodwill between the I&A and IoT business lines, we involved our valuation specialists to evaluate the reasonableness of the Company’s valuation methodology and significant assumptions used to allocate goodwill. For example, we compared the significant assumptions used by the Company to current market and economic trends, to the assumptions used to value similar assets in other relevant divestitures, and to the historical results of the Company. We performed procedures to audit the presentation of discontinued operations in the financial statements, including testing the recast prior period financial statements and assessing the reasonableness of key judgments applied by management in allocating expenses to the discontinued operations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996.
Austin, Texas
February 2, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Silicon Laboratories Inc.’s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silicon Laboratories Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Silicon Laboratories Inc. as of January 1, 2022 and January 2, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and our report dated February 2, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Austin, Texas
February 2, 2022

Silicon Laboratories Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	January 1,	January 2,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,074,623	$202,720
Short-term investments	964,582	521,963
Accounts receivable, net	98,313	95,169
Inventories	49,307	47,861
Prepaid expenses and other current assets	51,748	87,103
Current assets of discontinued operations	—	21,005
Total current assets	2,238,573	975,821
Property and equipment, net	146,516	135,803
Goodwill	376,389	376,389
Other intangible assets, net	118,978	163,483
Other assets, net	77,839	76,675
Non-current assets of discontinued operations	—	265,316
Total assets	$2,958,295	$1,993,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,327	$54,949
Current portion of convertible debt, net	450,599	134,480
Deferred revenue and returns liability	13,849	12,986
Other current liabilities	157,052	81,650
Current liabilities of discontinued operations	—	433
Total current liabilities	668,827	284,498
Convertible debt, net	—	428,945
Other non-current liabilities	77,044	79,752
Non-current liabilities of discontinued operations	—	451
Total liabilities	745,871	793,646
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 38,481 and 43,925 shares issued and outstanding at January 1, 2022 and January 2, 2021, respectively	4	4
Additional paid-in capital	—	204,359
Retained earnings	2,214,839	993,664
Accumulated other comprehensive income (loss)	(2,419)	1,814
Total stockholders’ equity	2,212,424	1,199,841
Total liabilities and stockholders’ equity	$2,958,295	$1,993,487

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Revenues	$720,860	$510,928	$473,785
Cost of revenues	295,468	216,083	193,571
Gross profit	425,392	294,845	280,214
Operating expenses:
Research and development	273,208	235,185	205,690
Selling, general and administrative	185,022	166,748	163,167
Operating expenses	458,230	401,933	368,857
Operating loss	(32,838)	(107,088)	(88,643)
Other income (expense):
Interest income and other, net	5,696	9,027	12,865
Interest expense	(31,033)	(34,142)	(20,233)
Loss from continuing operations before income taxes	(58,175)	(132,203)	(96,011)
Provision (benefit) for income taxes	13,427	(14,602)	6,984
Equity-method earnings	13,728	2,116	320
Loss from continuing operations	(57,874)	(115,485)	(102,675)
Income from discontinued operations, net of income taxes	2,175,273	128,016	121,940

Net income	$2,117,399	$12,531	$19,265

Basic earnings (loss) per share:
Continuing operations	$(1.35)	$(2.64)	$(2.37)
Net income	$49.44	$0.29	$0.44

Diluted earnings (loss) per share:
Continuing operations	$(1.35)	$(2.64)	$(2.37)
Net income	$47.78	$0.28	$0.43

Weighted-average common shares outstanding:
Basic	42,830	43,775	43,346
Diluted	44,315	44,372	44,290

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Net income	$2,117,399	$12,531	$19,265
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	(4,338)	1,131	2,564
Reclassification for gains included in net income	(335)	(510)	(218)

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(598)	33	(321)
Reclassification for (gains) losses included in net income	(87)	825	784
Other comprehensive income (loss), before tax	(5,358)	1,479	2,809

Provision (benefit) for income taxes	(1,125)	311	589

Other comprehensive income (loss)	(4,233)	1,168	2,220

Comprehensive income	$2,113,166	$13,699	$21,485

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity

Balance as of December 29, 2018	43,088	$4	$107,517	$961,343	$(1,574)	$1,067,290

Net income	—	—	—	19,265	—	19,265
Other comprehensive income	—	—	—	—	2,220	2,220
Stock issuances, net of shares withheld for taxes	709	—	(1,799)	—	—	(1,799)
Repurchases of common stock	(301)	—	(26,716)	—	—	(26,716)
Stock-based compensation	—	—	54,791	—	—	54,791
Balance as of December 28, 2019	43,496	4	133,793	980,608	646	1,115,051

Cumulative effect of adoption of accounting standard	—	—	—	525	—	525
Net income	—	—	—	12,531	—	12,531
Other comprehensive income	—	—	—	—	1,168	1,168
Stock issuances, net of shares withheld for taxes	639	—	(3,109)	—	—	(3,109)
Repurchases of common stock	(210)	—	(16,287)	—	—	(16,287)
Stock-based compensation	—	—	60,065	—	—	60,065
Convertible debt activity	—	—	29,897	—	—	29,897
Balance as of January 2, 2021	43,925	4	204,359	993,664	1,814	1,199,841
Net income	—	—	—	2,117,399	—	2,117,399
Other comprehensive loss	—	—	—	—	(4,233)	(4,233)
Stock issuances, net of shares withheld for taxes	548	—	(8,056)	—	—	(8,056)
Repurchases of common stock	(6,520)	—	(253,820)	(896,224)	—	(1,150,044)
Stock-based compensation	—	—	58,264	—	—	58,264
Convertible debt activity	528	—	(747)	—	—	(747)
Balance as of January 1, 2022	38,481	$4	$—	$2,214,839	$(2,419)	$2,212,424

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Operating Activities
Net income	$2,117,399	$12,531	$19,265
Adjustments to reconcile net income to cash provided by (used in) operating activities of continuing operations:
Income from discontinued operations, net of income taxes	(2,175,273)	(128,016)	(121,940)
Depreciation of property and equipment	18,051	16,267	15,193
Amortization of other intangible assets	44,505	42,569	37,734
Amortization of debt discount and debt issuance costs	22,767	21,433	13,485
Loss on extinguishment of convertible debt	3,370	4,060	—
Stock-based compensation expense	56,842	49,454	44,334
Equity-method earnings	(13,728)	(2,116)	(320)
Deferred income taxes	(3,414)	(6,533)	23,048
Changes in operating assets and liabilities:
Accounts receivable	(3,144)	(17,612)	(2,401)
Inventories	(1,510)	9,148	(4,203)
Prepaid expenses and other assets	44,664	(50,664)	6,970
Accounts payable	(7,704)	15,263	7,830
Other current liabilities and income taxes	2,109	3,215	(6,867)
Deferred revenue and returns liability	863	(6,694)	(3,243)
Other non-current liabilities	(14,599)	28,856	(6,708)
Net cash provided by (used in) operating activities of continuing operations	91,198	(8,839)	22,177

Investing Activities
Purchases of marketable securities	(1,541,971)	(519,567)	(424,524)
Sales and maturities of marketable securities	1,095,041	497,357	344,937
Purchases of property and equipment	(28,577)	(18,088)	(15,300)
Purchases of other assets	(1,158)	(1,210)	(7,926)
Acquisitions of businesses, net of cash acquired	—	(316,809)	—
Net cash used in investing activities of continuing operations	(476,665)	(358,317)	(102,813)

Financing Activities
Proceeds from issuance of debt	—	845,000	—
Payments on debt	(140,572)	(624,737)	(1,132)
Repurchases of common stock	(1,150,044)	(16,287)	(26,716)
Payment of taxes withheld for vested stock awards	(22,239)	(18,124)	(16,295)
Proceeds from the issuance of common stock	14,183	15,015	14,496
Net cash provided by (used in) financing activities of continuing operations	(1,298,672)	200,867	(29,647)

Discontinued Operations
Operating activities	(191,642)	144,557	144,345
Investing activities	2,747,684	(2,694)	(3,959)
Net cash provided by discontinued operations	2,556,042	141,863	140,386

Increase (decrease) in cash and cash equivalents	871,903	(24,426)	30,103
Cash and cash equivalents at beginning of period	202,720	227,146	197,043
Cash and cash equivalents at end of period	$1,074,623	$202,720	$227,146

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,010	$8,662	$6,367
Income taxes paid	$266,277	$7,217	$10,291

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements

January 1, 2022

1. Description of Business

Silicon Laboratories Inc. (the “Company”), a Delaware corporation, is a leader in secure, intelligent wireless technology for a more connected world. Our integrated hardware and software platform, intuitive development tools, industry leading ecosystem and robust support enable customers in building advanced industrial, commercial, home and life applications. The Company provides analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the Internet of Things (IoT) including connected home and security, industrial automation and control, smart metering, smart lighting, commercial building automation, consumer electronics, asset tracking and medical instrumentation. Within the semiconductor industry, the Company is known as a “fabless” company meaning that the integrated circuits (ICs) incorporated in its products are manufactured by third-party foundry semiconductor companies.

On April 22, 2021, the Company entered into an Asset Purchase Agreement pursuant to which Skyworks Solutions, Inc. agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising the Company’s infrastructure and automotive business for $2.75 billion in cash. The transaction closed on July 26, 2021. The financial results of the infrastructure and automotive business have been presented as discontinued operations in the Consolidated Financial Statements because the sale represented a strategic shift for the Company. Prior period financial statements have been reclassified to reflect these changes for all periods presented. See Note 3, Discontinued Operations, for additional information. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to the Company’s continuing operations and does not include the results of discontinued operations.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2021 had 52 weeks. Fiscal 2020 had 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2019 had 52 weeks. Fiscal 2021, 2020 and 2019 ended on January 1, 2022, January 2, 2021 and December 28, 2019, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions

The Company’s foreign subsidiaries are considered to be extensions of the U.S. Company. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in interest income and other, net in the Consolidated Statements of Income.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, goodwill, acquired intangible assets, other long-lived assets, revenue recognition, stock-based compensation and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements.

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

Level 2 - Inputs other than Level 1 that are directly or indirectly observable, such as quoted prices for similar assets or liabilities and quoted prices in less active markets.

Level 3 - Inputs are unobservable for the asset or liability and are developed based on the best information available in the circumstances, which might include the Company’s own data.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

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

In addition, the Company has made equity investments in non-publicly traded companies. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company’s proportionate share of income or loss is recorded in equity-method earning in the Consolidated Statements of Income. The Company has elected to use the measurement alternative under ASU 2019-04 to value non-marketable equity investments that do not have readily determinable fair values. Under the alternative, these non-marketable equity investments are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes of the same or similar securities in observable transactions. The Company periodically reviews its equity investments for declines in fair value based on the specific identification method and writes down investments to their estimated fair values when it determines that a decline has occurred.

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

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

Business Combinations

The Company records business combinations using the acquisition method of accounting and, accordingly, allocates the fair value of acquisition consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair value of the assets acquired and liabilities assumed is recorded as goodwill. The results of operations of the businesses acquired are included in the Company’s consolidated results of operations beginning on the date of the acquisition.

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

2. Significant Accounting Policies (Continued)

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

Stock-Based Compensation

The Company has stock-based compensation plans, which are more fully described in Note 16, Stock-Based Compensation. The Company accounts for those plans using a fair-value method and recognizes the expense in its Consolidated Statement of Income.

Research and Development

Research and development costs are expensed as incurred. Research and development expense consists primarily of personnel-related expenses, including stock-based compensation, as well as new product masks, external consulting and services costs, equipment tooling, equipment depreciation, amortization of intangible assets, and an allocated portion of our occupancy costs. Assets purchased to support the Company’s ongoing research and development activities are capitalized when related to products which have achieved technological feasibility or have an alternative future use, and are amortized over their estimated useful lives.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

2. Significant Accounting Policies (Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expenses were not material for any of the periods presented.

Income Taxes

The Company accounts for income taxes using the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax laws and related rates that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s Consolidated Balance Sheets. The Company then assesses the likelihood that the deferred tax assets will be realized. A valuation allowance is established against deferred tax assets to the extent the Company believes that it is more likely than not that the deferred tax assets will not be realized, taking into consideration the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

Uncertain tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements and the tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon final settlement. See Note 18, Income Taxes, for additional information.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for certain convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity and requires the use of the if-converted method for calculating diluted earnings per share. The ASU removes separation models for convertible debt with a cash conversion feature. Such convertible instruments will be accounted for as a single liability measured at amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company will elect the modified retrospective transition method to account for the impact of the adoption with a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. The Company expects the primary impacts of this new standard will be to increase the carrying value of its convertible debt by approximately $78.5 million, with an offsetting reduction in stockholders’ equity, and reduce its reported interest expense. In addition, should the Company be required to use the if-converted method for calculating diluted earnings per share, the number of shares used in such calculation could potentially increase. On January 2, 2022, the Company irrevocably elected cash settlement for the principal amount of its convertible senior notes. The Company intends to settle any excess value in shares in the event of a conversion.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

3. Discontinued Operations

On April 22, 2021, the Company entered into an Asset Purchase Agreement pursuant to which Skyworks Solutions, Inc. agreed to acquire certain assets, rights, and properties, and assume certain liabilities, comprising the Company’s infrastructure and automotive business for $2.75 billion in cash. The Company believes the sale accelerates its IoT market leadership and growth, making it a pure-play leader of intelligent, wireless connectivity for the IoT. The transaction closed on July 26, 2021. The financial results of the infrastructure and automotive business, which are readily distinguishable from other components of the Company, have been presented as discontinued operations in the Consolidated Financial Statements because the sale represented a strategic shift for the Company.

The following table presents the financial results of the infrastructure and automotive business (the “discontinued operations”) in the Company’s Consolidated Statements of Income (In thousands, except per share data):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Revenues	$233,918	$375,749	$363,770
Costs of revenues	95,457	143,068	133,700
Operating expenses	46,643	87,293	84,730
Operating income from discontinued operations	91,818	145,388	145,340
Gain on sale of discontinued operations	2,423,161	—	—
Income from discontinued operations before income taxes	2,514,979	145,388	145,340
Provision for income taxes	339,706	17,372	23,400
Income from discontinued operations	$2,175,273	$128,016	$121,940

Income from discontinued operations per share:
Basic	$50.79	$2.92	$2.81
Diluted	$49.09	$2.89	$2.75

The following table summarizes the assets and liabilities of the discontinued operations (in thousands):

January 2,
2021
Assets
Inventories	$18,801
Prepaid expenses and other current assets	2,204
Goodwill	255,543
Other assets	9,773
Total assets	$286,321

Liabilities
Other current liabilities	$433
Other non-current liabilities	451
Total liabilities	$884

Continuing Involvement

In connection with the closing of the sale, the Company entered into certain ancillary agreements with Skyworks, including a Transition Services Agreement ("TSA"). Through the TSA, the Company has subleased certain premises to Skyworks and will provide or provides various temporary support services for three to eighteen months, depending on the service provided. Although the services provided under the TSA will generate continuing cash flows between the Company and Skyworks for the duration of the TSA, the amounts are not expected to be material to the ongoing operations of either entity. In addition, the Company has no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of Skyworks. The TSA fees were approximately $4.2 million for fiscal 2021.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Loss from continuing operations	$(57,874)	$(115,485)	$(102,675)

Shares used in computing basic loss per share	42,830	43,775	43,346

Effect of dilutive securities:
Stock-based awards and convertible debt	—	—	—
Shares used in computing diluted loss per share	42,830	43,775	43,346

Loss per share:
Basic	$(1.35)	$(2.64)	$(2.37)
Diluted	$(1.35)	$(2.64)	$(2.37)

Diluted shares for fiscal 2021, 2020 and 2019 excluded 1.5 million, 0.6 million and 0.9 million shares, respectively, due to the Company’s loss from continuing operations for the periods.

The Company intends to settle the principal amount of its convertible senior notes in cash and any excess value in shares in the event of a conversion. Accordingly, shares issuable upon conversion of the principal amount using the treasury stock method have been excluded from the calculation of diluted earnings per share. If the market value of the notes under certain prescribed conditions exceeds the conversion amount, the excess is included in the denominator for the computation of diluted earnings per share using the treasury stock method. For fiscal 2021, 2020 and 2019 approximately 1.0 million shares, 0.2 million shares and 0.4 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share from net income. See Note 11, Debt, to the Consolidated Financial Statements for additional information.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

5. Fair Value of Financial Instruments

The following summarizes the valuation of the Company’s financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements
	at January 1, 2022 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$845,740	$—	$—	$845,740
Corporate debt securities	—	3,552	—	3,552
Government debt securities	—	2,950	—	2,950
Total cash equivalents	$845,740	$6,502	$—	$852,242

Short-term investments:
Government debt securities	$71,509	$119,612	$—	$191,121
Corporate debt securities	—	773,461	—	773,461
Total short-term investments	$71,509	$893,073	$—	$964,582

Other assets, net:
Auction rate securities	$—	$—	$4,980	$4,980
Total	$—	$—	$4,980	$4,980

Total	$917,249	$899,575	$4,980	$1,821,804

	Fair Value Measurements
	at January 2, 2021 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$75,606	$—	$—	$75,606
Corporate debt securities	—	14,995	—	14,995
Government debt securities	2,355	2,564	—	4,919
Total cash equivalents	$77,961	$17,559	$—	$95,520

Short-term investments:
Government debt securities	$38,461	$104,112	$—	$142,573
Corporate debt securities	—	379,390	—	379,390
Total short-term investments	$38,461	$483,502	$—	$521,963

Other assets, net:
Auction rate securities	$—	$—	$5,340	$5,340
Total	$—	$—	$5,340	$5,340

Total	$116,422	$501,061	$5,340	$622,823

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

5. Fair Value of Financial Instruments (Continued)

Valuation methodology

The Company’s cash equivalents and short-term investments that are classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; quoted prices in less active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Investments classified as Level 3 are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company’s inability to liquidate the securities. The Company’s derivative instruments are valued using discounted cash flow models. The assumptions used in preparing the valuation models include foreign exchange rates, forward and spot prices for currencies and market observable data of similar instruments.

Contractual maturities of investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at January 1, 2022 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$578,734	$578,666
Due after one year through ten years	394,391	392,417
Due after ten years	6,000	4,980
	$979,125	$976,063

Available-for-sale investments

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of January 1, 2022	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$126,957	$(750)	$—	$—	$126,957	$(750)
Corporate debt securities	418,917	(1,451)	326	(1)	419,243	(1,452)
Auction rate securities	—	—	4,980	(1,020)	4,980	(1,020)
	$545,874	$(2,201)	$5,306	$(1,021)	$551,180	$(3,222)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of January 2, 2021	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$10,146	$(5)	$—	$—	$10,146	$(5)
Corporate debt securities	51,909	(74)	—	—	51,909	(74)
Auction rate securities	—	—	5,340	(660)	5,340	(660)
	$62,055	$(79)	$5,340	$(660)	$67,395	$(739)

The gross unrealized losses as of January 1, 2022 and January 2, 2021 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

5. Fair Value of Financial Instruments (Continued)

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of January 1, 2022, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At January 1, 2022 and January 2, 2021, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
January 1, 2022
(000s)	Valuation Technique	Unobservable Input	Weighted Average
$4,980	Discounted cash flow	Estimated yield	1.07%

		Expected holding period	10 years

		Estimated discount rate	2.45%

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

The following summarizes the activity in Level 3 financial instruments for the years ended January 1, 2022 and January 2, 2021 (in thousands):

Assets

	Year Ended
	January 1,	January 2,
Auction Rate Securities	2022	2021
Beginning balance	$5,340	$5,647
Losses included in other comprehensive income (loss)	(360)	(307)
Ending balance	$4,980	$5,340

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of January 1, 2022 and January 2, 2021, the fair value of the 0.625% convertible senior notes due in 2025 was $944.3 million and $671.4 million, respectively.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

6. Derivative Financial Instruments

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

As of January 1, 2022, the Company held one foreign currency forward contract denominated in Singapore Dollars with a notional value of $3.7 million, and two foreign currency forward contracts denominated in Indian Rupees with an aggregate notional value of $7.4 million and one foreign currency forward contract denominated in the Hungarian Forint with a notional value of $2.1 million. The fair value of foreign contracts and contract losses recognized in income were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

7. Supplemental Information

The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Inventories

	January 1,	January 2,
	2022	2021
Work in progress	$36,078	$41,747
Finished goods	13,229	6,114
	$49,307	$47,861

Prepaid Expenses and Other Current Assets

	January 1,	January 2,
	2022	2021
Distributor advances	$13,397	$51,190
Other	38,351	35,913
	$51,748	$87,103

Property and Equipment

	January 1,	January 2,
	2022	2021
Buildings and improvements	$122,163	$118,331
Equipment	48,876	39,378
Computers and purchased software	48,519	46,174
Leasehold interest in ground leases	23,840	23,840
Leasehold improvements	13,427	8,684
Furniture and fixtures	10,794	8,621
	267,619	245,028
Accumulated depreciation	(121,103)	(109,225)
	$146,516	$135,803

Other Assets, net

	January 1,	January 2,
	2022	2021
Equity-method investment*	$24,078	$10,057
Other	53,761	66,618
	$77,839	$76,675

*The Company holds an 8% equity interest in China Walden Venture Investments III, a limited partnership.

Other Current Liabilities

	January 1,	January 2,
	2022	2021
Accrued compensation and benefits	$42,008	$46,633
Income taxes payable	73,771	5,797
Other	41,273	29,220
	$157,052	$81,650

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

8. Risks and Uncertainties

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable, notes receivable and derivatives. The Company places its cash equivalents and investments primarily in municipal bonds, money market funds, corporate bonds, certificates of deposit, U.S. Treasury bills, U.S. government securities, agency securities, asset-back securities, commercial paper and auction-rate securities. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company’s customers that accounted for greater than 10% of accounts receivable consisted of the following distributors:

	January 1,	January 2,
	2022	2021
Arrow Electronics	28%	28%
Edom Technology	18%	21%

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

Distributor Advances

On sales to distributors, the Company’s payment terms often require the distributor to initially pay amounts owed to the Company for an amount in excess of their ultimate cost. The Company’s sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions after purchasing the product from the Company and such reductions are often significant. These negotiated price discounts are not granted until the distributor sells the product to the end customer, which may occur after the distributor has paid the original invoice amount to the Company. Payment of invoices prior to receiving an associated discount can have an adverse impact on the working capital of the Company’s distributors. Accordingly, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor’s working capital requirements. The advance amounts are based on the distributor’s inventory balance, and are adjusted quarterly. Such amounts are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by the Company at any time.

Suppliers

A significant portion of the Company’s products are fabricated by Taiwan Semiconductor Manufacturing Co. (TSMC) or Semiconductor Manufacturing International Corporation (SMIC). The inability of TSMC or SMIC to deliver wafers to the Company on a timely basis could impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

8. Risks and Uncertainties (Continued)

Customers

The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company’s end customers accounted for greater than 10% of revenue during fiscal 2021, 2020 or 2019. The Company’s distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Arrow Electronics	28%	28%	26%
Edom Technology	18%	19%	18%
Sekorm	12%	14%	10%

9. Acquisition

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

January 1, 2022

10. Goodwill and Other Intangible Assets

Goodwill

The following summarizes the activity in goodwill for the years ended January 1, 2022 and January 2, 2021 (in thousands):

	Year Ended
	January 1,	January 2,
	2022	2021
Beginning balance	$376,389	$237,294
Additions due to business combinations	—	139,095
Ending balance	$376,389	$376,389

Other Intangible Assets

The gross carrying amount and accumulated amortization of other intangible assets are as follows (in thousands):

	Weighted-Average
	Amortization	January 1, 2022		January 2, 2021
	Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Subject to amortization:
Developed technology	8	$238,092	$(124,337)	$243,739	$(109,417)
Customer relationships	4	27,450	(24,958)	41,270	(30,321)
Trademarks	5	11,471	(8,740)	12,771	(6,312)
	7	277,013	(158,035)	297,780	(146,050)

Not subject to amortization:
In-process research and development	Not amortized	—	—	11,753	—

Total intangible assets		$277,013	$(158,035)	$309,533	$(146,050)

Gross intangible assets decreased $32.5 million in fiscal 2021 due to the removal of fully amortized assets.

The following table presents details of intangible asset amortization expense recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Research and development	$32,319	$31,351	$27,858
Selling, general and administrative	12,186	11,218	9,876
	$44,505	$42,569	$37,734

The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2022	$34,071
2023	25,374
2024	23,034
2025	13,369
2026	9,178

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

11. Debt

0.625% Convertible Senior Notes

On June 1, 2020, the Company completed a private offering of $535 million principal amount convertible senior notes (the “2025 Notes”). The 2025 Notes bear interest semi-annually at a rate of 0.625% per year and mature on June 15, 2025.

The 2025 Notes are convertible at a conversion rate of 8.1980 shares of common stock per $1,000 principal amount of the 2025 Notes, or approximately 4.4 million shares of common stock, which is equivalent to a conversion price of approximately $121.98 per share. The conversion rate is subject to adjustment under certain circumstances, such as the repurchases of common stock under a “modified Dutch Auction” tender offer completed during fiscal 2021. Holders may convert the 2025 Notes under the following circumstances: during any calendar quarter after the calendar quarter ended on September 30, 2020 if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to $159.51 per share, representing 130% of the conversion price of the 2025 Notes (“the Sales Price Trigger”); during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the Notes are called for redemption; or at any time after March 15, 2025. The Company may redeem all or any portion of the 2025 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. Upon conversion, the 2025 Notes may be settled in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election.

The Sales Price Trigger condition was met on January 1, 2022, and as a result, holders may convert their 2025 Notes at any time during the quarter ending March 31, 2022. Accordingly, the net carrying amount of the 2025 Notes was reclassified into current liabilities. On January 2, 2022, the Company irrevocably elected cash settlement for the principal amount of the 2025 Notes. The Company intends to settle any excess value in shares in the event of a conversion.

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

On January 6, 2021, the Company issued a notice of redemption for the remaining $140.6 million principal amount of the 2022 Notes. Prior to the redemption, the Company received conversion notices representing $130.4 million principal amount of the notes. The Company paid $130.4 million in cash and issued 528,022 shares of common stock for the conversions. Notes representing $10.2 million principal amount were redeemed at par, plus accrued interest. All note conversions and redemptions were completed by March 22, 2021. The Company recognized a loss on debt extinguishment of $3.4 million during fiscal 2021, which was recorded in interest expense in the Consolidated Statements of Income.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

11. Debt (Continued)

Convertible Debt, Net

The principal balances of the 2025 Notes and 2022 Notes (together, the "Notes") were separated into liability and equity components, and recorded initially at fair value. The excess of the principal amounts of the liability components over their carrying amounts represent the debt discount, which are amortized to interest expense over the term of the Notes using the effective interest method. The carrying amounts of the liability components was estimated by discounting the contractual cash flows of similar non-convertible debt at an appropriate market rate at the date of issuance.

The carrying amount of the Notes consisted of the following (in thousands):

	January 1,	January 2,
	2022	2021
Liability component
Principal	$535,000	$675,567
Unamortized debt discount	(78,519)	(103,953)
Unamortized debt issuance costs	(5,882)	(8,189)
Net carrying amount	$450,599	$563,425

Equity component
Net carrying amount	$107,928	$108,438

The liability components of the Notes are recorded in convertible debt on the Consolidated Balance Sheet. The equity components of the Notes are recorded in stockholders’ equity. The effective interest rate for the liability component was 5.336% for the 2025 Notes and 4.75% for the 2022 Notes. As of January 1, 2022, the remaining period over which the debt discount and debt issuance costs will be amortized was 3.5 years for the 2025 Notes. With the Company’s adoption of ASU 2020-06 in fiscal 2022, the principal balance of the 2025 Notes will no longer be separated between liability and equity components. This will result in an increase to the carrying value of its convertible debt by $78.5 million, representing the unamortized debt discount, with an offsetting reduction in stockholders’ equity.

Interest expense related to the notes was comprised of the following (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Contractual interest expense	$3,662	$5,530	$5,485
Amortization of debt discount	21,112	19,375	11,717
Amortization of debt issuance costs	1,655	2,058	1,768
	$26,429	$26,963	$18,970

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

11. Debt (Continued)

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of January 1, 2022, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of January 1, 2022, no amounts were outstanding on the credit facility.

12. Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2030. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Lease costs for operating leases were $7.4 million, $5.6 million and $5.8 million during fiscal 2021, 2020 and 2019, respectively.

Supplemental Lease Information

	January 1,	January 2,
Balance Sheet Information (in thousands)	2022	2021
Operating lease right-of-use assets	$27,896	$27,392
Operating lease liabilities	$29,171	$29,017

	Year Ended
	January 1,	January 2,
Cash Flow Information (in thousands)	2022	2021
Cash paid for operating lease liabilities	$7,138	$5,541
Right-of-use assets obtained in exchange for operating lease obligations	$6,335	$16,711

	January 1,	January 2,
Operating Lease Information	2022	2021
Weighted-average remaining lease term	5.9 years	6.4 years
Weighted-average discount rate	3.83%	4.24%

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

12. Leases (Continued)

The maturities of operating lease liabilities as of January 1, 2022 were as follows (in thousands):

Fiscal Year
2022	$7,136
2023	6,207
2024	5,188
2025	3,786
2026	2,623
Thereafter	7,403
Total lease payments	32,343
Less imputed interest	(3,172)
Total lease liabilities	$29,171

Lease income

The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $4.9 million, $3.2 million and $4.0 million during fiscal 2021, 2020 and 2019, respectively.

13. Commitments and Contingencies

Legal Proceedings

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

14. Share Repurchases

The Company repurchased 6.5 million shares, 0.2 million shares and 0.3 million shares of its common stock for $1.15 billion, $16.3 million and $26.7 million during fiscal 2021, 2020 and 2019, respectively. Shares repurchased in fiscal 2021 included purchases of 4.0 million shares through a “modified Dutch Auction” tender offer, 1.7 million shares through an accelerated share repurchase (“ASR”) agreement and 0.8 million shares through the Company’s existing share repurchase program. The tender offer commenced on August 3, 2021 and expired on August 30, 2021. Shares repurchased through the tender offer were priced at $160.00 per share, for an aggregate cost of $640.7 million, excluding fees and expenses relating to the tender offer. Under the ASR Agreement, the Company will repurchase an aggregate of $400 million of its common stock. In fiscal 2021, the Company received an aggregate initial share delivery of approximately 1.7 million shares, with the remaining shares, if any, expected to be delivered in the first fiscal quarter of 2022. Shares purchased through the tender offer, ASR agreement and share repurchase program were effectively retired upon repurchase.

15. Revenues

Revenues were generated predominately by sales of the Company’s mixed-signal products. Revenue is recognized when control of the promised goods or services is transferred to the customer, which typically occurs upon delivery. The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Variable consideration that does not meet revenue recognition criteria is deferred.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

15. Revenues (Continued)

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company recognized revenue of $12.4 million, $11.5 million and $10.3 million during fiscal 2021, 2020 and 2019, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Distributors	$584,010	$416,606	$361,645
Direct customers	136,850	94,322	112,140
	$720,860	$510,928	$473,785

16. Stock-Based Compensation

Information in this footnote is inclusive of both continuing and discontinued operations, except as noted.

In fiscal 2009, the stockholders of the Company approved the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 Purchase Plan”). In fiscal 2017 and fiscal 2021, the stockholders of the Company approved amendments to both the 2009 Plan and the 2009 Purchase Plan. The purpose of the amendments was to authorize additional shares of common stock for issuance, to comply with changes in applicable law, to improve the Company’s corporate governance and to implement other best practices.

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

Stock Grants and Modifications

The Company granted to its employees 0.6 million, 0.7 million and 0.7 million shares of full value awards and no stock options from the 2009 Plan during fiscal 2021, 2020 and 2019, respectively.

The Company recorded $7.8 million in selling, general and administrative expense during fiscal 2021 in connection with the modification of certain equity awards. The modifications were pursuant to employee terminations. There were no other significant modifications made to any stock grants during fiscal 2021, 2020 or 2019.

Included in the full value awards granted under the 2009 Plan in fiscal 2021 were 116,809 performance-based stock awards (PSUs). PSUs provide for the rights to acquire a number of shares of common stock for no cash consideration based upon the achievement of specified revenue objectives during the year. The requisite service period for these PSUs is approximately three years from the date of grant. There were no performance stock units (PSUs) granted during fiscal 2020 or 2019.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

16. Stock-Based Compensation (Continued)

Included in the full value awards granted under the 2009 Plan in fiscal 2020 and 2019 were a total of 82,000 and 93,000 market-based stock awards, respectively. The awards, also known as market stock units (MSUs), provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite service period for these MSUs is also the vesting period, which is generally three years. MSUs granted in 2020 and 2019 measure the relative performance of the total stockholders’ return of the Company against that of a selected benchmarked group of companies. There were no MSUs granted in fiscal 2021.

2009 Employee Stock Purchase Plan

The rights to purchase common stock granted under the 2009 Purchase Plan are intended to be treated as either (i) purchase rights granted under an “employee stock purchase plan,” as that term is defined in Section 423(b) of the Internal Revenue Code (the “423(b) Plan”), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the “Non-423(b) Plan”). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of the Company’s common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During fiscal 2021, 2020 and 2019, the Company issued 146,000, 177,000 and 208,000 shares, respectively, under the 2009 Purchase Plan to its employees. The weighted-average fair value for purchase rights granted in fiscal 2021 under the 2009 Purchase Plan was $41.59 per share.

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

The fair values of stock options and RSUs are amortized as compensation expense on a straight-line basis over the vesting period of the grants. The fair values of RSAs are fully expensed in the period of grant when shares are immediately issued with no vesting restrictions. The fair values of MSUs are amortized as compensation expense on a straight-line basis over the performance and service periods of the grants. The fair values of PSUs are amortized as compensation expense on a straight-line basis over the performance period when the performance is probable of achievement, and over the remaining service periods thereafter. Compensation expense recognized is shown in the operating activities section of the Consolidated Statements of Cash Flows.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

16. Stock-Based Compensation (Continued)

The fair values estimated from the Black-Scholes option-pricing model for ESPP shares granted were calculated using the following assumptions:

	Year Ended
	January 1,	January 2,	December 28,
Employee Stock Purchase Plan	2022	2021	2019
Expected volatility	42%	67%	37%
Risk-free interest rate %	0.05%	0.15%	1.6%
Expected term (in months)	9	9	9
Dividend yield	—	—	—

The fair values estimated from the Monte Carlo simulation for MSUs were calculated using the following assumptions:

	Year Ended
	January 2,	December 28,
MSUs	2021	2019
Expected volatility	36%	31%
Risk-free interest rate %	1.3%	2.4%
Expected term (in years)	2.9	2.9
Dividend yield	—	—

A summary of stock-based compensation activity with respect to fiscal 2021 follows:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Stock Options	(000s)	Price	(In Years)	(000s)
Outstanding at January 2, 2021	127	$39.16	5.11	$11,232
Outstanding at January 1, 2022	118	$38.80	4.12	$19,825
Vested at January 1, 2022 and expected to vest	118	$38.80	4.12	$19,825
Exercisable at January 1, 2022	118	$38.80	4.12	$19,825

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Grant Date	Vesting Term	Value
RSAs and RSUs	(000s)	Fair Value	(In Years)	(000s)
Outstanding at January 2, 2021	1,106	$97.07
Granted	452	$135.28
Vested or issued	(502)	$95.04
Cancelled or forfeited	(225)	$108.61
Outstanding at January 1, 2022	831	$115.72	1.11	$171,476

Outstanding at January 1, 2022 and expected to vest	770	$115.10	1.11	$159,028

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Grant Date	Vesting Term	Value
PSUs and MSUs	(000s)	Fair Value	(In Years)	(000s)
Outstanding at January 2, 2021	233	$79.80
Granted	117	$145.11
Earned or issued	(37)	$97.19
Cancelled or forfeited	(67)	$89.45
Outstanding at January 1, 2022	246	$105.58	1.44	$50,792

Outstanding at January 1, 2022 and expected to vest	224	$102.01	1.44	$46,297

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

16. Stock-Based Compensation (Continued)

The following summarizes the Company’s weighted average fair value at the date of grant:

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Per grant of RSAs and RSUs	$135.28	$100.27	$89.35
Per grant of PSUs and MSUs	$145.11	$98.58	$85.79

The following summarizes the Company’s stock-based payment and stock option values (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Intrinsic value of stock options exercised	$986	$558	$—
Intrinsic value of RSUs that vested	$76,654	$48,534	$57,693
Grant date fair value of RSUs that vested	$47,726	$37,477	$40,434
Intrinsic value of PSUs and MSUs that vested	$5,231	$8,545	$3,649
Grant date fair value of PSUs and MSUs that vested	$3,562	$6,302	$1,461

The Company received $14.2 million cash for the issuance of common stock, and paid $22.2 million for shares withheld for taxes, during fiscal 2021. The Company issues shares from the shares reserved under its stock plans upon the exercise of stock options, vesting of RSUs, PSUs and MSUs, and purchases through employee stock purchase plans. The Company does not currently expect to repurchase shares from any source to satisfy such obligation.

The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Cost of revenues	$964	$970	$790
Research and development	24,986	23,359	19,996
Selling, general and administrative	30,892	25,125	23,548
	56,842	49,454	44,334
Income tax benefit	(954)	(3,694)	(2,584)
Share-based compensation – continuing operations	55,888	45,760	41,750
Share-based compensation – discontinued operations, net	(2,007)	10,715	10,574
Total	$53,881	$56,475	$52,324

The Company had approximately $74.2 million of total unrecognized compensation cost related to equity grants under the 2009 Plan as of January 1, 2022 that is expected to be recognized over a weighted-average period of approximately 2.4 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

As of January 1, 2022, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2009 Stock Incentive Plan	2,946
2009 Employee Stock Purchase Plan	1,254
Total shares reserved	4,200

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

17. Employee Benefit Plan

The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.5 million, $4.2 million and $3.9 million to the 401(k) Plan during fiscal 2021, 2020 and 2019, respectively.

18. Income Taxes

Loss from continuing operations before income taxes includes the following components (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Domestic	$(29,112)	$(58,104)	$(38,448)
Foreign	(29,063)	(74,099)	(57,563)
	$(58,175)	$(132,203)	$(96,011)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Current:
Domestic	$(12,630)	$(9,740)	$(20,962)
Foreign	9,447	1,656	4,940
Total Current	(3,183)	(8,084)	(16,022)
Deferred:
Domestic	17,873	(4,031)	33,624
Foreign	(1,263)	(2,487)	(10,618)
Total Deferred	16,610	(6,518)	23,006
Provision (benefit) for income taxes	$13,427	$(14,602)	$6,984

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Federal statutory rate	21.0%	21.0%	21.0%
Foreign tax rate benefit	(12.5)	(11.1)	(9.7)
Research and development tax credits	0.1	4.2	5.3
GILTI and Subpart F Income	(1.8)	0.2	0.2
(Nondeductible) nontaxable foreign items	(4.9)	0.1	(2.5)
Nondeductible officer compensation	(7.8)	(1.7)	(2.0)
Change in cost-sharing treatment of stock-based compensation	—	—	(19.2)
Excess tax benefit of stock-based compensation	2.8	0.4	0.8
Other tax effects of equity compensation	0.4	0.1	0.7
Change in prior period valuation allowance	(8.0)	(0.3)	(0.7)
(Nondeductible) nontaxable domestic items	(2.1)	(1.6)	(1.6)
Net operating loss not benefited	(9.5)	—	—
Other	(0.8)	(0.3)	0.4
Effective tax rate	(23.1)%	11.0%	(7.3)%

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

18. Income Taxes (Continued)

The effective tax rate for fiscal 2021 decreased from fiscal 2020 primarily due to the adoption of FASB ASU 2019-12, Simplifying the Accounting for Income Taxes, in 2021 and an increase in the beginning of year valuation allowance on deferred tax assets for state attribute carryforwards. The effective tax rate for fiscal 2020 increased from fiscal 2019 primarily due to a fiscal 2019 change in the Company’s position related to the treatment of stock-based compensation within its intercompany cost-sharing arrangement offset by the increased impact of fiscal 2020 permanent tax differences.

The higher provision for income taxes for fiscal 2021 was primarily due to the adoption of ASU 2019-12 as of the beginning of fiscal 2021. Under ASU 2019-12, which is being applied prospectively from the date of adoption, the income tax benefit of a loss from continuing operations should be reallocated to discontinued operations if the Company would be unable to benefit from the loss without considering the income from discontinued operations. As such, the income tax benefit from net operating losses associated with continuing operations for fiscal 2021 was reallocated to discontinued operations. Prior to ASU 2019-12, if the Company reported a loss from continuing operations and income from discontinued operations, income from discontinued operations would be considered in determining the income tax benefit allocated to continuing operations. Additionally, for fiscal 2021 there was an increase in the beginning of year valuation allowance on deferred tax assets for state attribute carryforwards as a result of changes in state tax estimates, primarily due to the divestiture of the infrastructure and automotive business.

Tax on the gain from the divestiture of the infrastructure and automotive business of $346.9 million was recorded in discontinued operations for the current period, as well as additional tax benefits associated with discontinued operations of $7.2 million for fiscal 2021. As of January 1, 2022, income taxes payable of $74.9 million recorded in connection with the gain from the divestiture was included in other current liabilities in the Consolidated Balance Sheet.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

18. Income Taxes (Continued)

The Tax Cuts and Jobs Act was enacted in the U.S. on December 22, 2017 and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S income tax under U.S. tax law. The Company elected to pay the transition tax over the eight-year period provided in the Act. As of January 1, 2022, the unpaid balance of its transition tax obligation was $21.4 million, which is payable between April 2022 and April 2025. This was recorded as components of other current liabilities and other non-current liabilities in the Consolidated Balance Sheet in the amounts of $2.4 million and $19.0 million, respectively.

The Company has made an accounting policy election to treat global intangible low-taxed income (GILTI) as a period expense when incurred.

Deferred Income Taxes

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of the Company’s deferred taxes as of January 1, 2022 and January 2, 2021 were as follows (in thousands):

	January 1,	January 2,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$5,803	$6,839
Tax credit carryforwards	12,247	22,421
Intangible assets	8,687	9,802
Deferred income on shipments to distributors	4,588	3,099
Leases	6,033	6,335
Accrued liabilities	6,078	6,320
Other	4,180	5,513
	47,616	60,329
Less: Valuation allowance	(9,529)	(5,311)
	38,087	55,018
Deferred tax liabilities:
Intangible assets	14,479	16,758
Fixed assets	8,692	8,473
Leases	5,664	5,999
Debt	16,399	21,674
Unrealized gain on equity method investment	3,342	587
Prepaid expenses and other	6,049	4,332
	54,625	57,823

Net deferred tax assets (liabilities)	$(16,538)	$(2,805)

As of January 1, 2022, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $18.4 million and $1.8 million, respectively. These carryforwards expire in fiscal years 2022 through 2031. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

The Company also had state loss, state tentative minimum tax credit, and state research and development tax credit carryforwards of approximately $30.6 million, $0.5 million, and $11.9 million, respectively. Certain of these carryforwards expire in fiscal years 2025 through 2036, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

18. Income Taxes (Continued)

A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company maintains a valuation allowance with respect to certain deferred tax assets relating to state research and development tax credits, state net operating loss carryforwards and state alternative minimum tax credits. The following table summarizes the activity related to the valuation allowance for deferred tax assets (in thousands):

	Balance at	Additions
	Beginning of	Charged to		Balance at
	Period	Expenses	Deductions	End of Period
Year ended January 1, 2022	$5,311	$5,370	$(1,152)	$9,529

Year ended January 2, 2021	$4,486	$847	$(22)	$5,311

Year ended December 28, 2019	$4,975	$1,044	$(1,533)	$4,486

At the end of fiscal 2021, undistributed earnings of certain of the Company’s foreign subsidiaries of approximately $107.8 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax and state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

Uncertain Tax Positions

The following table summarizes the activity related to gross unrecognized tax benefits (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
Beginning balance	$2,853	$2,276	$2,036
Additions based on tax positions related to current year	830	577	436
Reductions based on tax positions related to prior years	(6)	—	(196)
Ending balance	$3,677	$2,853	$2,276

As of January 1, 2022, January 2, 2021 and December 28, 2019, the Company had gross unrecognized tax benefits, inclusive of interest, of $3.9 million, $3.0 million and $2.4 million, respectively, of which $3.9 million, $2.1 million and $1.9 million, respectively, would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision (benefit) for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 – 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $16.0 million, additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

January 1, 2022

18. Income Taxes (Continued)

The Company believes it is reasonably possible that its gross unrecognized tax benefits will decrease by approximately $0.5 million, inclusive of interest, in the next 12 months due to the lapse of the statute of limitations.

19. Segment Information

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

Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Year Ended
	January 1,	January 2,	December 28,
	2022	2021	2019
United States	$97,471	$59,458	$63,404
China	311,513	232,772	203,468
Rest of world	311,876	218,698	206,913
Total	$720,860	$510,928	$473,785

The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	January 1,	January 2,
	2022	2021
United States	$121,990	$125,310
Rest of world	24,526	10,493
Total	$146,516	$135,803

Supplementary Financial Information (Unaudited)

Quarterly financial information for fiscal 2021 and 2020 is as follows. The financial data for fiscal 2020 and the first quarter of fiscal 2021 has been recast to reflect the sale of the Company’s infrastructure and automotive business as discontinued operations. The sale of this business closed on July 26, 2021. See Note 3, Discontinued Operations, to the Consolidated Financial Statements for additional information. The first quarter of fiscal 2020 had 14 weeks. All other quarterly periods reported here had 13 weeks (in thousands, except per share amounts):

	Fiscal 2021
	Fourth	Third		Second	First
	Quarter	Quarter		Quarter	Quarter
Revenues	$208,680	$184,831		$169,492	$157,857
Gross profit	127,831	109,509		96,298	91,754
Income (loss) from continuing operations	5,513	(19,740)		(18,491)	(25,156)
Net income (loss)	$(3,098)	$2,087,056	(1)	$19,932	$13,509

Basic earnings (loss) per share:
Continuing operations	$0.14	$(0.45)		$(0.41)	$(0.57)
Net income	$(0.08)	$48.11		$0.44	$0.31

Diluted earnings (loss) per share:
Continuing operations	$0.13	$(0.45)		$(0.41)	$(0.57)
Net income	$(0.08)	$46.76		$0.44	$0.29

	Fiscal 2020
	Fourth		Third	Second	First
	Quarter		Quarter	Quarter	Quarter
Revenues	$145,829	(2)	$132,731	$114,350	$118,018
Gross profit	83,935		75,484	66,579	68,847
Loss from continuing operations	(21,347)		(26,702)	(36,045)	(31,391)
Net income (loss)	$8,948		$3,162	$(1,823)	$2,244

Basic earnings (loss) per share:
Continuing operations	$(0.49)		$(0.61)	$(0.82)	$(0.72)
Net income	$0.20		$0.07	$(0.04)	$0.05

Diluted earnings (loss) per share:
Continuing operations	$(0.49)		$(0.61)	$(0.82)	$(0.72)
Net income	$0.20		$0.07	$(0.04)	$0.05

(1)	Includes a gain on sale of our infrastructure and automotive business of $2.1 billion, net of tax.
(2)	Includes an adjustment of $6.9 million to increase revenue resulting from a change in the assumptions used to estimate variable consideration.