Form 10-Q
period 2022-04-02
SILICON LABORATORIES INC.
filed 2022-04-27
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

or

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

☐ Yes ☒ No

As of April 19, 2022, 36,580,584 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	April 2,	January 1,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$765,911	$1,074,623
Short-term investments	1,167,807	964,582
Accounts receivable, net	79,233	98,313
Inventories	55,515	49,307
Prepaid expenses and other current assets	54,932	51,748
Total current assets	2,123,398	2,238,573
Property and equipment, net	147,940	146,516
Goodwill	376,389	376,389
Other intangible assets, net	108,627	118,978
Other assets, net	87,408	77,839
Total assets	$2,843,762	$2,958,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,388	$47,327
Current portion of convertible debt, net	—	450,599
Deferred revenue and returns liability	21,640	13,849
Other current liabilities	160,180	157,052
Total current liabilities	246,208	668,827
Convertible debt, net	528,086	—
Other non-current liabilities	61,813	77,044
Total liabilities	836,107	745,871
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 37,204 and 38,481 shares issued and outstanding at April 2, 2022 and January 1, 2022, respectively	4	4
Retained earnings	2,018,117	2,214,839
Accumulated other comprehensive loss	(10,466)	(2,419)
Total stockholders’ equity	2,007,655	2,212,424
Total liabilities and stockholders’ equity	$2,843,762	$2,958,295

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2022	2021
Revenues	$233,814	$157,857
Cost of revenues	78,042	66,103
Gross profit	155,772	91,754
Operating expenses:
Research and development	77,542	64,015
Selling, general and administrative	44,647	42,454
Operating expenses	122,189	106,469
Operating income (loss)	33,583	(14,715)
Other income (expense):
Interest income and other, net	1,499	1,149
Interest expense	(1,680)	(11,324)
Income (loss) from continuing operations before income taxes	33,402	(24,890)
Provision for income taxes	11,689	1,992
Equity-method earnings	1,194	1,726
Income (loss) from continuing operations	22,907	(25,156)
Income from discontinued operations, net of income taxes	—	38,665

Net income	$22,907	$13,509

Basic earnings (loss) per share:
Continuing operations	$0.60	$(0.57)
Net income	$0.60	$0.31

Diluted earnings (loss) per share:
Continuing operations	$0.58	$(0.57)
Net income	$0.58	$0.29

Weighted-average common shares outstanding:
Basic	38,003	44,160
Diluted	39,523	45,832

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2022	2021
Net income	$22,907	$13,509
Other comprehensive loss, before tax:
Net changes to available-for-sale securities:
Unrealized losses arising during the period	(9,692)	(836)
Reclassification for (gains) losses included in net income	49	(358)

Net changes to cash flow hedges:
Unrealized losses arising during the period	(544)	(657)
Reclassification for gains included in net income	—	(159)

Other comprehensive loss, before tax	(10,187)	(2,010)

Provision (benefit) for income taxes	(2,140)	(422)

Other comprehensive loss	(8,047)	(1,588)

Comprehensive income	$14,860	$11,921

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended April 2, 2022	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 1, 2022	38,481	$4	$—	$2,214,839	$(2,419)	$2,212,424
Cumulative effect of adoption of accounting standard	—	—	—	(59,963)	—	(59,963)
Net income	—	—	—	22,907	—	22,907
Other comprehensive loss	—	—	—	—	(8,047)	(8,047)
Stock issuances, net of shares withheld for taxes	142	—	(8,755)	—	—	(8,755)
Repurchases of common stock	(1,419)	—	(4,114)	(159,666)	—	(163,780)
Stock-based compensation	—	—	12,869	—	—	12,869
Balance as of April 2, 2022	37,204	$4	$—	$2,018,117	$(10,466)	$2,007,655

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended April 3, 2021	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 2, 2021	43,925	$4	$204,359	$993,664	$1,814	$1,199,841
Net income	—	—	—	13,509	—	13,509
Other comprehensive loss	—	—	—	—	(1,588)	(1,588)
Stock issuances, net of shares withheld for taxes	296	—	(17,817)	—	—	(17,817)
Stock-based compensation	—	—	13,782	—	—	13,782
Convertible debt activity	528	—	(748)	—	—	(748)
Balance as of April 3, 2021	44,749	$4	$199,576	$1,007,173	$226	$1,206,979

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2022	2021
Operating Activities
Net income	$22,907	$13,509
Adjustments to reconcile net income to cash provided by (used in) operating activities of continuing operations:
Income from discontinued operations, net of income taxes	—	(38,665)
Depreciation of property and equipment	5,156	4,108
Amortization of other intangible assets	10,351	11,451
Amortization of debt discount and debt issuance costs	496	6,456
Loss on extinguishment of convertible debt	—	3,370
Stock-based compensation expense	12,875	11,368
Equity-method earnings	(1,194)	(1,726)
Deferred income taxes	(4,202)	(3,197)
Changes in operating assets and liabilities:
Accounts receivable	19,080	(8,530)
Inventories	(6,215)	(4,908)
Prepaid expenses and other assets	1,704	(12,735)
Accounts payable	8,932	14,116
Other current liabilities and income taxes	8,345	(13,432)
Deferred revenue and returns liability	7,791	463
Other non-current liabilities	(817)	(1,972)
Net cash provided by (used in) operating activities of continuing operations	85,209	(20,324)

Investing Activities
Purchases of marketable securities	(435,690)	(8,251)
Sales of marketable securities	9,106	121,557
Maturities of marketable securities	213,750	39,835
Purchases of property and equipment	(4,554)	(5,705)
Purchases of other assets	—	(578)
Net cash provided by (used in) investing activities of continuing operations	(217,388)	146,858

Financing Activities
Payments on debt	—	(140,572)
Repurchases of common stock	(157,778)	—
Payment of taxes withheld for vested stock awards	(8,755)	(17,817)
Net cash used in financing activities of continuing operations	(166,533)	(158,389)

Discontinued Operations
Operating activities	(10,000)	34,827
Investing activities	—	(468)
Net cash provided by (used in) discontinued operations	(10,000)	34,359

Increase (decrease) in cash and cash equivalents	(308,712)	2,504
Cash and cash equivalents at beginning of period	1,074,623	202,720
Cash and cash equivalents at end of period	$765,911	$205,224

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Condensed Consolidated Financial Statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly the condensed consolidated financial position of Silicon Laboratories Inc. and its subsidiaries (collectively, the “Company”) at April 2, 2022 and January 1, 2022, the condensed consolidated results of its operations for the three months ended April 2, 2022 and April 3, 2021, the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 2, 2022 and April 3, 2021, the Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended April 2, 2022 and April 3, 2021, and the Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2022 and April 3, 2021. The Condensed Consolidated Balance Sheet as of January 1, 2022 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended April 2, 2022 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited Condensed Consolidated Financial Statements do not include certain footnotes and financial presentations normally required under U.S. generally accepted accounting principles (GAAP). Therefore, these Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended January 1, 2022, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 2, 2022.

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2022 will have 52 weeks and fiscal 2021 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Adoption of New Accounting Standard

Convertible Instruments

The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40, on January 2, 2022, the first day of its fiscal year ending December 31, 2022. The Company elected the modified retrospective transition method of adoption at the beginning of the period of adoption through a cumulative-effect adjustment. Prior periods have not been adjusted. The following reflects the material changes recorded in connection with the cumulative-effect adjustment (in thousands):

Increase
Financial Statement Line Item	(Decrease)
Current portion of convertible debt, net	$76,991
Other non-current liabilities	$(17,028)
Retained earnings	$(59,963)

The primary impact of the Company’s adoption of ASU 2020-06 was to increase the carrying value of its convertible debt, representing the unamortized debt discount, and reduce deferred tax liabilities related to convertible debt. The adoption reduced reported interest expense recorded in connection with convertible debt, which increased basic earnings per share and diluted earnings per share by $0.11 and $0.10, respectively, for the three months ended April 2, 2022.

2. Discontinued Operations

On April 22, 2021, the Company entered into an Asset Purchase Agreement to sell its infrastructure and automotive business to Skyworks Solutions, Inc. for $2.75 billion in cash. The transaction closed on July 26, 2021. The financial results of the infrastructure and automotive business, which are readily distinguishable from other components of the Company, have been presented as discontinued operations in the Condensed Consolidated Financial Statements because the sale represented a strategic shift for the Company.

The following table presents the financial results of the infrastructure and automotive business (the “discontinued operations”) in the Company’s Condensed Consolidated Statements of Income (in thousands, except per share data):

Three Months Ended
April 3,
2021
Revenues	$97,649
Costs of revenues	38,819
Operating expenses	21,956
Income from discontinued operations before income taxes	36,874
Provision (benefit) for income taxes	(1,791)
Income from discontinued operations	$38,665

Income from discontinued operations per share:
Basic	$0.88
Diluted	$0.84

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Continuing Involvement

In connection with the closing of the sale, the Company entered into certain ancillary agreements with Skyworks, including a Transition Services Agreement (“TSA”). Through the TSA, the Company has subleased certain premises to Skyworks and will provide or provides various temporary support services for three to eighteen months, depending on the service provided. Although the services provided under the TSA will generate continuing cash flows between the Company and Skyworks for the duration of the TSA, the amounts are not expected to be material to the ongoing operations of either entity. In addition, the Company has no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of Skyworks. Fees received by the Company under the TSA were approximately $1.9 million for the three months ended April 2, 2022.

3. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations (in thousands, except per share data):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Income (loss) from continuing operations	$22,907	$(25,156)

Shares used in computing basic income (loss) per share	38,003	44,160

Effect of dilutive securities:
Convertible debt and stock-based awards	1,520	—
Shares used in computing diluted income (loss) per share	39,523	44,160

Income (loss) per share:
Basic	$0.60	$(0.57)
Diluted	$0.58	$(0.57)

The Company has irrevocably elected to settle the principal amount of its convertible senior notes in cash and intends to settle any excess value in shares in the event of a conversion. For the three months ended April 2, 2022 and April 3, 2021, approximately 1.0 million and 1.1 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

Level 2 – Inputs other than Level 1 that are directly or indirectly observable, such as quoted prices for similar assets or liabilities and quoted prices in less active markets.

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

	Fair Value Measurements
	at April 2, 2022 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$489,907	$—	$—	$489,907
Corporate debt securities	—	31,417	—	31,417
Total cash equivalents	$489,907	$31,417	$—	$521,324

Short-term investments:
Government debt securities	$209,331	$85,053	$—	$294,384
Corporate debt securities	—	873,423	—	873,423
Total short-term investments	$209,331	$958,476	$—	$1,167,807

Other assets, net:
Auction rate securities	$—	$—	$4,944	$4,944
Total	$—	$—	$4,944	$4,944

Total	$699,238	$989,893	$4,944	$1,694,075

	Fair Value Measurements
	at January 1, 2022 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$845,740	$—	$—	$845,740
Corporate debt securities	—	3,552	—	3,552
Government debt securities	—	2,950		2,950
Total cash equivalents	$845,740	$6,502	$—	$852,242

Short-term investments:
Government debt securities	$71,509	$119,612	$—	$191,121
Corporate debt securities	—	773,461	—	773,461
Total short-term investments	$71,509	$893,073	$—	$964,582

Other assets, net:
Auction rate securities	$—	$—	$4,980	$4,980
Total	$—	$—	$4,980	$4,980

Total	$917,249	$899,575	$4,980	$1,821,804

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Valuation methodology

The Company’s cash equivalents and short-term investments that are classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; quoted prices in less active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Investments classified as Level 3 are valued using a discounted cash flow model. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, amount of cash flows, expected holding periods of the securities and a discount to reflect the Company’s inability to liquidate the securities. The Company’s foreign currency derivative instruments are valued using discounted cash flow models. The assumptions used in preparing the valuation models include foreign exchange rates, forward and spot prices for currencies and market observable data of similar instruments.

Contractual maturities of investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at April 2, 2022 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$638,424	$636,611
Due after one year through ten years	572,449	562,613
Due after ten years	6,000	4,944
	$1,216,873	$1,204,168

Available-for-sale investments

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of April 2, 2022	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$290,078	$(3,907)	$478	$(12)	$290,556	$(3,919)
Corporate debt securities	628,199	(7,707)	2,629	(34)	630,828	(7,741)
Auction rate securities	—	—	4,944	(1,056)	4,944	(1,056)
	$918,277	$(11,614)	$8,051	$(1,102)	$926,328	$(12,716)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of January 1, 2022	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$126,957	$(750)	$—	$—	$126,957	$(750)
Corporate debt securities	418,917	(1,451)	326	(1)	419,243	(1,452)
Auction rate securities	—	—	4,980	(1,020)	4,980	(1,020)
	$545,874	$(2,201)	$5,306	$(1,021)	$551,180	$(3,222)

The gross unrealized losses as of April 2, 2022 and January 1, 2022 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities. The Company’s auction-rate securities have been illiquid since 2008 when auctions for the securities failed because sell orders exceeded buy orders. These securities have a contractual maturity date of 2046. The Company is unable to predict if these funds will become available before their maturity date.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of April 2, 2022, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At April 2, 2022 and January 1, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes quantitative information about Level 3 fair value measurements.

Auction rate securities

Fair Value at
April 2, 2022
(000s)	Valuation Technique	Unobservable Input	Weighted Average
$4,944	Discounted cash flow	Estimated yield	1.01%

		Expected holding period	10 years

		Estimated discount rate	3.58%

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

The following summarizes the activity in Level 3 financial instruments for the three months ended April 2, 2022 (in thousands):

Assets

Three Months
Auction Rate Securities	Ended
Beginning balance	$4,980
Loss included in other comprehensive loss	(36)
Balance at April 2, 2022	$4,944

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of April 2, 2022 and January 1, 2022, the fair value of the notes was $728.2 million and $944.3 million, respectively.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Euro, Norwegian Krone, Indian Rupee and Hungarian Forint. As of April 2, 2022, the contracts had maturities of one to nine months and an aggregate notional value of $47.6 million. Gains and losses expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.

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

As of April 2, 2022, the Company held two foreign currency forward contracts denominated in Indian Rupees with an aggregate notional value of $9.1 million and two foreign currency forward contracts denominated in Hungarian Forint with an aggregate notional value of $3.8 million. The fair value of the foreign contracts and contract gains and losses recognized in income were not material for any of the periods presented.

6. Supplemental Information

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	April 2,	January 1,
	2022	2022
Work in progress	$43,415	$36,078
Finished goods	12,100	13,229
	$55,515	$49,307

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Lease income

The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $1.9 million and $0.8 million during the three months ended April 2, 2022 and April 3, 2021, respectively.

7. Debt

0.625% Convertible Senior Notes

On June 1, 2020, the Company completed a private placement of $535 million principal amount convertible senior notes (the “2025 Notes”). The 2025 Notes bear interest semi-annually at a rate of 0.625% per year and mature on June 15, 2025.

The 2025 Notes are convertible at a conversion rate of 8.1980 shares of common stock per $1,000 principal amount of the 2025 Notes, or approximately 4.4 million shares of common stock, which is equivalent to a conversion price of approximately $121.98 per share. The conversion rate is subject to adjustment under certain circumstances. Holders may convert the 2025 Notes under the following circumstances: during any calendar quarter after the calendar quarter ended on September 30, 2020 if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to $159.51 per share, representing 130% of the conversion price of the 2025 Notes (“the Sales Price Trigger”); during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the Notes are called for redemption; or at any time after March 15, 2025. The Company may redeem all or any portion of the 2025 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. As of January 1, 2022, upon conversion, the 2025 Notes could be settled in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election. On January 2, 2022, the Company irrevocably elected cash settlement for the principal amount of the 2025 Notes. The Company intends to settle any excess value in shares in the event of a conversion.

The Sales Price Trigger condition was met on January 1, 2022, and as a result, holders had the option to convert their 2025 Notes at any time during the calendar quarter ended March 31, 2022. The Sales Price Trigger condition was not met during the three months ended April 2, 2022. Accordingly, the net carrying amount of the 2025 Notes was reclassified into non-current liabilities.

The principal balance of the 2025 Notes was separated into liability and equity components, and recorded initially at fair value. The excess of the principal amount of the liability component over its carrying amount represented the debt discount, which was amortized to interest expense over the term of the 2025 Notes using the effective interest method. With the Company’s adoption of ASU 2020-06 in fiscal 2022, the principal balance of the 2025 Notes is no longer separated between liability and equity components. This resulted in an increase to the carrying value of its convertible debt, representing the unamortized debt discount as of January 2, 2022, with an offsetting reduction in stockholders’ equity.

The Company incurred debt issuance costs of approximately $10.4 million, which were allocated to the liability and equity components in proportion to the allocation of the proceeds. Upon the adoption of ASU 2020-06, the equity component was reclassified to liabilities and remeasured to reflect cumulative amortization since the issuance of the 2025 Notes.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The carrying amount of the 2025 Notes consisted of the following (in thousands):

	April 2,	January 1,
	2022	2022
Liability component
Principal	$535,000	$535,000
Unamortized debt discount	—	(78,519)
Unamortized debt issuance costs	(6,914)	(5,882)
Net carrying amount	$528,086	$450,599

Equity component
Net carrying amount	$—	$107,928

The liability component of the 2025 Notes is recorded in convertible debt on the Consolidated Balance Sheet. Prior to the Company’s adoption of ASU 2020-06, the equity component of the 2025 Notes was recorded in stockholders’ equity. The effective interest rate for the liability component was 5.336%. As of April 2, 2022, the remaining period over which the debt issuance costs will be amortized was 3.2 years.

Interest expense related to the notes was comprised of the following (in thousands):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Contractual interest expense	$845	$1,163
Amortization of debt discount	—	5,938
Amortization of debt issuance costs	496	518
	$1,341	$7,619

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of April 2, 2022, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of April 2, 2022, no amounts were outstanding on the credit facility.

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

9. Revenues

The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Industrial & Commercial	$126,669	$78,725
Home & Life	107,145	79,132
	$233,814	$157,857

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended April 2, 2022 and April 3, 2021, the Company recognized revenue of $21.5 million and $6.8 million, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Distributors	$192,265	$127,986
Direct customers	41,549	29,871
	$233,814	$157,857

10. Stock-Based Compensation

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	April 2,	April 3,
	2022	2021
Cost of revenues	$272	$236
Research and development	6,991	5,630
Selling, general and administrative	5,612	5,502
	12,875	11,368
Income tax benefit	1,845	682
Share-based compensation – continuing operations	11,030	10,686
Share-based compensation – discontinued operations, net	—	1,475
Total	$11,030	$12,161

The Company had approximately $87.3 million of total unrecognized compensation cost related to equity grants as of April 2, 2022 that is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $11.7 million and $2.0 million for the three months ended April 2, 2022 and April 3, 2021, resulting in effective tax rates of 33.8% and (8.6)%, respectively. The increase in the effective tax rate for the three months ended April 2, 2022 is primarily due to the application of ASU 2019-12, Simplifying the Accounting for Income Taxes, to the three months ended April 3, 2021 and the required adoption of new U.S. tax rules regarding expensing of research and experimental costs in the period ended April 2, 2022.

Under ASU 2019-12, the income tax benefit of a loss from continuing operations should be recognized in discontinued operations if the Company would be unable to benefit from the loss without considering the income from discontinued operations. As such, tax benefits associated with losses incurred for the period ended April 3, 2021 were recognized in discontinued operations.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Under the Act, research and experimental expenditures incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat global intangible low-taxed income (GILTI) as a period cost so the capitalization of research and experimental costs in GILTI increases the Company’s provision for income taxes.

Uncertain Tax Positions

As of April 2, 2022, the Company had gross unrecognized tax benefits, inclusive of interest, of $4.1 million, all of which would affect the effective tax rate if recognized. During the three months ended April 2, 2022, the Company did not release any unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 - 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $16.1 million, additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.

Tax years 2015 through 2022 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company is not currently under audit in any major taxing jurisdiction.

The Company believes it is reasonably possible that its gross unrecognized tax benefits will decrease by approximately $0.5 million, inclusive of interest, in the next 12 months due to the lapse of the statute of limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2022 will have 52 weeks and fiscal 2021 had 52 weeks. Our first quarter of fiscal 2022 ended April 2, 2022. Our first quarter of fiscal 2021 ended April 3, 2021.

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

Overview

We are a leader in secure, intelligent wireless technology for a more connected world. Our integrated hardware and software platform, intuitive development tools, industry leading ecosystem and robust support enable customers in building advanced industrial, commercial, home and life applications. We make it easy for developers to solve complex wireless challenges throughout the product lifecycle and get to market quickly with innovative solutions that transform industries, grow economies and improve lives. We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the Internet of Things (IoT) including connected home and security, industrial automation and control, smart metering, smart lighting, commercial building automation, consumer electronics, asset tracking and medical instrumentation. We group our products as Industrial & Commercial or Home & Life based on the target markets they address.

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

Discontinued Operations

On April 22, 2021, we entered into an Asset Purchase Agreement to sell our infrastructure and automotive business to Skyworks Solutions, Inc. for $2.75 billion in cash. The sale was completed on July 26, 2021. The prior year comparable period results of operations of the sold component have been presented in the accompanying condensed consolidated financial statements as discontinued operations and, therefore, are excluded from the following discussion of the results of our continuing operations.

Current Period Highlights of Continuing Operations

Revenues increased $75.9 million in the recent quarter compared to the first quarter of fiscal 2021 due to increased revenues from our Industrial & Commercial products and our Home & Life products. Gross profit increased $64.0 million during the same period due primarily to increased product sales. Gross margin increased to 66.6% in the recent quarter compared to 58.1% in the first quarter of fiscal 2021 due to variations in product mix and increases in the price of our products. Operating expenses increased by $15.7 million in the recent quarter compared to the first quarter of fiscal 2021 due primarily to increased personnel-related expenses. Operating income (loss) in the recent quarter was $33.6 million compared to $(14.7) million in the first quarter of fiscal 2021.

We ended the first quarter with $1.9 billion in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $85.2 million during the recent three-month period. Accounts receivable were $79.2 million at April 2, 2022, representing 30 days sales outstanding (DSO). Inventory was $55.5 million at April 2, 2022, representing 64 days of inventory (DOI). In the first quarter, we acquired 1.4 million shares of our common stock for $163.8 million.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and integration. In the first three months of fiscal 2022, we introduced a family of 2.4 GHz wireless SoCs for Bluetooth® and multi-protocol operations with a built-in AI and Machine Learning (ML) accelerator, improving performance for AI and ML applications on battery-powered edge devices. We plan to continue introducing products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the three months ended April 2, 2022, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the three months ended April 2, 2022.

The percentage of our revenues derived from outside of the United States was 84% during the three months ended April 2, 2022. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Interest Expense. Interest expense consists of interest on our short and long-term obligations, including our convertible senior notes and credit facility. Interest expense on our convertible senior notes includes contractual interest, amortization of debt issuance costs, and for periods prior to fiscal 2022, amortization of the debt discount.

Provision for Income Taxes. Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences.

Equity-method Earnings. Equity-method earnings represents income or loss on our equity-method investment.

Income from discontinued operations, net of income taxes. Income from discontinued operations, net of income taxes includes the results of operations of our former infrastructure and automotive business.

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 2,	April 3,
	2022	2021
Revenues	100.0%	100.0%
Cost of revenues	33.4	41.9
Gross margin	66.6	58.1
Operating expenses:
Research and development	33.2	40.6
Selling, general and administrative	19.0	26.8
Operating expenses	52.2	67.4
Operating income (loss)	14.4	(9.3)
Other income (expense):
Interest income and other, net	0.6	0.7
Interest expense	(0.7)	(7.1)
Income (loss) from continuing operations before income taxes	14.3	(15.7)
Provision for income taxes	5.0	1.3
Equity-method earnings	0.5	1.1
Income (loss) from continuing operations	9.8	(15.9)
Income from discontinued operations, net of income taxes	—	24.5
Net income	9.8%	8.6%

Revenues

	Three Months Ended
	April 2,	April 3,		%
(in millions)	2022	2021	Change	Change
Industrial & Commercial	$126.7	$78.7	$48.0	60.9%
Home & Life	107.1	79.2	27.9	35.4%
	$233.8	$157.9	$75.9	48.1%

The increase in revenues in the recent three month period was due to increased revenues of $48.0 million from our Industrial & Commercial products and $27.9 million from our Home & Life products. Unit volumes of our products increased slightly during the three months ended April 2, 2022 while average selling prices increased substantially compared to the three months ended April 3, 2021. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended
	April 2,	April 3,
(in millions)	2022	2021	Change
Gross profit	$155.8	$91.8	$64.0
Gross margin	66.6%	58.1%	8.5%

Gross profit increased during the recent three-month period due primarily to increased product sales. The change in gross profit in the recent period was due to increases in gross profit for our Industrial & Commercial products and our Home & Life products. Gross margin increased primarily due to variations in product mix and increases in the price of our products. Increased product demand and production capacity constraints have increased the selling price and costs of our products, and has resulted in period-to-period fluctuations in our gross margin. We expect the prices we pay for inventory to increase in future periods and that this will reduce our gross margins.

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

Research and Development

	Three Months Ended
	April 2,	April 3,		%
(in millions)	2022	2021	Change	Change
Research and development	$77.5	$64.0	$13.5	21.1%
Percent of revenue	33.2%	40.6%

The increase in research and development expense in the recent three-month period was primarily due to an increase of $12.7 million for personnel-related expenses. The decrease in research and development expense as a percent of revenues in the current period was due to our increased revenues. We expect that research and development expense will increase in absolute dollars in the second quarter of fiscal 2022.

Selling, General and Administrative

	Three Months Ended
	April 2,	April 3,		%
(in millions)	2022	2021	Change	Change
Selling, general and administrative	$44.6	$42.5	$2.1	5.2%
Percent of revenue	19.0%	26.8%

The increase in selling, general and administrative expense in the recent three-month period was primarily due to an increase of $2.1 million for personnel-related expenses. The decrease in selling, general and administrative expense as a percent of revenues in the current period was due to our increased revenues. We expect that selling, general and administrative expense will increase in absolute dollars in the second quarter of fiscal 2022.

Interest Income and Other, Net

Interest income and other, net for the three months ended April 2, 2022 was $1.5 million compared to $1.1 million for the three months ended April 3, 2021.

Interest Expense

Interest expense for the three months ended April 2, 2022 was $1.7 million compared to $11.3 million for the three months ended April 3, 2021. The decrease in interest expense in the recent three-month period was primarily due to a decrease of $5.9 million in amortization of debt discount as a result of our adoption of ASU 2020-06 in the current period and a loss of $3.4 million recorded on the early extinguishment of the remaining 2022 Notes in the prior period. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

	Three Months Ended
	April 2,	April 3,
(in millions)	2022	2021	Change
Provision for income taxes	$11.7	$2.0	$9.7
Effective tax rate	33.8%	(8.6)%

The increase in the effective tax rate for the three months ended April 2, 2022 is primarily due to the recognition of certain tax benefits for the three months ended April 3, 2021 in discontinued operations under ASU 2019-12 and the required adoption of new U.S. tax rules regarding expensing of research and experimental costs in the period ended April 2, 2022.

Equity-method Earnings

Equity-method earnings for the three months ended April 2, 2022 were $1.2 million compared to $1.7 million for the three months ended April 3, 2021.

Income from discontinued operations, net of income taxes

	Three Months Ended
	April 2,	April 3,
(in millions)	2022	2021	Change
Income from discontinued operations, net of income taxes	$—	$38.7	$(38.7)

There was no income from prior year discontinued operations in the current period. Income from discontinued operations in the prior period included revenue of $97.7 million, income before income taxes of $36.9 million and an income tax benefit of $1.8 million.

Business Outlook

The following represents our business outlook for the second quarter of fiscal 2022.

Income Statement Item	Estimate

Revenues	$245 million to $255 million

Gross margin	60.9%

Operating expenses	$129 million

Effective tax rate	33%

Diluted earnings per share	$0.37 to $0.47

Liquidity and Capital Resources

Our principal sources of liquidity as of April 2, 2022 consisted of $1.9 billion in cash, cash equivalents and short-term investments, of which approximately $1.2 billion was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, agency discount notes, municipal bonds and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, certificates of deposit and commercial paper; and money market funds. Our long-term investments consisted of auction-rate securities.

Operating Activities

Net cash provided by operating activities was $85.2 million during the three months ended April 2, 2022, compared to net cash used of $20.3 million during the three months ended April 3, 2021. Operating cash flows during the three months ended April 2, 2022 reflect our net income of $22.9 million, adjustments of $23.5 million for depreciation, amortization, stock-based compensation, equity-method earnings and deferred income taxes, and a net cash inflow of $38.8 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $79.2 million at April 2, 2022 from $98.3 million at January 1, 2022. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO was 30 days at April 2, 2022 and 42 days at January 1, 2022. Inventory increased to $55.5 million at April 2, 2022 from $49.3 million at January 1, 2022.

Our inventory levels will vary based on the availability of supply, and to a lesser extent, the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 64 days at April 2, 2022 and 55 days at January 1, 2022.

Investing Activities

Net cash used in investing activities was $217.4 million during the three months ended April 2, 2022, compared to net cash provided of $146.9 million during the three months ended April 3, 2021. The increase in cash outflows was principally due to an increase in cash outflows of $366.0 million from net purchases, sales and maturities of marketable securities in the current period.

Financing Activities

Net cash used in financing activities was $166.5 million during the three months ended April 2, 2022, compared to net cash used of $158.4 million during the three months ended April 3, 2021. The increase in cash outflows was principally due to an increase of $157.8 million for repurchases of our common stock in the current period, offset by $140.6 million in payments on debt in the prior period.

Discontinued Operations

Net cash used in discontinued operations was $10.0 million during the three months ended April 2, 2022, compared to net cash provided of $34.4 million during the three months ended April 3, 2021. The decrease in cash inflows was principally due to a decrease of $38.7 million in income from discontinued operations, net of income taxes, and a payment of $10.0 million for income taxes on the gain on sale in the current period.

Debt

As of April 2, 2022, our debt included $535 million principal amount of convertible senior notes (the “2025 Notes”). We also had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On January 2, 2022, we irrevocably elected cash settlement for the principal amount of the 2025 Notes.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents, short-term investments and long-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our investment portfolio holdings as April 2, 2022 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of April 2, 2022 would decrease our future annual interest income by approximately $10.4 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of April 2, 2022. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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

Investments in Auction-rate Securities

As of April 2, 2022, we held $6.0 million par value auction-rate securities, all of which have experienced failed auctions because sell orders exceeded buy orders. We are unable to predict if these funds will become available before their maturity dates. Additionally, if we determine that a credit-related decline in the fair value of any of our available-for-sale auction-rate securities has occurred, we may be required to adjust the carrying value of the investments through an impairment charge.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 2, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended April 2, 2022 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the three months ended April 2, 2022, the percentage of our revenues derived from outside of the United States was 84% (and the revenue associated with end customers in China was 18%, and revenue attributed to China based on shipped-to location was 38%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

●	Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;
●	Protectionist laws and business practices, including trade restrictions, tariffs, export controls, quotas and other trade barriers, including China-U.S. trade policies;
●	Trade tensions, geopolitical uncertainty, or governmental actions, including those arising from the trade dispute between the U.S. and China, may lead customers to favor products from non-US companies which could put us at a competitive disadvantage and result in decreased customer demand for our products and our customers’ products;
●	Restrictions or tariffs imposed on certain countries and sanctions or export controls imposed on customers or suppliers may affect our ability to sell and source our products;
●	Difficulties related to the protection of our intellectual property rights in some countries;
●	Public health crises, such as the COVID-19 pandemic, may affect our international operations, suppliers and customers and we may experience delays in product development, a decreased ability to support our customers and reduced design win activity if the travel restrictions or business shutdowns or slowdowns continue for an extended period of time in any of the countries in which we, our suppliers and our customers operate and do business;
●	Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act, which we expect to increase our effective tax rate, in part due to the impact of the requirement to capitalize and amortize foreign research and development expenses beginning in 2022;
●	Longer sales cycles;
●	Greater difficulty in accounts receivable collection and longer collection periods;
●	High levels of distributor inventory subject to price protection and rights of return to us;
●	Political and economic instability;
●	Risks that demand and the supply chain may be adversely affected by military conflict (including between Russia and Ukraine), terrorism, sanctions or other geopolitical events globally;
●	Greater difficulty in hiring and retaining qualified personnel; and
●	The need to have business and operations systems that can meet the needs of our international business and operating structure.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 2, 2022 was $77.5 million, or 33.2% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine and the resulting geopolitical conflict. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In February 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies. These circumstances increase the likelihood of cyber-attacks and/or security breaches.

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

The average selling prices of our products could decrease rapidly which may negatively impact our revenues and gross profit

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. In the past, we have reduced the average unit price of our products in anticipation of or in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, increasing our sales content per application or reducing production costs, our gross profit and revenues will suffer. To maintain our gross profit, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so could cause our revenues and gross profit to decline.

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended April 2, 2022, 82% of our revenue was derived from distributors (and 49% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

Any dispositions could harm our financial condition

On April 22, 2021, we entered into an Asset Purchase Agreement to sell our infrastructure and automotive business to Skyworks Solutions Inc for $2.75 billion in cash. The transaction closed on July 26, 2021. This disposition and any other disposition of a business or product line would entail a number of risks that could materially and adversely affect our business and operating results, including:

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

The principal balance of the convertible senior notes was separated into liability and equity components, which were recorded initially at fair value. The excess of the principal amount of the liability component over its carrying amount represents the debt discount, which was accreted to interest expense over the term of the notes using the effective interest method. Accordingly, we have reported higher interest expense because of the recognition of both the debt discount amortization and the notes’ coupon interest. With our adoption of ASU 2020-06 in fiscal 2022, the principal balance of the 2025 Notes is no longer separated between liability and equity components. This resulted in an increase to the carrying value of our convertible debt, representing the unamortized debt discount, with an offsetting reduction in stockholders’ equity.

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

The following table summarizes repurchases of our common stock during the three months ended April 2, 2022 (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
January 2, 2022 – January 29, 2022 (1)	284	$—	284	$250,000

January 30, 2022 – February 26, 2022	213	$153.46	213	$217,360

February 27, 2022 – April 2, 2022	922	$142.28	922	$86,244
Total	1,419	$115.43	1,419

(1)	On January 20, 2022, we received 0.3 million shares at no additional costs in connection with final delivery through our accelerated share repurchase agreement.

Our share repurchase program authorizes repurchases up to $250 million through December 2022. In April 2022, our Board of Directors increased the authorization amount to $600 million. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

4.6*

First Supplemental Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated January 2, 2022 (filed as Exhibit 4.1 to the Form 8-K filed on January 3, 2022).

10.1*	Silicon Laboratories Inc. 2022 Bonus Plan (filed as Exhibit 10.1 to the Form 8-K filed on January 28, 2022).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

April 27, 2022	/s/ R. Matthew Johnson
Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

April 27, 2022	/s/ John C. Hollister
Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 27, 2022	/s/ Mark D. Mauldin
Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)