Form 10-Q
period 2022-07-02
SILICON LABORATORIES INC.
filed 2022-07-27
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

☐ Yes ☑ No

As of July 19, 2022, 34,223,488 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 2,	January 1,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$504,850	$1,074,623
Short-term investments	972,845	964,582
Accounts receivable, net	72,106	98,313
Inventories	74,026	49,307
Prepaid expenses and other current assets	86,138	51,748
Total current assets	1,709,965	2,238,573
Property and equipment, net	149,447	146,516
Goodwill	376,389	376,389
Other intangible assets, net	99,784	118,978
Other assets, net	83,813	77,839
Total assets	$2,419,398	$2,958,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,365	$47,327
Current portion of convertible debt, net	—	450,599
Deferred revenue and returns liability	10,696	13,849
Other current liabilities	126,058	157,052
Total current liabilities	232,119	668,827
Convertible debt, net	528,564	—
Other non-current liabilities	53,371	77,044
Total liabilities	814,054	745,871
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 34,223 and 38,481 shares issued and outstanding at July 2, 2022 and January 1, 2022, respectively	3	4
Retained earnings	1,619,396	2,214,839
Accumulated other comprehensive loss	(14,055)	(2,419)
Total stockholders’ equity	1,605,344	2,212,424
Total liabilities and stockholders’ equity	$2,419,398	$2,958,295

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Revenues	$263,150	$169,492	$496,964	$327,349
Cost of revenues	99,247	73,194	177,289	139,297
Gross profit	163,903	96,298	319,675	188,052
Operating expenses:
Research and development	83,511	64,832	161,053	128,847
Selling, general and administrative	49,013	42,953	93,660	85,407
Operating expenses	132,524	107,785	254,713	214,254
Operating income (loss)	31,379	(11,487)	64,962	(26,202)
Other income (expense):
Interest income and other, net	3,445	475	4,944	1,624
Interest expense	(1,667)	(6,486)	(3,347)	(17,810)
Income (loss) from continuing operations before income taxes	33,157	(17,498)	66,559	(42,388)
Provision for income taxes	10,994	1,165	22,683	3,157
Equity-method earnings	(28)	172	1,166	1,898
Income (loss) from continuing operations	22,135	(18,491)	45,042	(43,647)
Income from discontinued operations, net of income taxes	—	38,423	—	77,088

Net income	$22,135	$19,932	$45,042	$33,441

Basic earnings (loss) per share:
Continuing operations	$0.62	$(0.41)	$1.22	$(0.98)
Net income	$0.62	$0.44	$1.22	$0.75

Diluted earnings (loss) per share:
Continuing operations	$0.60	$(0.41)	$1.18	$(0.98)
Net income	$0.60	$0.44	$1.18	$0.73

Weighted-average common shares outstanding:
Basic	35,722	44,803	36,862	44,481
Diluted	36,604	45,756	38,063	45,794

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Net income	$22,135	$19,932	$45,042	$33,441
Other comprehensive loss, before tax
Net changes to available-for-sale securities
Unrealized losses arising during the period	(3,013)	(564)	(12,705)	(1,400)
Reclassification for (gains) losses included in net income	374	(39)	423	(397)

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	(3,001)	388	(3,545)	(269)
Reclassification for (gains) losses included in net income	1,092	(160)	1,092	(320)
Other comprehensive loss, before tax	(4,548)	(375)	(14,735)	(2,386)

Provision (benefit) for income taxes	(959)	(78)	(3,099)	(501)

Other comprehensive loss	(3,589)	(297)	(11,636)	(1,885)

Comprehensive income	$18,546	$19,635	$33,406	$31,556

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended July 2, 2022	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of April 2, 2022	37,204	$4	$—	$2,018,117	$(10,466)	$2,007,655
Net income	—	—	—	22,135	—	22,135
Other comprehensive loss	—	—	—	—	(3,589)	(3,589)
Stock issuances, net of shares withheld for taxes	159	—	1,161	—	—	1,161
Repurchases of common stock	(3,140)	(1)	(15,561)	(420,856)	—	(436,418)
Stock-based compensation	—	—	14,400	—	—	14,400
Balance as of July 2, 2022	34,223	$3	$—	$1,619,396	$(14,055)	$1,605,344

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended July 3, 2021	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of April 3, 2021	44,749	$4	$199,576	$1,007,173	$226	$1,206,979
Net income	—	—	—	19,932	—	19,932
Other comprehensive loss	—	—	—	—	(297)	(297)
Stock issuances, net of shares withheld for taxes	157	—	6,473	—	—	6,473
Repurchases of common stock	(142)	—	(18,982)	—	—	(18,982)
Stock-based compensation	—	—	13,649	—	—	13,649
Balance as of July 3, 2021	44,764	$4	$200,716	$1,027,105	$(71)	$1,227,754

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Six Months Ended July 2, 2022	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 1, 2022	38,481	$4	$—	$2,214,839	$(2,419)	$2,212,424
Cumulative effect of adoption of accounting standard	—	—	—	(59,963)	—	(59,963)
Net income	—	—	—	45,042	—	45,042
Other comprehensive loss	—	—	—	—	(11,636)	(11,636)
Stock issuances, net of shares withheld for taxes	301	—	(7,593)	—	—	(7,593)
Repurchases of common stock	(4,559)	(1)	(19,675)	(580,522)	—	(600,198)
Stock-based compensation	—	—	27,268	—	—	27,268
Balance as of July 2, 2022	34,223	$3	$—	1,619,396	$(14,055)	$1,605,344

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Six Months Ended July 3, 2021	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 2, 2021	43,925	$4	$204,359	$993,664	$1,814	$1,199,841
Net income	—	—	—	33,441	—	33,441
Other comprehensive loss	—	—	—	—	(1,885)	(1,885)
Stock issuances, net of shares withheld for taxes	453	—	(11,344)	—	—	(11,344)
Repurchases of common stock	(142)	—	(18,982)	—	—	(18,982)
Stock-based compensation	—	—	27,431	—	—	27,431
Convertible debt activity	528	—	(748)	—	—	(748)
Balance as of July 3, 2021	44,764	$4	$200,716	$1,027,105	$(71)	$1,227,754

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2022	2021
Operating Activities
Net income	$45,042	$33,441
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Income from discontinued operations, net of income taxes	—	(77,088)
Depreciation of property and equipment	10,561	8,184
Amortization of other intangible assets	19,194	22,902
Amortization of debt discount and debt issuance costs	994	11,822
Loss on extinguishment of convertible debt	3	3,370
Stock-based compensation expense	27,264	22,620
Equity-method earnings	(1,166)	(1,898)
Deferred income taxes	(9,344)	(5,644)
Changes in operating assets and liabilities:
Accounts receivable	26,207	(4,377)
Inventories	(24,714)	(4,447)
Prepaid expenses and other assets	(25,286)	(3,591)
Accounts payable	25,606	14,711
Other current liabilities and income taxes	(3,418)	(10,626)
Deferred revenue and returns liability	(3,153)	(175)
Other non-current liabilities	(4,416)	(3,464)
Net cash provided by operating activities of continuing operations	83,374	5,740

Investing Activities
Purchases of marketable securities	(554,267)	(80,426)
Sales of marketable securities	27,404	186,626
Maturities of marketable securities	511,296	100,023
Purchases of property and equipment	(12,322)	(10,779)
Purchases of other assets	—	(578)
Net cash provided by (used in) investing activities of continuing operations	(27,889)	194,866

Financing Activities
Payments on debt	(21)	(140,572)
Repurchases of common stock	(579,040)	(18,982)
Payment of taxes withheld for vested stock awards	(13,958)	(19,732)
Proceeds from the issuance of common stock	6,365	8,388
Net cash used in financing activities of continuing operations	(586,654)	(170,898)

Discontinued Operations
Operating activities	(38,604)	72,674
Investing activities	—	(2,018)
Net cash provided by (used in) discontinued operations	(38,604)	70,656

Increase (decrease) in cash and cash equivalents	(569,773)	100,364
Cash and cash equivalents at beginning of period	1,074,623	202,720
Cash and cash equivalents at end of period	$504,850	$303,084

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

1. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive income, stockholders’ equity and cash flows. The Condensed Consolidated Balance Sheet as of January 1, 2022 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended July 2, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, goodwill, acquired intangible assets, other long-lived assets, revenue recognition, stock-based compensation and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements. The Company periodically reviews the assumptions used in its financial statement estimates.

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

1. Significant Accounting Policies (Continued)

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

The primary impact of the Company’s adoption of ASU 2020-06 was to increase the carrying value of its convertible debt, representing the unamortized debt discount, and reduce deferred tax liabilities related to convertible debt. The adoption reduced reported interest expense recorded in connection with convertible debt, which increased basic earnings per share and diluted earnings per share by $0.11 and $0.11, respectively, for the three months ended July 2, 2022, and by $0.22 and $0.21, respectively, for the six months ended July 2, 2022.

2. Discontinued Operations

On July 26, 2021, the Company sold its infrastructure and automotive business to Skyworks Solutions, Inc. for $2.75 billion in cash. The financial results of the infrastructure and automotive business, which are readily distinguishable from other components of the Company, have been presented as discontinued operations in the Condensed Consolidated Financial Statements because the sale represented a strategic shift for the Company.

The following table presents the financial results of the infrastructure and automotive business (the “discontinued operations”) in the Company’s Condensed Consolidated Statements of Income (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	July 3,	July 3,
	2021	2021
Revenues	$108,064	$205,712
Costs of revenues	45,091	83,910
Operating expenses	25,052	47,007
Income from discontinued operations before income taxes	37,921	74,795
Provision (benefit) for income taxes	(502)	(2,293)
Income from discontinued operations	$38,423	$77,088

Income from discontinued operations per share:
Basic	$0.86	$1.73
Diluted	$0.84	$1.68

2. Discontinued Operations (Continued)

Continuing Involvement

In connection with the closing of the sale, the Company entered into certain ancillary agreements with Skyworks, including a Transition Services Agreement (“TSA”). Through the TSA, the Company has subleased certain premises to Skyworks and will provide or provides various temporary support services for three to eighteen months after the close of the transaction, depending on the service provided. Although the services provided under the TSA will generate continuing cash flows between the Company and Skyworks for the duration of the TSA, the amounts have not been nor are expected to be material to the ongoing operations of either entity. In addition, the Company has no contractual ability through the TSA or any other agreement to significantly influence the operating or financial policies of Skyworks. Fees received by the Company under the TSA were approximately $3.5 million for the six months ended July 2, 2022.

3. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Income (loss) from continuing operations	$22,135	$(18,491)	$45,042	$(43,647)

Shares used in computing basic income (loss) per share	35,722	44,803	36,862	44,481

Effect of dilutive securities:
Convertible debt and stock-based awards	882	—	1,201	—
Shares used in computing diluted income (loss) per share	36,604	44,803	38,063	44,481

Income (loss) per share:
Basic	$0.62	$(0.41)	$1.22	$(0.98)
Diluted	$0.60	$(0.41)	$1.18	$(0.98)

The Company has irrevocably elected to settle the principal amount of its convertible senior notes in cash and intends to settle any excess value in shares in the event of a conversion. For the three months ended July 2, 2022 and July 3, 2021 and the six months ended July 2, 2022 and July 3, 2021, approximately 0.6 million, 0.5 million, 0.8 million and 0.8 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements
	at July 2, 2022 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	Total
Assets:
Cash equivalents:
Money market funds	$275,655	$—	$275,655
Government debt securities	23,617	5,003	28,620
Corporate debt securities	—	16,934	16,934
Total cash equivalents	$299,272	$21,937	$321,209

Short-term investments:
Government debt securities	$211,319	$92,343	$303,662
Corporate debt securities	—	669,183	669,183
Total short-term investments	$211,319	$761,526	$972,845

Total	$510,591	$783,463	$1,294,054

	Fair Value Measurements
	at January 1, 2022 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$845,740	$—	$—	$845,740
Corporate debt securities	—	3,552	—	3,552
Government debt securities	—	2,950	—	2,950
Total cash equivalents	$845,740	$6,502	$—	$852,242

Short-term investments:
Government debt securities	$71,509	$119,612	$—	$191,121
Corporate debt securities	—	773,461	—	773,461
Total short-term investments	$71,509	$893,073	$—	$964,582

Other assets, net:
Auction rate securities	$—	$—	$4,980	$4,980
Total	$—	$—	$4,980	$4,980

Total	$917,249	$899,575	$4,980	$1,821,804

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

Contractual maturities of investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 2, 2022 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$582,705	$577,005
Due after one year through ten years	450,388	440,743
Due after ten years	650	650
	$1,033,743	$1,018,398

Available-for-sale investments

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of July 2, 2022	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$304,308	$(5,200)	$2,051	$(60)	$306,359	$(5,260)
Corporate debt securities	630,420	(9,918)	9,416	(190)	639,836	(10,108)
	$934,728	$(15,118)	$11,467	$(250)	$946,195	$(15,368)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of January 1, 2022	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$126,957	$(750)	$—	$—	$126,957	$(750)
Corporate debt securities	418,917	(1,451)	326	(1)	419,243	(1,452)
Auction rate securities	—	—	4,980	(1,020)	4,980	(1,020)
	$545,874	$(2,201)	$5,306	$(1,021)	$551,180	$(3,222)

The gross unrealized losses as of July 2, 2022 were due primarily to changes in market interest rates. The gross unrealized losses as of January 1, 2022 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities.

4. Fair Value of Financial Instruments (Continued)

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of July 2, 2022, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At July 2, 2022 and January 1, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes the activity in Level 3 financial instruments for the three and six months ended July 2, 2022 (in thousands):

Assets

	Three Months	Six Months
Auction Rate Securities	Ended	Ended
Beginning balance	$4,944	$4,980
Sales (1)	(6,000)	(6,000)
Loss recognized in earnings	300	300
Gain included in other comprehensive loss	756	720
Balance at July 2, 2022	$—	$—

(1)On May 31, 2022, the Company sold its prior remaining holding of auction-rate securities for $5.7 million.

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of July 2, 2022 and January 1, 2022, the fair value of the notes was $671.0 million and $944.3 million, respectively.

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

5. Derivative Financial Instruments (Continued)

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Euro, Hungarian Forint, Indian Rupee and Norwegian Krone. As of July 2, 2022, the contracts had maturities of one to six months and an aggregate notional value of $32.0 million. Gains and losses expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive loss and amounts reclassified from accumulated other comprehensive loss into earnings were not material for any of the periods presented.

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

As of July 2, 2022, the Company held foreign currency forward contracts denominated in Hungarian Forint and Indian Rupees with an aggregate notional value of $6.3 million. The fair value of the foreign contracts and contract gains and losses recognized in income were not material for any of the periods presented.

6. Supplemental Information

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	July 2,	January 1,
	2022	2022
Work in progress	$53,744	$36,078
Finished goods	20,282	13,229
	$74,026	$49,307

Lease income

The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $3.7 million and $1.6 million during the six months ended July 2, 2022 and July 3, 2021, respectively.

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

The 2025 Notes were classified as current liabilities at January 1, 2022 due to the Sales Price Trigger condition being met on January 1, 2022. The Sales Price Trigger condition has not been met during the six months ended July 2, 2022, therefore the net carrying amount of the 2025 Notes is now classified as a non-current liability.

The principal balance of the 2025 Notes was initially separated into liability and equity components, and recorded at fair value. The excess of the principal amount of the liability component over its carrying amount represented the debt discount, which was amortized to interest expense over the term of the 2025 Notes using the effective interest method. With the Company’s adoption of ASU 2020-06 in fiscal 2022, the principal balance of the 2025 Notes is no longer separated between liability and equity components. This resulted in an increase to the carrying value of its convertible debt, representing the unamortized debt discount as of January 2, 2022, with an offsetting reduction in stockholders’ equity.

The Company incurred debt issuance costs of approximately $10.4 million, which were allocated to the liability and equity components in proportion to the allocation of the proceeds. Upon the adoption of ASU 2020-06, the equity component was reclassified to liabilities and remeasured to reflect cumulative amortization since the issuance of the 2025 Notes.

The carrying amount of the 2025 Notes consisted of the following (in thousands):

	July 2,	January 1,
	2022	2022
Liability component
Principal	$534,980	$535,000
Unamortized debt discount	—	(78,519)
Unamortized debt issuance costs	(6,416)	(5,882)
Net carrying amount	$528,564	$450,599

Equity component
Net carrying amount	$—	$107,928

7. Debt (Continued)

The liability component of the 2025 Notes is recorded in convertible debt on the Consolidated Balance Sheet. Prior to the Company’s adoption of ASU 2020-06, the equity component of the 2025 Notes was recorded in stockholders’ equity. The effective interest rate for the liability component was 5.336%. As of July 2, 2022, the remaining period over which the debt issuance costs will be amortized was 3.0 years.

Interest expense related to the notes was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Contractual interest expense	$839	$836	$1,684	$1,999
Amortization of debt discount	—	4,992	—	10,930
Amortization of debt issuance costs	497	374	994	892
	$1,336	$6,202	$2,678	$13,821

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of July 2, 2022, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of July 2, 2022, no amounts were outstanding on the credit facility.

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

9. Revenues

The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Industrial & Commercial	$144,144	$89,412	$270,813	$168,137
Home & Life	119,006	80,080	226,151	159,212
	$263,150	$169,492	$496,964	$327,349

A portion of the Company's sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company periodically reviews the assumptions used to estimate consideration it will be entitled to receive from customers. In the second quarter of fiscal 2022, the Company adjusted certain assumptions used to estimate the constraint on variable consideration, which increased revenue by $11.4 million and $5.0 million in the three and six months ended July 2, 2022, respectively. During the three months ended July 2, 2022 and July 3, 2021 and the six months ended July 2, 2022 and July 3, 2021, the Company recognized revenue of $36.5 million, $8.4 million, $32.0 million and $9.3 million, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company's revenue by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Distributors	$211,943	$137,933	$404,208	$265,919
Direct customers	51,207	31,559	92,756	61,430
	$263,150	$169,492	$496,964	$327,349

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Cost of revenues	$274	$199	$546	$436
Research and development	7,703	5,488	14,694	11,118
Selling, general and administrative	6,412	5,565	12,024	11,066
	14,389	11,252	27,264	22,620
Income tax benefit	1,371	577	3,215	1,259
Share-based compensation – continuing operations	13,018	10,675	24,049	21,361
Share-based compensation – discontinued operations, net	—	1,634	—	3,109
Total	$13,018	$12,309	$24,049	$24,470

The Company had approximately $130.4 million of total unrecognized compensation cost related to equity grants as of July 2, 2022 that is expected to be recognized over a weighted-average period of approximately 2.4 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

11. Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $11.0 million and $1.2 million for the three months ended July 2, 2022 and July 3, 2021, resulting in effective tax rates of 33.2% and (6.7)%, respectively. Income tax expense was $22.7 million and $3.2 million for the six months ended July 2, 2022 and July 3, 2021, resulting in effective tax rates of 33.5% and (7.8)%, respectively. The increase in the effective tax rate for the three and six months ended July 2, 2022 was primarily due to the application of FASB ASU 2019-12, Simplifying the Accounting for Income Taxes, to the three and six months ended July 3, 2021 and the required adoption of new U.S. tax rules regarding expensing of research and experimental costs in the current fiscal year.

Under ASU 2019-12, the income tax benefit of a loss from continuing operations should be recognized in discontinued operations if the Company would be unable to benefit from the loss without considering the income from discontinued operations. As such, tax benefits associated with losses incurred for the three and six months ended July 3, 2021 were recognized in discontinued operations.

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

Uncertain Tax Positions

As of July 2, 2022, the Company had gross unrecognized tax benefits, inclusive of interest, of $4.3 million, all of which would affect the effective tax rate if recognized. During the six months ended July 2, 2022, the Company did not release any unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 - 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $14.2 million, additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-

week fiscal year that ends on the Saturday closest to December 31. Fiscal 2022 will have 52 weeks and fiscal 2021 had 52 weeks. Our second quarter of fiscal 2022 ended July 2, 2022. Our second quarter of fiscal 2021 ended July 3, 2021.

Impact of COVID-19

The COVID-19 pandemic has impacted the global economy, disrupting our operations, global supply chains and the operations of our customers. We implemented a response plan and continued operations while largely transitioning our global workforce to a remote work model. We have recently reopened offices in all of our locations, subject to local regulations. The third parties that perform our semiconductor manufacturing, assembly, packaging and testing have generally remained operational. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Discontinued Operations

On July 26, 2021, we sold our infrastructure and automotive business to Skyworks Solutions, Inc. for $2.75 billion in cash. The prior year comparable period results of operations of the sold component have been presented in the accompanying condensed consolidated financial statements as discontinued operations and, therefore, are excluded from the following discussion of the results of our continuing operations.

Current Period Highlights of Continuing Operations

Revenues increased $93.7 million in the recent quarter compared to the second quarter of fiscal 2021 due to increased revenues from both our Industrial & Commercial products and our Home & Life products. Gross profit increased $67.6 million during the same period due primarily to increased product sales. Gross margin increased to 62.3% in the recent quarter compared to 56.8% in the second quarter of fiscal 2021 due to variations in product mix and increases in the price of our products. Operating expenses increased by $24.7 million in the recent quarter compared to the second quarter of fiscal 2021 due primarily to increased personnel-related expenses, new product introduction costs and sales commissions. Operating income (loss) in the recent quarter was $31.4 million compared to $(11.5) million in the second quarter of fiscal 2021.

We ended the second quarter with $1.5 billion in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $83.4 million during the recent six-month period. Accounts receivable were $72.1 million at July 2, 2022, representing 25 days sales outstanding (DSO). Inventory was $74.0 million at July 2, 2022, representing 67 days of inventory (DOI). In the second quarter, we acquired 3.1 million shares of our common stock for $436.4 million.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and integration. In the first six months of fiscal 2022, we introduced a Bluetooth® Location Services solution using accurate, low-power Bluetooth devices to simplify Angle of Arrival (AoA) and Angle of Departure (AoD) location services; and a family of 2.4 GHz wireless SoCs for Bluetooth and multi-protocol operations with a built-in AI and Machine Learning (ML) accelerator, improving performance for AI and ML applications on battery-powered edge devices. We plan to continue introducing products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the six months ended July 2, 2022, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the six months ended July 2, 2022.

The percentage of our revenues derived from outside of the United States was 85% during the six months ended July 2, 2022. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.7	43.2	35.7	42.6
Gross margin	62.3	56.8	64.3	57.4
Operating expenses:
Research and development	31.7	38.3	32.4	39.4
Selling, general and administrative	18.7	25.3	18.8	26.0
Operating expenses	50.4	63.6	51.2	65.4
Operating income (loss)	11.9	(6.8)	13.1	(8.0)
Other income (expense):
Interest income and other, net	1.3	0.3	1.0	0.5
Interest expense	(0.6)	(3.8)	(0.6)	(5.4)
Income (loss) from continuing operations before income taxes	12.6	(10.3)	13.5	(12.9)
Provision for income taxes	4.2	0.7	4.6	1.0
Equity-method earnings	0.0	0.1	0.2	0.6
Income (loss) from continuing operations	8.4	(10.9)	9.1	(13.3)
Income from discontinued operations, net of income taxes	—	22.7	—	23.5
Net income	8.4%	11.8%	9.1%	10.2%

Revenues

	Three Months Ended				Six Months Ended
	July 2,	July 3,		%	July 2,	July 3,		%
(in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Industrial & Commercial	$144.2	$89.4	$54.8	61.2%	$270.8	$168.1	$102.7	61.1%
Home & Life	119.0	80.1	38.9	48.6%	226.2	159.2	67.0	42.0%
	$263.2	$169.5	$93.7	55.3%	$497.0	$327.3	$169.7	51.8%

The increase in revenues in the recent three-month period was due to increased revenues of $54.8 million from our Industrial & Commercial products and $38.9 million from our Home & Life products. The increase in revenues in the recent six-month period was due to increased revenues of $102.7 million from our Industrial & Commercial products and $67.0 million from our Home & Life products. Unit volumes of our products increased during the three and six months ended July 2, 2022 while average selling prices increased substantially compared to the three and six months ended July 3, 2021. See Note 9, Revenues, to the Condensed Consolidated Financial Statements for additional information. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(in millions)	2022	2021	Change	2022	2021	Change
Gross profit	$163.9	$96.3	$67.6	$319.7	$188.1	$131.6
Gross margin	62.3%	56.8%	5.5%	64.3%	57.4%	6.9%

Gross profit increased during the recent three and six month periods due primarily to increased product sales. The change in gross profit in the recent period was due to increases in gross profit for our Industrial & Commercial products and our Home & Life products. Gross margin increased primarily due to variations in product mix and increases in the price of our products. Increased product demand and production capacity constraints have increased the selling price and costs of our products, and has resulted in period-to-period fluctuations in our gross margin. We expect the prices we pay for inventory to continue to increase in future periods and that this will reduce our gross margins.

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

Research and Development

	Three Months Ended				Six Months Ended
	July 2,	July 3,		%	July 2,	July 3,		%
(in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Research and development	$83.5	$64.8	$18.7	28.8%	$161.1	$128.8	$32.3	25.0%
Percent of revenue	31.7%	38.3%			32.4%	39.4%

The increase in research and development expense in the three and six month periods was primarily due to increases of $13.6 million and $26.3 million, respectively, for personnel-related expenses, and $3.8 million and $2.9 million, respectively, for new product introduction costs. The decrease in research and development expense as a percent of revenues in the current periods was due to our increased revenues. We expect that research and development expense will increase in absolute dollars in the third quarter of fiscal 2022.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
	July 2,	July 3,		%	July 2,	July 3,		%
(in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Selling, general and administrative	$49.0	$43.0	$6.0	14.1%	$93.7	$85.4	$8.3	9.7%
Percent of revenue	18.7%	25.3%			18.8%	26.0%

The increase in selling, general and administrative expense in the three and six month periods was primarily due to increases of $4.3 million and $6.4 million, respectively, for personnel-related expenses, and $0.6 million and $1.2 million, respectively, for sales commissions. The decrease in selling, general and administrative expense as a percent of revenues in the current periods was due to our increased revenues. We expect that selling, general and administrative expense will increase in absolute dollars in the third quarter of fiscal 2022.

Interest Income and Other, Net

Interest income and other, net for the three and six months ended July 2, 2022 was $3.4 million and $4.9 million, respectively, compared to $0.5 million and $1.6 million for the three and six months ended July 3, 2021, respectively. The increase in interest income and other, net in the recent periods was primarily due to increased interest income earned as a result of higher investment balances and higher market interest rates.

Interest Expense

Interest expense for the three and six months ended July 2, 2022 was $1.7 million and $3.3 million, respectively, compared to $6.5 million and $17.8 million for the three and six months ended July 3, 2021, respectively. The decrease in interest expense in the recent three-month period was primarily due to a decrease of $5.0 million in amortization of debt discount as a result of our adoption of ASU 2020-06 in fiscal 2022. The decrease in interest expense in the recent six-month period was primarily due to a decrease of $10.9 million in amortization of debt discount in the current period and a loss of $3.4 million recorded on the early extinguishment of the remaining 2022 Notes in the prior period. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(in millions)	2022	2021	Change	2022	2021	Change
Provision for income taxes	$11.0	$1.2	$9.8	$22.7	$3.2	$19.5
Effective tax rate	33.2%	(6.7)%		33.5%	(7.8)%

The increase in the effective tax rate for the three and six months ended July 2, 2022 was primarily due to the recognition of certain tax benefits for the three and six months ended July 3, 2021 in discontinued operations under the ASU 2019-12 and the required adoption of new U.S. tax rules regarding expensing of research and experimental costs in the current fiscal year.

Equity-method Earnings

Equity-method earnings for the three and six months ended July 2, 2022 was $0.0 million and $1.2 million, respectively, compared to $0.2 million and $1.9 million for the three and six months ended July 3, 2021, respectively.

Income from discontinued operations, net of income taxes

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
(in millions)	2022	2021	Change	2022	2021	Change
Income from discontinued operations, net of income taxes	$—	$38.4	$(38.4)	$—	$77.1	$(77.1)

There was no income from prior year discontinued operations in the current periods. Income from discontinued operations for the three and six months ended July 3, 2021 included revenues of $108.1 million and $205.7 million, income before income taxes of $37.9 million and $74.8 million, and income tax benefits of $0.5 million and $2.3 million, respectively.

Business Outlook

The following represents our business outlook for the third quarter of fiscal 2022.

Income Statement Item	Estimate

Revenues	$265 million to $275 million

Gross margin	60%

Operating expenses	$137 million

Effective tax rate	36%

Diluted earnings per share	$0.49 to $0.59

Liquidity and Capital Resources

Our principal sources of liquidity as of July 2, 2022 consisted of $1.5 billion in cash, cash equivalents and short-term investments, of which approximately $1.0 billion was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, agency discount notes, municipal bonds, variable rate demand notes and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, certificates of deposit, commercial paper and Yankee bonds; and money market funds.

Operating Activities

Net cash provided by operating activities was $83.4 million during the six months ended July 2, 2022, compared to net cash provided of $5.7 million during the six months ended July 3, 2021. Operating cash flows during the six months ended July 2, 2022 reflect our net income of $45.0 million, adjustments of $47.5 million for depreciation, amortization, stock-based compensation, equity-method earnings and deferred income taxes, and a net cash outflow of $9.1 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $72.1 million at July 2, 2022 from $98.3 million at January 1, 2022. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO was 25 days at July 2, 2022 and 42 days at January 1, 2022.

Inventory increased to $74.0 million at July 2, 2022 from $49.3 million at January 1, 2022. Our inventory levels will vary based on the availability of supply, and to a lesser extent, the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 67 days at July 2, 2022 and 55 days at January 1, 2022.

Investing Activities

Net cash used in investing activities was $27.9 million during the six months ended July 2, 2022, compared to net cash provided of $194.9 million during the six months ended July 3, 2021. The decrease in cash inflows was principally due to a decrease in cash inflows of $221.8 million from net purchases, sales and maturities of marketable securities in the current period.

Financing Activities

Net cash used in financing activities was $586.7 million during the six months ended July 2, 2022, compared to net cash used of $170.9 million during the six months ended July 3, 2021. The increase in cash outflows was principally due to an increase of $560.1 million for repurchases of our common stock in the current period, offset by $140.6 million in payments on debt in the prior period.

Discontinued Operations

Net cash used in discontinued operations was $38.6 million during the six months ended July 2, 2022, compared to net cash provided of $70.7 million during the six months ended July 3, 2021. The decrease in cash inflows was principally due to a decrease of $77.1 million in income from discontinued operations, net of income taxes, and payments of $38.6 million for income taxes on the gain on sale in the current period.

Debt

As of July 2, 2022, our debt included $535 million principal amount of convertible senior notes (the “2025 Notes”). We also had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On January 2, 2022, we irrevocably elected cash settlement for the principal amount of the 2025 Notes.

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

Critical Accounting Estimates

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

Revenue recognition — We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In order to achieve this core principle, we apply a five-step process. As part of this process, we analyze the performance obligations in a customer contract and estimate the variable consideration we expect to receive. The evaluation of performance obligations requires that we identify the promised goods and services in the contract. For contracts that contain more than one promised good and service, we then must determine whether the promises are capable of being distinct and if they are separately identifiable from other promises in the contract. Variable consideration primarily includes sales made to distributors under agreements allowing certain rights of return, referred to as stock rotation, and credits issued to the distributor due to price protection. We estimate variable consideration at the most likely amount to which we expect to be entitled. We make these estimates based on available information, including recent sales activity and pricing data. We apply a constraint to our variable consideration estimate which considers both the likelihood of a return and the amount of a potential price concession. If our evaluation of performance obligations is incorrect, we may recognize revenue sooner or later than is appropriate. If our estimates of variable consideration are inaccurate, we may recognize too much or too little revenue in a period. We may adjust assumptions used to estimate consideration periodically based on analysis of prior estimates. See Note 9, Revenues, to the Condensed Consolidated Financial Statements for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of July 2, 2022 would decrease our future annual interest income by approximately $13.0 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of July 2, 2022. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 2, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended July 2, 2022 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The impacts of the COVID-19 pandemic, or a similar public health crisis, on our business, customers, suppliers, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

●	The duration and impact of a global economic recession or depression that could reduce demand and/or pricing for our products;
●	Disruptions to our business and supply chain (and the business and supply chains of our customers) in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas impacted by the public health crisis, including disruptions caused by illnesses, quarantines and restrictions on people’s ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions;
●	Delays or limitations on the ability of our customers to make timely payments;
●	Governmental actions to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines and business shutdowns or slowdowns, facility closures or other restrictions;
●	Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures or to refinance our existing indebtedness;
●	Potential asset impairments, including goodwill, intangible assets, investments and other assets;
●	Complexities related to our employees temporarily working from home as well as increased cyber-related risks due to our employees working from home;
●	Challenges with reopening our offices, including implementing a hybrid model of working from home or the office, establishing appropriate office safety protocols, maintaining our corporate culture, and continuing to attract, retain and motivate our employees;
●	Potential failure of our computer systems or communication systems; and
●	Investment-related risks, including difficulties in liquidating investments due to current market conditions and adverse investment performance.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the six months ended July 2, 2022, the percentage of our revenues derived from outside of the United States was 85% (and the revenue associated with end customers in China was 29%, and revenue attributed to China based on shipped-to location was 38%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended July 2, 2022 was $161.1 million, or 32.4% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended July 2, 2022, 81% of our revenue was derived from distributors (and 48% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

Any dispositions could harm our financial condition

Any disposition of a business or product line would entail a number of risks that could materially and adversely affect our business and operating results, including:

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

The following table summarizes repurchases of our common stock during the three months ended July 2, 2022 (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
April 3 2022 – April 30, 2022	623	$138.38	623	$350,000

May 1, 2022 – May 28, 2022	1,516	$139.03	1,516	$139,261

May 29, 2022 – July 2, 2022	1,001	$139.12	1,001	$—
Total	3,140	$138.93	3,140

As shown above, we completed our $600 million share repurchase program. In July 2022, our Board of Directors authorized a new share repurchase program of up to $250 million through December 2023. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

SILICON LABORATORIES INC.

July 27, 2022	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

July 27, 2022	/s/ John C. Hollister

Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 27, 2022	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)