Form 10-Q
period 2022-10-01
SILICON LABORATORIES INC.
filed 2022-10-26
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

or

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

☐ Yes ☑ No

As of October 17, 2022, 33,282,898 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	October 1,	January 1,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$483,277	$1,074,623
Short-term investments	893,131	964,582
Accounts receivable, net	76,672	98,313
Inventories	88,447	49,307
Prepaid expenses and other current assets	84,109	51,748
Total current assets	1,625,636	2,238,573
Property and equipment, net	151,610	146,516
Goodwill	376,389	376,389
Other intangible assets, net	91,650	118,978
Other assets, net	91,012	77,839
Total assets	$2,336,297	$2,958,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,676	$47,327
Current portion of convertible debt, net	—	450,599
Deferred revenue and returns liability	11,705	13,849
Other current liabilities	112,320	157,052
Total current liabilities	205,701	668,827
Convertible debt, net	529,062	—
Other non-current liabilities	49,890	77,044
Total liabilities	784,653	745,871
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 33,530 and 38,481 shares issued and outstanding at October 1, 2022 and January 1, 2022, respectively	3	4
Retained earnings	1,568,108	2,214,839
Accumulated other comprehensive loss	(16,467)	(2,419)
Total stockholders’ equity	1,551,644	2,212,424
Total liabilities and stockholders’ equity	$2,336,297	$2,958,295

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Revenues	$269,817	$184,831	$766,781	$512,180
Cost of revenues	104,232	75,322	281,521	214,619
Gross profit	165,585	109,509	485,260	297,561
Operating expenses:
Research and development	84,624	72,656	245,677	201,503
Selling, general and administrative	50,738	46,128	144,398	131,535
Operating expenses	135,362	118,784	390,075	333,038
Operating income (loss)	30,223	(9,275)	95,185	(35,477)
Other income (expense):
Interest income and other, net	4,672	1,476	9,616	3,100
Interest expense	(1,527)	(6,595)	(4,874)	(24,405)
Income (loss) from continuing operations before income taxes	33,368	(14,394)	99,927	(56,782)
Provision for income taxes	14,188	9,386	36,871	12,543
Equity-method earnings	1,819	4,040	2,985	5,938
Income (loss) from continuing operations	20,999	(19,740)	66,041	(63,387)
Income from discontinued operations, net of income taxes	—	2,106,796	—	2,183,884

Net income	$20,999	$2,087,056	$66,041	$2,120,497

Basic earnings (loss) per share:
Continuing operations	$0.62	$(0.45)	$1.84	$(1.44)
Net income	$0.62	$48.11	$1.84	$48.08

Diluted earnings (loss) per share:
Continuing operations	$0.60	$(0.45)	$1.79	$(1.44)
Net income	$0.60	$46.76	$1.79	$46.71

Weighted-average common shares outstanding:
Basic	34,079	43,385	35,935	44,103
Diluted	34,779	44,634	36,968	45,394

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Net income	$20,999	$2,087,056	$66,041	$2,120,497
Other comprehensive loss, before tax
Net changes to available-for-sale securities
Unrealized losses arising during the period	(3,359)	(492)	(16,064)	(1,892)
Reclassification for (gains) losses included in net income	56	25	479	(372)

Net changes to cash flow hedges
Unrealized losses arising during the period	(1,574)	(246)	(5,119)	(516)
Reclassification for (gains) losses included in net income	1,821	30	2,913	(290)
Other comprehensive loss, before tax	(3,056)	(683)	(17,791)	(3,070)

Provision (benefit) for income taxes	(644)	(143)	(3,743)	(645)

Other comprehensive loss	(2,412)	(540)	(14,048)	(2,425)

Comprehensive income	$18,587	$2,086,516	$51,993	$2,118,072

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended October 1, 2022	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of July 2, 2022	34,223	$3	$—	$1,619,396	$(14,055)	$1,605,344
Net income	—	—	—	20,999	—	20,999
Other comprehensive loss	—	—	—	—	(2,412)	(2,412)
Stock issuances, net of shares withheld for taxes	15	—	(773)	—	—	(773)
Repurchases of common stock	(708)	—	(15,211)	(72,287)	—	(87,498)
Stock-based compensation	—	—	15,984	—	—	15,984
Balance as of October 1, 2022	33,530	$3	$—	$1,568,108	$(16,467)	$1,551,644

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended October 2, 2021	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of July 3, 2021	44,764	$4	$200,716	$1,027,105	$(71)	$1,227,754
Net income	—	—	—	2,087,056	—	2,087,056
Other comprehensive loss	—	—	—	—	(540)	(540)
Stock issuances, net of shares withheld for taxes	30	—	(1,430)	—	—	(1,430)
Repurchases of common stock	(4,247)	—	(210,204)	(465,971)	—	(676,175)
Stock-based compensation	—	—	10,918	—	—	10,918
Balance as of October 2, 2021	40,547	$4	$—	$2,648,190	$(611)	$2,647,583

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Nine Months Ended October 1, 2022	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 1, 2022	38,481	$4	$—	$2,214,839	$(2,419)	$2,212,424
Cumulative effect of adoption of accounting standard	—	—	—	(59,963)	—	(59,963)
Net income	—	—	—	66,041	—	66,041
Other comprehensive loss	—	—	—	—	(14,048)	(14,048)
Stock issuances, net of shares withheld for taxes	316	—	(8,367)	—	—	(8,367)
Repurchases of common stock	(5,267)	(1)	(34,885)	(652,809)	—	(687,695)
Stock-based compensation	—	—	43,252	—	—	43,252
Balance as of October 1, 2022	33,530	$3	$—	$1,568,108	$(16,467)	$1,551,644

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Nine Months Ended October 2, 2021	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 2, 2021	43,925	$4	$204,359	$993,664	$1,814	$1,199,841
Net income	—	—	—	2,120,497	—	2,120,497
Other comprehensive loss	—	—	—	—	(2,425)	(2,425)
Stock issuances, net of shares withheld for taxes	484	—	(12,774)	—	—	(12,774)
Repurchases of common stock	(4,390)	—	(229,187)	(465,971)	—	(695,158)
Stock-based compensation	—	—	38,350	—	—	38,350
Convertible debt activity	528	—	(748)	—	—	(748)
Balance as of October 2, 2021	40,547	$4	$—	$2,648,190	$(611)	$2,647,583

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1,	October 2,
	2022	2021
Operating Activities
Net income	$66,041	$2,120,497
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of income taxes	—	(2,183,884)
Depreciation of property and equipment	16,514	12,925
Amortization of other intangible assets	27,328	33,971
Amortization of debt discount and debt issuance costs	1,492	17,278
Loss on extinguishment of convertible debt	3	3,370
Stock-based compensation expense	43,213	36,916
Equity-method earnings	(2,985)	(5,938)
Deferred income taxes	(13,126)	(3,132)
Changes in operating assets and liabilities:
Accounts receivable	21,641	22,573
Inventories	(39,100)	(11,320)
Prepaid expenses and other assets	(28,404)	33,536
Accounts payable	26,694	(4,522)
Other current liabilities and income taxes	17,962	(10,981)
Deferred revenue and returns liability	(2,144)	(1,657)
Other non-current liabilities	(7,713)	(11,388)
Net cash provided by operating activities of continuing operations	127,416	48,244

Investing Activities
Purchases of marketable securities	(579,507)	(1,212,572)
Sales of marketable securities	42,952	194,492
Maturities of marketable securities	597,399	173,924
Purchases of property and equipment	(20,057)	(19,468)
Purchases of other assets	—	(578)
Net cash provided by (used in) investing activities of continuing operations	40,787	(864,202)

Financing Activities
Payments on debt	(21)	(140,572)
Repurchases of common stock	(681,695)	(688,373)
Payment of taxes withheld for vested stock awards	(14,732)	(21,393)
Proceeds from the issuance of common stock	6,366	8,619
Net cash used in financing activities of continuing operations	(690,082)	(841,719)

Discontinued Operations
Operating activities	(69,467)	69,685
Investing activities	—	2,747,684
Net cash provided by (used in) discontinued operations	(69,467)	2,817,369

Increase (decrease) in cash and cash equivalents	(591,346)	1,159,692
Cash and cash equivalents at beginning of period	1,074,623	202,720
Cash and cash equivalents at end of period	$483,277	$1,362,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive income, stockholders’ equity and cash flows. The Condensed Consolidated Balance Sheet as of January 1, 2022 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended October 1, 2022 are not necessarily indicative of the results to be expected for the full year.

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

The primary impact of the Company’s adoption of ASU 2020-06 was to increase the carrying value of its convertible debt, representing the unamortized debt discount, and reduce deferred tax liabilities related to convertible debt. The adoption reduced reported interest expense recorded in connection with convertible debt, which increased basic earnings per share and diluted earnings per share by $0.12 and $0.12, respectively, for the three months ended October 1, 2022, and by $0.34 and $0.33, respectively, for the nine months ended October 1, 2022.

2.Discontinued Operations

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

The following table presents the financial results of the infrastructure and automotive business (the “discontinued operations”) in the Company’s Condensed Consolidated Statements of Income (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	October 2,	October 2,
	2021	2021
Revenues	$28,203	$233,915
Costs of revenues	11,891	95,800
Operating expenses	(496)	46,512
Operating income from discontinued operations	16,808	91,603
Gain on sale of discontinued operations	2,423,161	2,423,161
Income from discontinued operations before income taxes	2,439,969	2,514,764
Provision for income taxes	333,173	330,880
Income from discontinued operations	$2,106,796	$2,183,884

Income from discontinued operations per share:
Basic	$48.56	$49.52
Diluted	$47.20	$48.11

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2.Discontinued Operations (Continued)

Continuing Involvement

In connection with the closing of the sale, the Company entered into certain ancillary agreements with Skyworks, including a Transition Services Agreement (“TSA”). Through the TSA, the Company has subleased certain premises to Skyworks and will provide or provides various temporary support services for three to eighteen months after the close of the transaction, depending on the service provided. Although the services provided under the TSA will generate continuing cash flows between the Company and Skyworks for the duration of the TSA, the amounts have not been nor are expected to be material to the ongoing operations of either entity. Fees received by the Company under the TSA were approximately $4.8 million for the nine months ended October 1, 2022.

3.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Income (loss) from continuing operations	$20,999	$(19,740)	$66,041	$(63,387)

Shares used in computing basic earnings (loss) per share	34,079	43,385	35,935	44,103

Effect of dilutive securities:
Stock-based awards and convertible debt	700	—	1,033	—
Shares used in computing diluted earnings (loss) per share	34,779	43,385	36,968	44,103

Earnings (loss) per share:
Basic	$0.62	$(0.45)	$1.84	$(1.44)
Diluted	$0.60	$(0.45)	$1.79	$(1.44)

Diluted shares for the three and nine months ended October 2, 2021 excluded 1.2 million and 1.3 million shares, respectively, due to the Company’s loss from continuing operations for the periods.

The Company has irrevocably elected to settle the principal amount of its convertible senior notes in cash and intends to settle any excess value in shares in the event of a conversion. For the three months ended October 1, 2022 and October 2, 2021 and the nine months ended October 1, 2022 and October 2, 2021, approximately 0.4 million, 0.7 million, 0.7 million and 0.8 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements
	at October 1, 2022 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	Total
Assets:
Cash equivalents:
Money market funds	$301,640	$—	$301,640
Government debt securities	12,988	—	12,988
Corporate debt securities	—	27,230	27,230
Total cash equivalents	$314,628	$27,230	$341,858

Short-term investments:
Government debt securities	$207,560	$99,051	$306,611
Corporate debt securities	—	586,520	586,520
Total short-term investments	$207,560	$685,571	$893,131

Total	$522,188	$712,801	$1,234,989

	Fair Value Measurements
	at January 1, 2022 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$845,740	$—	$—	$845,740
Corporate debt securities	—	3,552	—	3,552
Government debt securities	—	2,950	—	2,950
Total cash equivalents	$845,740	$6,502	$—	$852,242

Short-term investments:
Government debt securities	$71,509	$119,612	$—	$191,121
Corporate debt securities	—	773,461	—	773,461
Total short-term investments	$71,509	$893,073	$—	$964,582

Other assets, net:
Auction rate securities	$—	$—	$4,980	$4,980
Total	$—	$—	$4,980	$4,980

Total	$917,249	$899,575	$4,980	$1,821,804

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.	Fair Value of Financial Instruments (Continued)

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

Contractual maturities of investments

The Company’s investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at October 1, 2022 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$611,264	$601,513
Due after one year through ten years	315,952	307,056
Due after ten years	24,780	24,780
	$951,996	$933,349

Available-for-sale investments

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of October 1, 2022	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$225,388	$(3,880)	$55,508	$(2,599)	$280,896	$(6,479)
Corporate debt securities	470,762	(9,524)	104,386	(2,647)	575,148	(12,171)
	$696,150	$(13,404)	$159,894	$(5,246)	$856,044	$(18,650)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of January 1, 2022	Value	Losses	Value	Losses	Value	Losses
Government debt securities	$126,957	$(750)	$—	$—	$126,957	$(750)
Corporate debt securities	418,917	(1,451)	326	(1)	419,243	(1,452)
Auction rate securities	—	—	4,980	(1,020)	4,980	(1,020)
	$545,874	$(2,201)	$5,306	$(1,021)	$551,180	$(3,222)

The gross unrealized losses as of October 1, 2022 were due primarily to changes in market interest rates. The gross unrealized losses as of January 1, 2022 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4.	Fair Value of Financial Instruments (Continued)

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of October 1, 2022, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At October 1, 2022 and January 1, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes the activity in Level 3 financial instruments for the nine months ended October 1, 2022 (in thousands):

Assets

Nine Months
Auction Rate Securities	Ended
Beginning balance	$4,980
Sales (1)	(6,000)
Loss recognized in earnings	300
Gain included in other comprehensive loss	720
Balance at October 1, 2022	$—

(1)On May 31, 2022, the Company sold its prior remaining holding of auction-rate securities for $5.7 million.

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of October 1, 2022 and January 1, 2022, the fair value of the notes was $636.2 million and $944.3 million, respectively.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Euro, Hungarian Forint, Indian Rupee and Norwegian Krone. As of October 1, 2022, the contracts had maturities of one to three months and an aggregate notional value of $16.3 million. Gains and losses expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive loss and amounts reclassified from accumulated other comprehensive loss into earnings were not material for any of the periods presented.

6.	Supplemental Information

The following shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	October 1,	January 1,
	2022	2022
Work in progress	$65,161	$36,078
Finished goods	23,286	13,229
	$88,447	$49,307

Lease income

The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $5.4 million and $3.1 million during the nine months ended October 1, 2022 and October 2, 2021, respectively.

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

The 2025 Notes were classified as current liabilities at January 1, 2022 due to the Sales Price Trigger condition being met on January 1, 2022. The Sales Price Trigger condition has not been met during the nine months ended October 1, 2022, therefore the net carrying amount of the 2025 Notes is now classified as a non-current liability.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.	Debt (Continued)

The carrying amount of the 2025 Notes consisted of the following (in thousands):

	October 1,	January 1,
	2022	2022
Liability component
Principal	$534,980	$535,000
Unamortized debt discount	—	(78,519)
Unamortized debt issuance costs	(5,918)	(5,882)
Net carrying amount	$529,062	$450,599

Equity component
Net carrying amount	$—	$107,928

The liability component of the 2025 Notes is recorded in convertible debt on the Consolidated Balance Sheet. Prior to the Company’s adoption of ASU 2020-06, the equity component of the 2025 Notes was recorded in stockholders’ equity. The effective interest rate for the liability component was 5.336%. As of October 1, 2022, the remaining period over which the debt issuance costs will be amortized was 2.7 years.

Interest expense related to the notes was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Contractual interest expense	$826	$836	$2,511	$2,835
Amortization of debt discount	—	5,076	—	16,005
Amortization of debt issuance costs	498	380	1,492	1,273
	$1,324	$6,292	$4,003	$20,113

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of October 1, 2022, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of October 1, 2022, no amounts were outstanding on the credit facility.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8.	Commitments and Contingencies

Litigation

On August 11, 2022, August 26, 2022 and October 11, 2022, Bell Semiconductor, LLC (“Bell”) filed three separate patent infringement actions against the Company in the U.S. District Court for the District of Massachusetts. Bell alleges in these actions that four U.S. patents are infringed by the use of certain computer-aided-design (CAD) tools to design integrated circuits. The patents in these suits are U.S. Patent Nos. 7,007,259, 7,149,989, 7,260,803 and 7,396,760. In each of these actions, Bell seeks unspecified damages, attorney fees and a permanent injunction. On October 14, 2022, Bell filed a complaint with the U.S. International Trade Commission (“ITC”) alleging violations of Section 337 of the Tariff Act of 1930 based on alleged importation of articles and components that infringe U.S. Patent No. 7,396,760. The ITC complaint seeks institution of an investigation and an exclusion order to prevent the importation and sale of allegedly infringing products in the U.S. The Company intends to vigorously defend against these allegations. Bell has brought similar claims against Skyworks Solutions, Inc. (“Skyworks”), and Skyworks has requested indemnification from the Company under the Asset Purchase Agreement dated April 22, 2021. The Company is unable to predict the outcome of these matters due to the many uncertainties associated with such actions, nor is it able to reasonably estimate the amount or range of possible losses, if any. As of October 1, 2022, no loss contingencies have been accrued for these matters in the Company’s Condensed Consolidated Financial Statements.

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

The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Industrial & Commercial	$145,661	$93,339	$416,475	$261,475
Home & Life	124,156	91,492	350,306	250,705
	$269,817	$184,831	$766,781	$512,180

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended October 1, 2022 and October 2, 2021 and the nine months ended October 1, 2022 and October 2, 2021, the Company recognized revenue of $4.5 million, $10.0 million, $30.7 million and $10.9 million, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company's revenue by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Distributors	$217,355	$148,773	$621,563	$414,692
Direct customers	52,462	36,058	145,218	97,488
	$269,817	$184,831	$766,781	$512,180

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.	Stock-Based Compensation

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Cost of revenues	$288	$261	$834	$696
Research and development	8,788	7,071	23,482	18,190
Selling, general and administrative	6,874	6,964	18,897	18,030
	15,950	14,296	43,213	36,916
Income tax (provision) benefit	1,230	(627)	4,444	632
Share-based compensation – continuing operations	14,720	14,923	38,769	36,284
Share-based compensation – discontinued operations, net	—	(4,115)	—	(1,006)
Total	$14,720	$10,808	$38,769	$35,278

The Company had approximately $123.4 million of total unrecognized compensation cost related to equity grants as of October 1, 2022 that is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

11.	Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences. Income tax expense was $14.2 million and $9.4 million for the three months ended October 1, 2022 and October 2, 2021, resulting in effective tax rates of 40.3% and (90.7)%, respectively. Income tax expense was $36.9 million and $12.5 million for the nine months ended October 1, 2022 and October 2, 2021, resulting in effective tax rates of 35.8% and (24.7)%, respectively. The increase in the effective tax rate for the three and nine months ended October 1, 2022 was primarily due to the recognition of certain tax benefits for the three and nine months ended October 2, 2021 in discontinued operations under FASB ASU 2019-12, Simplifying the Accounting for Income Taxes, and the required adoption of new U.S. tax rules regarding the capitalization of research and experimental costs in the current fiscal year.

Under ASU 2019-12, the income tax benefit of a loss from continuing operations should be recognized in discontinued operations if the Company would be unable to benefit from the loss without considering the income from discontinued operations. As such, tax benefits associated with losses incurred for the three and nine months ended October 2, 2021 were recognized in discontinued operations.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11.	Income Taxes (Continued)

Uncertain Tax Positions

As of October 1, 2022, the Company had gross unrecognized tax benefits, inclusive of interest, of $4.6 million, all of which would affect the effective tax rate if recognized. During the nine months ended October 1, 2022, the Company did not release any unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 - 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $13.1 million, additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2022 will have 52 weeks and fiscal 2021 had 52 weeks. Our third quarter of fiscal 2022 ended October 1, 2022. Our third quarter of fiscal 2021 ended October 2, 2021.

Impact of COVID-19

The COVID-19 pandemic has impacted the global economy, disrupting our operations, global supply chains and the operations of our customers. We implemented a response plan and continued operations while largely transitioning our global workforce to a remote work model. We have reopened offices in all of our locations, subject to local regulations. The third parties that perform our semiconductor manufacturing, assembly, packaging and testing have generally remained operational. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Current Period Highlights of Continuing Operations

Revenues increased $85.0 million in the recent quarter compared to the third quarter of fiscal 2021 due to increased revenues from both our Industrial & Commercial products and Home & Life products. Gross profit increased $56.1 million during the same period due primarily to increased product sales. Gross margin increased to 61.4% in the recent quarter compared to 59.2% in the third quarter of fiscal 2021 due to variations in product mix and increases in the price of our products. Operating expenses increased by $39.5 million in the recent quarter compared to the third quarter of fiscal 2021 due primarily to increased personnel-related expenses and outside services. Operating income (loss) in the recent quarter was $30.2 million compared to $(9.3) million in the third quarter of fiscal 2021.

We ended the third quarter with $1.4 billion in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $127.4 million during the recent nine-month period. Accounts receivable were $76.7 million at October 1, 2022, representing 26 days sales outstanding (DSO). Inventory was $88.4 million at October 1, 2022, representing 76 days of inventory (DOI). In the third quarter, we acquired 0.7 million shares of our common stock for $87.5 million.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and integration. In the first nine months of fiscal 2022, we introduced a portfolio of Matter development solutions providing support for Matter over Wi-Fi®, Matter over Thread, Bluetooth® Low Energy (LE) commissioning, and Matter bridges to Zigbee® and Z-Wave®; an end-to-end development platform with complete connectivity support for Amazon Sidewalk; a new flagship SoC and power amplifier for Wi-SUN®, the FG25 SoC and EFF01 Front End Module designed to provide a sub-gigahertz transmission range of up to 3 kilometers in dense urban environments with no data loss; our first Wi-Fi 6 and Bluetooth LE SoC family ideal for battery-powered or energy-efficient IoT devices with always-on cloud connectivity; a Bluetooth Location Services solution using accurate, low-power Bluetooth devices to simplify Angle of Arrival (AoA) and Angle of Departure (AoD) location services; and a family of 2.4 GHz wireless SoCs for Bluetooth and multi-protocol operations with a built-in AI and Machine Learning (ML) accelerator, improving performance for AI and ML applications on battery-powered edge devices. We plan to continue introducing products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During the nine months ended October 1, 2022, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the nine months ended October 1, 2022.

The percentage of our revenues derived from outside of the United States was 84% during the nine months ended October 1, 2022. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	38.6	40.8	36.7	41.9
Gross margin	61.4	59.2	63.3	58.1
Operating expenses:
Research and development	31.4	39.3	32.0	39.3
Selling, general and administrative	18.8	24.9	18.9	25.7
Operating expenses	50.2	64.2	50.9	65.0
Operating income (loss)	11.2	(5.0)	12.4	(6.9)
Other income (expense):
Interest income and other, net	1.7	0.8	1.2	0.5
Interest expense	(0.5)	(3.5)	(0.6)	(4.8)
Income (loss) from continuing operations before income taxes	12.4	(7.7)	13.0	(11.2)
Provision for income taxes	5.3	5.1	4.8	2.4
Equity-method earnings	0.7	2.2	0.4	1.2
Income (loss) from continuing operations	7.8	(10.6)	8.6	(12.4)
Income from discontinued operations, net of income taxes	—	1,139.8	—	426.4
Net income	7.8%	1,129.2%	8.6%	414.0%

Revenues

	Three Months Ended				Nine Months Ended
	October 1,	October 2,		%	October 1,	October 2,		%
(in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Industrial & Commercial	$145.6	$93.3	$52.3	56.1%	$416.5	$261.5	$155.0	59.3%
Home & Life	124.2	91.5	32.7	35.7%	350.3	250.7	99.6	39.7%
	$269.8	$184.8	$85.0	46.0%	$766.8	$512.2	$254.6	49.7%

The increase in revenues in the recent three-month period was due to increased revenues of $52.3 million from our Industrial & Commercial products and $32.7 million from our Home & Life products. The increase in revenues in the recent nine-month period was due to increased revenues of $155.0 million from our Industrial & Commercial products and $99.6 million from our Home & Life products. Unit volumes of our products increased during the three and nine months ended October 1, 2022 while average selling prices increased substantially compared to the three and nine months ended October 2, 2021. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
(in millions)	2022	2021	Change	2022	2021	Change
Gross profit	$165.6	$109.5	$56.1	$485.3	$297.6	$187.7
Gross margin	61.4%	59.2%	2.2%	63.3%	58.1%	5.2%

Gross profit increased during the recent three- and nine- month periods due primarily to increased product sales. The increase in gross profit in the recent periods was due to increases in gross profit for our Industrial & Commercial products and Home & Life products. Gross margin increased primarily due to variations in product mix and increases in the price of our products. Increased product demand and production capacity constraints have increased the selling price and costs of our products, and has resulted in period-to-period fluctuations in our gross margin. We expect the prices we pay for inventory to continue to increase in future periods and that this will reduce our gross margins.

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

Research and Development

	Three Months Ended				Nine Months Ended
	October 1,	October 2,		%	October 1,	October 2,		%
(in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Research and development	$84.6	$72.7	$11.9	16.5%	$245.7	$201.5	$44.2	21.9%
Percent of revenue	31.4%	39.3%			32.0%	39.3%

The increase in research and development expense in the three-month period was primarily due to increases of $12.1 million for personnel-related expenses. The increase in research and development expense in the nine-month period was primarily due to increases of $38.3 million for personnel-related expenses, $1.7 million for depreciation expense and $1.2 million for new product introduction costs. The decrease in research and development expense as a percent of revenues in the current periods was due to our increased revenues. We expect that research and development expense will remain relatively stable in absolute dollars in the fourth quarter of fiscal 2022.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
	October 1,	October 2,		%	October 1,	October 2,		%
(in millions)	2022	2021	Change	Change	2022	2021	Change	Change
Selling, general and administrative	$50.7	$46.1	$4.6	10.0%	$144.4	$131.5	$12.9	9.8%
Percent of revenue	18.8%	24.9%			18.9%	25.7%

The increase in selling, general and administrative expense in the three- and nine-month periods was primarily due to increases of $2.8 million and $9.2 million, respectively, for personnel-related expenses, and $1.7 million and $3.0 million, respectively, for outside services. The decrease in selling, general and administrative expense as a percent of revenues in the current periods was due to our increased revenues. We expect that selling, general and administrative expense will decrease in absolute dollars in the fourth quarter of fiscal 2022.

Interest Income and Other, Net

Interest income and other, net for the three and nine months ended October 1, 2022 was $4.7 million and $9.6 million, respectively, compared to $1.5 million and $3.1 million for the three and nine months ended October 2, 2021, respectively. The increase in interest income and other, net in the recent three-month period was primarily due to increased interest income earned as a result of higher market interest rates. The increase in interest income and other, net in the recent nine-month period was primarily due to increased interest income earned as a result of higher investment balances and higher market interest rates.

Interest Expense

Interest expense for the three and nine months ended October 1, 2022 was $1.5 million and $4.9 million, respectively, compared to $6.6 million and $24.4 million for the three and nine months ended October 2, 2021, respectively. The decrease in interest expense in the recent three-month period was primarily due to a decrease of $5.1 million in amortization of debt discount as a result of our adoption of ASU 2020-06 in fiscal 2022. The decrease in interest expense in the recent nine-month period was primarily due to a decrease of $16.1 million in amortization of debt discount in the current period and a loss of $3.4 million recorded on the early extinguishment of the remaining 2022 Notes in the prior period. See Note 7, Debt, to the Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
(in millions)	2022	2021	Change	2022	2021	Change
Provision for income taxes	$14.2	$9.4	$4.8	$36.9	$12.5	$24.4
Effective tax rate	40.3%	(90.7)%		35.8%	(24.7)%

The increase in the effective tax rate for the three and nine months ended October 1, 2022 was primarily due to the recognition of certain tax benefits for the three and nine months ended October 2, 2021 in discontinued operations under the ASU 2019-12 and the required adoption of new U.S. tax rules regarding the capitalization of research and experimental costs in the current fiscal year.

Equity-method Earnings

Equity-method earnings for the three and nine months ended October 1, 2022 was $1.8 million and $3.0 million, respectively, compared to $4.0 million and $5.9 million for the three and nine months ended October 2, 2021, respectively. The decrease in equity-method earnings in the recent periods in fiscal 2021 was due a decrease in the unrealized gains on an equity-method investment.

Income from discontinued operations, net of income taxes

	Three Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
(in millions)	2022	2021	Change	2022	2021	Change
Income from discontinued operations, net of income taxes	$—	$2,106.8	$(2,106.8)	$—	$2,183.9	$(2,183.9)

There was no income from prior year discontinued operations in the current periods. Income from discontinued operations for the three and nine months ended October 2, 2021 included revenues of $28.2 million and $233.9 million, income before income taxes of $2.4 billion and $2.5 billion, and income tax provisions of $333.2 million and $330.9 million, respectively. Income from discontinued operations, net of income taxes in the prior three- and nine- month periods included a gain on sale of $2.1 billion, net of tax.

Business Outlook

The following represents our business outlook for the fourth quarter of fiscal 2022.

Income Statement Item	Estimate

Revenues	$245 million to $255 million

Gross margin	60%

Operating expenses	$132 million

Effective tax rate	35%

Diluted earnings per share	$0.35 to $0.45

Liquidity and Capital Resources

Our principal sources of liquidity as of October 1, 2022 consisted of $1.4 billion in cash, cash equivalents and short-term investments, of which approximately $0.9 billion was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, variable rate demand notes and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, commercial paper and Yankee bonds; and money market funds.

Operating Activities

Net cash provided by operating activities was $127.4 million during the nine months ended October 1, 2022, compared to net cash provided of $48.2 million during the nine months ended October 2, 2021. Operating cash flows during the nine months ended October 1, 2022 reflect our net income of $66.0 million, adjustments of $72.5 million for depreciation, amortization, stock-based compensation, equity-method earnings and deferred income taxes, and a net cash outflow of $11.1 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $76.7 million at October 1, 2022 from $98.3 million at January 1, 2022. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO was 26 days at October 1, 2022 and 42 days at January 1, 2022.

Inventory increased to $88.4 million at October 1, 2022 from $49.3 million at January 1, 2022. Our inventory levels will vary based on the availability of supply, and to a lesser extent, the impact of variations between forecasted demand used for purchasing inventory and actual demand. Increased product demand and higher product costs have increased the value of the inventory we hold. Our DOI was 76 days at October 1, 2022 and 55 days at January 1, 2022.

Investing Activities

Net cash provided by investing activities was $40.8 million during the nine months ended October 1, 2022, compared to net cash used of $864.2 million during the nine months ended October 2, 2021. The decrease in cash outflows was principally due to a decrease in cash outflows of $905.0 million from net purchases, sales and maturities of marketable securities in the current period.

Financing Activities

Net cash used in financing activities was $690.1 million during the nine months ended October 1, 2022, compared to net cash used of $841.7 million during the nine months ended October 2, 2021. The decrease in cash outflows was principally due to a decrease of $140.6 million in payments on debt in the current period.

Discontinued Operations

Net cash used in discontinued operations was $69.5 million during the nine months ended October 1, 2022, compared to net cash provided of $2.8 billion during the nine months ended October 2, 2021. The decrease in cash inflows was principally due to $2.75 billion in proceeds from the sale of our infrastructure and automotive business in the prior period and payments of $69.5 million for income taxes on the gain on sale in the current period.

Debt

As of October 1, 2022, our debt included $535 million principal amount of convertible senior notes (the “2025 Notes”). We also had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On January 2, 2022, we irrevocably elected cash settlement for the principal amount of the 2025 Notes.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of October 1, 2022 would decrease our future annual interest income by approximately $12.5 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of October 1, 2022. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 1, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended October 1, 2022 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Global Business Risks

We are subject to the cyclical nature of the semiconductor industry, which has been subject to significant fluctuations

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant fluctuations, often connected with, or in anticipation of, maturing product cycles and new product introductions of both semiconductor companies’ and their customers’ products and fluctuations in general economic conditions. Deteriorating general worldwide economic conditions, including reduced economic activity, concerns about credit, interest rates and inflation, increased energy costs, decreased consumer confidence, reduced corporate profits, decreased spending and similar adverse business conditions, would make it very difficult for our customers, our vendors, and us to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to slow spending on our products. In recent months, inflation and interest rates have increased significantly. Such pressures could impact demand for our customers’ end products and increase our costs. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. We cannot predict the timing, strength, or duration of any economic slowdown or economic recovery. If the economy or markets in which we operate deteriorate, our business, financial condition, and results of operations would likely be materially and adversely affected.

Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third-party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our products. Foundry, assembly and test capacity is currently limited due to a spike in semiconductor demand. None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us. The semiconductor industry has recently experienced an economic up-cycle. This recent up-cycle could be followed by a downturn, and historically, such down-cycles have resulted in a decline in overall GDP performance and greater overall uncertainty regarding the economy. If such a downturn occurs, it could have a material adverse effect on our business and operating results.

In addition, the COVID-19 pandemic has caused further global economic uncertainty. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and suppliers, and could impact our business and operating results in the future.

We are a global company, which subjects us to additional business risks including logistical and financial complexity, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the nine months ended October 1, 2022, the percentage of our revenues derived from outside of the United States was 84% (and the revenue associated with end customers in China was 15%, and revenue attributed to China based on shipped-to location was 36%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended October 1, 2022 was $245.7 million, or 32.0% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended October 1, 2022, 81% of our revenue was derived from distributors (and 49% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers. In addition, a significant portion of the assembly and testing of our products occurs in South Korea. Any disruption resulting from these events, including the COVID-19 pandemic, could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor. If the COVID-19 pandemic significantly disrupts the manufacture, shipment and sales of our products or the products of our customers, this may materially negatively impact our operating results for subsequent periods. For example, if travel restrictions or business shutdowns or slowdowns occur for an extended period of time in Taiwan, South Korea or the other countries in which our current manufacturers, assemblers, test service providers, distributors and customers are located, we may experience delays in product production, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions.

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

The following table summarizes repurchases of our common stock during the three months ended October 1, 2022 (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
July 3 2022 – July 30, 2022	—	$—	—	$250,000

July 31, 2022 – August 27, 2022	—	$—	—	$250,000

August 28, 2022 – October 1, 2022	708	$123.32	708	$362,673
Total	708	$123.32	708

Our share repurchase program authorized repurchases up to $250 million through December 2023. On August 29, 2022, our Board of Directors increased the authorization amount to $450 million. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

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

SILICON LABORATORIES INC.

October 26, 2022	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

October 26, 2022	/s/ John C. Hollister

Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 26, 2022	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)