Form 10-K
period 2022-12-31
SILICON LABORATORIES INC.
filed 2023-02-01
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 1, 2022) was approximately $4.3 billion (assuming, for this purpose, that only directors and officers are deemed affiliates).

There were 31,899,142 shares of the registrant’s common stock issued and outstanding as of January 24, 2023.

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

Part I

Item 1.    Business

Overview

Silicon Laboratories Inc. is a leader in secure, intelligent wireless technology for a more connected world. Our integrated hardware and software platform, intuitive development tools, industry-leading ecosystem, and robust support help customers build advanced industrial, commercial, home, and life applications. We make it easy for developers to solve complex wireless challenges throughout the product lifecycle and get to market quickly with innovative solutions that transform industries, grow economies, and improve lives.

We are pioneers in wireless innovation and have spent the last two decades simplifying the complexity of radio frequency (“RF”) from silicon to cloud. Our leading Internet of Things (“IoT”) platform helps customers quickly create secure, intelligent connected devices. Our team and technology assist customers to build connected devices that measurably solve development challenges, including energy efficiency, and enable applications that support better health, innovative infrastructure and sustainable cities.

Our semiconductor devices leverage standard complementary metal oxide semiconductor (“CMOS”), a low-cost, widely available process technology. The use of CMOS technology enables smaller, more cost-effective, and energy-efficient solutions. Our software expertise allows us to develop products for markets where intelligent data capture, high-performance processing, and communication are increasingly important product differentiators. We also focus design and engineering efforts on technologies that simplify and accelerate adoption by customers of security features engineered into our silicon chips. Our expertise in analog-intensive, mixed-signal IC design in CMOS and software development allows us to develop new and innovative products that are highly integrated and secure, simplifying our customers’ designs and improving their time-to-market.

Industry Background

Intelligence is being added to electronic systems to enable internet connectivity, power efficiency, monitoring of health, safety and consumption of precious resources and an improved user experience. This in turn is increasing the demand for bandwidth, requiring more infrastructure to support higher-performance networks. The nearly ubiquitous availability of internet access and the increasing intelligence of electronic devices and mobility are enabling what is called the Internet of Things, a term that describes the exponential increase in IP-enabled devices connected to the internet.

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

Simultaneously, these manufacturers face accelerating time-to-market demands and must rapidly adapt to evolving industry standards and new technologies. Because analog-intensive, mixed-signal design expertise is difficult to find, these manufacturers increasingly are turning to third parties, like us, to provide advanced mixed-signal solutions. Mixed-signal design requires specific expertise and relies on creative, experienced engineers to deliver solutions that optimize speed, power, and performance, despite the noisy digital environment, and within the constraints of standard manufacturing processes. The development of this design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

Many IC solution providers lack sufficient analog expertise to develop compelling mixed-signal products. As a result, manufacturers of electronic devices value providers that can supply them with mixed-signal solutions offering greater functionality, smaller size, and lower power requirements at a reduced cost and shorter time-to-market.

Products

We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the IoT. We have built a leading wireless development platform and product portfolio for the IoT based on Bluetooth®, sub-GHz proprietary technologies, Thread, Wi-Fi®, Zigbee® and Z-Wave®. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competing products into a single chip, chipset or system-on-chip (SoC). By doing so, we create products that, when compared to many competing products, offer the following benefits:

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

Revenues during fiscal 2022, 2021 and 2020 were generated predominately by sales of our mixed-signal products. The following summarizes the products that we have introduced to customers:

Wireless Microcontrollers and Sensor Products

Our EFM32™, EFM8™, 8051, wireless MCUs and wireless SoCs are based on numerous wireless protocols, including Bluetooth, sub-GHz proprietary technologies, Thread, Wi-Fi, Zigbee and Z-Wave technologies. Our family of products are ideally suited to ultra-low power IoT embedded systems that include energy friendly 8-bit mixed-signal microcontrollers, ultra-low power 32-bit microcontroller and wireless MCU connectivity solutions using the ARM® Cortex-M0+/M3/M4 and newer M33 cores. Single and multi-protocol SoC devices and modules provide flexible, highly integrated solutions designed to meet demanding requirements of IoT applications. The introduction of our Series 2 portfolio provides a greater focus on updatable device security which is becoming vital to the evolution and success of IoT. We bring enhanced capability to the industry protecting user data, system keys and manufacturer brands from malicious threats both hands-on and internet-based. Our broad portfolio addresses a variety of target markets.

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

We group our products as Industrial & Commercial or Home & Life based on the target markets they address. These markets and their corresponding applications are described below:

Target Market	Applications

Industrial & Commercial

Industrial IoT

The Industrial IoT market is highly fragmented with a diverse collection of products and applications. Leveraging the Industrial IoT allows companies to increase production and efficiency, understand and improve processes, and predict faults in processes before downtime occurs. Industrial IoT solutions address energy efficiency, operation excellence and smart usage of commercial spaces. Our industrial IoT solutions simplify human-machine interfaces and access controls; add wireless connectivity to commercial luminaires, sensors and controls; implement HVAC sensor and actuator networks in commercial buildings; provide increased convenience to electrical providers and consumers through submetering: improve maintenance routines using IoT predictive maintenance; and drive greater energy efficiency and safety with smart circuit breakers.

- Industrial automation and control - Smart buildings - Access control - HVAC control - Industrial wearables - Industrial power tools

Smart Cities

Cities are now using digitization and wireless technology to increase service capacity while decreasing carbon emissions. By leveraging smart city solutions, cities monitor municipal assets in real-time and residents actively track their energy consumption. Our smart city solutions enable cities to operate smarter, produce and distribute energy more efficiently, and prioritize renewable energy.

- Smart metering - Smart street lighting - Renewable energy - Electric vehicle supply equipment - Smart agriculture

Commercial IoT

Commercial IoT, such as smart retail solutions, can increase retailer efficiency, reduce labor costs and provide consumer insights by merging digital online e-commerce and physical stores into an omnichannel experience. Our smart retail solutions, such as electronic shelf labels, increase productivity and profitability via centralized and dynamic price management without the labor-intensive manual price updates. Our smart lighting solutions use wireless access points to enable indoor location services which track assets and consumer behavior and speed up click-and-collect ordering.

- Asset tracking - Smart lighting - Electronic shelf labels - Theft protection - Enterprise access points

Home & Life

Smart Home

Smart home devices provide functional, energy-efficient living spaces with secure, reliable, and robust wireless smart home solutions. Sensors collect real-time data continuously to automate lighting, heating, and appliances, minimizing energy consumption while maximizing convenience. Our smart home solutions provide the functionality consumers demand while delivering features that accelerate adoption - privacy, simplicity, and performance.

- Home automation/security systems - Smart speaker - Smart lighting - HVAC control - Smart cameras - Smart appliances - Smart home sensing

Target Market	Applications

Connected Health

Smart medical devices, such as pulse oximeters, ECG monitors, and fitness wearables, make healthcare more accessible and are improving lives around the world. Crowded RF environments, regulatory requirements, and security make development of these connected medical devices challenging for device manufacturers. Our low-power, high-performance wireless SoCs and modules simplify this process and accelerate time-to-market to develop secure, reliable, smart medical devices.

- Consumer health & fitness (wearables) - Connected medical products - Medical instrumentation - Patient monitoring

Customers, Sales and Marketing

We market our products through our direct sales force and through a network of independent sales representatives and distributors. Direct and distribution customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. During fiscal 2022, our ten largest end customers accounted for 20% of our revenues. We had no customer that represented more than 10% of our revenues during this period. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we sell the products to, and are paid by distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, represented 33% and 17% of our revenues during fiscal 2022, respectively.

We maintain numerous sales offices in Asia, the Americas and Europe. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 83% in fiscal 2022.

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

Research and development expenses were $332.3 million, $273.2 million and $235.2 million in fiscal 2022, 2021 and 2020, respectively.

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

Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2022, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2023.

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

Intellectual Property

Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 31, 2022, we had 1,459 issued or pending United States and foreign patents. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents in our patent portfolio vary. There can be no assurance that patents will ever be issued with respect to our patent applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

Human Capital

Our success depends on our ability to continue to attract, retain and motivate qualified employees, particularly highly skilled analog and mixed-signal engineers and senior management personnel. We strive to meet this objective by offering competitive compensation and benefits in a diverse, inclusive, equitable and safe workplace, with opportunities for our employees to grow and develop in their careers.

As of December 31, 2022, we employed 1,964 people, of whom 67% were in engineering roles. Women represented 22% of our workforce and men represented 78%. We are a multi-national and multi-ethnic workforce, with sites and employees in more than a dozen countries. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. We actively promote representation in our organization and equity in our recruitment, development, promotion and compensation practices. We have focused attention on improving our environmental, social and governance (“ESG”) metrics. We included diversity, equity and inclusion (“DEI”) metrics as a component of senior management bonuses for fiscal 2022. These principles are also reflected in our employee training, in particular with respect to our policies against harassment, discrimination and the elimination of bias in the workplace.

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

We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and properly managing the transition of key roles when they occur. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We use employee surveys to better understand and improve the employee experience and identify opportunities to continually strengthen our work philosophy. We use employee feedback to drive and improve processes and ensure a deep understanding of our culture and vision among our employees. We believe the development of our company culture, along with competitive compensation, career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. During fiscal 2022, our voluntary employee turnover rate was 9%.

The health and safety of our employees is of utmost important to us. We offer comprehensive benefits to protect the health of our employees and their families as well as their way of life. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. We have taken additional health and safety measures due to the COVID-19 pandemic and will continue to adjust these as needed based upon health authority guidelines.

Corporate Social Responsibility

As a global corporate citizen, we are committed to advancing responsible and sustainable operations throughout our supply chain. We live by our promise to “do the right thing” for our employees, customers, shareholders, communities, and the planet. We strive to minimize resource use and reduce our environmental impact by designing smaller and more energy-efficient products, conserving energy and precious resources, and investing in sustainable technologies and energy conservation practices. We believe our products enable sustainable IoT solutions across home, medical, industrial and commercial environments, including air pollution and waste management monitoring, water integrity, residential irrigation monitoring, street lighting networks, advanced metering infrastructure and building energy management. Innovative solutions don’t stop at our products – we are also actively supporting research to improve safety, sustainability, and overall quality of life in densifying cities as the founding corporate partner for the Smart City Living Lab at The International Institute of Information Technology in Hyderabad, India.

We demand excellence in our quality and environmental management systems, each respectively certified to ISO 9001:2015 and ISO 14001:2015 standards. We strive to deliver products that meet environmental regulations and requirements and have high standards for our global supply chain partners, prioritizing qualified suppliers who are socially and environmentally progressive. In 2022, we joined the Responsible Business Alliance® (“RBA®”), an industry coalition dedicated to responsible business conduct in the global supply chain. We support, and require our suppliers to support, the RBA Code of Conduct.

Each year we donate a portion of our annual profits to charitable organizations, allocating global site grants to support local community needs, and providing corporate matching gifts for our US-based employees. We also offer 24 hours of paid time off annually for employees to volunteer in their communities. Our philanthropy program prioritizes financial, volunteer and in-kind support to organizations that are helping to expand technology access and education to underrepresented groups, support advancements in sustainability and energy conservation, and invest in critical community needs where we work and live.

For more information on our ESG commitments and progress, please visit the Environmental, Social and Governance (“ESG”) section of our website at www.silabs.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Governmental Regulations

We are subject to international, federal, state and local regulations that are customary to businesses in the semiconductor industry. Such regulations include:

●	The Restriction of Hazardous Substances Directive (“RoHS”), which restricts the use of certain hazardous substances in electrical and electronic equipment;
●	General Data Protection Regulation (“GDPR”), which provides guidelines for the collection and processing of personal information from individuals who live in the European Union;
●	The U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies and their individual officers from influencing foreign officials with any personal payments or rewards; and
●	Conflict minerals reporting, which imposes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products.

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

Item 1A.    Risk Factors

Global Business Risks

We rely on third parties to manufacture, assemble and test our products, which subjects us to risks of disruptions in our supply chain

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

There are significant risks associated with relying on these third-party foundries and subcontractors, including:

●	Failure by us, our customers or their end customers to qualify a selected supplier;
●	Disruption to our suppliers’ operations due to geopolitical changes, including risks related to deteriorating relations between China and Taiwan;
●	Potential insolvency of the third-party subcontractors;
●	Reduced control over delivery schedules and quality;
●	Limited warranties on wafers or products supplied to us;
●	Potential increases in prices or payments in advance for capacity;
●	Increased need for international-based supply, logistics and financial management;
●	Disruption to our supply chain resulting from cyber-attacks on our suppliers’ information technology systems;

●	Their inability to supply or support new or changing packaging technologies; and
●	Low test yields.

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

Most of the silicon wafers for the products that we have sold were manufactured either by Taiwan Semiconductor Manufacturing Co. (TSMC) or Semiconductor Manufacturing International Corporation (SMIC). Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results. In addition, geopolitical changes in China-Taiwan relations could disrupt TSMC’s operations and impact our third-party assembly subcontractors in Asia. Such a disruption could severely impact our ability to manufacture the majority of our products and as a result, could adversely affect our business, revenues and results of operations.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During fiscal 2022, the percentage of our revenues derived from outside of the United States was 83% (and the revenue associated with end customers in China was 14%, and revenue attributed to China based on shipped-to location was 33%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

●	Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;
●	Protectionist laws and business practices, including trade restrictions, tariffs, export controls, quotas and other trade barriers, including China-U.S. trade policies;
●	Trade tensions, geopolitical uncertainty, or governmental actions, including those arising from the trade dispute between the U.S. and China, may lead customers to favor products from non-US companies which could put us at a competitive disadvantage and result in decreased customer demand for our products and our customers’ products;
●	Rising tensions and deteriorating military, political and economic relations between China and Taiwan could disrupt the operations of our third-party foundry, assembly and test subcontractors, which could severely impact our ability to manufacture the majority of our products and as a result, could adversely affect our business, revenues and results of operations;
●	Restrictions or tariffs imposed on certain countries and sanctions or export controls imposed on customers or suppliers may affect our ability to sell and source our products;
●	Difficulties related to the protection of our intellectual property rights in some countries;
●	Public health crises, such as the COVID-19 pandemic, may affect our international operations, suppliers and customers and we may experience delays in product development, a decreased ability to support our customers and reduced design win activity if the travel restrictions or business shutdowns or slowdowns continue for an extended period of time in any of the countries in which we, our suppliers and our customers operate and do business;
●	Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act, which increased our effective tax rate, in part due to the impact of the requirement to capitalize and amortize foreign research and development expenses beginning in 2022;
●	Longer sales cycles;
●	Greater difficulty in accounts receivable collection and longer collection periods;
●	High levels of distributor inventory subject to price protection and rights of return to us;
●	Political and economic instability;
●	Risks that demand and the supply chain may be adversely affected by military conflict (including between Russia and Ukraine), terrorism, sanctions or other geopolitical events globally;
●	Greater difficulty in hiring and retaining qualified personnel; and
●	The need to have business and operations systems that can meet the needs of our international business and operating structure.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2022 was $332.3 million, or 32.5% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2022, 81% of our revenue was derived from distributors (and 49% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities, the impact to the business of our suppliers or customers and other items identified in our risk factors, all of which are uncertain and cannot be predicted.

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

The principal balance of the convertible senior notes was separated into liability and equity components, which were recorded initially at fair value. The excess of the principal amount of the liability component over its carrying amount represents the debt discount, which was accreted to interest expense over the term of the notes using the effective interest method. Accordingly, we have reported higher interest expense because of the recognition of both the debt discount amortization and the notes’ coupon interest. With our adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), in fiscal 2022, the principal balance of the 2025 Notes is no longer separated between liability and equity components. This resulted in an increase to the carrying value of our convertible debt, representing the unamortized debt discount, with an offsetting reduction in stockholders’ equity.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we own, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 89,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, Canada, China, Denmark, Finland, France, Germany, Hungary, India, Italy, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.

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

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our registration statement (Registration No. 333-94853) under the Securities Act of 1933, as amended, relating to our initial public offering of our common stock became effective on March 23, 2000. Our common stock is quoted on the NASDAQ National Market (NASDAQ) under the symbol “SLAB”. As of January 24, 2023, there were 60 holders of record of our common stock.

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

Company / Index	12/30/17	12/29/18	12/28/19	01/02/21	01/01/22	12/31/22
Silicon Laboratories Inc.	$100.00	$88.90	$131.96	$144.21	$233.77	$153.65
NASDAQ Composite Index	$100.00	$96.41	$133.30	$192.47	$235.15	$158.65
PHLX Semiconductor Index	$100.00	$93.32	$154.13	$235.71	$336.71	$219.26
(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on December 30, 2017, and that all dividends were reinvested. No cash dividends have been declared on our common stock.
(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended December 31, 2022 (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
October 2, 2022 – October 29, 2022	830	$120.26	830	$312,873

October 30, 2022 – November 26, 2022	480	$123.21	480	$253,650

November 27, 2022 – December 31, 2022	297	$137.07	297	$212,977
Total	1,607	$124.25	1,607

Our share repurchase program authorizes repurchases up to $500 million through December 2023. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” and “Risk Factors” above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2022 and 2021 had 52 weeks. Fiscal 2020 had 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2022, 2021 and 2020 ended on December 31, 2022, January 1, 2022 and January 2, 2021, respectively.

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

Current Period Highlights of Continuing Operations

Revenues increased $303.2 million in fiscal 2022 compared to fiscal 2021 due to increased revenues from both our Industrial & Commercial products and Home & Life products. Gross margin increased to 62.7% in fiscal 2022 compared to 59.0% in fiscal 2021 primarily due to increases in the price of our products and variations in product mix. Operating expenses increased $65.1 million in fiscal 2022 compared to fiscal 2021 due primarily to increased personnel-related expenses, outside services, new product introduction costs, depreciation expense, and sales commissions offset in part by a decrease in the amortization of intangible assets. Operating income (loss) in fiscal 2022 was $119.3 million compared to $(32.8) million in fiscal 2021.

We ended fiscal 2022 with $1.2 billion in cash, cash equivalents and short-term investments. Net cash provided by operating activities was $141.3 million during fiscal 2022. Accounts receivable were $71.4 million at December 31, 2022, representing 25 days sales outstanding (DSO). Inventory was $100.4 million at December 31, 2022, representing 90 days of inventory (DOI). In fiscal 2022, we acquired 6.9 million shares of our common stock for $887.6 million.

Through acquisitions and internal development efforts, we have continued to diversify our product portfolio and introduce new products and solutions with added functionality and integration. In fiscal 2022, we introduced a portfolio of Matter development solutions providing support for Matter over Wi-Fi, Matter over Thread, Bluetooth Low Energy (LE) commissioning, and Matter bridges to Zigbee and Z-Wave; an end-to-end development platform with complete connectivity support for Amazon Sidewalk; a new flagship SoC and power amplifier for Wi-SUN®, the FG25 SoC and EFF01 Front End Module designed to provide a sub-gigahertz transmission range of up to 3 kilometers in dense urban environments with no data loss; our first Wi-Fi 6 and Bluetooth LE SoC family ideal for battery-powered or energy-efficient IoT devices with always-on cloud connectivity; a Bluetooth Location Services solution using accurate, low-power Bluetooth devices to simplify Angle of Arrival (AoA) and Angle of Departure (AoD) location services; and a family of 2.4 GHz wireless SoCs for Bluetooth and multi-protocol operations with a built-in AI and Machine Learning (ML) accelerator, improving performance for AI and ML applications on battery-powered edge devices. We plan to continue introducing products that increase the content we provide for existing applications, thereby enabling us to serve markets we do not currently address and expand our total available market opportunity.

During fiscal 2022, 2021 and 2020, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, represented 33% and 17% during fiscal 2022, respectively. Three of our distributors, Arrow Electronics, Edom Technology and Sekorm, represented 28%, 18% and 12% of our revenues during fiscal 2021, and 28%, 19% and 14% of our revenues during fiscal 2020, respectively.

The percentage of our revenues derived from outside of the United States was 83% in fiscal 2022, 86% in fiscal 2021 and 88% in fiscal 2020. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2022	2021	2020
Revenues	100.0%	100.0%	100.0%
Cost of revenues	37.3	41.0	42.3
Gross margin	62.7	59.0	57.7
Operating expenses:
Research and development	32.5	37.9	46.0
Selling, general and administrative	18.6	25.7	32.7
Operating expenses	51.1	63.6	78.7
Operating income (loss)	11.6	(4.6)	(21.0)
Other income (expense):
Interest income and other, net	1.4	0.8	1.8
Interest expense	(0.6)	(4.3)	(6.7)
Income (loss) from continuing operations before income taxes	12.4	(8.1)	(25.9)
Provision (benefit) for income taxes	3.8	1.9	(2.9)
Equity-method earnings	0.3	1.9	0.4
Income (loss) from continuing operations	8.9	(8.1)	(22.6)
Income from discontinued operations, net of income taxes	—	301.8	25.1
Net income	8.9%	293.7%	2.5%

Comparison of Fiscal 2022 to Fiscal 2021

Revenues

	Fiscal Year
(in millions)	2022	2021	Change	% Change
Industrial & Commercial	$573.7	$377.4	$196.3	52.0%
Home & Life	450.4	343.5	106.9	31.1%
	$1,024.1	$720.9	$303.2	42.1%

The increase in revenues in fiscal 2022 was due to increased revenues of $196.3 million from our Industrial & Commercial products and $106.9 million from our Home & Life products. Unit volumes of our products increased while average selling prices increased substantially compared to fiscal 2021. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Fiscal Year
(in millions)	2022	2021	Change
Gross profit	$642.6	$425.4	$217.2
Gross margin	62.7%	59.0%	3.7%

Gross profit increased in fiscal 2022 due primarily to increased product sales. The increase in gross profit in fiscal 2022 was due to increases in gross profit for both of our product groups. Gross margin increased primarily due to increases in the price of our products and variations in product mix. Increased product demand and production capacity constraints have increased the selling price and costs of our products, and has resulted in period-to-period fluctuations in our gross margin. We expect the prices we pay for inventory to continue to increase in future periods and that this will reduce our gross margins.

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

Research and Development

	Fiscal Year
(in millions)	2022	2021	Change	% Change
Research and development	$332.3	$273.2	$59.1	21.6%
Percent of revenue	32.5%	37.9%

The increase in research and development expense in fiscal 2022 was primarily due to increases of $48.6 million for personnel-related expenses, $2.6 million for new product introduction costs and $2.3 million for depreciation expense. The decrease in research and development expense as a percent of revenues in fiscal 2022 was due to our increased revenues. We expect that research and development expense will increase in absolute dollars in the first quarter of 2023 compared to the fourth quarter of 2022.

Selling, General and Administrative

	Fiscal Year
(in millions)	2022	2021	Change	% Change
Selling, general and administrative	$191.0	$185.0	$6.0	3.2%
Percent of revenue	18.6%	25.7%

The increase in selling, general and administrative expense in fiscal 2022 was primarily due to increases of $5.1 million for personnel-related expenses, $4.0 million for outside services, and $1.3 million for sales commissions offset in part by a decrease of $7.1 million for the amortization of intangible assets. The decrease in selling, general and administrative expense as a percent of revenues in fiscal 2022 was due to our increased revenues. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the first quarter of 2023 compared to the fourth quarter of 2022.

Interest Income and Other, Net

Interest income and other, net in fiscal 2022 was $13.9 million compared to $5.7 million in fiscal 2021. The increase in interest income and other, net in fiscal 2022 was primarily due to increased interest income earned as a result of higher market interest rates.

Interest Expense

Interest expense in fiscal 2022 was $6.7 million compared to $31.0 million in fiscal 2021. The decrease in interest expense in fiscal 2022 was primarily due to a decrease of $20.9 million in amortization of debt discount in fiscal 2022 and a loss of $3.4 million recorded on the early extinguishment of our remaining 2022 convertible senior notes in fiscal 2021. See Note 11, Debt, to the Consolidated Financial Statements for additional information.

Provision (Benefit) for Income Taxes

	Fiscal Year
(in millions)	2022	2021	Change
Provision (benefit) for income taxes	$38.5	$13.4	$25.1
Effective tax rate	29.6%	(30.2)%

The increase in the effective tax rate for fiscal 2022 was primarily due to the recognition of certain tax benefits for fiscal 2021 in discontinued operations under the FASB ASU 2019-12, Simplifying the Accounting for Income Taxes, and the required adoption of new U.S. tax rules regarding the capitalization of research and experimental costs in fiscal 2022.

Equity-method Earnings

Equity-method earnings in fiscal 2022 were $3.4 million compared to $13.7 million in fiscal 2021. The decrease in equity-method earnings in fiscal 2022 was due to a decrease in the unrealized gains on an equity-method investment.

Income from discontinued operations, net of income taxes

	Fiscal Year
(in millions)	2022	2021	Change
Income from discontinued operations, net of income taxes	$—	$2,175.3	$(2,175.3)

There was no income from prior year discontinued operations in fiscal 2022. Income from discontinued operations in fiscal 2021 was $2.2 billion, including a gain on sale of $2.1 billion, net of tax.

Business Outlook

The following represents our business outlook for the first quarter of fiscal 2023.

Income Statement Item	Estimate

Revenues	$242 million to $252 million

Gross margin	63%

Operating expenses	$139 million

Effective tax rate	31%

Diluted earnings per share	$0.36 to $0.46

Liquidity and Capital Resources

Our principal sources of liquidity as of December 31, 2022 consisted of $1.2 billion in cash, cash equivalents and short-term investments, of which $0.9 billion was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, variable rate demand notes and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, commercial paper and Yankee bonds; and money market funds.

Operating Activities

Net cash provided by operating activities was $141.3 million during fiscal 2022, compared to net cash provided of $91.2 million during fiscal 2021. Operating cash flows during fiscal 2022 reflect our net income of $91.4 million, adjustments of $97.5 million for depreciation, amortization, stock-based compensation, equity-method earnings and deferred income taxes, and a net cash outflow of $47.6 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $71.4 million at December 31, 2022 from $98.3 million at January 1, 2022. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO was 25 days at December 31, 2022 and 42 days at January 1, 2022.

Inventory increased to $100.4 million at December 31, 2022 from $49.3 million at January 1, 2022. Our inventory levels will vary based on the availability of supply, and to a lesser extent, the impact of variations between forecasted demand used for purchasing inventory and actual demand. Increased product demand and higher product costs have increased the value of the inventory we hold. Our DOI was 90 days at December 31, 2022 and 55 days at January 1, 2022.

Investing Activities

Net cash provided by investing activities was $240.5 million during fiscal 2022, compared to net cash used of $476.7 million during fiscal 2021. The increase in cash inflows was principally due to a decrease in cash outflows of $714.0 million from net purchases, sales and maturities of marketable securities in 2022.

Financing Activities

Net cash used in financing activities was $887.1 million during fiscal 2022, compared to cash used of $1.3 billion during fiscal 2021. The decrease in cash outflows was principally due to a decrease of $266.6 million for repurchases of our common stock and a decrease of $140.6 million in payments on debt in fiscal 2022.

Discontinued Operations

Net cash used in discontinued operations was $69.5 million during fiscal 2022 related to income tax payments, compared to net cash provided of $2.6 billion during fiscal 2021. The decrease in cash inflows was principally due to $2.75 billion in proceeds from the sale of our infrastructure and automotive business in fiscal 2021, offset by a decrease of $183.3 million for incomes tax payments on the gain on sale.

Debt

As of December 31, 2022, our debt included $535 million principal amount of convertible senior notes (the “2025 Notes”). On January 2, 2022, we irrevocably elected cash settlement for the principal amount of the 2025 Notes. We also had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions.

Capital Requirements

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, investments, credit under our credit facility, and cash generated from operations are sufficient to meet our short-term (i.e., over at least the next twelve months) and long-term capital requirements, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

Contractual Obligations

Our purchase obligations primarily include contractual arrangements in the form of purchase orders and purchase commitments with suppliers. As of December 31, 2022, such purchase obligations were $134.2 million. For a description of other contractual obligations, see Note 11, Debt, and Note 12, Leases, to the Consolidated Financial Statements.

Comparison of Fiscal 2021 to Fiscal 2020

A discussion of changes in our results of operations and liquidity and capital resources from fiscal 2020 to fiscal 2021 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the Securities and Exchange Commission on February 2, 2022.

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

Income taxes – We are required to calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we are required to estimate the amount of expected future taxable income. Judgment is inherent in this process, and differences between the estimated and actual taxable income could result in a material impact on our Consolidated Financial Statements.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of December 31, 2022 would decrease our future annual interest income by approximately $11.0 million. Our investment portfolio holdings as January 1, 2022 yielded less than 100 basis points. A decline in yield to zero basis points on our investment portfolio holdings as of January 1, 2022 would decrease our future annual interest income by approximately $3.6 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of December 31, 2022. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-3.

Item 9B.    Other Information

On January 26, 2023, the Compensation Committee of the Board of Directors of the Company approved a form of Performance Stock Units Grant Notice and Global PSU Award Agreement (the “PSU Award Agreement”) under its 2009 Stock Incentive Plan, as amended and restated, attached hereto as Exhibit 10.20.

The PSU Awards will be earned based upon the level of achievement of the following three performance criteria (each as defined in the PSU Award Agreement):

●	3-Year Revenue CAGR (weighted 50%)
●	Year 2 Non-GAAP Operating Income Margin (weighted 25%)
●	Year 3 Non-GAAP Operating Income Margin (weighted 25%)

The PSU Awards are all subject to the terms and conditions of the 2009 Stock Incentive Plan, as amended and restated, and the form of PSU Award Agreement, a copy of which is attached as Exhibit 10.20 to this Form 10-K and incorporated herein by reference.

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

4.7	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act.
10.1*+	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).
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

Exhibit Number

10.11*

Purchase Agreement between Silicon Laboratories Inc. and Goldman, Sachs & Co. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers named therein, dated February 28, 2017 (filed as Exhibit 10.1 to the Form 8-K filed on March 6, 2017).

10.12*+	Silicon Laboratories Inc. Form of CEO Severance Agreement (filed as Exhibit 10.1 to the Form 8-K filed on May 17, 2021).
10.13*+	Silicon Laboratories Inc. Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Form 8-K filed on May 17, 2021).
10.14*+

Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Form 8-K filed on May 17, 2021).

10.15*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan (As Amended and Restated on April 22, 2021) (filed as Exhibit 4.3 to the Form S-8 filed on May 5, 2021).
10.16*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (As Amended and Restated on April 22, 2021) (filed as Exhibit 4.4 to the Form S-8 filed on May 5, 2021).
10.17*+	CEO Transition Agreement between G. Tyson Tuttle and Silicon Laboratories Inc. dated July 27, 2021 (filed as Exhibit 10.1 to the Form 8-K filed on July 28, 2021).
10.18*+

Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.1 to the Form 8-K filed on December 23, 2021).

10.19*+	Silicon Laboratories Inc. 2022 Bonus Plan (filed as Exhibit 10.1 to the Form 8-K filed on January 28, 2022).
10.20+	Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page to this Form 10-K).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Incorporated herein by reference to the indicated filing.

+     Management contract or compensatory plan or arrangement

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 1, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Navdeep S. Sooch	Chairman of the Board	February 1, 2023
Navdeep S. Sooch

/s/ R. Matthew Johnson	President, Chief Executive Officer and Director	February 1, 2023
R. Matthew Johnson	(Principal Executive Officer)

/s/ John C. Hollister	Senior Vice President and Chief Financial Officer	February 1, 2023
John C. Hollister	(Principal Financial Officer)

/s/ Mark D. Mauldin	Chief Accounting Officer	February 1, 2023
Mark D. Mauldin	(Principal Accounting Officer)

/s/ William G. Bock	Director	February 1, 2023
William G. Bock

/s/ Robert Conrad	Director	February 1, 2023
Robert Conrad

/s/ Gregg Lowe	Director	February 1, 2023
Gregg Lowe

/s/ Sherri Luther	Director	February 1, 2023
Sherri Luther

/s/ Nina Richardson	Director	February 1, 2023
Nina Richardson

/s/ Sumit Sadana	Director	February 1, 2023
Sumit Sadana

/s/ William P. Wood	Director	February 1, 2023
William P. Wood

/s/ Christy Wyatt	Director	February 1, 2023
Christy Wyatt

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition of Variable Consideration

Description of the matter

As described in Note 2 of the consolidated financial statements, the transaction price for sales reflects the Company’s expectations about the consideration it will be entitled to receive and may include fixed or variable amounts. Variable consideration primarily includes sales made to distributors under agreements allowing certain rights of return, referred to as stock rotation, and credits issued to the distributor due to price protection. The Company uses significant estimates to determine the expected variable consideration. Variable consideration that does not meet revenue recognition criteria is deferred and a revenue returns liability is recorded. The variable consideration estimate considers both the likelihood of a return and the amount of potential price concession.

Auditing management’s variable consideration estimates relating to the pricing concessions and returns liability was judgmental because the calculations involve subjective management assumptions about the estimates of expected future price concessions and product returns. For example, the estimated variable consideration included in the transaction price reflects management’s evaluation of contractual terms, historical experience, assumptions about future economic conditions and the quantity of products distributors are expected to sell. Changes in those assumptions can have a material effect on the amount of variable consideration recognized.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the measurement and valuation of the variable consideration recognized. For example, we tested controls over management’s review of the variable consideration methodology, the significant assumptions and the historical data utilized in the estimate for assumed expected price concessions and product returns.

To test the variable consideration recognized as revenue we performed audit procedures that included, among others, an evaluation of the Company’s methodology and significant assumptions and estimates and tested the completeness and accuracy of the historical data utilized in the estimates. In our assessment of the methodology, we considered changes in the business, changes in pricing assumptions, and evaluated significant assumptions used by management by comparison to current trends and recent transactions. We also evaluated the accuracy of management’s assumed price concessions and product returns from prior periods by comparing to subsequent actual activity.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.
Austin, Texas
February 1, 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Silicon Laboratories Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Silicon Laboratories Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silicon Laboratories Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Silicon Laboratories Inc. as of December 31, 2022 and January 1, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas
February 1, 2023

Silicon Laboratories Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	January 1,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$499,915	$1,074,623
Short-term investments	692,024	964,582
Accounts receivable, net	71,437	98,313
Inventories	100,417	49,307
Prepaid expenses and other current assets	97,570	51,748
Total current assets	1,461,363	2,238,573
Property and equipment, net	152,016	146,516
Goodwill	376,389	376,389
Other intangible assets, net	84,907	118,978
Other assets, net	94,753	77,839
Total assets	$2,169,428	$2,958,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89,860	$47,327
Current portion of convertible debt, net	—	450,599
Deferred revenue and returns liability	6,780	13,849
Other current liabilities	89,136	157,052
Total current liabilities	185,776	668,827
Convertible debt, net	529,573	—
Other non-current liabilities	49,071	77,044
Total liabilities	764,420	745,871
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 31,994 and 38,481 shares issued and outstanding at December 31, 2022 and January 1, 2022, respectively	3	4
Retained earnings	1,415,693	2,214,839
Accumulated other comprehensive loss	(10,688)	(2,419)
Total stockholders’ equity	1,405,008	2,212,424
Total liabilities and stockholders’ equity	$2,169,428	$2,958,295

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Revenues	$1,024,106	$720,860	$510,928
Cost of revenues	381,549	295,468	216,083
Gross profit	642,557	425,392	294,845
Operating expenses:
Research and development	332,326	273,208	235,185
Selling, general and administrative	190,971	185,022	166,748
Operating expenses	523,297	458,230	401,933
Operating income (loss)	119,260	(32,838)	(107,088)
Other income (expense):
Interest income and other, net	13,915	5,696	9,027
Interest expense	(6,723)	(31,033)	(34,142)
Income (loss) from continuing operations before income taxes	126,452	(58,175)	(132,203)
Provision (benefit) for income taxes	38,450	13,427	(14,602)
Equity-method earnings	3,400	13,728	2,116
Income (loss) from continuing operations	91,402	(57,874)	(115,485)
Income from discontinued operations, net of income taxes	—	2,175,273	128,016

Net income	$91,402	$2,117,399	$12,531

Basic earnings (loss) per share:
Continuing operations	$2.61	$(1.35)	$(2.64)
Net income	$2.61	$49.44	$0.29

Diluted earnings (loss) per share:
Continuing operations	$2.54	$(1.35)	$(2.64)
Net income	$2.54	$47.78	$0.28

Weighted-average common shares outstanding:
Basic	35,086	42,830	43,775
Diluted	36,042	44,315	44,372

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Net income	$91,402	$2,117,399	$12,531
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	(12,562)	(4,338)	1,131
Reclassification for (gains) losses included in net income	2,088	(335)	(510)

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(4,110)	(598)	33
Reclassification for (gains) losses included in net income	4,110	(87)	825
Other comprehensive income (loss), before tax	(10,474)	(5,358)	1,479

Provision (benefit) for income taxes	(2,205)	(1,125)	311

Other comprehensive income (loss)	(8,269)	(4,233)	1,168

Comprehensive income	$83,133	$2,113,166	$13,699

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 28, 2019	43,496	$4	$133,793	$980,608	$646	$1,115,051

Cumulative effect of adoption of accounting standard	—	—	—	525	—	525
Net income	—	—	—	12,531	—	12,531
Other comprehensive income	—	—	—	—	1,168	1,168
Stock issuances, net of shares withheld for taxes	639	—	(3,109)	—	—	(3,109)
Repurchases of common stock	(210)	—	(16,287)	—	—	(16,287)
Stock-based compensation	—	—	60,065	—	—	60,065
Convertible debt activity	—	—	29,897	—	—	29,897
Balance as of January 2, 2021	43,925	4	204,359	993,664	1,814	1,199,841

Net income	—	—	—	2,117,399	—	2,117,399
Other comprehensive loss	—	—	—	—	(4,233)	(4,233)
Stock issuances, net of shares withheld for taxes	548	—	(8,056)	—	—	(8,056)
Repurchases of common stock	(6,520)	—	(253,820)	(896,224)	—	(1,150,044)
Stock-based compensation	—	—	58,264	—	—	58,264
Convertible debt activity	528	—	(747)	—	—	(747)
Balance as of January 1, 2022	38,481	4	—	2,214,839	(2,419)	2,212,424

Cumulative effect of adoption of accounting standard	—	—	—	(59,963)	—	(59,963)
Net income	—	—	—	91,402	—	91,402
Other comprehensive loss	—	—	—	—	(8,269)	(8,269)
Stock issuances, net of shares withheld for taxes	387	—	(3,608)	—	—	(3,608)
Repurchases of common stock	(6,874)	(1)	(56,968)	(830,585)	—	(887,554)
Stock-based compensation	—	—	60,576	—	—	60,576
Balance as of December 31, 2022	31,994	$3	$—	$1,415,693	$(10,688)	$1,405,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Operating Activities
Net income	$91,402	$2,117,399	$12,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Income from discontinued operations, net of income taxes	—	(2,175,273)	(128,016)
Depreciation of property and equipment	22,524	18,051	16,267
Amortization of other intangible assets	34,071	44,505	42,569
Amortization of debt discount and debt issuance costs	2,003	22,767	21,433
Loss on extinguishment of convertible debt	3	3,370	4,060
Stock-based compensation expense	60,510	56,842	49,454
Equity-method earnings	(3,400)	(13,728)	(2,116)
Deferred income taxes	(18,240)	(3,414)	(6,533)
Changes in operating assets and liabilities:
Accounts receivable	26,876	(3,144)	(17,612)
Inventories	(51,044)	(1,510)	9,148
Prepaid expenses and other assets	(31,240)	44,664	(50,664)
Accounts payable	36,797	(7,704)	15,263
Other current liabilities and income taxes	(12,738)	2,109	3,215
Deferred revenue and returns liability	(7,069)	863	(6,694)
Other non-current liabilities	(9,181)	(14,599)	28,856
Net cash provided by (used in) operating activities of continuing operations	141,274	91,198	(8,839)

Investing Activities
Purchases of marketable securities	(607,237)	(1,541,971)	(519,567)
Sales of marketable securities	223,354	250,075	164,968
Maturities of marketable securities	650,946	844,966	332,389
Purchases of property and equipment	(26,525)	(28,577)	(18,088)
Purchases of other assets	—	(1,158)	(1,210)
Acquisitions of businesses, net of cash acquired	—	—	(316,809)
Net cash provided by (used in) investing activities of continuing operations	240,538	(476,665)	(358,317)

Financing Activities
Proceeds from issuance of debt	—	—	845,000
Payments on debt	(21)	(140,572)	(624,737)
Repurchases of common stock	(883,424)	(1,150,044)	(16,287)
Payment of taxes withheld for vested stock awards	(15,387)	(22,239)	(18,124)
Proceeds from the issuance of common stock	11,779	14,183	15,015
Net cash provided by (used in) financing activities of continuing operations	(887,053)	(1,298,672)	200,867

Discontinued Operations
Operating activities	(69,467)	(191,642)	144,557
Investing activities	—	2,747,684	(2,694)
Net cash provided by (used in) discontinued operations	(69,467)	2,556,042	141,863

Increase (decrease) in cash and cash equivalents	(574,708)	871,903	(24,426)
Cash and cash equivalents at beginning of period	1,074,623	202,720	227,146
Cash and cash equivalents at end of period	$499,915	$1,074,623	$202,720

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,427	$5,010	$8,662
Income taxes paid	$132,005	$266,277	$7,217

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements

December 31, 2022

1. Description of Business

Silicon Laboratories Inc. (the “Company”), a Delaware corporation, is a leader in secure, intelligent wireless technology for a more connected world. Our integrated hardware and software platform, intuitive development tools, industry-leading ecosystem, and robust support help customers build advanced industrial, commercial, home, and life applications. The Company provides analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the Internet of Things (IoT) including connected home and security, industrial automation and control, smart metering, smart lighting, commercial building automation, consumer electronics, asset tracking and medical instrumentation. Within the semiconductor industry, the Company is known as a “fabless” company meaning that the integrated circuits (ICs) incorporated in its products are manufactured by third-party foundry semiconductor companies.

On July 26, 2021, the Company sold its infrastructure and automotive business to Skyworks Solutions, Inc for $2.75 billion in cash. The financial results of the infrastructure and automotive business have been presented as discontinued operations in the Consolidated Financial Statements. See Note 3, Discontinued Operations, for additional information.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2022 and 2021 had 52 weeks. Fiscal 2020 had 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2022, 2021 and 2020 ended on December 31, 2022, January 1, 2022 and January 2, 2021, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

December 31, 2022

2. Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash deposits, money market funds and investments in debt securities with original maturities of ninety days or less when purchased.

Investments

The Company’s investments typically have original maturities greater than ninety days as of the date of purchase and are classified as available-for-sale securities. Investments in available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with contractual maturities greater than one year from the date of purchase) are classified as short-term.

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

In addition, the Company has made equity investments in non-publicly traded companies. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company’s proportionate share of income or loss is recorded in equity-method earnings in the Consolidated Statements of Income. The Company has elected to use the measurement alternative under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to value non-marketable equity investments that do not have readily determinable fair values. Under the alternative, these non-marketable equity investments are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes of the same or similar securities in observable transactions. The Company periodically reviews its equity investments for declines in fair value based on the specific identification method and writes down investments to their estimated fair values when it determines that a decline has occurred.

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

December 31, 2022

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

Long-Lived Assets

Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from five to twelve years. Fair values are determined primarily using the income approach, in which the Company projects future expected cash flows and applies an appropriate discount rate.

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

December 31, 2022

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

December 31, 2022

2. Significant Accounting Policies (Continued)

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

Adoption of New Accounting Standard

Convertible Instruments

The Company adopted FASB ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), on January 2, 2022, the first day of its fiscal year ended December 31, 2022. The Company elected the modified retrospective transition method of adoption at the beginning of the period of adoption through a cumulative-effect adjustment. Prior periods have not been adjusted. The following reflects the material changes recorded in connection with the cumulative-effect adjustment (in thousands):

Increase
Financial Statement Line Item	(Decrease)
Current portion of convertible debt, net	$76,991
Other non-current liabilities	$(17,028)
Retained earnings	$(59,963)

The primary impact of the Company’s adoption of ASU 2020-06 was to increase the carrying value of its convertible debt, representing the unamortized debt discount, and reduce deferred tax liabilities related to convertible debt. The adoption reduced reported interest expense recorded in connection with convertible debt, which increased basic earnings per share and diluted earnings per share by $0.47 and $0.46, respectively, for the year ended December 31, 2022.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

3. Discontinued Operations

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

The following table presents the financial results of the infrastructure and automotive business (the “discontinued operations”) in the Company’s Consolidated Statements of Income (in thousands, except per share data):

	Year Ended
	January 1,	January 2,
	2022	2021
Revenues	$233,918	$375,749
Costs of revenues	95,457	143,068
Operating expenses	46,643	87,293
Operating income from discontinued operations	91,818	145,388
Gain on sale of discontinued operations	2,423,161	—
Income from discontinued operations before income taxes	2,514,979	145,388
Provision for income taxes	339,706	17,372
Income from discontinued operations	$2,175,273	$128,016

Income from discontinued operations per share:
Basic	$50.79	$2.92
Diluted	$49.09	$2.89

Continuing Involvement

In connection with the closing of the sale, the Company entered into certain ancillary agreements with Skyworks, including a Transition Services Agreement (“TSA”). Through the TSA, the Company has subleased certain premises to Skyworks and will provide or provides various temporary support services for three to eighteen months after the close of the transaction, depending on the service provided. Although the services provided under the TSA will generate continuing cash flows between the Company and Skyworks for the duration of the TSA, the amounts have not been nor are expected to be material to the ongoing operations of either entity. Fees received by the Company under the TSA were $5.2 million for fiscal 2022.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

4. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Income (loss) from continuing operations	$91,402	$(57,874)	$(115,485)

Shares used in computing basic earnings (loss) per share	35,086	42,830	43,775

Effect of dilutive securities:
Stock-based awards and convertible debt	956	—	—
Shares used in computing diluted earnings (loss) per share	36,042	42,830	43,775

Earnings (loss) per share:
Basic	$2.61	$(1.35)	$(2.64)
Diluted	$2.54	$(1.35)	$(2.64)

Diluted shares for fiscal 2021 and 2020 excluded 1.5 million and 0.6 million shares, respectively, due to the Company’s loss from continuing operations for the periods.

The Company has irrevocably elected to settle the principal amount of its convertible senior notes in cash and intends to settle any excess value in shares in the event of a conversion. For fiscal 2022, 2021 and 2020 approximately 0.6 million shares, 1.0 million shares and 0.2 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 11, Debt, to the Consolidated Financial Statements for additional information.

5. Fair Value of Financial Instruments

The following summarizes the valuation of the Company’s financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements
	at December 31, 2022 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	Total
Cash equivalents:
Money market funds	$310,969	$—	$310,969
Corporate debt securities	—	3,249	3,249
Total cash equivalents	$310,969	$3,249	$314,218

Short-term investments:
Corporate debt securities	$—	$501,014	$501,014
Government debt securities	—	191,010	191,010
Total short-term investments	$—	$692,024	$692,024

Total	$310,969	$695,273	$1,006,242

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

5. Fair Value of Financial Instruments (Continued)

	Fair Value Measurements
	at January 1, 2022 Using
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents:
Money market funds	$845,740	$—	$—	$845,740
Corporate debt securities	—	3,552	—	3,552
Government debt securities	—	2,950	—	2,950
Total cash equivalents	$845,740	$6,502	$—	$852,242

Short-term investments:
Corporate debt securities	$—	$773,461	$—	$773,461
Government debt securities	71,509	119,612	—	191,121
Total short-term investments	$71,509	$893,073	$—	$964,582

Other assets, net:
Auction rate securities	$—	$—	$4,980	$4,980
Total	$—	$—	$4,980	$4,980

Total	$917,249	$899,575	$4,980	$1,821,804

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

Contractual maturities of investments

The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at December 31, 2022 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$462,096	$454,957
Due after one year through ten years	243,957	237,561
Due after ten years	2,755	2,755
	$708,808	$695,273

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

5. Fair Value of Financial Instruments (Continued)

Unrealized Gains and Losses

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2022	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$307,085	$(5,297)	$185,467	$(4,090)	$492,552	$(9,387)
Government debt securities	76,651	(626)	100,209	(3,541)	176,860	(4,167)
	$383,736	$(5,923)	$285,676	$(7,631)	$669,412	$(13,554)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of January 1, 2022	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$418,917	$(1,451)	$326	$(1)	$419,243	$(1,452)
Government debt securities	126,957	(750)	—	—	126,957	(750)
Auction rate securities	—	—	4,980	(1,020)	4,980	(1,020)
	$545,874	$(2,201)	$5,306	$(1,021)	$551,180	$(3,222)

The gross unrealized losses as of December 31, 2022 were due primarily to changes in market interest rates. The gross unrealized losses as of January 1, 2022 were due primarily to changes in market interest rates and the illiquidity of the Company’s auction-rate securities.

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of December 31, 2022, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At December 31, 2022 and January 1, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

5. Fair Value of Financial Instruments (Continued)

Level 3 fair value measurements

The following summarizes the activity in Level 3 financial instruments for the years ended December 31, 2022 and January 1, 2022 (in thousands):

Assets

	Year Ended
	December 31,	January 1,
Auction Rate Securities	2022	2022
Beginning balance	$4,980	$5,340
Sales (1)	(6,000)	—
Loss recognized in earnings	300	—
Gain (loss) included in other comprehensive income (loss)	720	(360)
Ending balance	$—	$4,980
(1)	On May 31, 2022, the Company sold its prior remaining holding of auction-rate securities for $5.7 million.

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of December 31, 2022 and January 1, 2022, the fair value of the notes was $671.9 million and $944.3 million, respectively.

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

Cash Flow Hedges

Foreign Currency Forward Contracts

The Company may use foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive loss in the Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Income based on an assessment of the contracts at the time of termination. As of December 31, 2022, the Company held no such foreign currency forward contracts. The fair value of the contracts, contract gains or losses recognized in other comprehensive loss and amounts reclassified from accumulated other comprehensive loss into earnings were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

6. Derivative Financial Instruments (Continued)

Non-designated Hedges

Foreign Currency Forward Contracts

The Company may use foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes gains and losses on the foreign currency forward contracts in interest income and other, net in the Consolidated Statement of Income in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability. The Company does not apply hedge accounting to these foreign currency forward contracts. As of December 31, 2022, the Company held no such foreign currency forward contracts. The fair value of the foreign contracts and contract gains and losses recognized in income were not material for any of the periods presented.

7. Supplemental Information

The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Inventories

	December 31,	January 1,
	2022	2022
Work in progress	$75,112	$36,078
Finished goods	25,305	13,229
	$100,417	$49,307

Property and Equipment

	December 31,	January 1,
	2022	2022
Buildings and improvements	$125,471	$122,163
Equipment	62,304	48,876
Computers and purchased software	55,065	48,519
Leasehold interest in ground leases	23,840	23,840
Leasehold improvements	14,209	13,427
Furniture and fixtures	9,909	10,794
	290,798	267,619
Accumulated depreciation	(138,782)	(121,103)
	$152,016	$146,516

Other Assets, net

	December 31,	January 1,
	2022	2022
Equity-method investment*	$27,478	$24,078
Other	67,275	53,761
	$94,753	$77,839
*	The Company holds an 8% equity interest in China Walden Venture Investments III, a limited partnership.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

7. Supplemental Information (Continued)

Other Current Liabilities

	December 31,	January 1,
	2022	2022
Accrued compensation and benefits	$43,736	$42,008
Income taxes payable	11,472	73,771
Other	33,928	41,273
	$89,136	$157,052

8. Risks and Uncertainties

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. The Company places its cash equivalents and investments primarily in municipal bonds, money market funds, corporate bonds, U.S. government securities, agency bonds, asset-back securities, variable rate demand notes, Yankee bonds and commercial paper. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company’s customers that accounted for greater than 10% of accounts receivable consisted of the following distributors:

	December 31,	January 1,
	2022	2022
Arrow Electronics	29%	28%
Edom Technology	*	18%

*	Less than 10% of accounts receivable

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

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

8. Risks and Uncertainties (Continued)

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

Customers

The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company’s end customers accounted for greater than 10% of revenue during fiscal 2022, 2021 or 2020. The Company’s distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Arrow Electronics	33%	28%	28%
Edom Technology	17%	18%	19%
Sekorm	*	12%	14%
*	Less than 10% of revenue

9. Acquisition

Redpine Signals

On April 28, 2020, the Company acquired the Wi-Fi and Bluetooth business of Redpine Signals for $316.8 million. The Company believes the acquisition accelerated its roadmap for Wi-Fi and Bluetooth silicon and software solutions.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

10. Other Intangible Assets, Net

The gross carrying amount and accumulated amortization of other intangible assets, net are as follows (in thousands):

	Weighted-Average
	Amortization	December 31, 2022		January 1, 2022
	Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Developed technology	8	$211,217	$(126,424)	$238,092	$(124,337)
Trademarks	12	910	(796)	11,471	(8,740)
Customer relationships	—	—	—	27,450	(24,958)
Total intangible assets	8	$212,127	$(127,220)	$277,013	$(158,035)

Gross intangible assets decreased $64.9 million in fiscal 2022 due to the removal of fully amortized assets.

The following table presents details of intangible asset amortization expense recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Research and development	$28,962	$32,319	$31,351
Selling, general and administrative	5,109	12,186	11,218
	$34,071	$44,505	$42,569

The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2023	$25,374
2024	23,034
2025	13,369
2026	9,178
2027	9,178

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

11. Debt

0.625% Convertible Senior Notes

On June 1, 2020, the Company completed a private placement of $535 million principal amount convertible senior notes (the “2025 Notes”). The 2025 Notes bear interest semi-annually at a rate of 0.625% per year and mature on June 15, 2025.

The 2025 Notes are convertible at a conversion rate of 8.1980 shares of common stock per $1,000 principal amount of the 2025 Notes, or approximately 4.4 million shares of common stock, which is equivalent to a conversion price of $121.98 per share. The conversion rate is subject to adjustment under certain circumstances. Holders may convert the 2025 Notes under the following circumstances: during any calendar quarter after the calendar quarter ended on September 30, 2020 if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to $159.51 per share, representing 130% of the conversion price of the 2025 Notes (“the Sales Price Trigger”); during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the 2025 Notes are called for redemption; or at any time after March 15, 2025. The Company may redeem all or any portion of the 2025 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period. As of January 1, 2022, upon conversion, the 2025 Notes could be settled in cash, shares of the Company’s common stock or a combination of cash and shares, at the Company’s election. On January 2, 2022, the Company irrevocably elected cash settlement for the principal amount of the 2025 Notes. The Company intends to settle any excess value in shares in the event of a conversion. The 2025 Notes were classified as current liabilities at January 1, 2022 due to the Sales Price Trigger condition being met on January 1, 2022. The Sales Price Trigger condition was not met during fiscal 2022, therefore the net carrying amount of the 2025 Notes is now classified as a non-current liability.

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

The Company incurred debt issuance costs of $10.4 million, which were allocated to the liability and equity components in proportion to the allocation of the proceeds. Upon the adoption of ASU 2020-06, the equity component was reclassified to liabilities and remeasured to reflect cumulative amortization since the issuance of the 2025 Notes.

The carrying amount of the 2025 Notes consisted of the following (in thousands):

	December 31,	January 1,
	2022	2022
Liability component
Principal	$534,980	$535,000
Unamortized debt discount	—	(78,519)
Unamortized debt issuance costs	(5,407)	(5,882)
Net carrying amount	$529,573	$450,599

Equity component
Net carrying amount	$—	$107,928

The liability component of the 2025 Notes is recorded in convertible debt on the Consolidated Balance Sheet. Prior to the Company’s adoption of ASU 2020-06, the equity component of the 2025 Notes was recorded in stockholders’ equity. The effective interest rate for the liability component was 5.336%. As of December 31, 2022, the remaining period over which the debt issuance costs will be amortized was 2.5 years.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

11. Debt (Continued)

Interest expense related to the Company’s convertible debt was comprised of the following (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Contractual interest expense	$3,346	$3,662	$5,530
Amortization of debt discount	—	21,112	19,375
Amortization of debt issuance costs	2,003	1,655	2,058
	$5,349	$26,429	$26,963

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of December 31, 2022, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of December 31, 2022, no amounts were outstanding on the credit facility.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

12. Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2030. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Lease costs for operating leases were $7.3 million, $7.4 million and $5.6 million during fiscal 2022, 2021 and 2020, respectively.

Supplemental Lease Information

	Consolidated Balance	December 31,	January 1,
Balance Sheet Information (in thousands)	Sheet Classification	2022	2022
Operating lease right-of-use assets	Other assets, net	$24,717	$27,896
Operating lease liabilities	Other current liabilities	$6,281	$6,653
Operating lease liabilities	Other non-current liabilities	$18,009	$22,518

	Year Ended
	December 31,	January 1,
Cash Flow Information (in thousands)	2022	2022
Cash paid for operating lease liabilities	$7,518	$7,138
Right-of-use assets obtained in exchange for operating lease obligations	$3,198	$6,335

	December 31,	January 1,
Operating Lease Information	2022	2022
Weighted-average remaining lease term	5.1 years	5.9 years
Weighted-average discount rate	3.96%	3.83%

The maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Fiscal Year
2023	$7,058
2024	5,882
2025	4,490
2026	3,221
2027	2,438
Thereafter	4,706
Total lease payments	27,795
Less imputed interest	(3,505)
Total lease liabilities	$24,290

Lease income

The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $6.2 million, $4.9 million and $3.2 million during fiscal 2022, 2021 and 2020, respectively.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

13. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements. The patent infringement actions initiated by Bell Semiconductor, LLC were resolved in December 2022.

14. Share Repurchases

The Company repurchased 6.9 million shares, 6.5 million shares and 0.2 million shares of its common stock for $887.6 million, $1.15 billion and $16.3 million during fiscal 2022, 2021 and 2020, respectively. Shares repurchased in fiscal 2021 included purchases of 4.0 million shares through a tender offer, 1.7 million shares through an accelerated share repurchase agreement and 0.8 million shares through the Company’s existing share repurchase program.

15. Revenues

The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Industrial & Commercial	$573,725	$377,401	$264,649
Home & Life	450,381	343,459	246,279
	$1,024,106	$720,860	$510,928

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company recognized revenue of $30.1 million, $12.4 million and $11.5 million during fiscal 2022, 2021 and 2020, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Distributors	$829,373	$584,010	$416,606
Direct customers	194,733	136,850	94,322
	$1,024,106	$720,860	$510,928

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

16. Stock-Based Compensation

The Company has two active stock plans, the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) that have been amended and approved by shareholders from time to time.

●	The 2009 Plan allows for grants of stock options, stock appreciation rights, performance shares, performance stock units, restricted stock units (RSUs), restricted stock awards (RSAs), performance-based stock units (PSUs) and other awards (collectively, “awards”). All awards deduct one share from the 2009 Plan shares available for issuance for each share granted. Awards granted under the 2009 Plan contain vesting provisions mostly ranging from three to four years. To the extent awards granted under the 2009 Plan terminate, expire, or lapse for any reason, or are settled in cash, shares subject to such awards will again be available for grant.
●	The 2009 ESPP allows eligible employees to purchase a limited number of shares of the Company’s common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period is comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 27 months.

2009 Plan

The Company granted to its employees 0.5 million, 0.6 million and 0.7 million shares of full value awards from the 2009 Plan during fiscal 2022, 2021 and 2020, respectively. Full value awards include RSUs, MSUs awards and PSUs.

MSUs provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite measurement period for these MSUs is also the vesting period, which is generally three years. MSUs granted in 2020 measured the relative performance of the total stockholders’ return of the Company against that of a selected benchmarked group of companies. The Company granted no MSUs in fiscal 2022 and 2021 and 82,000 MSUs in fiscal 2020.

PSUs provide for the rights to acquire a number of shares of common stock for no cash consideration based upon the achievement of specified revenue or profitability objectives during the year. The requisite performance period of these PSUs is approximately three years from the date of grant. The Company granted 52,078 and 116,809 PSUs in fiscal 2022 and 2021, respectively, and no PSUs in fiscal 2020.

2009 ESPP

The rights to purchase common stock granted under the 2009 ESPP are intended to be treated as either (i) purchase rights granted under an “employee stock purchase plan,” as that term is defined in Section 423(b) of the Internal Revenue Code (the “423(b) Plan”), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the “Non-423(b) Plan”). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. During fiscal 2022, 2021 and 2020, the Company issued 109,000, 146,000 and 177,000 shares, respectively, under the 2009 ESPP to its employees. The weighted-average fair value for purchase rights granted in fiscal 2022 under the 2009 ESPP was $37.70 per share.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

16. Stock-Based Compensation (Continued)

Accounting for Stock-Based Compensation

Stock-based compensation costs are based on the fair values on the date of grant for awards under the 2009 Plan, and on the date of enrollment for grants under the 2009 ESPP. The fair values of stock awards (such as RSUs, PSUs and RSAs) are estimated based on their intrinsic values. The fair values of MSUs are estimated using a Monte Carlo simulation. The fair values of stock options and grants under the 2009 ESPP are estimated using the Black-Scholes option-pricing model. The fair values of all such stock-based grants are generally amortized on a straight-line basis over the vesting period of the grants.

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

The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Income (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Cost of revenues	$1,152	$964	$970
Research and development	32,860	24,986	23,359
Selling, general and administrative	26,498	30,892	25,125
	60,510	56,842	49,454
Income tax benefit	(5,980)	(954)	(3,694)
Share-based compensation – continuing operations	54,530	55,888	45,760
Share-based compensation – discontinued operations, net	—	(2,007)	10,715
Total	$54,530	$53,881	$56,475

The Company recorded $7.8 million in selling, general and administrative expense during fiscal 2021 in connection with the modification of certain equity awards. The modifications were pursuant to employee terminations. There were no other significant modifications made to any stock grants during fiscal 2022, 2021 or 2020.

The Company had approximately $121.5 million of total unrecognized compensation cost related to equity grants as of December 31, 2022 that is expected to be recognized over a weighted-average period of approximately 2.1 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

16. Stock-Based Compensation (Continued)

Fair value assumptions and stock awards activity

The fair values estimated from the Black-Scholes option-pricing model for ESPP shares granted were calculated using the following assumptions:

	Year Ended
	December 31,	January 1,	January 2,
Employee Stock Purchase Plan	2022	2022	2021
Expected volatility	44%	42%	67%
Risk-free interest rate %	3.18%	0.05%	0.15%
Expected term (in months)	9	9	9
Dividend yield	—	—	—

The fair values estimated from the Monte Carlo simulation for MSUs were calculated using the following assumptions:

Year Ended
January 2,
MSUs	2021
Expected volatility	36%
Risk-free interest rate %	1.3%
Expected term (in years)	2.9
Dividend yield	—

A summary of stock-based compensation activity with respect to fiscal 2022 follows:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Stock Options	(000s)	Price	(In Years)	(000s)
Outstanding at January 1, 2022	118	$38.80	4.12	$19,825
Outstanding at December 31, 2022	118	$38.80	3.12	$11,457
Vested at December 31, 2022 and expected to vest	118	$38.80	3.12	$11,457
Exercisable at December 31, 2022	118	$38.80	3.12	$11,457

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Grant Date	Vesting Term	Value
RSAs and RSUs	(000s)	Fair Value	(In Years)	(000s)
Outstanding at January 1, 2022	831	$117.25
Granted	487	$144.40
Vested or issued	(378)	$110.12
Cancelled or forfeited	(43)	$134.92
Outstanding at December 31, 2022	897	$134.74	1.18	$121,668

Outstanding at December 31, 2022 and expected to vest	825	$134.22	1.18	$111,979

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

16. Stock-Based Compensation (Continued)

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Grant Date	Vesting Term	Value
PSUs and MSUs	(000s)	Fair Value	(In Years)	(000s)
Outstanding at January 1, 2022	246	$105.77
Granted	52	$160.97
Vested or issued	—	$—
Cancelled or forfeited	(73)	$54.77
Outstanding at December 31, 2022	225	$134.93	1.27	$30,599

Outstanding at December 31, 2022 and expected to vest	329	$138.15	1.27	$44,604

The following summarizes the Company’s weighted average fair value at the date of grant:

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Per grant of RSAs and RSUs	$144.40	$135.28	$100.27
Per grant of PSUs and MSUs	$160.97	$145.11	$98.58

The following summarizes the Company’s stock-based payment and stock option values (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Intrinsic value of stock options exercised	$—	$986	$558
Intrinsic value of RSUs that vested	$57,621	$76,654	$48,534
Grant date fair value of RSUs that vested	$41,610	$47,726	$37,477
Intrinsic value of PSUs and MSUs that vested	$—	$5,231	$8,545
Grant date fair value of PSUs and MSUs that vested	$—	$3,562	$6,302

As of December 31, 2022, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2009 Plan	2,520
2009 ESPP	1,145
Total shares reserved	3,665

17. Employee Benefit Plan

The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.2 million, $3.5 million and $4.2 million to the 401(k) Plan during fiscal 2022, 2021 and 2020, respectively.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

18. Income Taxes

Income (loss) from continuing operations, inclusive of equity-method earnings and before income taxes, includes the following components (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Domestic	$32,088	$(15,384)	$(55,988)
Foreign	97,764	(29,063)	(74,099)
	$129,852	$(44,447)	$(130,087)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Current:
Domestic	$52,834	$(12,630)	$(9,740)
Foreign	3,856	9,447	1,656
Total Current	56,690	(3,183)	(8,084)
Deferred:
Domestic	(17,728)	17,873	(4,031)
Foreign	(512)	(1,263)	(2,487)
Total Deferred	(18,240)	16,610	(6,518)
Provision (benefit) for income taxes	$38,450	$13,427	$(14,602)

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Foreign tax rate benefit	(6.2)	(16.4)	(11.1)
Research and development tax credits	(5.3)	0.1	4.2
Return to provision adjustments	(2.0)	0.8	—
Excess tax benefit of stock-based compensation	(1.1)	3.7	0.4
Change in prior period valuation allowance	(0.3)	(10.5)	(0.3)
Net operating loss not benefited	—	(6.0)	—
Nondeductible (nontaxable) domestic items	0.7	(2.8)	(1.4)
State tax expense	1.2	(0.8)	(0.1)
Nondeductible officer compensation	2.0	(10.3)	(1.7)
Nondeductible (nontaxable) foreign items	4.4	(7.2)	(0.2)
GILTI and Subpart F income	16.5	(2.4)	0.6
Other	(1.3)	0.6	(0.2)
Effective tax rate	29.6%	(30.2)%	11.2%

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

18. Income Taxes (Continued)

The increase in the effective tax rate for fiscal 2022 was primarily due to the recognition of certain tax benefits for fiscal 2021 in discontinued operations under FASB ASU 2019-12, Simplifying the Accounting for Income Taxes, and the required adoption of new U.S. tax rules regarding the capitalization of research and experimental costs in fiscal 2022. The effective tax rate for fiscal 2021 decreased from fiscal 2020 primarily due to the adoption of ASU 2019-12 in 2021 and an increase in the beginning of year valuation allowance on deferred tax assets for state attribute carryforwards.

Under ASU 2019-12, the income tax benefit of a loss from continuing operations should be recognized in discontinued operations if the Company would be unable to benefit from the loss without considering the income from discontinued operations. As such, tax benefits associated with losses incurred for fiscal 2021 were recognized in discontinued operations. Additionally, for fiscal 2021 there was an increase in the beginning of year valuation allowance on deferred tax assets for state attribute carryforwards as a result of changes in state tax estimates, primarily due to the divestiture of the infrastructure and automotive business.

In fiscal 2021, tax on the gain from the divestiture of the infrastructure and automotive business of $346.9 million was recorded in discontinued operations, as well as additional tax benefits associated with discontinued operations of $7.2 million. In fiscal 2022, the Company revised its estimate of tax on the gain from the divestiture and recorded an associated net tax benefit of $2.2 million, which comprises the majority of the return to provision adjustment in the effective tax rate.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Under the Act, research and experimental expenditures incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat global intangible low-taxed income (GILTI) as a period cost, so the capitalization of research and experimental costs in GILTI increases the Company’s provision for income taxes.

Additionally, the Act required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. income tax under U.S. tax law. The Company elected to pay the transition tax over the eight-year period provided in the Act. As of December 31, 2022, the unpaid balance of its transition tax obligation was $19.0 million, which is payable between April 2023 and April 2025. This was recorded as components of other current liabilities and other non-current liabilities in the Consolidated Balance Sheet in the amounts of $4.8 million and $14.2 million, respectively.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

18. Income Taxes (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of the Company’s deferred taxes as of December 31, 2022 and January 1, 2022 were as follows (in thousands):

	December 31,	January 1,
	2022	2022
Deferred tax assets:
Capitalized research and development	$15,188	$981
Tax credit carryforwards	13,334	12,247
Intangible assets	7,938	8,687
Accrued liabilities	6,809	6,078
Deferred income on shipments to distributors	6,726	4,588
Leases	5,517	6,033
Net operating loss carryforwards	4,965	5,803
Other	7,118	3,199
	67,595	47,616
Less: Valuation allowance	(9,409)	(9,529)
	58,186	38,087
Deferred tax liabilities:
Intangible assets	13,789	14,479
Fixed assets	8,518	8,692
Prepaid expenses and other	5,460	6,049
Leases	5,189	5,664
Unrealized gain on equity-method investment	4,120	3,342
Debt	177	16,399
	37,253	54,625

Net deferred tax assets (liabilities)	$20,933	$(16,538)

As of December 31, 2022, the Company had federal net operating loss and research and development tax credit carryforwards of approximately $14.6 million and $1.6 million, respectively. These carryforwards expire in fiscal years 2023 through 2031. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

The Company also had state loss, state tentative minimum tax credit, and state research and development tax credit carryforwards of approximately $29.3 million, $0.1 million, and $12.2 million, respectively. Certain of these carryforwards expire in fiscal years 2025 through 2036, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

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

	Balance at	Additions
	Beginning of	Charged to		Balance at
	Period	Expenses	Deductions	End of Period
Year ended December 31, 2022	$9,529	$792	$(912)	$9,409

Year ended January 1, 2022	$5,311	$5,370	$(1,152)	$9,529

Year ended January 2, 2021	$4,486	$847	$(22)	$5,311

At the end of fiscal 2022, undistributed earnings of certain of the Company’s foreign subsidiaries of approximately $136.8 million are intended to be permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax and state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.

Uncertain Tax Positions

The following table summarizes the activity related to gross unrecognized tax benefits (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
Beginning balance	$3,677	$2,853	$2,276
Additions based on tax positions related to current year	872	830	577
Reductions based on tax positions related to prior years	(6)	(6)	—
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(434)	—	—
Ending balance	$4,109	$3,677	$2,853

As of December 31, 2022, January 1, 2022 and January 2, 2021, the Company had gross unrecognized tax benefits, inclusive of interest, of $4.4 million, $3.9 million and $3.0 million, respectively, of which $4.4 million, $3.9 million and $2.1 million, respectively, would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 – 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $14.3 million, additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

18. Income Taxes (Continued)

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

The Company groups its products into two categories, based on the target markets they address. See Note 15, Revenues, for a summary of the Company’s revenue by product category.

Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2022	2022	2021
United States	$176,379	$97,471	$59,458
China	334,821	311,513	232,772
Taiwan	105,602	68,196	47,579
Rest of world	407,304	243,680	171,119
Total	$1,024,106	$720,860	$510,928

The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	December 31,	January 1,
	2022	2022
United States	$121,031	$121,990
Rest of world	30,985	24,526
Total	$152,016	$146,516