Form 10-Q
period 2023-04-01
SILICON LABORATORIES INC.
filed 2023-04-26
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

☐ Yes ☑ No

As of April 17, 2023, 31,996,899 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	April 1,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$716,377	$499,915
Short-term investments	435,699	692,024
Accounts receivable, net	87,694	71,437
Inventories	133,236	100,417
Prepaid expenses and other current assets	87,734	97,570
Total current assets	1,460,740	1,461,363
Property and equipment, net	152,110	152,016
Goodwill	376,389	376,389
Other intangible assets, net	78,397	84,907
Other assets, net	93,812	94,753
Total assets	$2,161,448	$2,169,428
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,437	$89,860
Current portion of convertible debt, net	530,096	—
Deferred revenue and returns liability	11,258	6,780
Other current liabilities	80,540	89,136
Total current liabilities	693,331	185,776
Convertible debt, net	—	529,573
Other non-current liabilities	48,663	49,071
Total liabilities	741,994	764,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 31,997 and 31,994 shares issued and outstanding at April 1, 2023 and December 31, 2022, respectively	3	3
Retained earnings	1,425,914	1,415,693
Accumulated other comprehensive loss	(6,463)	(10,688)
Total stockholders’ equity	1,419,454	1,405,008
Total liabilities and stockholders’ equity	$2,161,448	$2,169,428

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Revenues	$246,787	$233,814
Cost of revenues	92,927	78,042
Gross profit	153,860	155,772
Operating expenses:
Research and development	89,396	77,542
Selling, general and administrative	44,891	44,647
Operating expenses	134,287	122,189
Operating income	19,573	33,583
Other income (expense):
Interest income and other, net	4,836	1,499
Interest expense	(1,656)	(1,680)
Income before income taxes	22,753	33,402
Provision for income taxes	7,753	11,689
Equity-method earnings (loss)	(1,033)	1,194
Net income	$13,967	$22,907

Earnings per share:
Basic	$0.44	$0.60
Diluted	$0.41	$0.58

Weighted-average common shares outstanding:
Basic	31,959	38,003
Diluted	33,753	39,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Net income	$13,967	$22,907
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	2,997	(9,692)
Reclassification for losses included in net income	2,614	49

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	38	(544)
Reclassification for gains included in net income	(30)	—
Other comprehensive income (loss), before tax	5,619	(10,187)

Provision (benefit) for income taxes	1,394	(2,140)

Other comprehensive income (loss)	4,225	(8,047)

Comprehensive income	$18,192	$14,860

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended April 1, 2023	Shares	Stock	Capital	Earnings	Loss	Equity
Balance as of December 31, 2022	31,994	$3	$—	$1,415,693	$(10,688)	$1,405,008
Net income	—	—	—	13,967	—	13,967
Other comprehensive income	—	—	—	—	4,225	4,225
Stock issuances, net of shares withheld for taxes	98	—	(6,931)	—	—	(6,931)
Repurchases of common stock	(95)	—	(9,732)	(3,746)	—	(13,478)
Stock-based compensation	—	—	16,663	—	—	16,663
Balance as of April 1, 2023	31,997	$3	$—	$1,425,914	$(6,463)	$1,419,454

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended April 2, 2022	Shares	Stock	Capital	Earnings	Loss	Equity
Balance as of January 1, 2022	38,481	$4	$—	$2,214,839	$(2,419)	$2,212,424
Cumulative effect of adoption of accounting standard	—	—	—	(59,963)	—	(59,963)
Net income	—	—	—	22,907	—	22,907
Other comprehensive loss	—	—	—	—	(8,047)	(8,047)
Stock issuances, net of shares withheld for taxes	142	—	(8,755)	—	—	(8,755)
Repurchases of common stock	(1,419)	—	(4,114)	(159,666)	—	(163,780)
Stock-based compensation	—	—	12,869	—	—	12,869
Balance as of April 2, 2022	37,204	$4	$—	$2,018,117	$(10,466)	$2,007,655

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2023	2022
Operating Activities
Net income	$13,967	$22,907
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation of property and equipment	6,235	5,156
Amortization of other intangible assets	6,510	10,351
Amortization of debt issuance costs	523	496
Stock-based compensation expense	16,638	12,875
Equity-method earnings (loss)	1,033	(1,194)
Deferred income taxes	(2,670)	(4,202)
Changes in operating assets and liabilities:
Accounts receivable	(16,257)	19,080
Inventories	(32,794)	(6,215)
Prepaid expenses and other assets	11,530	1,704
Accounts payable	(12,966)	8,932
Other current liabilities and income taxes	(8,529)	8,345
Deferred revenue and returns liability	4,478	7,791
Other non-current liabilities	(978)	(817)
Net cash provided by (used in) operating activities of continuing operations	(13,280)	85,209

Investing Activities
Purchases of marketable securities	(66,113)	(435,690)
Sales of marketable securities	170,317	9,106
Maturities of marketable securities	157,734	213,750
Purchases of property and equipment	(7,657)	(4,554)
Net cash provided by (used in) investing activities of continuing operations	254,281	(217,388)

Financing Activities
Repurchases of common stock	(17,608)	(157,778)
Payment of taxes withheld for vested stock awards	(6,931)	(8,755)
Net cash used in financing activities of continuing operations	(24,539)	(166,533)

Discontinued Operations
Operating activities	—	(10,000)
Net cash used in discontinued operations	—	(10,000)

Increase (decrease) in cash and cash equivalents	216,462	(308,712)
Cash and cash equivalents at beginning of period	499,915	1,074,623
Cash and cash equivalents at end of period	$716,377	$765,911

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive income, stockholders’ equity and cash flows. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended April 1, 2023 are not necessarily indicative of the results to be expected for the full year.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (SEC) on February 1, 2023.

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2023 will have 52 weeks and fiscal 2022 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Net income	$13,967	$22,907

Shares used in computing basic earnings per share	31,959	38,003

Effect of dilutive securities:
Convertible debt and stock-based awards	1,794	1,520
Shares used in computing diluted earnings per share	33,753	39,523

Earnings per share:
Basic	$0.44	$0.60
Diluted	$0.41	$0.58

The Company has irrevocably elected to settle the principal amount of its convertible senior notes in cash and intends to settle any excess value in shares in the event of a conversion. For the three months ended April 1, 2023 and April 2, 2022, approximately 1.2 million and 1.0 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share. See Note 6, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements
	at April 1, 2023 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	Total
Cash equivalents:
Money market funds	$563,856	$—	$563,856
Total cash equivalents	$563,856	$—	$563,856

Short-term investments:
Corporate debt securities	$—	$296,619	$296,619
Government debt securities	—	139,080	139,080
Total short-term investments	$—	$435,699	$435,699

Total	$563,856	$435,699	$999,555

	Fair Value Measurements
	at December 31, 2022 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	Total
Cash equivalents:
Money market funds	$310,969	$—	$310,969
Corporate debt securities	—	3,249	3,249
Total cash equivalents	$310,969	$3,249	$314,218

Short-term investments:
Corporate debt securities	$—	$501,014	$501,014
Government debt securities	—	191,010	191,010
Total short-term investments	$—	$692,024	$692,024

Total	$310,969	$695,273	$1,006,242

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.	Fair Value of Financial Instruments (Continued)

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

Contractual maturities of investments

The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at April 1, 2023 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$188,907	$186,023
Due after one year through five years	254,715	249,676
	$443,622	$435,699

Unrealized Gains and Losses

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of April 1, 2023	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$59,723	$(625)	$222,231	$(4,895)	$281,954	$(5,520)
Government debt securities	23,652	(20)	89,889	(2,473)	113,541	(2,493)
	$83,375	$(645)	$312,120	$(7,368)	$395,495	$(8,013)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2022	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$307,085	$(5,297)	$185,467	$(4,090)	$492,552	$(9,387)
Government debt securities	76,651	(626)	100,209	(3,541)	176,860	(4,167)
	$383,736	$(5,923)	$285,676	$(7,631)	$669,412	$(13,554)

The gross unrealized losses as of April 1, 2023 and December 31, 2022 were due primarily to changes in market interest rates. At April 1, 2023 and December 31, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.	Fair Value of Financial Instruments (Continued)

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of April 1, 2023, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

Fair values of other financial instruments

The Company’s debt is recorded at cost, but is measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes is determined using observable market prices. The notes are traded in less active markets and are therefore classified as a Level 2 fair value measurement. As of April 1, 2023 and December 31, 2022, the fair value of the notes was $803.4 million and $671.9 million, respectively.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

4.	Derivative Financial Instruments

The Company uses derivative financial instruments to manage certain exposures to the variability of foreign currency exchange rates. The Company’s objective is to offset increases and decreases in expenses resulting from these exposures with gains and losses on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative or trading purposes. The Company recognizes derivatives, on a gross basis, in the Condensed Consolidated Balance Sheet at fair value. Cash flows from derivatives are classified according to the nature of the cash receipt or payment in the Condensed Consolidated Statement of Cash Flows.

Cash Flow Hedges

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive income (loss) may be recognized in the Condensed Consolidated Statement of Income based on an assessment of the contracts at the time of termination.

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Euro, Norwegian Krone and Hungarian Forint. As of April 1, 2023, the contracts had maturities of three to nine months and an aggregate notional value of $15.5 million. Gains and losses expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.	Supplemental Information

The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	April 1,	December 31,
	2023	2022
Work in progress	$104,549	$75,112
Finished goods	28,687	25,305
	$133,236	$100,417

Lease income

The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $0.7 million and $1.9 million during the three months ended April 1, 2023 and April 2, 2022, respectively.

6.	Debt

0.625% Convertible Senior Notes

On June 1, 2020, the Company completed a private placement of $535 million principal amount convertible senior notes (the “2025 Notes”). The 2025 Notes bear interest semi-annually at a rate of 0.625% per year and were scheduled to mature on June 15, 2025.

On March 22, 2023, the Company issued a notice of redemption for the 2025 Notes. The redemption will occur on June 20, 2023 for any of the 2025 Notes outstanding that have not been previously converted. Prior to the consummation of the redemption, the noteholders are entitled to convert their notes into shares of our common stock at a rate of 8.1980 shares per $1,000 principal amount of the 2025 Notes, which is equivalent to a conversion price of $121.98 per share. Such conversion right will expire on June 16, 2023. Noteholders that convert their 2025 Notes will also receive an additional 0.4101 shares per $1,000 principal amount of 2025 Notes. The Company irrevocably elected cash settlement for the principal amount of the 2025 Notes and intends to settle any excess value with a combination of shares of the Company’s common stock and cash for fractional shares, if any. The excess value will be determined pursuant to the settlement upon conversion procedure as described in the 2025 Notes indenture. The 2025 Notes were classified as current liabilities at April 1, 2023 due to the pending redemption.

The carrying amount of the 2025 Notes consisted of the following (in thousands):

	April 1,	December 31,
	2023	2022
Principal	$534,980	$534,980
Unamortized debt issuance costs	(4,884)	(5,407)
Net carrying amount	$530,096	$529,573

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.	Debt (Continued)

The 2025 Notes are recorded in convertible debt, net on the Condensed Consolidated Balance Sheet. The effective interest rate for the liability component was 5.336%. The remaining balance of the debt issuance costs will be recognized in stockholders’ equity for 2025 Notes that are converted or as debt extinguishment loss for 2025 Notes that are redeemed prior to conversion in the second quarter of fiscal 2023. Interest expense related to the 2025 Notes was comprised of the following (in thousands):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Contractual interest expense	$845	$845
Amortization of debt issuance costs	523	496
	$1,368	$1,341

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a net leverage ratio (funded indebtedness/EBITDA) of no more than 4.25 to 1, a secured leverage ratio of no more than 3.50 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of April 1, 2023, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of April 1, 2023, no amounts were outstanding on the credit facility.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7.	Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Condensed Consolidated Financial Statements.

8.	Revenues

The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Industrial & Commercial	$150,713	$126,669
Home & Life	96,074	107,145
	$246,787	$233,814

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended April 1, 2023 and April 2, 2022, the Company recognized revenue of $4.9 million and $21.5 million, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Distributors	$204,872	$192,265
Direct customers	41,915	41,549
	$246,787	$233,814

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9.	Stock-Based Compensation

Stock-based compensation costs are based on the fair values on the date of grant for stock awards and stock options and on the date of enrollment for the employee stock purchase plans. The fair values of stock awards (such as restricted stock units (“RSUs”), performance stock units (“PSUs”) and restricted stock awards (“RSAs”)) are estimated based on their intrinsic values. The fair values of market stock awards (“MSUs”) are estimated using a Monte Carlo simulation. The fair values of stock options and employee stock purchase plans are estimated using the Black-Scholes option-pricing model.

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	April 1,	April 2,
	2023	2022
Cost of revenues	$298	$272
Research and development	9,491	6,991
Selling, general and administrative	6,849	5,612
	16,638	12,875
Income tax benefit	1,786	1,845
Total	$14,852	$11,030

The Company had approximately $110.9 million of total unrecognized compensation cost related to equity grants as of April 1, 2023 that is expected to be recognized over a weighted-average period of approximately 2.1 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

10.	Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, global intangible low-taxed income and Subpart F income inclusions and other permanent differences. Income tax expense was $7.8 million and $11.7 million for the three months ended April 1, 2023 and April 2, 2022, resulting in effective tax rates of 35.7% and 33.8%, respectively. The increase in the effective tax rate for the three months ended April 1, 2023 is primarily due to a decrease in the Company’s foreign tax rate benefit and an increase to nondeductible stock-based compensation, partially offset by an increase in the Company’s Federal research and development credit benefit year over year, further impacted by these items’ relation to pre-tax book income.

Uncertain Tax Positions

As of April 1, 2023, the Company had gross unrecognized tax benefits, inclusive of interest, of $4.6 million, all of which would affect the effective tax rate if recognized. During the three months ended April 1, 2023, the Company did not release any unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.	Income Taxes (Continued)

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 - 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $13.5 million, additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.

Tax years 2015 through 2023 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company is not currently under audit in any major taxing jurisdiction.

The Company does not expect material changes to its gross unrecognized tax benefits in the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2023 will have 52 weeks and fiscal 2022 had 52 weeks. Our first quarter of fiscal 2023 ended April 1, 2023. Our first quarter of fiscal 2022 ended April 2, 2022.

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

Overview

We are a leader in secure, intelligent wireless technology for a more connected world. Our integrated hardware and software platform, intuitive development tools, industry leading ecosystem and robust support enable customers in building advanced industrial, commercial, home and life applications. We make it easy for developers to solve complex wireless challenges throughout the product lifecycle and get to market quickly with innovative solutions that transform industries, grow economies and improve lives. We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the Internet of Things (“IoT”) including connected home and security, industrial automation and control, smart metering, smart lighting, commercial building automation, consumer electronics, asset tracking and medical instrumentation. We group our products as Industrial & Commercial or Home & Life based on the target markets they address.

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

Current Period Highlights

Revenues increased $13.0 million in the recent quarter compared to the first quarter of fiscal 2022 due to increased revenues from our Industrial & Commercial products offset by decreased revenue from our Home & Life products. Gross profit decreased $1.9 million during the same period due decreased gross profit from our Home & Life products offset by increased gross profit from our Industrial & Commercial products. Gross margin decreased to 62.3% in the recent quarter compared to 66.6% in the first quarter of fiscal 2022 primarily due to variations in the price and costs of our products and variations in product mix. Operating expenses increased by $12.1 million in the recent quarter compared to the first quarter of fiscal 2022 due primarily to increased personnel-related expenses, new product introduction costs and occupancy costs. Operating income in the recent quarter was $19.6 million compared to $33.6 million in the first quarter of fiscal 2022.

We ended the first quarter of fiscal 2023 with $1.2 billion in cash, cash equivalents and short-term investments. Net cash used in operating activities was $13.3 million during the recent three-month period. Accounts receivable were $87.7 million at April 1, 2023, representing 32 days sales outstanding (“DSO”). Inventory was $133.2 million at April 1, 2023, representing 129 days of inventory (“DOI”). In three months ended April 1, 2023, we acquired 0.1 million shares of our common stock for $13.5 million.

We have continued to diversify our product portfolio and introduce new products and solutions with added functionality and integration. In the first three months of fiscal 2023, we introduced new integrated Bluetooth® SoC and MCU families that offer IoT device designers energy efficiency, high performance and trusted security for the smallest form factor IoT devices. We plan to continue introducing products that expand the capabilities we offer in order to serve both current and emerging applications, enabling us to address new markets and expand our total available market opportunity.

During the three months ended April 1, 2023, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the three months ended April 1, 2023.

The percentage of our revenues derived from outside of the United States was 84% during the three months ended April 1, 2023. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Provision for Income Taxes. Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, global intangible low-taxed income and Subpart F income inclusions and other permanent differences.

Equity-method Earnings (Loss). Equity-method earnings (loss) represents income or loss on our equity-method investment.

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 1,	April 2,
	2023	2022
Revenues	100.0%	100.0%
Cost of revenues	37.7	33.4
Gross margin	62.3	66.6
Operating expenses:
Research and development	36.2	33.2
Selling, general and administrative	18.2	19.1
Operating expenses	54.4	52.3
Operating income	7.9	14.4
Other income (expense):
Interest income and other, net	2.0	0.6
Interest expense	(0.7)	(0.7)
Income before income taxes	9.2	14.3
Provision for income taxes	3.1	5.0
Equity-method earnings (loss)	(0.4)	0.5
Net income	5.7%	9.8%

Revenues

	Three Months Ended
	April 1,	April 2,		%
(in millions)	2023	2022	Change	Change
Industrial & Commercial	$150.7	$126.7	$24.0	19.0%
Home & Life	96.1	107.1	(11.0)	(10.3)%
	$246.8	$233.8	$13.0	5.5%

The increase in revenues in the recent three-month period was due to increased revenues of $24.0 million from our Industrial & Commercial products offset in part by decreased revenues of $11.0 million from our Home & Life products. Average selling prices of our products increased while unit volumes decreased in the recent three-month period. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended
	April 1,	April 2,
(in millions)	2023	2022	Change
Gross profit	$153.9	$155.8	$(1.9)
Gross margin	62.3%	66.6%	(4.3)%

Gross profit decreased during the recent three-month period due to a decrease in gross profit for our Home & Life product group offset by an increase in gross profit for our Industrial & Commercial product group. Gross margin decreased primarily due to variations in the price and costs of our products and variations in product mix. Increased product demand and production capacity constraints have increased the selling price and costs of our products, and has resulted in period-to-period fluctuations in our gross margin.

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

Research and Development

	Three Months Ended
	April 1,	April 2,		%
(in millions)	2023	2022	Change	Change
Research and development	$89.4	$77.5	$11.9	15.3%
Percent of revenue	36.2%	33.2%

The increase in research and development expense in the recent three-month period was primarily due to increases of $8.3 million for personnel-related expenses, $1.2 million for new product introduction costs and $1.0 million for occupancy costs. We expect that research and development expense will remain relatively stable in absolute dollars in the second quarter of fiscal 2023.

Selling, General and Administrative

	Three Months Ended
	April 1,	April 2,		%
(in millions)	2023	2022	Change	Change
Selling, general and administrative	$44.9	$44.6	$0.3	0.5%
Percent of revenue	18.2%	19.1%

We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the second quarter of fiscal 2023.

Interest Income and Other, Net

Interest income and other, net for the three months ended April 1, 2023 was $4.8 million compared to $1.5 million for the three months ended April 2, 2022. The increase in interest income and other, net in the recent three-month period was primarily due to increased interest income earned as a result of higher market interest rate.

Interest Expense

Interest expense for the three months ended April 1, 2023 and April 2,2022 was $1.7 million.

Provision for Income Taxes

	Three Months Ended
	April 1,	April 2,
(in millions)	2023	2022	Change
Provision for income taxes	$7.8	$11.7	$(3.9)
Effective tax rate	35.7%	33.8%

The increase in the effective tax rate for the three months ended April 1, 2023 is primarily due to a decrease in the Company’s foreign tax rate benefit and an increase to nondeductible stock-based compensation, partially offset by an increase in the Company’s Federal research and development credit benefit year over year, further impacted by these items’ relation to pre-tax book income.

Equity-method Earnings (Loss)

Equity-method earnings (loss) for the three months ended April 1, 2023 were $(1.0) million compared to $1.2 million for the three months ended April 2, 2022.

Business Outlook

The following represents our business outlook for the second quarter of fiscal 2023.

Income Statement Item	Estimate

Revenues	$238 million to $248 million

Gross margin	60%

Operating expenses	$131 million

Effective tax rate	34%

Diluted earnings per share	$0.35 to $0.45

Liquidity and Capital Resources

Our principal sources of liquidity as of April 1, 2023 consisted of $1.2 billion in cash, cash equivalents and short-term investments, of which $0.8 billion was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds and Yankee bonds; and money market funds.

Operating Activities

Net cash used in operating activities was $13.3 million during the three months ended April 1, 2023, compared to net cash provided of $85.2 million during the three months ended April 2, 2022. Operating cash flows during the three months ended April 1, 2023 reflect our net income of $14.0 million, adjustments of $28.3 million for depreciation, amortization, stock-based compensation, equity-method earnings (loss) and deferred income taxes, and a net cash outflow of $55.6 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $87.7 million at April 1, 2023 from $71.4 million at December 31, 2022. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO was 32 days at April 1, 2023 and 25 days at December 31, 2022.

Inventory increased to $133.2 million at April 1, 2023 from $100.4 million at December 31, 2022. Our inventory levels will vary based on the availability of supply, and to a lesser extent, the impact of variations between forecasted demand used for purchasing inventory and actual demand. Increased product demand and higher product costs have increased the value of the inventory we hold. Our DOI was 129 days at April 1, 2023 and 90 days at December 31, 2022.

Investing Activities

Net cash provided by investing activities was $254.3 million during the three months ended April 1, 2023, compared to net cash used of $217.4 million during the three months ended April 2, 2022. The increase in cash inflows was principally due to an increase in cash inflows of $474.8 million from net purchases, sales and maturities of marketable securities in the current period.

Financing Activities

Net cash used in financing activities was $24.5 million during the three months ended April 1, 2023, compared to net cash used of $166.5 million during the three months ended April 2, 2022. The decrease in cash outflows was principally due to a decrease of $140.2 million for repurchases of our common stock in the current period.

Discontinued Operations

Net cash used in discontinued operations was zero during the three months ended April 1, 2023, compared to net cash used of $10.0 million during the three months ended April 2, 2022 related to income tax payments.

Debt

As of April 1, 2023, our debt included $535 million principal amount of convertible senior notes (the “2025 Notes”). We also had an undrawn $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured leverage ratio to exceed 3.25 to 1.00, subject to certain conditions. On March 22, 2023, we issued a notice of redemption for the 2025 Notes, which will occur on June 20, 2023, for any of the 2025 Notes outstanding that have not been previously converted. We have irrevocably elected cash settlement for the principal amount of the 2025 Notes and intend to settle any excess value with a combination of shares of our common stock and cash for fractional shares, if any.

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

Critical Accounting Estimates

Our critical accounting estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the fiscal year ended December 31, 2022. There have been no material subsequent changes to our critical accounting estimates.

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of April 1, 2023 would decrease our future annual interest income by approximately $10.5 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of April 1, 2023. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

Foreign currency exchange rate risk

We are exposed to foreign currency exchange rate risk primarily through assets, liabilities and operating expenses of our subsidiaries denominated in currencies other than the U.S. dollar. Our foreign subsidiaries are considered to be extensions of the U.S. parent. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in the Condensed Consolidated Statements of Income. We use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts are recognized in earnings in the same period during which the hedged transaction is recognized.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 1, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended April 1, 2023 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Most of the silicon wafers for the products that we have sold were manufactured either by Taiwan Semiconductor Manufacturing Co. (“TSMC”) or Semiconductor Manufacturing International Corporation (“SMIC”). Our customers typically complete their own qualification process. If we fail to properly balance customer demand across the existing semiconductor fabrication facilities that we utilize or are required by our foundry partners to increase, or otherwise change the number of fab lines that we utilize for our production, we might not be able to fulfill demand for our products and may need to divert our engineering resources away from new product development initiatives to support the fab line transition, which would adversely affect our operating results. In addition, geopolitical changes in China-Taiwan relations could disrupt TSMC’s operations and impact our third-party assembly subcontractors in Asia. Such a disruption could severely impact our ability to manufacture the majority of our products and as a result, could adversely affect our business, revenues and results of operations.

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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During three months ended April 1, 2023, the percentage of our revenues derived from outside of the United States was 84% (and the revenue associated with end customers in China was 10%, and revenue attributed to China based on shipped-to location was 25%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

In addition, the risk of cyber-attacks has increased in connection with the military conflict between Russia and Ukraine and the resulting geopolitical conflict. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies. These circumstances increase the likelihood of cyber-attacks and/or security breaches.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during three months ended April 1, 2023 was $89.4 million, or 36.2% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During three months ended April 1, 2023, 83% of our revenue was derived from distributors (and 53% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

Changes in the privacy and data security/protection laws could have an adverse effect on our operations

Federal, state and international privacy-related or data protection laws and regulations could have an adverse effect on our operations. Complying with these laws and the possibility of proceedings against us by governmental entities or others in relation to these laws could increase operational costs. In 2018, the European Union’s General Data Protection Regulation (“GDPR”) went into effect, replacing the EU’s 1995 Data Protection Directive. The costs of compliance with the GDPR and the potential for fines and penalties in the event of a breach of the GDPR may have an adverse effect on our operations.

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

Liquidity and Credit Risks

Disruptions in the financial services industry could adversely affect our operations and financial condition

In March 2023, banking regulators closed two U.S. banks and appointed the Federal Deposit Insurance Corporation (“FDIC”) to act as receiver. Although we have no direct exposure to the closed banks, uncertainty remains over the broader financial services industry. If other financial institutions enter receivership or become insolvent in the future, our ability to access our cash and investments or to draw on our existing lines of credit could be impacted. Concerns regarding the financial services industry may result in less favorable financing terms, including higher interest rates, tighter financial covenants or systemic limitations on access to credit sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, inflation and rapid increases in interest rates have led to a decline in the market value of debt securities issued with interest rates below current market interest rates. Sales of such securities prior to their maturity would result in the recognition of losses previously unrealized.

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

Our convertible senior notes could adversely affect our operating results and financial condition

On January 2, 2022, we irrevocably elected cash settlement for the principal amount of the 2025 Notes. On March 22, 2023, we issued a notice of redemption for the 2025 Notes. The redemption will occur on June 20, 2023 for any of the 2025 Notes outstanding that have not been previously converted. If we do not have adequate cash available to settle the principal amount of the 2025 Notes, we could seek to raise additional funds through debt or equity capital. However, additional funds may not be available on terms acceptable to us, or at all. We intend to settle any excess value in shares in the event of a conversion or redemption. Shares issued to settle any excess value may result in immediate, and potentially material, dilution to the ownership interests of our existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

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

The following table summarizes repurchases of our common stock during the three months ended April 1, 2023 (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
January 1, 2023 – January 28, 2023	95	$141.55	95	$199,501

January 29, 2023 – February 25, 2023	—	$—	—	$199,501

February 26, 2023 – April 1, 2023	—	$—	—	$199,501
Total	95	$141.55	95

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

3.2*	Sixth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 21, 2023).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

4.2*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated March 6, 2017 (filed as Exhibit 4.1 to the Form 8-K filed on March 6, 2017).

4.3*	Form of 1.375% Convertible Senior Note due 2022 (filed as Exhibit 4.2 to the Form 8-K filed on March 6, 2017).

4.4*	Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated June 1, 2020 (filed as Exhibit 4.1 to the Form 8-K filed on June 1, 2020).

4.5*	Form of 0.625% Convertible Senior Note due 2025 (filed as Exhibit 4.2 to the Form 8-K filed on June 1, 2020).

4.6*

First Supplemental Indenture between Silicon Laboratories Inc. and Wilmington Trust, National Association, as trustee, dated January 2, 2022 (filed as Exhibit 4.1 to the Form 8-K filed on January 3, 2022).

4.7*	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act (filed as Exhibit 4.7 to the Form 10-K filed on February 1, 2023).

10.1*	Silicon Laboratories Inc. 2023 Bonus Plan (filed as Exhibit 10.1 to the Form 10-K filed on January 27, 2023).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Incorporated herein by reference to the indicated filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

April 26, 2023	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

April 26, 2023	/s/ John C. Hollister

Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 26, 2023	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)