Form 10-Q
period 2023-07-01
SILICON LABORATORIES INC.
filed 2023-07-26
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

or

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

☐ Yes ☑ No

As of July 17, 2023, 31,864,364 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	July 1,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$234,813	$499,915
Short-term investments	271,063	692,024
Accounts receivable, net	98,256	71,437
Inventories	145,523	100,417
Prepaid expenses and other current assets	71,322	97,570
Total current assets	820,977	1,461,363
Property and equipment, net	152,358	152,016
Goodwill	376,389	376,389
Other intangible assets, net	72,003	84,907
Other assets, net	97,072	94,753
Total assets	$1,518,799	$2,169,428
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,102	$89,860
Revolving line of credit	80,000	—
Deferred revenue and returns liability	11,105	6,780
Other current liabilities	72,339	89,136
Total current liabilities	218,546	185,776
Convertible debt, net	—	529,573
Other non-current liabilities	41,356	49,071
Total liabilities	259,902	764,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 31,861 and 31,994 shares issued and outstanding at July 1, 2023 and December 31, 2022, respectively	3	3
Retained earnings	1,262,984	1,415,693
Accumulated other comprehensive loss	(4,090)	(10,688)
Total stockholders’ equity	1,258,897	1,405,008
Total liabilities and stockholders’ equity	$1,518,799	$2,169,428

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Revenues	$244,866	$263,150	$491,653	$496,964
Cost of revenues	101,091	99,247	194,018	177,289
Gross profit	143,775	163,903	297,635	319,675
Operating expenses:
Research and development	85,902	83,511	175,298	161,053
Selling, general and administrative	40,706	49,013	85,597	93,660
Operating expenses	126,608	132,524	260,895	254,713
Operating income	17,167	31,379	36,740	64,962
Other income (expense):
Interest income and other, net	7,780	3,445	12,616	4,944
Interest expense	(1,596)	(1,667)	(3,252)	(3,347)
Income before income taxes	23,351	33,157	46,104	66,559
Provision for income taxes	12,338	10,994	20,091	22,683
Equity-method earnings (loss)	(57)	(28)	(1,090)	1,166
Net income	$10,956	$22,135	$24,923	$45,042

Earnings per share:
Basic	$0.35	$0.62	$0.78	$1.22
Diluted	$0.33	$0.60	$0.75	$1.18

Weighted-average common shares outstanding:
Basic	31,614	35,722	31,786	36,862
Diluted	32,926	36,604	33,339	38,063

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net income	$10,956	$22,135	$24,923	$45,042
Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	1,385	(3,013)	4,383	(12,705)
Reclassification for losses included in net income	1,859	374	4,474	423

Net changes to cash flow hedges
Unrealized losses arising during the period	(580)	(3,001)	(544)	(3,545)
Reclassification for losses included in net income	186	1,092	157	1,092
Other comprehensive income (loss), before tax	2,850	(4,548)	8,470	(14,735)

Provision (benefit) for income taxes	477	(959)	1,872	(3,099)

Other comprehensive income (loss)	2,373	(3,589)	6,598	(11,636)

Comprehensive income	$13,329	$18,546	$31,521	$33,406

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended July 1, 2023	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of April 1, 2023	31,997	$3	$—	$1,425,914	$(6,463)	$1,419,454
Net income	—	—	—	10,956	—	10,956
Other comprehensive income	—	—	—	—	2,373	2,373
Stock issuances, net of shares withheld for taxes	261	—	(1,593)	—	—	(1,593)
Repurchases of common stock	(1,317)	—	(9,597)	(173,886)	—	(183,483)
Stock-based compensation	—	—	14,754	—	—	14,754
Convertible debt activity	920	—	(3,564)	—	—	(3,564)
Balance as of July 1, 2023	31,861	$3	$—	$1,262,984	$(4,090)	$1,258,897

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended July 2, 2022	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of April 2, 2022	37,204	$4	$—	$2,018,117	$(10,466)	$2,007,655
Net income	—	—	—	22,135	—	22,135
Other comprehensive loss	—	—	—	—	(3,589)	(3,589)
Stock issuances, net of shares withheld for taxes	159	—	1,161	—	—	1,161
Repurchases of common stock	(3,140)	(1)	(15,561)	(420,856)	—	(436,418)
Stock-based compensation	—	—	14,400	—	—	14,400
Balance as of July 2, 2022	34,223	$3	$—	$1,619,396	$(14,055)	$1,605,344

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Six Months Ended July 1, 2023	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 31, 2022	31,994	$3	$—	$1,415,693	$(10,688)	$1,405,008
Net income	—	—	—	24,923	—	24,923
Other comprehensive income	—	—	—	—	6,598	6,598
Stock issuances, net of shares withheld for taxes	359	—	(8,524)	—	—	(8,524)
Repurchases of common stock	(1,412)	—	(19,330)	(177,632)	—	(196,962)
Stock-based compensation	—	—	31,418	—	—	31,418
Convertible debt activity	920	—	(3,564)	—	—	(3,564)
Balance as of July 1, 2023	31,861	$3	$—	$1,262,984	$(4,090)	$1,258,897

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Six Months Ended July 2, 2022	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 1, 2022	38,481	$4	$—	$2,214,839	$(2,419)	$2,212,424
Cumulative effect of adoption of accounting standard	—	—	—	(59,963)	—	(59,963)
Net income	—	—	—	45,042	—	45,042
Other comprehensive loss	—	—	—	—	(11,636)	(11,636)
Stock issuances, net of shares withheld for taxes	301	—	(7,593)	—	—	(7,593)
Repurchases of common stock	(4,559)	(1)	(19,675)	(580,522)	—	(600,198)
Stock-based compensation	—	—	27,268	—	—	27,268
Balance as of July 2, 2022	34,223	$3	$—	1,619,396	$(14,055)	$1,605,344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2023	2022
Operating Activities
Net income	$24,923	$45,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation of property and equipment	12,441	10,561
Amortization of other intangible assets	12,904	19,194
Amortization of debt issuance costs	960	994
Loss on extinguishment of convertible debt	—	3
Stock-based compensation expense	31,377	27,264
Equity-method (earnings) loss	1,090	(1,166)
Deferred income taxes	(6,403)	(9,344)
Changes in operating assets and liabilities:
Accounts receivable	(26,819)	26,207
Inventories	(45,064)	(24,714)
Prepaid expenses and other assets	32,963	(25,286)
Accounts payable	(30,003)	25,606
Other current liabilities and income taxes	(26,220)	(3,418)
Deferred revenue and returns liability	4,326	(3,153)
Other non-current liabilities	(1,975)	(4,416)
Net cash provided by (used in) operating activities of continuing operations	(15,500)	83,374

Investing Activities
Purchases of marketable securities	(81,427)	(554,267)
Sales of marketable securities	339,555	27,404
Maturities of marketable securities	171,691	511,296
Purchases of property and equipment	(13,462)	(12,322)
Purchases of other assets	(215)	—
Net cash provided by (used in) investing activities of continuing operations	416,142	(27,889)

Financing Activities
Proceeds from revolving line of credit	80,000	—
Payments on debt	(536,124)	(21)
Repurchases of common stock	(201,095)	(579,040)
Payment of taxes withheld for vested stock awards	(16,310)	(13,958)
Proceeds from the issuance of common stock	7,785	6,365
Net cash used in financing activities of continuing operations	(665,744)	(586,654)

Discontinued Operations
Operating activities	—	(38,604)
Net cash used in discontinued operations	—	(38,604)

Decrease in cash and cash equivalents	(265,102)	(569,773)
Cash and cash equivalents at beginning of period	499,915	1,074,623
Cash and cash equivalents at end of period	$234,813	$504,850

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive income, stockholders’ equity and cash flows. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended July 1, 2023 are not necessarily indicative of the results to be expected for the full year.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2022, included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 1, 2023.

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

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit (“IC”) products. This performance obligation is satisfied when control of the product is transferred to the customer, which typically occurs upon delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company has opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Net income	$10,956	$22,135	$24,923	$45,042

Shares used in computing basic earnings per share	31,614	35,722	31,786	36,862

Effect of dilutive securities:
Convertible debt and stock-based awards	1,312	882	1,553	1,201
Shares used in computing diluted earnings per share	32,926	36,604	33,339	38,063

Earnings per share:
Basic	$0.35	$0.62	$0.78	$1.22
Diluted	$0.33	$0.60	$0.75	$1.18

The Company irrevocably elected to settle the principal amount of its convertible senior notes in cash and intended to settle any excess value in shares in the event of a conversion. In June 2023, the Company paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the conversions and redemptions of the 2025 convertible senior notes. For the three and six months ended July 1, 2023 and July 2, 2022, approximately 0.9 million, 0.6 million, 1.1 million, and 0.8 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share (related to the not yet converted or redeemed convertible senior notes.) See Note 6, Debt, to the Condensed Consolidated Financial Statements for additional information.

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

	Fair Value Measurements
	at July 1, 2023 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	Total
Cash equivalents:
Money market funds	$129,878	$—	$129,878
Total cash equivalents	$129,878	$—	$129,878

Short-term investments:
Corporate debt securities	$—	$178,843	$178,843
Government debt securities	—	92,220	92,220
Total short-term investments	$—	$271,063	$271,063

Total	$129,878	$271,063	$400,941

	Fair Value Measurements
	at December 31, 2022 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	Total
Cash equivalents:
Money market funds	$310,969	$—	$310,969
Corporate debt securities	—	3,249	3,249
Total cash equivalents	$310,969	$3,249	$314,218

Short-term investments:
Corporate debt securities	$—	$501,014	$501,014
Government debt securities	—	191,010	191,010
Total short-term investments	$—	$692,024	$692,024

Total	$310,969	$695,273	$1,006,242

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.	Fair Value of Financial Instruments (Continued)

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

Contractual maturities of investments

The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 1, 2023 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$187,356	$184,252
Due after one year through five years	88,385	86,811
	$275,741	$271,063

Unrealized Gains and Losses

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of July 1, 2023	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$12,019	$(29)	$144,341	$(2,918)	$156,360	$(2,947)
Government debt securities	50,211	(391)	42,008	(1,415)	92,219	(1,806)
	$62,230	$(420)	$186,349	$(4,333)	$248,579	$(4,753)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2022	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$307,085	$(5,297)	$185,467	$(4,090)	$492,552	$(9,387)
Government debt securities	76,651	(626)	100,209	(3,541)	176,860	(4,167)
	$383,736	$(5,923)	$285,676	$(7,631)	$669,412	$(13,554)

The gross unrealized losses as of July 1, 2023 and December 31, 2022 were due primarily to changes in market interest rates. At July 1, 2023 and December 31, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.	Fair Value of Financial Instruments (Continued)

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of July 1, 2023, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

Fair values of other financial instruments

The Company’s debt was recorded at cost, but measured at fair value for disclosure purposes. The fair value of the Company’s convertible senior notes was determined using observable market prices. The notes were traded in less active markets and were therefore classified as a Level 2 fair value measurement. As of December 31, 2022, the fair value of the notes was $671.9 million. No notes were outstanding as of July 1, 2023.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in the Euro, Norwegian Krone and Hungarian Forint. As of July 1, 2023, the contracts had maturities of two to six months and an aggregate notional value of $10.3 million. Gains and losses expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Derivative Financial Instruments (Continued)

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

As of July 1, 2023, the Company held foreign currency forward contracts denominated in Hungarian Forint and Singapore Dollars with an aggregate notional value of $8.1 million. The fair value of the foreign contracts and contract gains and losses recognized in income were not material for any of the periods presented.

5.	Supplemental Information

The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	July 1,	December 31,
	2023	2022
Work in progress	$120,880	$75,112
Finished goods	24,643	25,305
	$145,523	$100,417

Lease income

The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $1.4 million and $3.7 million during the six months ended July 1, 2023 and July 2, 2022, respectively.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.	Debt

0.625% Convertible Senior Notes

On June 1, 2020, the Company completed a private placement of $535 million principal amount convertible senior notes (the “2025 Notes”). The 2025 Notes bore interest semi-annually at a rate of 0.625% per year and were scheduled to mature on June 15, 2025.

On March 22, 2023, the Company issued a notice of redemption for the 2025 Notes. Prior to the redemption, the Company received conversion notices representing $533.6 million principal amount of the notes. The Company paid $533.6 million in cash and issued 0.9 million shares of common stock, as well as $47 thousand in lieu of fractional shares, for the conversions. Notes representing $1.4 million principal amount were redeemed at par, plus accrued interest. All note conversions and redemptions were completed in June 2023.

The carrying amount of the 2025 Notes consisted of the following (in thousands):

December 31,
2022
Principal	$534,980
Unamortized debt issuance costs	(5,407)
Net carrying amount	$529,573

The 2025 Notes were recorded in convertible debt, net on the Condensed Consolidated Balance Sheet. The effective interest rate for the liability component was 5.336%. The remaining balance of the debt issuance costs was recognized in stockholders’ equity for 2025 Notes that were converted and as debt extinguishment loss for 2025 Notes that were redeemed in the second quarter of fiscal 2023. Interest expense related to the 2025 Notes was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Contractual interest expense	$648	$839	$1,493	$1,684
Amortization of debt issuance costs	436	497	960	994
	$1,084	$1,336	$2,453	$2,678

Credit Facility

The Company and certain of its domestic subsidiaries (the “Guarantors”) have a $400 million revolving credit facility, as amended on June 30, 2023, with a maturity date of June 30, 2028. The credit facility includes a $25 million letter of credit sublimit and a $10 million swingline loan sublimit. The Company also has an option to increase the size of the borrowing capacity by up to the greater of an aggregate of $250 million and 100% of EBITDA of the last four fiscal quarters, plus an amount that would not cause a secured net leverage ratio (funded debt secured by assets/EBITDA) to exceed 3.50 to 1.00, subject to certain conditions.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.	Debt (Continued)

The credit facility, other than swingline loans, will bear interest at the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or, at the option of the Company, a base rate (defined as the highest of the Wells Fargo prime rate, the Federal Funds rate plus 0.50% and the Adjusted Term SOFR plus 1.00%) plus an applicable margin. Swingline loans accrue interest at the base rate plus the applicable margin for base rate loans. The applicable margins for the Adjusted Term SOFR loans range from 1.00% to 1.75% and for base rate loans range from 0.00% to 0.75%, depending in each case, on the leverage ratio as defined in the credit facility.

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a consolidated net leverage ratio (funded indebtedness less cash and cash equivalents up to $750 million and divided by EBITDA) of no more than 4.25 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of July 1, 2023, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of July 1, 2023, $80.0 million was outstanding on the credit facility.

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

The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Industrial & Commercial	$165,303	$144,144	$316,016	$270,813
Home & Life	79,563	119,006	175,637	226,151
	$244,866	$263,150	$491,653	$496,964

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three and six months ended July 1, 2023, the Company did not recognize any revenue related to performance obligations that were satisfied in previous reporting periods. During the three and six months ended July 2, 2022, the Company recognized revenue of $36.5 million and $32.0 million, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Distributors	$187,646	$211,943	$392,518	$404,208
Direct customers	57,220	51,207	99,135	92,756
	$244,866	$263,150	$491,653	$496,964

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9.	Stock-Based Compensation

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Cost of revenues	$283	$274	$582	$546
Research and development	8,813	7,703	18,305	14,694
Selling, general and administrative	5,643	6,412	12,490	12,024
	14,739	14,389	31,377	27,264
Income tax benefit	2,155	1,371	3,941	3,215
Total	$12,584	$13,018	$27,436	$24,049

The Company had approximately $140.1 million of total unrecognized compensation cost related to equity grants as of July 1, 2023 that is expected to be recognized over a weighted-average period of approximately 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

10.	Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, global intangible low-taxed income and Subpart F income inclusions and other permanent differences. Income tax expense was $12.3 million and $11.0 million for the three months ended July 1, 2023 and July 2, 2022, resulting in effective tax rates of 53.0% and 33.2%, respectively. Income tax expense was $20.1 million and $22.7 million for the six months ended July 1, 2023 and July 2, 2022, resulting in effective tax rates of 44.6% and 33.5%, respectively. The increase in the effective tax rate for the three and six months ended July 1, 2023 was primarily due to a decrease to forecasted pre-tax book income, as the impact of permanent items is greater when pre-tax book income is lower, partially offset by a discrete state return-to-provision benefit recorded in the recent quarter.

Uncertain Tax Positions

As of July 1, 2023, the Company had gross unrecognized tax benefits, inclusive of interest, of $5.1 million, all of which would affect the effective tax rate if recognized. During the six months ended July 1, 2023, the Company did not release any unrecognized tax benefits.

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

Tax years 2015 through 2023 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s 2021 tax year is currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially impact its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.

The Company does not expect material changes to its gross unrecognized tax benefits in the next 12 months.

11.Subsequent Event

In July 2023, the U.S. Treasury Department released IRS Notice 2023-55, which temporarily relieves taxpayers from the application of certain foreign tax credit Treasury regulations until January 1, 2024. The Company estimates that it will recognize a net tax benefit of approximately $3.3 million as a result, most of which will be recognized in the third quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2023 will have 52 weeks and fiscal 2022 had 52 weeks. Our second quarter of fiscal 2023 ended July 1, 2023. Our second quarter of fiscal 2022 ended July 2, 2022.

Impact of Macroeconomic Conditions

The current global economic environment is experiencing inflationary pressure, rising interest rates, and geopolitical tension. The extent of the impact of these macroeconomic conditions on our operational and financial performance will depend on future developments, including the duration and severity of any economic downturn, the impact to the business of our suppliers or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Current Period Highlights

Revenues decreased $18.3 million in the recent quarter compared to the second quarter of fiscal 2022 due to decreased revenues from our Home & Life products offset by increased revenues from our Industrial & Commercial products. Gross profit decreased $20.1 million during the same period due to decreased gross profit from our Home & Life products offset by increased gross profit from our Industrial & Commercial products. Gross margin decreased to 58.7% in the recent quarter compared to 62.3% in the second quarter of fiscal 2022 primarily due to variations in the price and costs of our products and variations in product mix. Operating expenses decreased by $5.9 million in the recent quarter compared to the second quarter of fiscal 2022 due primarily to decreased new product introduction costs and amortization of intangible assets. Operating income in the recent quarter was $17.2 million compared to $31.4 million in the second quarter of fiscal 2022.

We ended the second quarter of fiscal 2023 with $505.9 million in cash, cash equivalents and short-term investments. Net cash used in operating activities was $15.5 million during the recent six-month period. Accounts receivable were $98.3 million at July 1, 2023, representing 36 days sales outstanding (“DSO”). Inventory was $145.5 million at July 1, 2023, representing 130 days of inventory (“DOI”). During the second quarter, we paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the extinguishment of the remaining principal of our 2025 convertible senior notes. In the second quarter of fiscal 2023, we acquired 1.3 million shares of our common stock for $183.5 million.

We have continued to diversify our product portfolio and introduce new products and solutions with added functionality and integration. In the first six months of fiscal 2023, we introduced a dual-band SoC, designed for long-range networks and protocols like Amazon Sidewalk, Wi-SUN®, and other proprietary protocols, and new integrated Bluetooth® SoC and MCU families that offer IoT device designers energy efficiency, high performance and trusted security for the smallest form factor IoT devices. We plan to continue introducing products that expand the capabilities we offer in order to serve both current and emerging applications, enabling us to address new markets and expand our total available market opportunity.

During the six months ended July 1, 2023, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the six months ended July 1, 2023.

The percentage of our revenues derived from outside of the United States was 86% during the six months ended July 1, 2023. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Equity-method Earnings (Loss). Equity-method earnings (loss) represents income or loss on our equity-method investment.

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2023	2022	2023	2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.3	37.7	39.5	35.7
Gross margin	58.7	62.3	60.5	64.3
Operating expenses:
Research and development	35.1	31.7	35.7	32.4
Selling, general and administrative	16.6	18.6	17.4	18.8
Operating expenses	51.7	50.4	53.1	51.3
Operating income	7.0	11.9	7.5	13.1
Other income (expense):
Interest income and other, net	3.2	1.3	2.6	1.0
Interest expense	(0.7)	(0.6)	(0.7)	(0.7)
Income before income taxes	9.5	12.6	9.4	13.4
Provision for income taxes	5.0	4.2	4.1	4.6
Equity-method earnings (loss)	0.0	0.0	(0.2)	0.2
Net income	4.5%	8.4%	5.1%	9.1%

Revenues

	Three Months Ended				Six Months Ended
	July 1,	July 2,		%	July 1,	July 2,		%
(in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Industrial & Commercial	$165.3	$144.2	$21.1	14.7%	$316.0	$270.8	$45.2	16.7%
Home & Life	79.6	119.0	(39.4)	(33.1)%	175.7	226.2	(50.5)	(22.3)%
	$244.9	$263.2	$(18.3)	(6.9)%	$491.7	$497.0	$(5.3)	(1.1)%

The decrease in revenues in the recent three-month period was due to decreased revenues of $39.4 million from our Home & Life products offset in part by increased revenues of $21.1 million from our Industrial & Commercial products. The decrease in revenues in the recent six-month period was due to decreased revenues of $50.5 million from our Home & Life products offset in part by increased revenues of $45.2 million from our Industrial & Commercial products. Average selling prices of our products increased while unit volumes decreased in the recent three- and six-month periods. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(in millions)	2023	2022	Change	2023	2022	Change
Gross profit	$143.8	$163.9	$(20.1)	$297.6	$319.7	$(22.0)
Gross margin	58.7%	62.3%	(3.6)%	60.5%	64.3%	(3.8)%

Gross profit decreased during the recent three- and six-month periods due to a decrease in gross profit for our Home & Life product group offset by an increase in gross profit for our Industrial & Commercial product group. Gross margin decreased primarily due to variations in the price and costs of our products and variations in product mix. Increased product demand and production capacity constraints have increased the selling price and costs of our products, and has resulted in period-to-period fluctuations in our gross margin.

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

Research and Development

	Three Months Ended				Six Months Ended
	July 1,	July 2,		%	July 1,	July 2,		%
(in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Research and development	$85.9	$83.5	$2.4	2.9%	$175.3	$161.1	$14.2	8.8%
Percent of revenue	35.1%	31.7%			35.7%	32.4%

The increase in research and development expense in the recent three- and six-month periods was primarily due to increases of $4.9 million and $13.2 million, respectively, for personnel-related expenses and $0.4 million and $1.4 million, respectively, for occupancy costs, offset in part by decreases of $3.1 million and $1.9 million, respectively, for new product introduction costs. We expect that research and development expense will decrease in absolute dollars in the third quarter of fiscal 2023.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
	July 1,	July 2,		%	July 1,	July 2,		%
(in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Selling, general and administrative	$40.7	$49.0	$(8.3)	(16.9)%	$85.6	$93.7	$(8.1)	(8.6)%
Percent of revenue	16.6%	18.6%			17.4%	18.8%

The decrease in selling, general and administrative expense in the three- and six-month periods was primarily due to decreases of $4.9 million and $3.7 million, respectively, for personnel-related expenses, and $1.5 million and $4.2 million, respectively, for amortization of intangible assets. We expect that selling, general and administrative expense will decrease in absolute dollars in the third quarter of fiscal 2023.

Interest Income and Other, Net

Interest income and other, net for the three and six months ended July 1, 2023 was $7.8 million and $12.6 million, respectively, compared to $3.4 million and $4.9 million for the three and six months ended July 2, 2022, respectively. The increase in interest income and other, net in the recent three- and six-month periods was primarily due to increased interest income earned as a result of higher market interest rates.

Interest Expense

Interest expense for the three and six months ended July 1, 2023 was $1.6 million and $3.3 million, respectively, compared to $1.7 million and $3.3 million for the three and six months ended July 2, 2022, respectively.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	July 1,	July 2,		July 1,	July 2,
(in millions)	2023	2022	Change	2023	2022	Change
Provision for income taxes	$12.3	$11.0	$1.3	$20.1	$22.7	$(2.6)
Effective tax rate	53.0%	33.2%		44.6%	33.5%

The increase in the effective tax rate for the three and six months ended July 1, 2023 is primarily due to a decrease to forecasted pre-tax book income, as the impact of permanent items is greater when pre-tax book income is lower, partially offset by a discrete state return-to-provision benefit recorded in the recent quarter.

Equity-method Earnings (Loss)

Equity-method earnings (loss) for the three and six months ended July 1, 2023 was $(0.1) million and $(1.1) million, respectively, compared to $0.0 million and $1.2 million for the three and six months ended July 2, 2022, respectively.

Business Outlook

The following represents our business outlook for the third quarter of fiscal 2023.

Income Statement Item	Estimate

Revenues	$190 million to $210 million

Gross margin	59%

Operating expenses	$120 million

Diluted earnings (loss) per share	$(0.08) to $0.20

Liquidity and Capital Resources

Our principal sources of liquidity as of July 1, 2023 consisted of $505.9 million in cash, cash equivalents and short-term investments, of which $241.1 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds and Yankee bonds; and money market funds.

Operating Activities

Net cash used in operating activities was $15.5 million during the six months ended July 1, 2023, compared to net cash provided of $83.4 million during the six months ended July 2, 2022. Operating cash flows during the six months ended July 1, 2023 reflect our net income of $24.9 million, adjustments of $52.4 million for depreciation, amortization, stock-based compensation, equity-method earnings (loss) and deferred income taxes, and a net cash outflow of $92.8 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $98.3 million at July 1, 2023 from $71.4 million at December 31, 2022. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO was 36 days at July 1, 2023 and 25 days at December 31, 2022.

Inventory increased to $145.5 million at July 1, 2023 from $100.4 million at December 31, 2022. Our inventory levels will vary based on the availability of supply, and to a lesser extent, the impact of variations between forecasted demand used for purchasing inventory and actual demand. Inventory has increased as we have invested in building inventory to minimize potential supply disruptions and meet future demand. Our DOI was 130 days at July 1, 2023 and 90 days at December 31, 2022.

Investing Activities

Net cash provided by investing activities was $416.1 million during the six months ended July 1, 2023, compared to net cash used of $27.9 million during the six months ended July 2, 2022. The increase in cash inflows was principally due to an increase in cash inflows of $445.4 million from net purchases, sales and maturities of marketable securities in the current period.

Financing Activities

Net cash used in financing activities was $665.7 million during the six months ended July 1, 2023, compared to net cash used of $586.7 million during the six months ended July 2, 2022. The increase in cash outflows was principally due to $536.1 million in payments on debt in the current period, offset by a decrease of $377.9 million for repurchases of our common stock and $80.0 million in proceeds from our revolving line of credit in the current period.

Discontinued Operations

Net cash used in discontinued operations was zero during the six months ended July 1, 2023, compared to net cash used of $38.6 million during the six months ended July 2, 2022 related to income tax payments.

Debt

As of July 1, 2023, our debt included a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. In June 2023, we borrowed $80 million under the revolving credit facility. In June 2023, we paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the settlement of our 2025 convertible senior notes.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of July 1, 2023 would decrease our future annual interest income by approximately $4.1 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. At July 1, 2023, we had $80.0 million outstanding under our credit facility. A 100 basis point increase in interest rates would increase our future annual interest rate expense by approximately $0.8 million.

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

Available Information

Our website address is www.silabs.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 1, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended July 1, 2023 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third-party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our products. None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us. We believe the semiconductor industry is currently suffering a downturn due in large part to adverse macroeconomic conditions, characterized by a slowdown in overall GDP performance and factory activity in certain regions, higher levels of customer inventory, the impact of tariffs on trade relations, and greater overall uncertainty regarding the economy. This downturn could have a material adverse effect on our business and operating results.

In addition, the COVID-19 pandemic has caused further global economic uncertainty. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and suppliers, and could impact our business and operating results in the future.

We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During six months ended July 1, 2023, the percentage of our revenues derived from outside of the United States was 86% (and the revenue associated with end customers in China was 10%, and revenue attributed to China based on shipped-to location was 26%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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

A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our revenues and operating results, including:

●	The timing and volume of orders received from our customers;
●	The timeliness of our new product introductions and the rate at which our new products may cannibalize our older products;
●	The rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as “design wins”;
●	The time lag and realization rate between “design wins” and production orders;
●	Supplier capacity constraints;
●	The demand for, and life cycles of, the products incorporating our mixed-signal solutions;
●	The rate of adoption of mixed-signal products in the markets we target;
●	Deferrals or reductions of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of mixed-signal ICs;
●	Changes in product mix;
●	The average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing;
●	The average selling prices for our products generally decline over time;
●	Changes in market standards;
●	Impairment charges related to inventory, equipment or other long-lived assets;
●	The software used in our products, including software provided by third parties, may not meet the needs of our customers;
●	Our customers may not be able to obtain other components such as capacitors that they need to incorporate in conjunction with our products, leading to potential downturn in the demand for our products;
●	Significant legal costs to defend our intellectual property rights or respond to claims against us; and
●	The rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during six months ended July 1, 2023 was $175.3 million, or 35.7% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. There is currently a shortage of qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal products, and competition for such personnel is intense. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers, sales, applications and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During six months ended July 1, 2023, 80% of our revenue was derived from distributors (and 50% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

The following table summarizes repurchases of our common stock during the three months ended July 1, 2023 (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
April 2, 2023 – April 29, 2023	72	$138.75	72	$189,513

April 30, 2023 – May 27, 2023	1,001	$137.81	1,001	$51,521

May 28, 2023 – July 1, 2023	244	$145.70	244	$16,043
Total	1,317	$139.32	1,317

Our share repurchase program authorized repurchases up to $500 million through December 2023. In July 2023, our Board of Directors increased the authorization amount to $600 million. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

The following table describes contracts, instructions or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) entered into during the quarter ended July 1, 2023. There were no non-Rule 10b5-1 trading arrangements entered into during the quarter ended July 1, 2023.

			Aggregate Number
			of Securities to be
	Date of		Purchased or Sold
	Adoption of	Duration of the	Pursuant to the
Name and Title of Director or Officer	Arrangement	Arrangement	Arrangement
R. Matthew Johnson President and Chief Executive Officer	May 1, 2023	Expires December 29, 2023	10,711

John C. Hollister Senior Vice President and Chief Financial Officer	May 15, 2023	Expires April 26, 2024	26,000

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number
2.1*	Asset Purchase Agreement dated April 22, 2021 between Silicon Laboratories Inc. and Skyworks Solutions, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on April 22, 2021).

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

10.1*

Fifth Amendment to Credit Agreement, dated June 30, 2023, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association and the lenders party thereto. (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2023).

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

SILICON LABORATORIES INC.

July 26, 2023	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

July 26, 2023	/s/ John C. Hollister

Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 26, 2023	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)