Form 10-Q
period 2023-09-30
SILICON LABORATORIES INC.
filed 2023-11-01
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

☐ Yes ☑ No

As of October 16, 2023, 31,779,335 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

Silicon Laboratories Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$159,928	$499,915
Short-term investments	257,157	692,024
Accounts receivable, net	102,142	71,437
Inventories	167,581	100,417
Prepaid expenses and other current assets	86,727	97,570
Total current assets	773,535	1,461,363
Property and equipment, net	150,839	152,016
Goodwill	376,389	376,389
Other intangible assets, net	65,744	84,907
Other assets, net	108,555	94,753
Total assets	$1,475,062	$2,169,428
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,086	$89,860
Revolving line of credit	45,000	—
Deferred revenue and returns liability	10,066	6,780
Other current liabilities	61,991	89,136
Total current liabilities	165,143	185,776
Convertible debt, net	—	529,573
Other non-current liabilities	49,997	49,071
Total liabilities	215,140	764,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 31,779 and 31,994 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	3
Retained earnings	1,262,518	1,415,693
Accumulated other comprehensive loss	(2,599)	(10,688)
Total stockholders’ equity	1,259,922	1,405,008
Total liabilities and stockholders’ equity	$1,475,062	$2,169,428

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Revenues	$203,760	$269,817	$695,413	$766,781
Cost of revenues	84,735	104,232	278,753	281,521
Gross profit	119,025	165,585	416,660	485,260
Operating expenses:
Research and development	79,042	84,624	254,340	245,677
Selling, general and administrative	27,766	50,738	113,363	144,398
Operating expenses	106,808	135,362	367,703	390,075
Operating income	12,217	30,223	48,957	95,185
Other income (expense):
Interest income and other, net	2,938	4,672	15,554	9,616
Interest expense	(1,359)	(1,527)	(4,611)	(4,874)
Income before income taxes	13,796	33,368	59,900	99,927
Provision for income taxes	3,388	14,188	23,479	36,871
Equity-method earnings (loss)	(60)	1,819	(1,150)	2,985
Net income	$10,348	$20,999	$35,271	$66,041

Earnings per share:
Basic	$0.33	$0.62	$1.11	$1.84
Diluted	$0.32	$0.60	$1.07	$1.79

Weighted-average common shares outstanding:
Basic	31,796	34,079	31,789	35,935
Diluted	32,078	34,779	32,919	36,968

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net income	$10,348	$20,999	$35,271	$66,041
Other comprehensive income (loss), before tax
Net changes to available-for-sale securities
Unrealized gains (losses) arising during the period	1,553	(3,359)	5,936	(16,064)
Reclassification for losses included in net income	68	56	4,542	479

Net changes to cash flow hedges
Unrealized gains (losses) arising during the period	409	(1,574)	(135)	(5,119)
Reclassification for (gains) losses included in net income	(195)	1,821	(38)	2,913
Other comprehensive income (loss), before tax	1,835	(3,056)	10,305	(17,791)

Provision (benefit) for income taxes	344	(644)	2,216	(3,743)

Other comprehensive income (loss)	1,491	(2,412)	8,089	(14,048)

Comprehensive income	$11,839	$18,587	$43,360	$51,993

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

(Unaudited)

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended September 30, 2023	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of July 1, 2023	31,861	$3	$—	$1,262,984	$(4,090)	$1,258,897
Net income	—	—	—	10,348	—	10,348
Other comprehensive income	—	—	—	—	1,491	1,491
Stock issuances, net of shares withheld for taxes	27	—	(588)	—	—	(588)
Repurchases of common stock	(109)	—	(5,354)	(10,814)	—	(16,168)
Stock-based compensation	—	—	5,942	—	—	5,942
Balance as of September 30, 2023	31,779	$3	$—	$1,262,518	$(2,599)	$1,259,922

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Three Months Ended October 1, 2022	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of July 2, 2022	34,223	$3	$—	$1,619,396	$(14,055)	$1,605,344
Net income	—	—	—	20,999	—	20,999
Other comprehensive loss	—	—	—	—	(2,412)	(2,412)
Stock issuances, net of shares withheld for taxes	15	—	(773)	—	—	(773)
Repurchases of common stock	(708)	—	(15,211)	(72,287)	—	(87,498)
Stock-based compensation	—	—	15,984	—	—	15,984
Balance as of October 1, 2022	33,530	$3	$—	$1,568,108	$(16,467)	$1,551,644

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Nine Months Ended September 30, 2023	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of December 31, 2022	31,994	$3	$—	$1,415,693	$(10,688)	$1,405,008
Net income	—	—	—	35,271	—	35,271
Other comprehensive income	—	—	—	—	8,089	8,089
Stock issuances, net of shares withheld for taxes	387	—	(9,112)	—	—	(9,112)
Repurchases of common stock	(1,522)	—	(24,684)	(188,446)	—	(213,130)
Stock-based compensation	—	—	37,360	—	—	37,360
Convertible debt activity	920	—	(3,564)	—	—	(3,564)
Balance as of September 30, 2023	31,779	$3	$—	$1,262,518	$(2,599)	$1,259,922

			Additional		Accumulated Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
Nine Months Ended October 1, 2022	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 1, 2022	38,481	$4	$—	$2,214,839	$(2,419)	$2,212,424
Cumulative effect of adoption of accounting standard	—	—	—	(59,963)	—	(59,963)
Net income	—	—	—	66,041	—	66,041
Other comprehensive loss	—	—	—	—	(14,048)	(14,048)
Stock issuances, net of shares withheld for taxes	316	—	(8,367)	—	—	(8,367)
Repurchases of common stock	(5,267)	(1)	(34,885)	(652,809)	—	(687,695)
Stock-based compensation	—	—	43,252	—	—	43,252
Balance as of October 1, 2022	33,530	$3	$—	$1,568,108	$(16,467)	$1,551,644

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2023	2022
Operating Activities
Net income	$35,271	$66,041
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Depreciation of property and equipment	18,992	16,514
Amortization of other intangible assets	19,162	27,328
Amortization of debt issuance costs	960	1,492
Loss on extinguishment of convertible debt	—	3
Stock-based compensation expense	37,167	43,213
Equity-method (earnings) loss	1,150	(2,985)
Deferred income taxes	(5,881)	(13,126)
Changes in operating assets and liabilities:
Accounts receivable	(30,706)	21,641
Inventories	(66,971)	(39,100)
Prepaid expenses and other assets	8,085	(28,404)
Accounts payable	(37,039)	26,694
Other current liabilities and income taxes	(39,155)	17,962
Deferred revenue and returns liability	3,286	(2,144)
Other non-current liabilities	6,794	(7,713)
Net cash provided by (used in) operating activities of continuing operations	(48,885)	127,416

Investing Activities
Purchases of marketable securities	(91,493)	(579,507)
Sales of marketable securities	365,073	42,952
Maturities of marketable securities	171,766	597,399
Purchases of property and equipment	(18,533)	(20,057)
Purchases of other assets	(395)	—
Net cash provided by investing activities of continuing operations	426,418	40,787

Financing Activities
Proceeds from revolving line of credit	80,000	—
Payments on debt	(571,157)	(21)
Repurchases of common stock	(217,137)	(681,695)
Payment of taxes withheld for vested stock awards	(17,239)	(14,732)
Proceeds from the issuance of common stock	8,013	6,366
Net cash used in financing activities of continuing operations	(717,520)	(690,082)

Discontinued Operations
Operating activities	—	(69,467)
Net cash used in discontinued operations	—	(69,467)

Decrease in cash and cash equivalents	(339,987)	(591,346)
Cash and cash equivalents at beginning of period	499,915	1,074,623
Cash and cash equivalents at end of period	$159,928	$483,277

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive income, stockholders’ equity and cash flows. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Net income	$10,348	$20,999	$35,271	$66,041

Shares used in computing basic earnings per share	31,796	34,079	31,789	35,935

Effect of dilutive securities:
Convertible debt and stock-based awards	282	700	1,130	1,033
Shares used in computing diluted earnings per share	32,078	34,779	32,919	36,968

Earnings per share:
Basic	$0.33	$0.62	$1.11	$1.84
Diluted	$0.32	$0.60	$1.07	$1.79

The Company irrevocably elected to settle the principal amount of its 0.625% convertible senior notes due 2025 (the “2025 Notes”) in cash and intended to settle any excess value in shares in the event of a conversion. In June 2023, the Company paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the conversions and redemptions of the 2025 Notes. For the three and nine months ended September 30, 2023 and October 1, 2022, approximately 0.0 million, 0.7 million, 0.4 million, and 0.7 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share (related to the not yet converted or redeemed 2025 Notes.) See Note 6, Debt, to the Condensed Consolidated Financial Statements for additional information.Securities that were anti-dilutive were insignificant and were excluded from the computation of diluted earnings per share in all periods presented.

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

	Fair Value Measurements
	at September 30, 2023 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	Total
Cash equivalents:
Money market funds	$57,144	$—	$57,144
Total cash equivalents	$57,144	$—	$57,144

Short-term investments:
Corporate debt securities	$—	$166,868	$166,868
Government debt securities	—	90,289	90,289
Total short-term investments	$—	$257,157	$257,157

Total	$57,144	$257,157	$314,301

	Fair Value Measurements
	at December 31, 2022 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	Total
Cash equivalents:
Money market funds	$310,969	$—	$310,969
Corporate debt securities	—	3,249	3,249
Total cash equivalents	$310,969	$3,249	$314,218

Short-term investments:
Corporate debt securities	$—	$501,014	$501,014
Government debt securities	—	191,010	191,010
Total short-term investments	$—	$692,024	$692,024

Total	$310,969	$695,273	$1,006,242

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

Contractual maturities of investments

The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at September 30, 2023 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$195,410	$193,040
Due after one year through five years	64,803	64,117
	$260,213	$257,157

Unrealized Gains and Losses

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2023	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$13,876	$(13)	$132,920	$(1,865)	$146,796	$(1,878)
Government debt securities	49,597	(341)	37,762	(908)	87,359	(1,249)
	$63,473	$(354)	$170,682	$(2,773)	$234,155	$(3,127)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2022	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$307,085	$(5,297)	$185,467	$(4,090)	$492,552	$(9,387)
Government debt securities	76,651	(626)	100,209	(3,541)	176,860	(4,167)
	$383,736	$(5,923)	$285,676	$(7,631)	$669,412	$(13,554)

The gross unrealized losses as of September 30, 2023 and December 31, 2022 were due primarily to changes in market interest rates. At September 30, 2023 and December 31, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of September 30, 2023, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3.	Fair Value of Financial Instruments (Continued)

Fair values of other financial instruments

Prior to its conversion or redemption in June 2023, the Company’s debt was recorded at cost, but measured at fair value for disclosure purposes. The fair value of the Company’s 2025 Notes was determined using observable market prices. The notes were traded in less active markets and were therefore classified as a Level 2 fair value measurement. As of December 31, 2022, the fair value of the 2025 Notes was $671.9 million. No notes were outstanding as of September 30, 2023.

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

The Company has entered into foreign currency forward contracts for a portion of its forecasted operating expenses denominated in Norwegian Krone. As of September 30, 2023, the contracts had maturities of one to three months and an aggregate notional value of $2.0 million. Gains and losses expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.

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

As of September 30, 2023, the Company held foreign currency forward contracts denominated in the Euro with an aggregate notional value of $7.4 million. The fair value of the foreign contracts and contract gains and losses recognized in income were not material for any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5.	Supplemental Information

The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):

Inventories

	September 30,	December 31,
	2023	2022
Work in progress	$150,248	$75,112
Finished goods	17,333	25,305
	$167,581	$100,417

Lease income

The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $2.3 million and $5.4 million during the nine months ended September 30, 2023 and October 1, 2022, respectively.

6.	Debt

0.625% Convertible Senior Notes

On June 1, 2020, the Company completed a private placement of $535 million principal amount convertible senior notes (the “2025 Notes”). The 2025 Notes bore interest semi-annually at a rate of 0.625% per year and were scheduled to mature on June 15, 2025.

On March 22, 2023, the Company issued a notice of redemption for the 2025 Notes. Prior to the redemption, the Company received conversion notices representing $533.6 million principal amount of the notes. The Company paid $533.6 million in cash and issued 0.9 million shares of common stock, as well as $47 thousand in cash in lieu of fractional shares, for the conversions. Notes representing $1.4 million principal amount were redeemed at par, plus accrued interest. All note conversions and redemptions were completed in June 2023.

The carrying amount of the 2025 Notes consisted of the following (in thousands):

December 31,
2022
Principal	$534,980
Unamortized debt issuance costs	(5,407)
Net carrying amount	$529,573

Interest expense related to the 2025 Notes was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Contractual interest expense	$—	$826	$1,493	$2,511
Amortization of debt issuance costs	—	498	960	1,492
	$—	$1,324	$2,453	$4,003

The 2025 Notes were recorded in convertible debt, net on the Condensed Consolidated Balance Sheet. The remaining balance of the debt issuance costs was recognized in stockholders’ equity for the 2025 Notes that were converted and as debt extinguishment loss for the 2025 Notes that were redeemed in the second quarter of fiscal 2023.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6.Debt (Continued)

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a consolidated net leverage ratio (funded indebtedness less cash and cash equivalents up to $750 million and divided by EBITDA) of no more than 4.25 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of September 30, 2023, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of September 30, 2023, $45.0 million was outstanding on the credit facility.

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

The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Industrial & Commercial	$120,957	$145,661	$436,973	$416,475
Home & Life	82,803	124,156	258,440	350,306
	$203,760	$269,817	$695,413	$766,781

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three and nine months ended September 30, 2023, the Company did not recognize any revenue related to performance obligations that were satisfied in previous reporting periods. During the three and nine months ended October 1, 2022, the Company recognized revenue of $4.5 million and $30.7 million, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Distributors	$164,444	$217,355	$556,963	$621,563
Direct customers	39,316	52,462	138,450	145,218
	$203,760	$269,817	$695,413	$766,781

9.	Stock-Based Compensation

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

The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Cost of revenues	$192	$288	$774	$834
Research and development	8,598	8,788	26,903	23,482
Selling, general and administrative	(3,000)	6,874	9,490	18,897
	5,790	15,950	37,167	43,213
Income tax benefit	505	1,230	4,446	4,444
Total	$5,285	$14,720	$32,721	$38,769

For the three months ended September 30, 2023, the Company recognized an expense reversal of $9.5 million to reflect a reduction in the estimated levels of achievement related to unvested performance stock units.

The Company had approximately $103.8 million of total unrecognized compensation cost related to equity grants as of September 30, 2023 that is expected to be recognized over a weighted-average period of approximately 2.2 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10.	Income Taxes

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, global intangible low-taxed income, Subpart F income inclusions, and other permanent differences. Typically, the Company’s interim provision for income taxes is determined using an estimated annual effective tax rate, adjusted for discrete tax items. Under certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, it uses the actual effective tax rate for the year-to-date period. For the three and nine months ended September 30, 2023, the Company used this approach due to the variability of the rate as a result of fluctuations in forecasted pre-tax income.

Income tax expense was $3.4 million and $14.2 million for the three months ended September 30, 2023 and October 1, 2022, resulting in effective tax rates of 24.7% and 40.3%, respectively. Income tax expense was $23.5 million and $36.9 million for the nine months ended September 30, 2023, and October 1, 2022, resulting in effective tax rates of 40.0% and 35.8%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2023 as compared to the prior period was primarily due to a decrease in nondeductible stock compensation and a delay in the application of unfavorable foreign tax credit Treasury regulations that was announced during the recent quarter, partially offset by the increased impact of global intangible low-taxed income relative to lower pre-tax book income. The increase in the effective tax rate for the nine months ended September 30, 2023 as compared to the prior period was primarily due the increased impact of global intangible low-taxed income relative to lower pre-tax book income, partially offset by discrete U.S. federal and state return-to-provision benefits recorded in the recent nine-month period.

Uncertain Tax Positions

As of September 30, 2023, the Company had gross unrecognized tax benefits, inclusive of interest, of $5.2 million, all of which would affect the effective tax rate if recognized. During the nine months ended September 30, 2023, the Company did not release any unrecognized tax benefits.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 - 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $13.2 million, additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies. If unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

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

11.Subsequent Event

The Company expects to incur approximately $6.5 million of restructuring related expense in the fourth quarter of fiscal year 2023, consisting primarily of reduction-in-force severance charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2023 will have 52 weeks and fiscal 2022 had 52 weeks. Our third quarter of fiscal 2023 ended September 30, 2023. Our third quarter of fiscal 2022 ended October 1, 2022.

Impact of Macroeconomic Conditions

The current global economic environment is experiencing inflationary pressure, rising interest rates, and geopolitical tension. In the third quarter, we experienced a decline in revenues, and expect a continued decline into the fourth quarter, as our customers are slowing purchases to reduce existing inventories in a softening market. The extent of the impact of these macroeconomic conditions on our operational and financial performance will depend on future developments, including the duration and severity of any economic downturn, the impact to the business of our suppliers and/or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

Current Period Highlights

Revenues decreased $66.1 million in the recent quarter compared to the third quarter of fiscal 2022 due to decreased revenues from our Home & Life products and our Industrial & Commercial products. Gross profit decreased $46.6 million during the same period due to decreased gross profit from our Home & Life products and our Industrial & Commercial products. Gross margin decreased to 58.4% in the recent quarter compared to 61.4% in the third quarter of fiscal 2022 primarily due to variations in the price and costs of our products and variations in product mix. Operating expenses decreased by $28.6 million in the recent quarter compared to the third quarter of fiscal 2022 due primarily to cost containment measures taken in the third quarter, including the elimination of certain bonuses and certain other variable compensation through the remainder of fiscal 2023, a reduction in the use of contract employees, and the suspension of all non-essential travel. These cost containment measures are intended to be temporary in nature. Operating expenses also decreased due to reduced stock-based compensation from the expense reversal to adjust the estimated levels of achievement related to unvested performance stock units. Operating income in the recent quarter was $12.2 million compared to $30.2 million in the third quarter of fiscal 2022. Refer to “Results of Operations” below for further discussion.

We ended the third quarter of fiscal 2023 with $417.1 million in cash, cash equivalents and short-term investments. Net cash used in operating activities was $48.9 million during the current year nine-month period. Accounts receivable were $102.1 million at September 30, 2023, representing 45 days sales outstanding (“DSO”). Inventory was $167.6 million at September 30, 2023, representing 178 days of inventory (“DOI”). During the third quarter, we repaid $35.0 million in borrowings under our revolving credit facility. In the third quarter of fiscal 2023, we acquired 0.1 million shares of our common stock for $16.0 million.

We have continued to diversify our product portfolio and introduce new products and solutions with added functionality and integration. In the first nine months of fiscal 2023, we introduced a dual-band SoC, designed for long-range networks and protocols like Amazon Sidewalk, Wi-SUN®, and other proprietary protocols, and new integrated Bluetooth® SoC and MCU families that offer IoT device designers energy efficiency, high performance and trusted security for the smallest form factor IoT devices. We plan to continue introducing products that expand the capabilities we offer in order to serve both current and emerging applications, enabling us to address new markets and expand our total available market opportunity.

During the nine months ended September 30, 2023, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the nine months ended September 30, 2023.

The percentage of our revenues derived from outside of the United States was 87% during the nine months ended September 30, 2023. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

Interest Expense. Interest expense consists of interest on our short and long-term obligations, including our convertible senior notes that were previously outstanding and our credit facility. Interest expense on our convertible senior notes included contractual interest, amortization of debt issuance costs, and for periods prior to fiscal 2022, amortization of the debt discount.

Provision for Income Taxes. Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, global intangible low-taxed income, Subpart F income inclusions, and other permanent differences. See Note 10, Income Taxes, to the Condensed Consolidated Financial Statements.

Equity-method Earnings (Loss). Equity-method earnings (loss) represents income or loss on our equity-method investment.

The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2023	2022	2023	2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.6	38.6	40.1	36.7
Gross margin	58.4	61.4	59.9	63.3
Operating expenses:
Research and development	38.8	31.4	36.6	32.0
Selling, general and administrative	13.6	18.8	16.3	18.8
Operating expenses	52.4	50.2	52.9	50.9
Operating income	6.0	11.2	7.0	12.4
Other income (expense):
Interest income and other, net	1.4	1.7	2.2	1.3
Interest expense	(0.7)	(0.6)	(0.7)	(0.6)
Income before income taxes	6.8	12.4	8.6	13.0
Provision for income taxes	1.7	5.3	3.4	4.8
Equity-method earnings (loss)	0.0	0.7	(0.2)	0.4
Net income	5.1%	7.8%	5.1%	8.6%

Revenues

	Three Months Ended				Nine Months Ended
	September 30,	October 1,		%	September 30,	October 1,		%
(in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Industrial & Commercial	$121.0	$145.6	$(24.6)	(17.0)%	$437.0	$416.5	$20.5	4.9%
Home & Life	82.8	124.2	(41.4)	(33.3)%	258.4	350.3	(91.9)	(26.2)%
	$203.8	$269.8	$(66.0)	(24.5)%	$695.4	$766.8	$(71.4)	(9.3)%

The decrease in revenues in the recent three-month period was due to decreased revenues of $41.4 million from our Home & Life products and decreased revenues of $24.6 million from our Industrial & Commercial products. The decrease in revenues in the recent nine-month period was due to decreased revenues of $91.9 million from our Home & Life products offset in part by increased revenues of $20.5 million from our Industrial & Commercial products. Average selling prices of our products and unit volumes decreased in the recent three -month period, and average selling prices of our products increased while unit volumes decreased in the recent nine-month period. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

The overall demand environment for our customers’ products is generally weaker than previously anticipated. Customers are also seeking to reduce inventory levels relative to amounts they held during the recent period of widespread supply chain disruptions. As a result, the current demand environment for our products is experiencing high volatility and general weakness, with customers more frequently requesting cancellations, changes to delivery dates, and price and payment term concessions. Faced with these conditions and related to revenue that might otherwise occur in a later period, we have offered certain customers and distributors extended payment terms with respect to a portion of our Q3 2023 revenue, and, to a lesser extent, price discounts.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(in millions)	2023	2022	Change	2023	2022	Change
Gross profit	$119.0	$165.6	$(46.6)	$416.7	$485.3	$(68.6)
Gross margin	58.4%	61.4%	(3.0)%	59.9%	63.3%	(3.4)%

Gross profit decreased during the recent three- and nine-month periods due to a decrease in gross profit for our Home & Life product group and a decrease in gross profit for our Industrial & Commercial product group, primarily as a result of the decrease in unit volumes in the periods. Gross margin decreased primarily due to variations in the price and costs of our products and variations in product mix.

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

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,	October 1,		%	September 30,	October 1,		%
(in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Research and development	$79.0	$84.6	$(5.6)	(6.6)%	$254.3	$245.7	$8.6	3.5%
Percent of revenue	38.8%	31.4%			36.6%	32.0%

The decrease in research and development expense in the recent three-month period was primarily due to a decrease of $4.0 million for personnel-related expenses, with additional decreases of $1.0 million for amortization of intangible assets and $0.9 million for new product introduction costs, partially offset by an increase of $0.7 million in occupancy costs. Within personnel-related costs, bonus and variable compensation decreased $8.7 million as a result of the cost containment efforts in the current period, offset in part by an increase of $3.8 million in salary expense.

The increase in research and development expense in the recent nine-month period was primarily due to an increase of $9.2 million for personnel-related expenses, with additional increases of $3.1 million for IT-related costs and $2.2 million for occupancy costs. Within personnel-related expenses, increases of $13.8 million in salary expense, $3.2 million in stock compensation, and $4.2 million in termination benefits were partially offset by a $15.6 million decrease in bonuses and variable compensation from lower attainment and the cost containment efforts in the third quarter. Other decreases to research and development expense in the recent nine-month period were $3.7 million for new product introduction costs and $3.1 million for the amortization of intangible assets. We expect that research and development expense will increase in absolute dollars in the fourth quarter of fiscal 2023.

Selling, General and Administrative

	Three Months Ended				Nine Months Ended
	September 30,	October 1,		%	September 30,	October 1,		%
(in millions)	2023	2022	Change	Change	2023	2022	Change	Change
Selling, general and administrative	$27.8	$50.7	$(22.9)	(45.3)%	$113.4	$144.4	$(31.0)	(21.5)%
Percent of revenue	13.6%	18.8%			16.3%	18.8%

The decrease in selling, general and administrative expense in the three-month period was primarily due to an $18.2 million decrease in personnel-related costs, which included a $9.9 million decrease in stock compensation driven by a decline in expected achievement for certain performance-based awards, and cost containment efforts in the current period resulting in decreases of $6.1 million in certain bonuses and variable compensation, and $1.1 million in travel expenses. Additionally outside services decreased by $3.7 million and amortization of intangible assets decreased by $0.8 million.

The decrease in selling, general and administrative expense in the nine-month period was due primarily to a $22.8 million decrease to personnel-related costs, which included a $15.0 decrease in certain bonus and variable compensation as a result of the cost containment efforts in the third quarter and a $9.5 million reduction in stock compensation driven by a decline in expected achievement for certain performance-based awards, partially offset by an increase in salary expense of $2.0 million. Additionally, amortization of intangible assets decreased by $5.0 million and outside services decreased by $3.9 million. We expect that selling, general and administrative expense will increase in absolute dollars in the fourth quarter of fiscal 2023.

Interest Income and Other, Net

Interest income and other, net for the three and nine months ended September 30, 2023 was $2.9 million and $15.6 million, respectively, compared to $4.7 million and $9.6 million for the three and nine months ended October 1, 2022, respectively. The decrease in interest income and other, net in the recent three-month period was primarily due to lower interest-bearing investment balances as a result of the sale of investments to fund the settlement of our 2025 convertible senior notes in the second quarter of fiscal 2023. The increase in interest income and other, net in the recent nine-month period was primarily due to increased interest income earned as a result of higher market interest rates.

Interest Expense

Interest expense for the three and nine months ended September 30, 2023 was $1.4 million and $4.6 million, respectively, compared to $1.5 million and $4.9 million for the three and nine months ended October 1, 2022, respectively.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,	October 1,		September 30,	October 1,
(in millions)	2023	2022	Change	2023	2022	Change
Provision for income taxes	$3.4	$14.2	$(10.8)	$23.5	$36.9	$(13.4)
Effective tax rate	24.7%	40.3%		40.0%	35.8%

The decrease in the effective tax rate for the three months ended September 30, 2023 as compared to the prior period was primarily due to a decrease in nondeductible stock compensation and a delay in the application of unfavorable foreign tax credit Treasury regulations that was announced during the recent quarter, partially offset by the increased impact of global intangible low-taxed income relative to lower pre-tax book income. The increase in the effective tax rate for the nine months ended September 30, 2023 as compared to the prior period was primarily due to the increased impact of global intangible low-taxed income relative to lower pre-tax book income, partially offset by discrete U.S. federal and state return-to-provision benefits recorded in the recent nine-month period.

Equity-method Earnings (Loss)

Equity-method earnings (loss) for the three and nine months ended September 30, 2023 was $(0.1) million and $(1.2) million, respectively, compared to $1.8 million and $3.0 million for the three and nine months ended October 1, 2022, respectively.

Business Outlook

The following represents our business outlook for the fourth quarter of fiscal 2023.

Income Statement Item	Estimate

Revenues	$70 million to $100 million

Gross margin	53%

Operating expenses	$123 million

Diluted earnings (loss) per share	$(2.39) to $(1.95)

Liquidity and Capital Resources

Our principal sources of liquidity as of September 30, 2023 consisted of $417.1 million in cash, cash equivalents and short-term investments, of which $268.6 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds and Yankee bonds; and money market funds.

Operating Activities

Net cash used in operating activities was $48.9 million during the nine months ended September 30, 2023, compared to net cash provided of $127.4 million during the nine months ended October 1, 2022. Operating cash flows during the nine months ended September 30, 2023 reflect our net income of $35.3 million, adjustments of $71.6 million for depreciation, amortization, stock-based compensation, equity-method earnings (loss) and deferred income taxes, and a net cash outflow of $155.7 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $102.1 million at September 30, 2023 from $71.4 million at December 31, 2022. The increase in accounts receivable resulted primarily from variations in the timing of collections and billings, with a majority of our shipments occurring in the final month of the current quarter. Our DSO increased to 45 days at September 30, 2023 from 25 days at December 31, 2022. Incentives offered to customers in the third quarter of 2023 included temporarily extending payment terms in certain cases. While the majority of these actions are intended to be temporary in nature, the continuation of these concessions may result in additional or more permanent increases to our payment terms and further increase our collection times.

Inventory increased to $167.6 million at September 30, 2023 from $100.4 million at December 31, 2022. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Inventory has increased in part due to us investing in building inventory to minimize potential supply disruptions and meet forecasted future demand. Our DOI was 178 days at September 30, 2023 and 90 days at December 31, 2022.

Investing Activities

Net cash provided by investing activities was $426.4 million during the nine months ended September 30, 2023, compared to net cash provided by $40.8 million during the nine months ended October 1, 2022. The increase in cash inflows was principally due to cash provided by net purchases, sales and maturities of marketable securities of $445.3 million in the current period.

Financing Activities

Net cash used in financing activities was $717.5 million during the nine months ended September 30, 2023, compared to net cash used of $690.1 million during the nine months ended October 1, 2022. The increase in cash outflows was principally due to $571.2 million in payments on debt in the current period, offset by a decrease of $464.6 million for repurchases of our common stock and $80.0 million in proceeds from our revolving line of credit in the current period.

Discontinued Operations

Net cash used in discontinued operations was zero during the nine months ended September 30, 2023, compared to net cash used of $69.5 million during the nine months ended October 1, 2022 related to income tax payments.

Debt

As of September 30, 2023, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. In June 2023, we borrowed $80 million under the revolving credit facility. In the third quarter, we repaid $35.0 million in borrowings under our revolving credit facility. As of September 30, 2023, the outstanding balance in the revolving credit facility is $45.0 million. In June 2023, we paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the settlement of our 2025 convertible senior notes.

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

Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of September 30, 2023 would decrease our future annual interest income by approximately $3.2 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. At September 30, 2023, we had $45.0 million outstanding under our credit facility. A 100 basis point increase in interest rates would increase our future annual interest rate expense by approximately $0.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are subject to the cyclical nature of the semiconductor industry, which has been subject to significant fluctuations

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant fluctuations, often connected with, or in anticipation of, maturing product cycles and new product introductions of both semiconductor companies’ and their customers’ products and fluctuations in general economic conditions. Deteriorating general worldwide economic conditions, including reduced economic activity, concerns about credit, interest rates and inflation, increased energy costs, decreased consumer confidence, reduced corporate profits, decreased spending and similar adverse business conditions, would make it very difficult for our customers, our vendors, and us to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to slow spending on our products. Increases in inflation and interest rates can impact demand for our customers’ end products and increase our costs. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. We cannot predict the timing, strength, or duration of any economic slowdown or economic recovery. If the economy or markets in which we operate deteriorate, our business, financial condition, and results of operations would likely be materially and adversely affected.

Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third-party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our products. None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us. We believe the semiconductor industry is currently suffering a downturn due in large part to adverse macroeconomic conditions, characterized by a slowdown in overall GDP performance and factory activity in certain regions, higher levels of customer inventory, the impact of tariffs on trade relations, and greater overall uncertainty regarding the economy. This downturn has negatively affected, and may continue to have an adverse effect, on our business and operating results.

In addition, the COVID-19 pandemic has caused further global economic uncertainty. Any future impacts due to COVID-19,including a resurgence of infection rates or the spread of new variants or viruses is uncertain, and could include disrupting the business of our customers and suppliers, which could impact our business and operating results in the future.

We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During nine months ended September 30, 2023, the percentage of our revenues derived from outside of the United States was 87% (and the revenue associated with end customers in China was 11%, and revenue attributed to China based on shipped-to location was 28%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

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
●	Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act, which increased our effective tax rate, in part due to the impact of the requirement to capitalize and amortize foreign research and development expenses beginning in 2022;
●	Longer sales cycles;
●	Greater difficulty in accounts receivable collection and longer collection periods;
●	High levels of distributor inventory subject to price protection and rights of return to us;
●	Political and economic instability;
●	Risks that demand and the supply chain may be adversely affected by military conflict (including the recent events in the Middle East and the ongoing conflict between Russia and Ukraine), terrorism, sanctions or other geopolitical events globally;
●	Greater difficulty in hiring and retaining qualified personnel; and
●	The need to have business and operations systems that can meet the needs of our international business and operating structure.

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

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers. In addition, a significant portion of the assembly and testing of our products occurs in South Korea. Any disruption resulting from these events, including the COVID-19 pandemic, could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor. If such an event significantly disrupts the manufacture, shipment and sales of our products or the products of our customers, this may materially negatively impact our operating results. For example, if travel restrictions or business shutdowns or slowdowns occur for an extended period of time in Taiwan, South Korea or the other countries in which our current manufacturers, assemblers, test service providers, distributors and customers are located, we may experience delays in product production, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions.

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

Additionally, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks and other security challenges as a result of new hybrid working arrangements and employees and our service providers working remotely.

In addition, the risk of cyber-attacks has increased in connection with the conflict between Russia and Ukraine and in the Middle East. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies. These circumstances increase the likelihood of cyber-attacks and/or security breaches.

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

We may not be able to maintain our historical growth and may experience significant period-to-period fluctuations in our revenues and operating results, which may result in volatility in our stock price

Although we have generally experienced revenue growth in our history, we may not be able to sustain this growth. We may also experience significant period-to-period fluctuations in our revenues and operating results in the future due to a number of factors, and any such variations may cause our stock price to fluctuate. If our revenues or operating results are below the expectations of public market analysts or investors, our stock price may drop, perhaps significantly.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during nine months ended September 30, 2023 was $254.3 million, or 36.6% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During nine months ended September 30, 2023, 80% of our revenue was derived from distributors (and 52% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

The impacts of the COVID-19 pandemic, or a similar public health crisis, on our business, customers, suppliers, employees, markets and financial results and condition are uncertain, evolving and dependent on numerous unpredictable factors outside of our control, including:

●	The duration and impact of a global economic recession or depression that could reduce demand and/or pricing for our products;
●	Disruptions to our business and supply chain (and the business and supply chains of our customers) in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas impacted by the public health crisis, including disruptions caused by illnesses, quarantines and restrictions on people’s ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions;
●	Delays or limitations on the ability of our customers to make timely payments;
●	Governmental actions to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines and business shutdowns or slowdowns, facility closures or other restrictions;
●	Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures or to refinance our existing indebtedness;
●	Potential asset impairments, including goodwill, intangible assets, investments and other assets;
●	Increased cyber-related risks due to hybrid working models and increased remote working;
●	Challenges with implementing and managing a hybrid model of working from home or the office, establishing appropriate office safety protocols, maintaining our corporate culture, and continuing to attract, retain and motivate our employees;
●	Potential failure of our computer systems or communication systems; and
●	Investment-related risks, including difficulties in liquidating investments due to current market conditions and adverse investment performance.

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

Liquidity and Credit Risks

Disruptions in the financial services industry could adversely affect our operations and financial condition

In the first half of 2023, banking regulators closed three U.S. banks and appointed the Federal Deposit Insurance Corporation (“FDIC”) to act as receiver. Although we have no direct exposure to the closed banks, uncertainty remains over the broader financial services industry. If other financial institutions enter receivership or become insolvent in the future, our ability to access our cash and investments or to draw on our existing lines of credit could be impacted. Concerns regarding the financial services industry may result in less favorable financing terms, including higher interest rates, tighter financial covenants or systemic limitations on access to credit sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, inflation and rapid increases in interest rates have led to a decline in the market value of debt securities issued with interest rates below current market interest rates. Sales of such securities prior to their maturity would result in the recognition of losses previously unrealized.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock during the three months ended September 30, 2023 (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
July 2, 2023 – July 29, 2023	82	$145.89	82	$104,047

July 30, 2023 – August 26, 2023	27	$148.58	27	$100,000

August 27, 2023 – September 30, 2023	—	—	—	$100,000
Total	109	$146.56	109

Our share repurchase program authorizes repurchases up to $600 million through December 2023. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

There were no contracts, instructions or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), nor were there any non-Rule 10b5-1 trading arrangements, entered into or terminated by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act) during the quarter ended September 30, 2023.

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

SILICON LABORATORIES INC.

November 1, 2023	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

November 1, 2023	/s/ John C. Hollister

Date	John C. Hollister
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 1, 2023	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)