Form 10-K
period 2023-12-30
SILICON LABORATORIES INC.
filed 2024-02-20
CIK 1038074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 1, 2023) was approximately $4.9 billion (assuming, for this purpose, that only directors and officers are deemed affiliates).

There were 31,904,670 shares of the registrant’s common stock issued and outstanding as of February 12, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

We are pioneers in wireless innovation and have spent the last two decades simplifying the complexity of radio frequency (“RF”) from silicon to cloud. Our leading platform, purpose-built for the Internet of Things (“IoT”), helps customers quickly create secure, intelligent, connected devices. Our team and technology assist customers in solving development challenges, including energy efficiency, to build connected devices for applications that support better health, innovative infrastructure, and sustainable cities.

Our semiconductor devices leverage standard complementary metal oxide semiconductor (“CMOS”), a low-cost, widely available process technology. The use of CMOS technology enables smaller, more cost-effective, and energy-efficient solutions. Our software expertise allows us to develop products for markets where intelligent data capture, high-performance processing, and communication are increasingly important product differentiators. We also focus design and engineering efforts on technologies that simplify and accelerate customer adoption of security features engineered into our silicon chips. Our expertise in analog-intensive, mixed-signal integrated chip (“IC”) design in CMOS, as well as in software development allows us to create new and innovative products that are highly integrated and secure, simplifying our customers’ designs and improving their time-to-market.

Industry Background

The Internet of Things is about connecting embedded applications to the Internet. The phrase IoT describes the myriad of smart, connected devices that surround us today, deployed in a variety of home, life, commercial, and industrial applications. When MIT’s Kevin Ashton first used the phrase in 1999, he was promoting the possibilities of RFID, but today, the IoT describes an impressive array of devices and capabilities. Machine learning is bringing greater intelligence to the edge on battery-powered devices. The IoT is monitoring patients’ health 24/7 to send rich data to doctors miles away. Smart, connected devices are detecting water leaks to improve sustainability and managing bee colonies to strengthen the food supply. It’s an industry of variety and impact. Whether in a door lock or a heart monitor, a smart home thermostat, or a municipal energy grid, Silicon Labs solutions are improving life and the sustainability of the planet.

The IoT requires interaction between the analog world we live in and the digital world of computing, which drives the need for analog-intensive, mixed-signal circuits in a wide range of electronic products. Traditional mixed-signal designs relied upon solutions built with numerous, complex discrete analog and digital components. While these traditional designs provide the required functionality, they are often inefficient and inadequate for use in markets where size, cost, power consumption, performance and security are increasingly important product differentiators. To improve their competitive position, electronics manufacturers must reduce the cost and complexity of their systems and enable new features or functionality to differentiate themselves from their competitors.

Simultaneously, these manufacturers face accelerating time-to-market demands and must rapidly adapt to evolving industry standards and new technologies. Because analog-intensive, mixed-signal design expertise is difficult to find, these manufacturers increasingly are turning to third parties, like us, to provide advanced mixed-signal solutions. Mixed-signal design requires specific expertise and relies on creative, experienced engineers to deliver solutions that optimize speed, power, and performance despite the noisy digital environment and within the constraints of standard manufacturing processes. The development of this design expertise typically requires years of practical analog design experience under the guidance of a senior engineer, and engineers with the required level of skill and expertise are in short supply.

Many IC solution providers lack sufficient analog expertise to develop compelling mixed-signal products. As a result, manufacturers of electronic devices value providers that can supply them with mixed-signal solutions offering greater functionality, smaller size, and lower power requirements at a reduced cost and shorter time-to-market. Silicon Labs has the breadth in its portfolio, depth of wireless connectivity expertise, and the focus on IoT to help its customers bring their innovative ideas to market quickly.

Products

We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the IoT. We have built a leading wireless development platform and product portfolio for the IoT based on Bluetooth®, sub-GHz proprietary technologies, Wi - SUN, Thread, Wi-Fi®, Zigbee® and Z-Wave®. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competing products into a single chip, chipset or system-on-chip (“SoC”). By doing so, we create products that, when compared to many competing products, offer the following benefits:

●	Require less printed circuit board (“PCB”) space;
●	Reduce the use of external components lowering the system cost and simplifying design;
●	Offer superior performance improving our customers’ end products;
●	Provide increased reliability and manufacturability, improving customer yields; and/or
●	Reduce system power requirements enabling smaller form factors and/or longer battery life.

We have continued to diversify our product portfolio and introduce new products and solutions through both organic investment and acquisitions. The life cycles of our products are relatively long, given the amount of effort and time required in the design in process for our customers.

Revenues during fiscal 2023, 2022 and 2021 were generated predominately by sales of our mixed-signal products. The following summarizes the products that we have introduced to customers:

Wireless Microcontrollers and Sensor Products

Our EFM32™, EFM8™, 8051, wireless MCUs and wireless SoCs are based on numerous wireless protocols, including Bluetooth, sub-GHz proprietary technologies, Thread, Wi-Fi, Zigbee and Z-Wave technologies. Our family of products are ideally suited to ultra-low power IoT embedded systems that include energy friendly 8-bit mixed-signal microcontrollers, ultra-low power 32-bit microcontrollers and wireless MCU connectivity solutions using the ARM® Cortex-M0+/M3/M4 and newer M33 cores. Single and multi-protocol SoC devices and modules provide flexible, highly integrated solutions designed to meet demanding requirements of IoT applications. The introduction of our Series 2 portfolio provides a greater focus on updatable device security which is becoming vital to the evolution and success of IoT. We bring enhanced capability to the industry, protecting user data, system keys and manufacturer brands from malicious threats both hands-on and internet-based. Our broad portfolio addresses a variety of target markets.

Our sensor products include optical sensors (proximity, ambient light gestures and heart rate monitoring), as well as relative humidity (“RH”) / temperature sensors and Hall effect magnetic sensors. These devices leverage our mixed-signal capability to provide high accuracy, process technology to improve performance and lower power consumption than competing parts.

Our products are supported by Simplicity Studio™, which provides one-click access to design tools, documentation, software and support resources. In-house protocol stacks and Micrium® real-time operating system (“RTOS”) help simplify software development for IoT developers by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities.

We group our products as Industrial & Commercial or Home & Life based on the target markets they address. These markets and their corresponding applications are described below:

Target Market	Applications

Industrial & Commercial

Industrial IoT

The Industrial IoT market is highly fragmented with a diverse collection of products and applications. Leveraging the Industrial IoT allows companies to increase production and efficiency, understand and improve processes, and predict faults in processes before downtime occurs. Industrial IoT solutions address energy efficiency, operational excellence and smart usage of commercial spaces. Our industrial IoT solutions simplify human-machine interfaces and access controls; add wireless connectivity to commercial luminaires, sensors and controls; implement HVAC sensor and actuator networks in commercial buildings; provide increased convenience to electrical providers and consumers through submetering: improve maintenance routines using IoT predictive maintenance; and drive greater energy efficiency and safety with smart circuit breakers.

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

- Home automation/security systems - Smart speaker - Smart lighting - HVAC control - Smart cameras - Smart appliances - Smart home sensing - Smart locks - Window/blinds controls

Target Market	Applications

Connected Health

Smart medical devices, such as continuous glucose monitors, pulse oximeters, ECG monitors, and fitness wearables, make healthcare more accessible and are improving lives around the world. Regulatory requirements, product miniaturization needs, battery life, and security make development of these connected medical devices challenging for device manufacturers. Our low-power, high-performance wireless SoCs and modules simplify this process and accelerate time-to-market to develop secure, reliable, smart medical devices.

- Diabetes management - Consumer health & fitness (wearables) - Elderly care - Patient monitoring - Activity tracking

Customers, Sales and Marketing

We market our products through our direct sales force and through a network of independent sales representatives and distributors. Direct and distribution customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.

We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. During fiscal 2023, our ten largest end customers accounted for 22% of our revenues. We had no customer that represented more than 10% of our revenues during this period. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we sell the products to, and are paid by distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, represented 34% and 15% of our revenues during fiscal 2023, respectively.

We maintain numerous sales offices in Asia, the Americas and Europe. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 88% in fiscal 2023.

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

Research and development expenses were $337.7 million, $332.3 million and $273.2 million in fiscal 2023, 2022 and 2021, respectively.

Technology

Our product development process facilitates the design of highly innovative, analog-intensive, mixed-signal ICs. Our engineers’ deep knowledge of existing and emerging standards and performance requirements helps us to assess the technical feasibility of a particular IC. We target areas where we can provide compelling product improvements. Once we have solved the primary challenges, our field application engineers continue to work closely with our customers’ design teams to maintain and develop an understanding of our customers’ needs, allowing us to formulate derivative products and refined features.

In providing mixed-signal ICs for our customers, we believe our key competitive advantages are:

●	Analog and RF design expertise in CMOS;
●	Mixed-signal, firmware and system design expertise;
●	Microcontroller and system-on-a-chip design expertise;
●	Software expertise, including multiprotocol connectivity and real-time operating systems for the IoT;
●	Module integration and wireless design expertise;
●	Silicon-to-cloud security integration expertise; and
●	Our broad understanding of systems technology and trends.

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

Microcontroller and System on a Chip Design Expertise

We have the talent and circuit integration methodologies required to combine precision analog, high-speed digital, flash memory and in-system programmability into a single, monolithic CMOS integrated circuit. Our microcontroller products are designed to capture an external analog signal, convert it to a digital signal, compute digital functions on the stream of data and then communicate the results through a standard digital interface. The ability to develop standard products with the broadest possible customer application base while being cost-efficient with the silicon area of the monolithic CMOS integrated circuit requires a keen sense of customer value and engineering capabilities. Additionally, managing the wide variety of signals on a monolithic piece of silicon including electrical noise, harmonics and other electronic distortions requires a fundamental knowledge of device physics and accumulated design expertise.

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

The demand for low-power, small-footprint wireless technology is accelerating as more and more IP-enabled endpoints are being connected to the IoT. Our software enables a broad range of power-sensitive applications for the IoT, including smart energy, home automation, security and other connected products. We believe that the combination of our software and IC design expertise differentiates us from many of our competitors.

As the IoT continues to mature, a new class of embedded applications is emerging, presenting feature-rich and task-intensive use cases. This growing complexity is driving the need for real-time operating systems to help simplify software development for IoT applications by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities. In addition to being able to manage numerous application tasks, an RTOS enhances scalability, and makes complex applications predictable and reliable. To address these application needs, in 2016 we acquired Micrium, an embedded RTOS provider. Micrium has established itself as a reliable, high-performance and trusted RTOS software platform, with an installed base that has grown to millions of devices.

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

Our combined expertise in IC design and software development allows us to engineer modules that provide robust, high-performance connections in challenging wireless environments. We have developed wireless modules based on numerous wireless standards, including Bluetooth, sub-GHz, Thread, Wi-Fi, Zigbee and Z-Wave. We believe our demonstrated proficiency in the design of modules provides our customers with significant advantages such as fast time to market, reduced development cost, global wireless certifications and software reuse.

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

Our understanding of the role of analog/digital interfaces within electronic systems, standards evolution, and end-market drivers enables us to identify product development opportunities and capitalize on market trends.

Manufacturing

As a fabless semiconductor company, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs typically use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower-cost framework. Our IC production employs submicron process geometries which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products’ life cycles. We currently partner primarily with Taiwan Semiconductor Manufacturing Co. (“TSMC”) and Semiconductor Manufacturing International Corporation (“SMIC”) to manufacture the majority of our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our ICs.

Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors or within our internal facilities prior to shipping to our customers. During fiscal 2023, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2024.

If our suppliers, due to unpredictable factors outside their control, experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. Disruptions to our business and supply chain (and the business and supply chains of our customers) could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor.

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

We believe that we are competitive with respect to these factors, particularly because our ICs typically are smaller in size, are highly integrated, achieve high-performance specifications at lower price points than competitive products and are manufactured in standard CMOS which generally enables us to supply them on a relatively rapid basis to customers to meet their product introduction schedules. However, disadvantages we face include our relatively short operating history in certain of our markets and the need for customers to redesign their products and modify their software to implement our ICs in their products.

Due to our diversified product portfolio and the numerous markets and applications we serve, we target a relatively large number of competitors. We compete with Broadcom, Espressif, Infineon, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers, designers of semiconductors and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products, which could eliminate the need for our ICs.

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

Intellectual Property

Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 30, 2023, we had 1,496 issued or pending United States and foreign patents. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents in our patent portfolio vary. There can be no assurance that patents will ever be issued with respect to our patent applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.

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

As of December 30, 2023, we employed 1,846 people, of whom 71% were in engineering roles. Women represented 23% of our workforce and men represented 77%. We are a multi-national and multi-ethnic workforce, with sites and employees in more than a dozen countries. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. We actively promote representation in our organization and equity in our recruitment, development, promotion and compensation practices. We have focused attention on improving our environmental, social and governance (“ESG”) metrics. We included diversity and inclusion metrics as a component of senior management bonuses for fiscal 2023. These principles are also reflected in our employee training, in particular with respect to our policies against harassment, discrimination and the elimination of bias in the workplace.

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

We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and properly managing the transition of key roles when they occur. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We use employee surveys to better understand and improve the employee experience and identify opportunities to continually strengthen our work philosophy. We use employee feedback to drive and improve processes and ensure a deep understanding of our culture and vision among our employees. We believe the development of our company culture, along with competitive compensation, career growth and development opportunities have helped increase employee tenure and reduce voluntary turnover. During fiscal 2023, our voluntary employee turnover rate was 8%.

The well-being of our employees is of utmost importance to us. We offer comprehensive benefits resources and tools to address the healthcare and wellness needs of our employees and their families, enable them to manage their work-life balance, and plan for a secure future. We provide our employees and their families with access to a variety of innovative, flexible programs that support their physical, mental, and financial health as well as providing flexible work arrangements and generous time off programs.

Corporate Social Responsibility

As a global corporate citizen, we are committed to advancing responsible and sustainable operations throughout our supply chain. We live by our promise to “do the right thing” for our employees, customers, shareholders, communities, and the planet. We strive to minimize resource use and reduce our environmental impact by designing smaller and more energy-efficient products, conserving energy and precious resources, and investing in sustainable technologies and energy conservation practices. We believe our products enable sustainable IoT solutions across home, medical, industrial and commercial environments, including air pollution and waste management monitoring, water integrity, residential irrigation monitoring, street lighting networks, advanced metering infrastructure and building energy management. Innovative solutions do not stop at our products – we are also actively supporting research to improve safety, sustainability, and overall quality of life in densifying cities as the founding corporate partner for the Smart City Living Lab at The International Institute of Information Technology in Hyderabad, India.

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

In addition, the COVID-19 pandemic has caused further global economic uncertainty. Any future impacts due to COVID-19 or other public health crises, whether as a result of a resurgence of infection rates or the spread of new variants or viruses, is uncertain and could include disruptions to the business of our customers and suppliers, which could impact our business and operating results in the future.

Competition within the numerous markets we target may reduce sales of our products and reduce our market share

The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. For example, new products and disruptive technologies are being developed, and companies with which we compete have implemented artificial intelligence strategies for products and service offerings. This rapid pace of technological change can create opportunities for our competitors and harm our competitiveness in the market if our products do not evolve or we are unable to effectively keep up with such changes. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Broadcom, Espressif, Infineon, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results

Information technology system and/or network disruptions, regardless of the cause, but including acts of sabotage, error, or other actions, could harm the company’s operations. Failure to effectively prevent, detect, and recover from security breaches, including cyber-attacks, could result in the misuse of company assets, disruption to the company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales and other costs to the company. We routinely face attacks that attempt to breach our security protocols, gain access to or disrupt our computerized systems or steal proprietary company, customer, partner or employee information. These attacks are sometimes successful. These attacks may be due to security breaches, employee error, theft, malfeasance, phishing schemes, ransomware, faulty password or data security management, or other irregularities. The theft, loss, destruction, unavailability or misuse of personal or business data collected, used, stored or transferred by us to run our business could result in increased security costs or costs related to defending legal claims. Industrial espionage, theft or loss of our intellectual property data could lead to counterfeit products or harm the competitive position of our products and services. Costs to implement, test and maintain measures to promote compliance with applicable privacy and data security laws as well as to protect the overall security of our system have been and are expected to continue to be significant. While we have dedicated resources to privacy and security incident response capabilities, our response process may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent or limit harm, or may fail to sufficiently remediate an incident. Attempted or successful attacks against our products and services could damage our reputation with customers or users and reduce demand for our products and services.

Additionally, there is an increased risk that we may experience cybersecurity-related events such as phishing attacks and other security challenges as a result of hybrid working arrangements and employees and our service providers working remotely.

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

Most of our current manufacturers, assemblers, test service providers, distributors and customers are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales

Most of our foundries and several of our assembly and test subcontractors’ sites are located in Taiwan and most of our other foundry, assembly and test subcontractors are located in the Pacific Rim region. In addition, many of our customers are located in the Pacific Rim region. The risk of earthquakes in Taiwan and the Pacific Rim region is significant due to the proximity of major earthquake fault lines in the area. Earthquakes, tsunamis, fire, flooding, lack of water or other natural disasters, an epidemic such as the COVID-19 outbreak, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. There can be no assurance that alternate capacity could be obtained on favorable terms, if at all.

A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers. In addition, a significant portion of the assembly and testing of our products occurs in South Korea. Any disruption resulting from these events, including the COVID-19 pandemic or any other public health crisis, could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor. If such an event significantly disrupts the manufacture, shipment and sales of our products or the products of our customers, this may materially negatively impact our operating results. For example, if travel restrictions or business shutdowns or slowdowns occur for an extended period of time in Taiwan, South Korea or the other countries in which our current manufacturers, assemblers, test service providers, distributors and customers are located, we may experience delays in product production, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions.

We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During fiscal 2023, the percentage of our revenues derived from outside of the United States was 88% (and the revenue associated with end customers in China was 12%, and revenue attributed to China based on shipped-to location was 28%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:

●	Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;
●	Protectionist laws and business practices, including trade restrictions, tariffs, export controls, quotas and other trade barriers, including China-U.S. trade policies;
●	Trade tensions, geopolitical uncertainty, or governmental actions, including those arising from the trade dispute between the U.S. and China, may lead customers to favor products from non-US companies which could put us at a competitive disadvantage and result in decreased customer demand for our products and our customers’ products;
●	Rising tensions and deteriorating military, political and economic relations between China and Taiwan could disrupt the operations of our third-party foundry, assembly and test subcontractors, which could severely impact our ability to manufacture the majority of our products and as a result, could adversely affect our business, revenues and results of operations;
●	Restrictions or tariffs imposed on certain countries and sanctions or export controls imposed on customers or suppliers may affect our ability to sell and source our products;
●	Difficulties related to the protection of our intellectual property rights in some countries;
●	Public health crises, such as the COVID-19 pandemic, may affect our international operations, suppliers and customers and we may experience delays in product development, a decreased ability to support our customers and reduced design win activity if the travel restrictions or business shutdowns or slowdowns continue for an extended period of time in any of the countries in which we, our suppliers and our customers operate and do business;
●	Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act, which increased our effective tax rate, in part due to the impact of the requirement to capitalize and amortize foreign research and development expenses beginning in 2022;
●	Longer sales cycles;
●	Greater difficulty in accounts receivable collection and longer collection periods;
●	High levels of distributor inventory subject to price protection and rights of return to us;
●	Political and economic instability;
●	Risks that demand and the supply chain may be adversely affected by military conflict (including the ongoing conflicts in the Middle East and between Russia and Ukraine), terrorism, sanctions or other geopolitical events globally;
●	Greater difficulty in hiring and retaining qualified personnel; and
●	The need to have business and operations systems that can meet the needs of our international business and operating structure.

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

Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position

Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2023 was $337.7 million, or 43.2% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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

Failure to manage our distribution channel relationships could impede our future growth

The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2023, 78% of our revenue was derived from distributors (and 49% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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

The COVID-19 pandemic or other public health crises could adversely affect our business, results of operations, and financial condition

The COVID-19 pandemic negatively impacted the global economy, disrupted our operations, global supply chains and the operations of our customers.

The impacts of public health crises on our business, customers, suppliers, employees, markets and financial results and condition are uncertain and dependent on numerous unpredictable factors outside of our control, including:

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

There can be no assurance that any decrease in sales resulting any public health crisis will be offset by increased sales in subsequent periods. Even after any public health crisis has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn or increased unemployment that has occurred or may occur in the future. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

We have identified a material weakness in our internal control over financial reporting and if we are unable to implement and maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide an unqualified report thereon, we could be materially adversely effected

As more fully disclosed in Item 9A. Controls and Procedures of this Annual Report, we have identified a material weakness that existed as of the end of our fiscal 2023 regarding our internal controls over inventory valuation, primarily the undue reliance on forecasted inventory demand which was not subjected to a sufficient level of management review. As a result of this material weakness, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 30, 2023.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our Board of Directors oversees our risk management program, and because information security is a top priority and an important component of our day-to-day operations, cybersecurity is part of our overall approach to enterprise risk management. The scope of cybersecurity risk management encompasses all aspects of business operations, including supply chain risks and production manufacturing operations. Our cybersecurity practices are based on industry practices and frameworks such as those established by the International Organization for Standardization and the National Institute of Standards and Technology. We recognize the importance of the secure protection of our employee, customer, supplier and partner data and address material risks from cybersecurity threats through a cross-functional approach focused on preserving the confidentiality, security and availability of the information that we collect and store.

We have implemented cybersecurity processes, measures and controls to assist management in our assessment, identification and management of risks from cybersecurity threats. Our Security Operations (“SecOps”) team monitors events, analyzes threats, and coordinates our incident response pursuant to our incident response plan, which includes the process to be followed for reporting of incidents. Our cybersecurity risk management involves identifying information assets and potential threats, followed by assessing and prioritizing risks. We employ various tools and techniques like threat modeling, vulnerability scanners, and penetration testing. Based on the assessment, security measures are implemented. We have implemented regular security awareness training programs for employees to educate them on cybersecurity best practices and to recognize phishing attempts. We also assess and manage cybersecurity risks associated with third-party service providers, including those in our supply chain or who have access to our data or systems. Our cybersecurity process is iterative, with regular reviews and updates to help improve and respond to a dynamic and continuously evolving threat landscape.

We describe whether and how risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations, or financial condition under the headings “We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results” and “We may be subject to information technology failures that could damage our reputation, business operations and financial condition” included as part of our risk factors disclosures in Item 1A. Risk Factors of this Annual Report on Form 10-K.

In the last three fiscal years, we have not identified any cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial, including penalties and settlements, of which there were none.

Governance

Our Board of Directors is responsible for risk management oversight and has delegated to our Audit Committee oversight responsibility for reviewing the effectiveness of our governance and management of cybersecurity risks. The Audit Committee regularly reviews our policies and practices with respect to risk management, including cybersecurity risks, and reports to the full Board of Directors based on these reviews. The Audit Committee also receives a report containing information security risk posture details, remediation plan execution progress and pertinent threat intelligence updates from the Chief Security Officer (“CSO”) on a quarterly basis. At least annually, but more frequently as necessary, threats from cybersecurity risks and our action plans relating to those risks also are considered by the full Board during meeting discussions of enterprise risks. Members of management, including the Chief Executive Officer, Chief Financial Officer and Chief Legal Officer may also report directly to the Board of Directors on significant risk management issues, including cybersecurity threats and incidents.

We have an Information Security Steering Committee (the “ISSC”), comprised of members of our executive team, our Chief Information Officer, CSO, and Chief Legal Officer. Our CSO, in coordination with the ISSC, works collaboratively to implement our enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our SecOps team communicates with and reports to the CSO, enabling the CSO and the ISSC to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CSO has over 25 years of security experience in multiple technology disciplines, including prior work experience leading cybersecurity teams, technology strategies and security architecture. He also holds several relevant degrees and certifications, including as a Certified Information Systems Security Professional (“CISSP”) and a Certified Secure Software Lifecycle Professional (“CSSLP”), and holds Honors BSc degrees in Computer Science and Physics.

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

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is quoted on the NASDAQ National Market under the symbol “SLAB”. As of February 12, 2024, there were 53 holders of record of our common stock.

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

Company / Index	12/29/18	12/28/19	01/02/21	01/01/22	12/31/22	12/30/23
Silicon Laboratories Inc.	$100.00	$148.43	$162.22	$262.96	$172.83	$168.50
NASDAQ Composite Index	$100.00	$138.27	$199.64	$243.92	$164.56	$238.01
PHLX Semiconductor Index	$100.00	$165.17	$252.58	$360.81	$234.96	$392.39
(1)	The graph assumes that $100 was invested in our common stock and in each index at the market close on December 29, 2018, and that all dividends were reinvested. No cash dividends have been declared on our common stock.
(2)	Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended December 30, 2023 (in thousands, except per share data):

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average Price	Part of Publicly	May Yet Be
	Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs
October 1, 2023 – October 28, 2023	—	$—	—	$100,000

October 29, 2023 – November 25, 2023	—	$—	—	$100,000

November 26, 2023 – December 30, 2023	—	$—	—	$100,000
Total	—	$—	—

Our previous share repurchase program authorized repurchases up to $600 million through December 2023, of which $500 million was repurchased. In January 2024, our Board of Directors authorized a program to repurchase up to $100 million of our common stock through December 2024. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” and “Risk Factors” above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2023, 2022, and 2021 had 52 weeks. Fiscal 2023, 2022 and 2021 ended on December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

Impact of Macroeconomic Conditions

The current global economic environment is experiencing inflationary pressure, relatively high interest rates, and geopolitical tension. We have experienced a decline in revenues, as our customers have slowed purchases to reduce existing inventories in a softening market. The extent of the impact of these macroeconomic conditions on our operational and financial performance will depend on future developments, including the duration and severity of any economic downturn, the impact to the business of our suppliers and/or customers, and other items identified under “Risk Factors” above, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

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

As a fabless semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States and Europe, to manufacture the silicon wafers that reflect our integrated chip (“IC”) designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We rely on third parties in Asia to assemble, package, and, in most cases, test these devices and ship these units to our customers. Testing performed by such third parties facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.

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

Current Period Highlights of Continuing Operations

Revenues decreased $241.8 million in fiscal 2023 compared to fiscal 2022 due to decreased revenues from both our Industrial & Commercial products and Home & Life products. Gross margin decreased to 58.9% in fiscal 2023 compared to 62.7% in fiscal 2022 primarily due to variations in the price and costs of our products and variations in product mix. Operating expenses decreased $38.6 million in fiscal 2023 compared to fiscal 2022 due primarily to temporary cost containment measures taken in the third and fourth quarters of fiscal 2023, including the elimination of certain bonuses and certain other variable compensation, a reduction in the use of contract employees, and the suspension of all non-essential travel. Operating expenses also decreased due to reduced stock-based compensation from the expense reversal to adjust the estimated levels of achievement related to unvested performance stock units. In the fourth quarter of fiscal 2023, we implemented a workforce reduction of approximately 10% of our employees. We incurred total employee separation costs of $9.1 million. Operating loss in fiscal 2023 was $24.2 million compared to operating income of $119.3 million in fiscal 2022. Refer to “Results of Operations” below for further discussion.

We ended fiscal 2023 with $439.2 million in cash, cash equivalents and short-term investments. Net cash used in operating activities was $30.3 million during fiscal 2023. Accounts receivable were $29.3 million at December 30, 2023, representing 30 days sales outstanding (“DSO”). Inventory was $194.3 million at December 30, 2023, representing 407 days of inventory (“DOI”). During the second quarter of 2023, we paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the extinguishment of the remaining principal of our 2025 convertible senior notes. In the third quarter of 2023, we repaid $35.0 million in borrowings under our revolving credit facility. In fiscal 2023, we acquired 1.5 million shares of our common stock for $212.9 million.

We have continued to diversify our product portfolio and introduce new products and solutions with added functionality and integration. In fiscal 2023, we introduced a new BB5 family of 8-bit microcontroller units optimized for price and performance, a dual-band SoC designed for long-range networks and protocols like Amazon Sidewalk, Wi-SUN®, and other proprietary protocols, and new integrated Bluetooth® SoC and MCU families that offer IoT device designers energy efficiency, high performance and trusted security for the smallest form factor IoT devices. We plan to continue introducing products that expand the capabilities we offer in order to serve both current and emerging applications, enabling us to address new markets and expand our total available market opportunity.

During fiscal 2023, 2022 and 2021, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, represented 34% and 15% of our revenues during fiscal 2023 and 33% and 17% during fiscal 2022, respectively. Three of our distributors, Arrow Electronics, Edom Technology and Sekorm, represented 28%, 18% and 12% of our revenues during fiscal 2021, respectively.

The percentage of our revenues derived from outside of the United States was 88% in fiscal 2023, 83% in fiscal 2022 and 86% in fiscal 2021. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.

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

The following table sets forth our Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2023	2022	2021
Revenues	100.0%	100.0%	100.0%
Cost of revenues	41.1	37.3	41.0
Gross margin	58.9	62.7	59.0
Operating expenses:
Research and development	43.2	32.5	37.9
Selling, general and administrative	18.8	18.6	25.7
Operating expenses	62.0	51.1	63.6
Operating income (loss)	(3.1)	11.6	(4.6)
Other income (expense):
Interest income and other, net	2.4	1.4	0.8
Interest expense	(0.7)	(0.6)	(4.3)
Income (loss) from continuing operations before income taxes	(1.3)	12.4	(8.1)
Provision for income taxes	1.0	3.8	1.9
Equity-method earnings (loss)	(2.0)	0.3	1.9
Income (loss) from continuing operations	(4.4)	8.9	(8.1)
Income from discontinued operations, net of income taxes	—	—	301.8
Net income (loss)	(4.4)%	8.9%	293.7%

Comparison of Fiscal 2023 to Fiscal 2022

Revenues

	Fiscal Year
(in millions)	2023	2022	Change	% Change
Industrial & Commercial	$496.6	$573.7	$(77.1)	(13.4)%
Home & Life	285.7	450.4	(164.7)	(36.6)%
	$782.3	$1,024.1	$(241.8)	(23.6)%

The decrease in revenues in fiscal 2023 was due to decreased revenues of $77.1 million from our Industrial & Commercial products and $164.7 million from our Home & Life products. Unit volumes of our products decreased while average selling prices increased compared to fiscal 2022. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

The overall demand environment for our customers’ products is generally weak. Customers are also seeking to reduce inventory levels relative to the amounts they held during the recent period of widespread supply chain disruptions. As a result, the current demand environment for our products is experiencing high volatility and general weakness, with customers more frequently requesting cancellations, changes to delivery dates, and price and payment term concessions.

Gross Profit

	Fiscal Year
(in millions)	2023	2022	Change
Gross profit	$460.6	$642.6	$(182.0)
Gross margin	58.9%	62.7%	(3.8)%

Gross profit decreased in fiscal 2023 due primarily to decreased product sales across both of our product groups. Gross margin decreased primarily due to an increase in cost related to product mix.

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

Research and Development

	Fiscal Year
(in millions)	2023	2022	Change	% Change
Research and development	$337.7	$332.3	$5.4	1.6%
Percent of revenue	43.2%	32.5%

The increase in research and development expense in fiscal 2023 was primarily due to an increase of $6.3 million for personnel-related expenses and an increase of $5.9 million for IT-related costs. Within personnel-related expenses, increases of $15.0 million in salary expense, $2.4 million in stock compensation, and $7.2 million in termination benefits primarily from the workforce reduction in the fourth quarter were partially offset by a $21.8 million decrease in bonus and variable compensation from lower attainment and the cost containment efforts in the third and fourth quarters. Other decreases to research and development expense in fiscal 2023 were $4.5 million for new product introduction costs and $3.7 million for the amortization of intangible assets. The increase in research and development expense as a percent of revenues in fiscal 2023 was due to our decreased revenues. We expect that research and development expense will remain relatively stable in absolute dollars in the first quarter of 2024 compared to the fourth quarter of 2023.

Selling, General and Administrative

	Fiscal Year
(in millions)	2023	2022	Change	% Change
Selling, general and administrative	$147.0	$191.0	$(44.0)	(23.0)%
Percent of revenue	18.8%	18.6%

The decrease in selling, general and administrative expense in fiscal 2023 was primarily due to a $35.4 million decrease to personnel-related costs, which included a $20.7 million decrease in certain bonus and variable compensation as a result of the cost containment efforts in the third and fourth quarters and a $14.7 million reduction in stock compensation driven by a decline in expected achievement for certain performance-based awards. Additionally, amortization of intangible assets decreased by $5.0 million and outside services decreased by $5.1 million, partially offset by an increase in IT-related costs of $1.3 million. The increase in selling, general and administrative expense as a percent of revenues in fiscal 2023 was due to our decreased revenues. We expect that selling, general and administrative expense will increase in absolute dollars in the first quarter of 2024 compared to the fourth quarter of 2023.

Interest Income and Other, Net

Interest income and other, net in fiscal 2023 was $19.2 million compared to $13.9 million in fiscal 2022. The increase in interest income and other, net in fiscal 2023 was primarily due to increased interest income earned as a result of higher market interest rates.

Interest Expense

Interest expense in fiscal 2023 was $5.6 million compared to $6.7 million in fiscal 2022.

Provision for Income Taxes

	Fiscal Year
(in millions)	2023	2022	Change
Provision for income taxes	$7.9	$38.5	$(30.6)
Effective tax rate	(29.9)%	29.6%

The decrease in the provision for income taxes for fiscal 2023 was primarily due to decreases in pre-tax book income and global intangible low-taxed income inclusions as compared to fiscal 2022.

Equity-method Earnings (Loss)

Equity-method loss in fiscal 2023 was $16.0 million compared to earnings of $3.4 million in fiscal 2022. The decrease in equity-method earnings in fiscal 2023 was due primarily to the loss recognized on the sale of an equity-method investment.

Business Outlook

The following represents our business outlook for the first quarter of fiscal 2024.

Income Statement Item	Estimate

Revenues	$100 million to $110 million

Gross margin	52%

Operating expenses	$118 million

Diluted loss per share	$(1.89) to $(2.05)

Liquidity and Capital Resources

Our principal sources of liquidity as of December 30, 2023 consisted of $439.2 million in cash, cash equivalents and short-term investments, of which $226.9 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds, and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, and Yankee bonds; and money market funds.

Operating Activities

Net cash used in operating activities was $30.3 million during fiscal 2023, compared to net cash provided by operating activities of $141.3 million during fiscal 2022. Operating cash flows during fiscal 2023 reflect our net loss of $34.5 million, adjustments of $104.4 million for depreciation, amortization, stock-based compensation, equity-method losses and deferred income taxes, and a net cash outflow of $100.3 million due to changes in our operating assets and liabilities.

Accounts receivable decreased to $29.3 million at December 30, 2023 from $71.4 million at December 31, 2022. The decrease in accounts receivable resulted primarily from a decrease in shipments during the last quarter of fiscal 2023 compared to the last quarter of fiscal 2022. Our DSO was 30 days at December 30, 2023 and 25 days at December 31, 2022.

Inventory increased to $194.3 million at December 30, 2023 from $100.4 million at December 31, 2022. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Inventory has increased in part due to us investing in building inventory to minimize potential supply disruptions and meet forecasted future demand. Our DOI was 407 days at December 30, 2023 and 90 days at December 31, 2022; the increase is in part due to the lower cost of sales combined with higher inventory levels during the last quarter of fiscal 2023 compared to the last quarter of fiscal 2022.

Investing Activities

Net cash provided by investing activities was $469.8 million during fiscal 2023, compared to $240.5 million during fiscal 2022. The increase in cash inflows was principally due to cash provided by net purchases, sales, and maturities of marketable securities of $492.6 million in fiscal 2023.

Financing Activities

Net cash used in financing activities was $711.9 million during fiscal 2023, compared to $887.1 million during fiscal 2022. The decrease in cash outflows was principally due to a decrease of $666.3 million for repurchases of our common stock, partially offset by an increase of $571.1 million in payments on debt in fiscal 2023.

Discontinued Operations

Net cash used in discontinued operations was zero during fiscal 2023, compared to net cash used of $69.5 million during fiscal 2022 related to income tax payments.

Debt

As of December 30, 2023, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. In June 2023, we borrowed $80 million under the revolving credit facility. In the third quarter, we repaid $35.0 million in borrowings under our revolving credit facility. As of December 30, 2023, the outstanding balance in the revolving credit facility is $45.0 million. In June 2023, we paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the settlement of our 2025 convertible senior notes.

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

Contractual Obligations

Our purchase obligations primarily include contractual arrangements in the form of purchase orders and purchase commitments with suppliers. As of December 30, 2023, such purchase obligations were $37.0 million. For a description of other contractual obligations, see Note 10, Debt, and Note 11, Leases, to the Consolidated Financial Statements.

Comparison of Fiscal 2022 to Fiscal 2021

A discussion of changes in our results of operations and liquidity and capital resources from fiscal 2021 to fiscal 2022 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the Securities and Exchange Commission on February 1, 2023.

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

Inventory valuation – We assess the recoverability of inventories through the application of a set of methods, assumptions and estimates. In determining net realizable value, we write down inventory that may be slow moving or have some form of obsolescence, including inventory that has aged more than 24 months. We also adjust the valuation of inventory when its manufacturing cost exceeds the estimated selling price less costs of completion, disposal and transportation. We assess the potential for any unusual customer returns based on known quality or business issues and write-off inventory losses for scrap or non-saleable material. Inventory not otherwise identified to be written down is compared to an assessment of our 18-month forecasted demand. The result of this methodology is compared against the product life cycle and competitive situations in the marketplace to determine the appropriateness of the resulting inventory levels. Demand for our products may fluctuate significantly over time, and actual demand and market conditions may be more or less favorable than those that we project. In the event that actual demand is lower, or market conditions are worse than originally projected, additional inventory write-downs may be required.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Income

Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of December 30, 2023 would decrease our future annual interest income by approximately $3.6 million. A 100 basis point decline in yield on our investment portfolio holdings as of December 31, 2022 would decrease our future annual interest income by approximately $11.0 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense

We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. As of December 30, 2023, we had $45.0 million outstanding under our credit facility. A 100 basis point increase in interest rates would increase our future annual interest rate expense by approximately $0.5 million.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, as a result of the material weakness in our internal control over financial reporting described below.

Notwithstanding the material weakness in internal control over financial reporting described below, management believes and has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls during the fiscal quarter ended December 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of December 30, 2023, the material weakness described below existed.

During the year-end financial reporting process of fiscal 2023, management identified a material weakness in internal control over financial reporting. The material weakness resulted from undue reliance on forecasted inventory demand information used in determining inventory carrying value adjustments without effectively designed controls over the evaluation of demand assumptions. These forecasts are used to determine inventory carrying value adjustments necessary to record such quantities at the lower of their cost or net realizable value.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness did not result in any material errors.

With respect to the material weakness above, management, under the oversight of the Audit Committee, is in the process of designing appropriate controls and the remediation plan specific to the inventory valuation process. The material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will monitor the effectiveness of the remediation plan and refine the remediation plan as appropriate.

Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-3.

Item 9B.    Other Information

On January 25, 2024, the Compensation Committee of the Board of Directors of the Company approved a form of Performance Stock Units Grant Notice and Global PSU Award Agreement (the “PSU Award Agreement”) under its 2009 Stock Incentive Plan, as amended and restated.

The PSU Awards will be earned based upon the level of achievement of the following performance criteria (each as defined in the PSU Award Agreement):

●	Average Revenue Growth Rate Payout Percent (weighted 50%)
●	Average Non-GAAP Operating Income Margin Payout Percent (weighted 50%)

The PSU Awards are all subject to the terms and conditions of the 2009 Stock Incentive Plan, as amended and restated, and the form of PSU Award Agreement, a copy of which is attached as Exhibit 10.19 to this Form 10-K and incorporated herein by reference.

Rule 10b5-1 Trading Arrangements

There were no contracts, instructions, or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), nor were there any non-Rule 10b5-1 trading arrangements, entered into or terminated by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act) during the quarter ended December 30, 2023.

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

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal One: Election of Directors,” “Executive Officers,” “Delinquent 16(a) Reports” and “Code of Ethics.”

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

2.    Schedules

All schedules have been omitted since the information required by the schedule is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

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

3.2*	Fifth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on February 3, 2021).
4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).
4.7*	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act (filed as Exhibit 4.7 to the Form 10 - K filed on February 1, 2023).
10.1*+	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).
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

Exhibit Number

10.14*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan (As Amended and Restated on April 22, 2021) (filed as Exhibit 4.3 to the Form S-8 filed on May 5, 2021).
10.15*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (As Amended and Restated on April 22, 2021) (filed as Exhibit 4.4 to the Form S-8 filed on May 5, 2021).
10.16*+

Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.1 to the Form 8-K filed on December 23, 2021).

10.17*+	Silicon Laboratories Inc. 2022 Bonus Plan (filed as Exhibit 10.1 to the Form 8-K filed on January 28, 2022).
10.18*+

Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.20 to the Form 10-K filed on February 1, 2023).

10.19+	Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page to this Form 10-K).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Incorporated herein by reference to the indicated filing.

+     Management contract or compensatory plan or arrangement

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 20, 2024.

SILICON LABORATORIES INC.

By:	/s/ R. Matthew Johnson
R. Matthew Johnson
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Matthew Johnson and Mark Mauldin and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Navdeep S. Sooch	Chairman of the Board	February 20, 2024
Navdeep S. Sooch

/s/ R. Matthew Johnson	President, Chief Executive Officer and Director	February 20, 2024
R. Matthew Johnson	(Principal Executive Officer)

/s/ Mark D. Mauldin	Interim Chief Financial Officer	February 20, 2024
Mark D. Mauldin	(Principal Financial Officer and Principal Accounting Officer)

/s/ William G. Bock	Director	February 20, 2024
William G. Bock

/s/ Robert Conrad	Director	February 20, 2024
Robert Conrad

/s/ Gregg Lowe	Director	February 20, 2024
Gregg Lowe

/s/ Sherri Luther	Director	February 20, 2024
Sherri Luther

/s/ Nina Richardson	Director	February 20, 2024
Nina Richardson

/s/ Sumit Sadana	Director	February 20, 2024
Sumit Sadana

/s/ Christy Wyatt	Director	February 20, 2024
Christy Wyatt

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Silicon Laboratories Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recognition of Variable Consideration
Description of the Matter

As described in Note 2 of the consolidated financial statements, the transaction price for sales reflects the Company’s expectations about the consideration it will be entitled to receive and may include fixed or variable amounts. Variable consideration includes consideration due from distributor customers under agreements allowing reductions to the contract price due to pricing concessions. The Company uses estimates to determine the expected variable consideration to recognize as revenue which consider both actual historical pricing concessions issued and current and expected future market conditions.

Auditing management’s variable consideration estimates relating to pricing concessions was judgmental because the calculations involve subjective management assumptions about the estimates of expected future pricing concessions. For example, the estimated variable consideration included in the transaction price reflects management’s evaluation of contractual terms, historical experience, assumptions about future economic conditions and the quantity of products distributors are expected to sell. Changes in those assumptions can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the measurement and valuation of the variable consideration recognized. For example, we tested controls over management’s review of the variable consideration methodology, the significant assumptions and the historical data utilized in the estimate for expected pricing concessions.

To test the variable consideration recognized as revenue we performed audit procedures that included, among others, evaluating the Company’s methodology and related significant assumptions and estimates and tested the completeness and accuracy of the historical data utilized in the estimates. In our assessment of the methodology, we considered changes in the business, changes in pricing assumptions, and evaluated significant assumptions used by management by comparison to current trends and recent transactions. We also evaluated the accuracy of management’s assumed price concessions from prior periods by comparing to subsequent actual activity.

Inventory Valuation
Description of the Matter

At December 30, 2023, the Company’s net inventory balance was $194.3 million. As discussed in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value. The Company writes down the carrying value of inventory to net realizable value for estimated obsolescence or unmarketable inventory based upon assumptions about the age of inventory, future demand, and market conditions.

Auditing management’s inventory carrying value adjustments involved significant judgment because the estimates are based on several factors that are affected by market, industry and competitive conditions outside the Company’s control. In estimating inventory carrying value adjustments, management developed assumptions such as forecasts of future sales quantities which are sensitive to the competitiveness of product offerings, customer requirements, and product life cycles. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, testing the reasonableness of management’s key assumptions and judgments and testing the accuracy and completeness of the underlying data used to determine the valuation of inventory. For instance, we compared the quantities and carrying value of on-hand inventories to related unit sales, both historical and forecasted, assessed the reasonableness of management’s estimates of forecasted unit sales, and evaluated factors that may impact expected quantities to be sold.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996. Austin, Texas February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Silicon Laboratories Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Silicon Laboratories Inc.’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Silicon Laboratories Inc. (the Company) has not maintained effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s inventory demand forecasting process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 20, 2024 which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Austin, Texas
February 20, 2024

Silicon Laboratories Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$227,504	$499,915
Short-term investments	211,720	692,024
Accounts receivable, net	29,295	71,437
Inventories	194,295	100,417
Prepaid expenses and other current assets	75,117	97,570
Total current assets	737,931	1,461,363
Property and equipment, net	145,890	152,016
Goodwill	376,389	376,389
Other intangible assets, net	59,533	84,907
Other assets, net	123,313	94,753
Total assets	$1,443,056	$2,169,428
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,498	$89,860
Revolving line of credit	45,000	—
Deferred revenue and returns liability	2,117	6,780
Other current liabilities	58,955	89,136
Total current liabilities	163,570	185,776
Convertible debt, net	—	529,573
Other non-current liabilities	70,804	49,071
Total liabilities	234,374	764,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 31,897 and 31,994 shares issued and outstanding at December 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	16,973	—
Retained earnings	1,192,731	1,415,693
Accumulated other comprehensive loss	(1,025)	(10,688)
Total stockholders’ equity	1,208,682	1,405,008
Total liabilities and stockholders’ equity	$1,443,056	$2,169,428

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Revenues	$782,258	$1,024,106	$720,860
Cost of revenues	321,672	381,549	295,468
Gross profit	460,586	642,557	425,392
Operating expenses:
Research and development	337,744	332,326	273,208
Selling, general and administrative	146,996	190,971	185,022
Operating expenses	484,740	523,297	458,230
Operating income (loss)	(24,154)	119,260	(32,838)
Other income (expense):
Interest income and other, net	19,165	13,915	5,696
Interest expense	(5,554)	(6,723)	(31,033)
Income (loss) from continuing operations before income taxes	(10,543)	126,452	(58,175)
Provision for income taxes	7,943	38,450	13,427
Equity-method earnings (loss)	(16,030)	3,400	13,728
Income (loss) from continuing operations	(34,516)	91,402	(57,874)
Income from discontinued operations, net of income taxes	—	—	2,175,273

Net income (loss)	$(34,516)	$91,402	$2,117,399

Basic earnings (loss) per share:
Continuing operations	$(1.09)	$2.61	$(1.35)
Net income (loss)	$(1.09)	$2.61	$49.44

Diluted earnings (loss) per share:
Continuing operations	$(1.09)	$2.54	$(1.35)
Net income (loss)	$(1.09)	$2.54	$47.78

Weighted-average common shares outstanding:
Basic	31,804	35,086	42,830
Diluted	31,804	36,042	44,315

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Net income (loss)	$(34,516)	$91,402	$2,117,399
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	7,709	(12,562)	(4,338)
Reclassification for (gains) losses included in net income (loss)	4,596	2,088	(335)

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	210	(4,110)	(598)
Reclassification for (gains) losses included in net income (loss)	(250)	4,110	(87)
Other comprehensive income (loss), before tax	12,265	(10,474)	(5,358)

Provision (benefit) for income taxes	2,602	(2,205)	(1,125)

Other comprehensive income (loss)	9,663	(8,269)	(4,233)

Comprehensive income (loss)	$(24,853)	$83,133	$2,113,166

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

					Accumulated
			Additional		Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance as of January 2, 2021	43,925	$4	$204,359	$993,664	$1,814	$1,199,841

Net income (loss)	—	—	—	2,117,399	—	2,117,399
Other comprehensive loss	—	—	—	—	(4,233)	(4,233)
Stock issuances, net of shares withheld for taxes	548	—	(8,056)	—	—	(8,056)
Repurchases of common stock	(6,520)	—	(253,820)	(896,224)	—	(1,150,044)
Stock-based compensation	—	—	58,264	—	—	58,264
Convertible debt activity	528	—	(747)	—	—	(747)
Balance as of January 1, 2022	38,481	4	—	2,214,839	(2,419)	2,212,424

Cumulative effect of adoption of accounting standard	—	—	—	(59,963)	—	(59,963)
Net income (loss)	—	—	—	91,402	—	91,402
Other comprehensive loss	—	—	—	—	(8,269)	(8,269)
Stock issuances, net of shares withheld for taxes	387	—	(3,608)	—	—	(3,608)
Repurchases of common stock	(6,874)	(1)	(56,968)	(830,585)	—	(887,554)
Stock-based compensation	—	—	60,576	—	—	60,576
Balance as of December 31, 2022	31,994	3	—	1,415,693	(10,688)	1,405,008

Net income (loss)	—	—	—	(34,516)	—	(34,516)
Other comprehensive income	—	—	—	—	9,663	9,663
Stock issuances, net of shares withheld for taxes	505	—	(3,577)	—	—	(3,577)
Repurchases of common stock	(1,522)	—	(24,578)	(188,446)	—	(213,024)
Stock-based compensation	—	—	48,688	—	—	48,688
Convertible debt activity	920	—	(3,560)	—	—	(3,560)
Balance as of December 30, 2023	31,897	$3	$16,973	$1,192,731	$(1,025)	$1,208,682

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Operating Activities
Net income (loss)	$(34,516)	$91,402	$2,117,399
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Income from discontinued operations, net of income taxes	—	—	(2,175,273)
Depreciation of property and equipment	25,707	22,524	18,051
Amortization of other intangible assets	25,374	34,071	44,505
Amortization of debt discount and debt issuance costs	960	2,003	22,767
Loss on extinguishment of convertible debt	—	3	3,370
Stock-based compensation expense	48,208	60,510	56,842
Equity-method (earnings) loss	16,030	(3,400)	(13,728)
Deferred income taxes	(11,815)	(18,240)	(3,414)
Changes in operating assets and liabilities:
Accounts receivable	42,142	26,876	(3,144)
Inventories	(93,398)	(51,044)	(1,510)
Prepaid expenses and other assets	(10,733)	(31,240)	44,664
Accounts payable	(25,644)	36,797	(7,704)
Other current liabilities and income taxes	(37,793)	(12,738)	2,109
Deferred revenue and returns liability	(4,663)	(7,069)	863
Other non-current liabilities	29,793	(9,181)	(14,599)
Net cash provided by (used in) operating activities of continuing operations	(30,348)	141,274	91,198

Investing Activities
Purchases of marketable securities	(103,485)	(607,237)	(1,541,971)
Sales of marketable securities	395,565	223,354	250,075
Maturities of marketable securities	200,530	650,946	844,966
Purchases of property and equipment	(22,282)	(26,525)	(28,577)
Purchases of other assets	(520)	—	(1,158)
Net cash provided by (used in) investing activities of continuing operations	469,808	240,538	(476,665)

Financing Activities
Proceeds from issuance of debt	80,000	—	—
Payments on debt	(571,157)	(21)	(140,572)
Repurchases of common stock	(217,137)	(883,424)	(1,150,044)
Payment of taxes withheld for vested stock awards	(18,189)	(15,387)	(22,239)
Proceeds from the issuance of common stock	14,612	11,779	14,183
Net cash used in financing activities of continuing operations	(711,871)	(887,053)	(1,298,672)

Discontinued Operations
Operating activities	—	(69,467)	(191,642)
Investing activities	—	—	2,747,684
Net cash provided by (used in) discontinued operations	—	(69,467)	2,556,042

Increase (decrease) in cash and cash equivalents	(272,411)	(574,708)	871,903
Cash and cash equivalents at beginning of period	499,915	1,074,623	202,720
Cash and cash equivalents at end of period	$227,504	$499,915	$1,074,623

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,471	$4,427	$5,010
Income taxes paid	$31,713	$132,005	$266,277
Noncash financing activities:
Issuance of common stock in connection with settlement of convertible debt	$148,487	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements

December 30, 2023

1. Description of Business

Silicon Laboratories Inc. (the “Company”), a Delaware corporation, is a leader in secure, intelligent wireless technology for a more connected world. Our integrated hardware and software platform, intuitive development tools, industry-leading ecosystem, and robust support help customers build advanced industrial, commercial, home, and life applications. The Company provides analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the Internet of Things (“IoT”) including connected home and security, industrial automation and control, smart metering, smart lighting, commercial building automation, consumer electronics, asset tracking and medical instrumentation. Within the semiconductor industry, the Company is known as a “fabless” company meaning that the integrated circuits (“ICs”) incorporated in its products are manufactured by third-party foundry semiconductor companies.

On July 26, 2021, the Company sold its infrastructure and automotive business to Skyworks Solutions, Inc. for $2.75 billion in cash. The financial results of the infrastructure and automotive business for the fiscal year ended January 1, 2022 have been presented as discontinued operations in the Consolidated Financial Statements. See Note 3, Discontinued Operations, for additional information.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2023, 2022, and 2021 had 52 weeks. Fiscal 2023, 2022 and 2021 ended on December 30, 2023, December 31, 2022, and January 1, 2022, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions

The Company’s foreign subsidiaries are considered to be extensions of the U.S. Company. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are included in interest income and other, net in the Consolidated Statements of Operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, goodwill, acquired intangible assets, other long-lived assets, revenue recognition, stock-based compensation and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements. The Company periodically reviews the assumptions used in its financial statement estimates.

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

December 30, 2023

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

In addition, the Company has made equity investments in non-publicly traded companies. Equity investments in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. The Company’s proportionate share of income or loss is recorded in equity-method earnings in the Consolidated Statements of Operations. The Company has elected to use the measurement alternative under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to value non-marketable equity investments that do not have readily determinable fair values. Under the alternative, these non-marketable equity investments are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes of the same or similar securities in observable transactions. The Company periodically reviews its equity investments for declines in fair value based on the specific identification method and writes down investments to their estimated fair values when it determines that a decline has occurred. In fiscal 2023, the Company sold its ownership in Walden Technology Ventures III, a limited partnership, and recognized the loss in the Consolidated Statement of Operations.

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

December 30, 2023

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

December 30, 2023

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

Shipping and Handling

Shipping and handling costs are classified as a component of cost of revenues in the Consolidated Statements of Operations.

Stock-Based Compensation

The Company has stock-based compensation plans, which are more fully described in Note 15, Stock-Based Compensation. The Company accounts for those plans using a fair-value method and recognizes the expense in its Consolidated Statement of Operations.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of this new guidance on our consolidated financial statements.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

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

The following table presents the financial results of the infrastructure and automotive business (the “discontinued operations”) in the Company’s Consolidated Statements of Income for the year ended January 1, 2022 (in thousands, except per share data):

Revenues	$233,918
Costs of revenues	95,457
Operating expenses	46,643
Operating income from discontinued operations	91,818
Gain on sale of discontinued operations	2,423,161
Income from discontinued operations before income taxes	2,514,979
Provision for income taxes	339,706
Income from discontinued operations	$2,175,273

Income from discontinued operations per share:
Basic	$50.79
Diluted	$49.09

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

4. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Income (loss) from continuing operations	$(34,516)	$91,402	$(57,874)

Shares used in computing basic earnings (loss) per share	31,804	35,086	42,830

Effect of dilutive securities:
Stock-based awards and convertible debt	—	956	—
Shares used in computing diluted earnings (loss) per share	31,804	36,042	42,830

Earnings (loss) per share:
Basic	$(1.09)	$2.61	$(1.35)
Diluted	$(1.09)	$2.54	$(1.35)

In periods where the Company reports income from continuing operations, diluted earnings per share was computed using the treasury stock method for stock-based awards and the if-converted method for convertible debt. Diluted shares for fiscal 2023 excluded 0.9 million shares and fiscal 2021 excluded 1.5 million shares due to the Company’s loss from continuing operations for the periods.

The Company irrevocably elected to settle the principal amount of its 0.625% convertible senior notes due 2025 (the “2025 Notes”) in cash and intended to settle any excess value in shares in the event of a conversion. In June 2023, the Company paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the conversions and redemptions of the 2025 Notes. For fiscal 2022, approximately 0.6 million shares were included in the denominator for the calculation of diluted earnings per share (related to the not yet converted or redeemed 2025 Notes.) See Note 10, Debt, to the Consolidated Financial Statements for additional information. Securities that were anti-dilutive were insignificant and were excluded from the computation of diluted earnings per share in all periods presented.

5. Fair Value of Financial Instruments

The following summarizes the valuation of the Company’s financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements
	at December 30, 2023 Using
	Quoted Prices in	Significant Other
	Active Markets for	Observable
	Identical Assets	Inputs
Description	(Level 1)	(Level 2)	Total
Cash equivalents:
Money market funds	$137,195	$—	$137,195
Total cash equivalents	$137,195	$—	$137,195

Short-term investments:
Corporate debt securities	$—	$130,047	$130,047
Government debt securities	—	81,673	81,673
Total short-term investments	$—	$211,720	$211,720

Total	$137,195	$211,720	$348,915

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

5. Fair Value of Financial Instruments (Continued)

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

Contractual maturities of investments

The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at December 30, 2023 (in thousands):

		Fair
	Cost	Value
Due in one year or less	$155,431	$154,349
Due after one year through five years	57,518	57,371
	$212,949	$211,720

Unrealized Gains and Losses

The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 30, 2023	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$12,449	$(13)	$95,760	$(867)	$108,209	$(880)
Government debt securities	28,255	(115)	31,122	(440)	59,377	(555)
	$40,704	$(128)	$126,882	$(1,307)	$167,586	$(1,435)

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

5. Fair Value of Financial Instruments (Continued)

	Less Than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2022	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$307,085	$(5,297)	$185,467	$(4,090)	$492,552	$(9,387)
Government debt securities	76,651	(626)	100,209	(3,541)	176,860	(4,167)
	$383,736	$(5,923)	$285,676	$(7,631)	$669,412	$(13,554)

The gross unrealized losses as of December 30, 2023 and December 31, 2022 were due primarily to changes in market interest rates.

The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of December 30, 2023, there were no material declines in the market value of available-for-sale investments due to credit-related factors.

At December 30, 2023 and December 31, 2022, there were no material unrealized gains associated with the Company’s available-for-sale investments.

Level 3 fair value measurements

The following summarizes the activity in Level 3 financial instruments for the year ended December 31, 2022 (in thousands):

Assets

December 31,
Auction Rate Securities	2022
Beginning balance	$4,980
Sales (1)	(6,000)
Loss recognized in earnings	300
Gain (loss) included in other comprehensive income (loss)	720
Ending balance	$—
(1)	On May 31, 2022, the Company sold its prior remaining holding of auction-rate securities for $5.7 million.

Fair values of other financial instruments

Prior to its conversion or redemption in June 2023, the Company’s debt was recorded at cost, but measured at fair value for disclosure purposes. The fair value of the Company’s 2025 Notes was determined using observable market prices. The notes were traded in less active markets and were therefore classified as a Level 2 fair value measurement. As of December 31, 2022, the fair value of the notes was $671.9 million. No notes were outstanding as of December 30, 2023.

The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

6. Derivative Financial Instruments

The Company uses derivative financial instruments to manage certain exposures to the variability of foreign currency exchange rates. The Company’s objective is to offset increases and decreases in expenses resulting from these exposures with gains and losses on the derivative contracts, thereby reducing volatility of earnings.

Cash Flow Hedges

Foreign Currency Forward Contracts

The Company may use foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive loss in the Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive loss may be recognized in the Consolidated Statement of Operations based on an assessment of the contracts at the time of termination. As of December 30, 2023, the contracts had maturities of one to three months and an aggregate notional value of $6.8 million. Gains and losses expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive loss into earnings were not material for any of the periods presented.

Non-designated Hedges

Foreign Currency Forward Contracts

The Company may use foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes gains and losses on the foreign currency forward contracts in interest income and other, net in the Consolidated Statement of Operations in the same period as the remeasurement loss and gain of the related foreign currency denominated asset or liability. The Company does not apply hedge accounting to these foreign currency forward contracts. As of December 30, 2023, the Company held no such foreign currency forward contracts. The fair value of the foreign contracts and contract gains and losses recognized in income were not material for any of the periods presented.

7. Supplemental Information

The following tables show the details of selected Consolidated Balance Sheet items (in thousands):

Inventories

	December 30,	December 31,
	2023	2022
Work in progress	$173,802	$75,112
Finished goods	20,493	25,305
	$194,295	$100,417

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

7. Supplemental Information (Continued)

Property and Equipment

	December 30,	December 31,
	2023	2022
Buildings and improvements	$130,482	$125,471
Equipment	68,703	62,304
Computers and purchased software	51,755	55,065
Leasehold interest in ground leases	23,840	23,840
Leasehold improvements	14,971	14,209
Furniture and fixtures	9,574	9,909
	299,325	290,798
Accumulated depreciation	(153,435)	(138,782)
	$145,890	$152,016

Other Assets, net

	December 30,	December 31,
	2023	2022
Equity-method investment (1)	$—	$27,478
Other	123,313	67,275
	$123,313	$94,753
(1)	At December 31, 2022, the Company held an 8% equity interest in Walden Technology Ventures III, a limited partnership. In fiscal 2023, the Company sold its ownership in this investment and recognized the net loss of $15.2 million in the Consolidated Statement of Operations.

Other Current Liabilities

	December 30,	December 31,
	2023	2022
Accrued compensation and benefits	$16,891	$43,736
Income taxes payable	6,133	11,472
Other	35,931	33,928
	$58,955	$89,136

Other Non-Current Liabilities

	December 30,	December 31,
	2023	2022
Lease liability – non-current	$19,830	$18,009
Other	50,974	31,062
	$70,804	$49,071

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

8. Risks and Uncertainties

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. The Company places its cash equivalents and investments primarily in municipal bonds, money market funds, corporate bonds, U.S. government securities, agency bonds, asset-back securities, and Yankee bonds. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company’s customers that accounted for greater than 10% of accounts receivable consisted of the following:

	December 30,	December 31,
	2023	2022
Arrow Electronics	*	29%
Other	13%	*

*	Less than 10% of accounts receivable

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

Suppliers

A significant portion of the Company’s products are fabricated by Taiwan Semiconductor Manufacturing Co. (“TSMC”) or Semiconductor Manufacturing International Corporation (“SMIC”). The inability of TSMC or SMIC to deliver wafers to the Company on a timely basis could impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

8. Risks and Uncertainties (Continued)

Customers

The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company’s end customers accounted for greater than 10% of revenue during fiscal 2023, 2022 or 2021. The Company’s distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Arrow Electronics	34%	33%	28%
Edom Technology	15%	17%	18%
Sekorm	*	*	12%
*	Less than 10% of revenue

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

9. Other Intangible Assets, Net

The gross carrying amount and accumulated amortization of other intangible assets, net are as follows (in thousands):

	Weighted-Average
	Amortization	December 30, 2023		December 31, 2022
	Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Developed technology	8	$211,217	$(151,722)	$211,217	$(126,424)
Trademarks	12	910	(872)	910	(796)
Total intangible assets	8	$212,127	$(152,594)	$212,127	$(127,220)

The following table presents details of intangible asset amortization expense recognized in the Consolidated Statements of Operations (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Research and development	$25,298	$28,962	$32,319
Selling, general and administrative	76	5,109	12,186
	$25,374	$34,071	$44,505

The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2024	$23,034
2025	13,369
2026	9,178
2027	9,178
2028	4,039

10. Debt

0.625% Convertible Senior Notes

On June 1, 2020, the Company completed a private placement of $535 million principal amount convertible senior notes (the “2025 Notes”). The 2025 Notes bore interest semi-annually at a rate of 0.625% per year and were scheduled to mature on June 15, 2025.

The 2025 Notes were convertible at a conversion rate of 8.1980 shares of common stock per $1,000 principal amount of the 2025 Notes, or approximately 4.4 million shares of common stock, which was equivalent to a conversion price of $121.98 per share. The conversion rate was subject to adjustment under certain circumstances. Holders may have converted the 2025 Notes under the following circumstances: during any calendar quarter after the calendar quarter ended on September 30, 2020 if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to $159.51 per share, representing 130% of the conversion price of the 2025 Notes (“the Sales Price Trigger”); during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such trading day; if specified distributions or corporate events occur; if the 2025 Notes are called for redemption; or at any time after March 15, 2025. The Company may have redeemed all or any portion of the 2025 Notes, at its option, on or after June 20, 2023, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

10. Debt (Continued)

The principal balance of the 2025 Notes was initially separated into liability and equity components, and recorded at fair value. The excess of the principal amount of the liability component over its carrying amount represented the debt discount, which was amortized to interest expense over the term of the 2025 Notes using the effective interest method. With the Company’s adoption of ASU 2020-06 in fiscal 2022, the principal balance of the 2025 Notes was no longer separated between liability and equity components. This resulted in an increase to the carrying value of its convertible debt, representing the unamortized debt discount as of January 2, 2022, with an offsetting reduction in stockholders’ equity.

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

The liability component of the 2025 Notes is recorded in convertible debt on the Consolidated Balance Sheet. Prior to the Company’s adoption of ASU 2020-06, the equity component of the 2025 Notes was recorded in stockholders’ equity. The effective interest rate for the liability component was 5.336%. As of December 30, 2023, there were no remaining debt issuance costs.

Interest expense related to the Company’s convertible debt was comprised of the following (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Contractual interest expense	$1,493	$3,346	$3,662
Amortization of debt discount	—	—	21,112
Amortization of debt issuance costs	960	2,003	1,655
	$2,453	$5,349	$26,429

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

December 30, 2023

10. Debt (Continued)

Credit Facility (Continued)

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

The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a consolidated net leverage ratio (funded indebtedness less cash and cash equivalents up to $750 million and divided by EBITDA) of no more than 4.25 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of December 30, 2023, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of December 30, 2023, $45.0 million was outstanding on the credit facility, with a weighted average interest rate of 6.46%.

11. Leases

The Company leases certain facilities under operating lease agreements that expire at various dates through 2030. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Lease costs for operating leases were $7.8 million, $7.3 million and $7.4 million during fiscal 2023, 2022 and 2021, respectively.

Supplemental Lease Information

	Consolidated Balance	December 30,	December 31,
Balance Sheet Information (in thousands)	Sheet Classification	2023	2022
Operating lease right-of-use assets	Other assets, net	$26,740	$24,717
Operating lease liabilities	Other current liabilities	$7,185	$6,281
Operating lease liabilities	Other non-current liabilities	$19,830	$18,009

	Year Ended
	December 30,	December 31,
Cash Flow Information (in thousands)	2023	2022
Cash paid for operating lease liabilities	$7,487	$7,518
Right-of-use assets obtained in exchange for operating lease obligations	$534	$3,198

	December 30,	December 31,
Operating Lease Information	2023	2022
Weighted-average remaining lease term	5.4 years	5.1 years
Weighted-average discount rate	4.72%	3.96%

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

11. Leases (Continued)

The maturities of operating lease liabilities as of December 30, 2023 were as follows (in thousands):

Fiscal Year
2024	$7,772
2025	6,251
2026	4,559
2027	3,737
2028	2,676
Thereafter	6,219
Total lease payments	31,214
Less imputed interest	(4,199)
Total lease liabilities	$27,015

Lease income

The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $3.1 million, $6.2 million and $4.9 million during fiscal 2023, 2022 and 2021, respectively.

Maturities of lease income as of December 30, 2023 were as follows (in thousands):

Fiscal Year
2024	$2,481
2025	1,919
2026	1,322
2027	439
2028	452
Thereafter	233

12. Commitments and Contingencies

Litigation

The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.

13. Share Repurchases

The Company repurchased 1.5 million shares, 6.9 million shares and 6.5 million shares of its common stock for $213.0 million, $887.6 million, and $1.15 billion during fiscal 2023, 2022 and 2021, respectively. Shares repurchased in fiscal 2021 included purchases of 4.0 million shares through a tender offer, 1.7 million shares through an accelerated share repurchase agreement and 0.8 million shares through the Company’s existing share repurchase program.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

14. Revenues

The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Industrial & Commercial	$496,578	$573,725	$377,401
Home & Life	285,680	450,381	343,459
	$782,258	$1,024,106	$720,860

A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. The Company did not recognize any revenue during fiscal 2023 from performance obligations that were satisfied in previous reporting periods, and recognized revenue of $30.1 million and $12.4 million during fiscal 2022 and 2021, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Distributors	$611,332	$829,373	$584,010
Direct customers	170,926	194,733	136,850
	$782,258	$1,024,106	$720,860

15. Stock-Based Compensation

The Company has two active stock plans, the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) that have been amended and approved by shareholders from time to time.

●	The 2009 Plan allows for grants of stock options, stock appreciation rights, performance shares, performance stock units, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance-based stock units (“PSUs”) and other awards (collectively, “awards”). All awards deduct one share from the 2009 Plan shares available for issuance for each share granted. Awards granted under the 2009 Plan contain vesting provisions mostly ranging from three to four years. To the extent awards granted under the 2009 Plan terminate, expire, or lapse for any reason, or are settled in cash, shares subject to such awards will again be available for grant.
●	The 2009 ESPP allows eligible employees to purchase a limited number of shares of the Company’s common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period is comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 27 months.

2009 Plan

The Company granted to its employees 0.5 million, 0.5 million and 0.6 million shares of full value awards from the 2009 Plan during fiscal 2023, 2022 and 2021, respectively. Full value awards include RSUs, MSUs, and PSUs.

MSUs provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite measurement period for these MSUs is also the vesting period, which is generally three years. MSUs granted in 2020 measured the relative performance of the total stockholders’ return of the Company against that of a selected benchmarked group of companies. The Company granted no MSUs in fiscal 2023, 2022 and 2021.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

15. Stock-Based Compensation (Continued)

PSUs provide for the rights to acquire a number of shares of common stock for no cash consideration based upon the achievement of specified revenue or profitability objectives during the year. The requisite performance period of these PSUs is approximately three years from the date of grant. The Company granted 85,554, 52,078, and 116,809 PSUs in fiscal 2023, 2022, and 2021, respectively.

2009 ESPP

The rights to purchase common stock granted under the 2009 ESPP are intended to be treated as either (i) purchase rights granted under an “employee stock purchase plan,” as that term is defined in Section 423(b) of the Internal Revenue Code (the “423(b) Plan”), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the “Non-423(b) Plan”). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. During fiscal 2023, 2022 and 2021, the Company issued 154,000, 109,000, and 146,000 shares, respectively, under the 2009 ESPP to its employees. The weighted-average fair value for purchase rights granted in fiscal 2023 under the 2009 ESPP was $27.81 per share.

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

The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Operations (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Cost of revenues	$906	$1,152	$964
Research and development	35,491	32,860	24,986
Selling, general and administrative	11,812	26,498	30,892
	48,208	60,510	56,842
Income tax benefit	(6,230)	(5,980)	(954)
Share-based compensation – continuing operations	41,978	54,530	55,888
Share-based compensation – discontinued operations, net	—	—	(2,007)
Total	$41,978	$54,530	$53,881

The Company recorded $0.6 million and $7.8 million of stock-based compensation charges included in selling, general and administrative expense during fiscal 2023 and fiscal 2021, respectively, in connection with the modification of certain equity awards. The modifications were pursuant to employee terminations. There were no other significant modifications made to any stock grants during fiscal 2023, 2022 or 2021.

The Company had approximately $88.7 million of total unrecognized compensation cost related to equity grants as of December 30, 2023 that is expected to be recognized over a weighted-average period of approximately 2.0 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

15. Stock-Based Compensation (Continued)

Fair value assumptions and stock awards activity

The fair values estimated from the Black-Scholes option-pricing model for ESPP shares granted were calculated using the following assumptions:

	Year Ended
	December 30,	December 31,	January 1,
Employee Stock Purchase Plan	2023	2022	2022
Expected volatility	40%	44%	42%
Risk-free interest rate %	5.47%	3.18%	0.05%
Expected term (in months)	9	9	9
Dividend yield	—	—	—

A summary of stock-based compensation activity with respect to fiscal 2023 follows:

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
Stock Options	(000s)	Price	(In Years)	(000s)
Outstanding at December 31, 2022	118	$38.80	3.12	$11,457
Exercised	24	$37.88		$2,162
Outstanding at December 30, 2023	94	$39.03	2.12	$8,790
Vested at December 30, 2023 and expected to vest	94	$39.03	2.12	$8,790
Exercisable at December 30, 2023	94	$39.03	2.12	$8,790

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Grant Date	Vesting Term	Value
RSAs and RSUs	(000s)	Fair Value	(In Years)	(000s)
Outstanding at December 31, 2022	897	$134.74
Granted	420	$137.11
Vested or issued	(416)	$127.51
Cancelled or forfeited	(77)	$142.05
Outstanding at December 30, 2023	824	$139.34	1.14	$109,044

Outstanding at December 30, 2023 and expected to vest	759	$139.36	1.14	$100,329

		Weighted-	Weighted-Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Grant Date	Vesting Term	Value
PSUs and MSUs	(000s)	Fair Value	(In Years)	(000s)
Outstanding at December 31, 2022	225	$134.93
Granted	86	$188.45
Vested or issued	(33)	$92.31
Cancelled or forfeited	(33)	$95.47
Outstanding at December 30, 2023	245	$164.62	1.22	$32,438

Outstanding at December 30, 2023 and expected to vest	85	$132.99	1.22	$11,205

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

15. Stock-Based Compensation (Continued)

The following summarizes the Company’s weighted average fair value at the date of grant:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Per grant of RSAs and RSUs	$137.11	$144.40	$135.28
Per grant of PSUs and MSUs	$188.45	$160.97	$145.11

The following summarizes the Company’s stock-based payment and stock option values (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Intrinsic value of stock options exercised	$2,162	$—	$986
Intrinsic value of RSUs that vested	$61,371	$57,621	$76,654
Grant date fair value of RSUs that vested	$53,088	$41,610	$47,726
Intrinsic value of PSUs and MSUs that vested	$5,163	$—	$5,231
Grant date fair value of PSUs and MSUs that vested	$3,037	$—	$3,562

As of December 30, 2023, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2009 Plan	2,096
2009 ESPP	991
Total shares reserved	3,087

16. Employee Benefit Plan

The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.3 million, $3.2 million and $3.5 million to the 401(k) Plan during fiscal 2023, 2022 and 2021, respectively.

17. Income Taxes

Income (loss) from continuing operations, inclusive of equity-method earnings (loss) and before income taxes, includes the following components (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Domestic	$(14,539)	$32,088	$(15,384)
Foreign	(12,034)	97,764	(29,063)
	$(26,573)	$129,852	$(44,447)

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

17. Income Taxes (Continued)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Current:
Domestic	$3,291	$52,834	$(12,630)
Foreign	15,599	3,856	9,447
Total Current	18,890	56,690	(3,183)
Deferred:
Domestic	(9,036)	(17,728)	17,873
Foreign	(1,911)	(512)	(1,263)
Total Deferred	(10,947)	(18,240)	16,610

Provision for income taxes	$7,943	$38,450	$13,427

The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Federal statutory rate	21.0%	21.0%	21.0%
Foreign tax rate benefit	(33.2)	(6.2)	(16.4)
(Nondeductible) nontaxable foreign items	(25.5)	4.4	(7.2)
GILTI and Subpart F income, net of foreign tax credits	(24.2)	16.5	(2.4)
Base erosion and anti-abuse tax	(7.4)	—	—
(Nondeductible) nontaxable domestic items	(3.6)	0.7	(2.8)
Foreign withholding taxes	(2.2)	0.4	—
State tax expense	(1.5)	1.2	(0.8)
Change in prior period valuation allowance	(1.5)	(0.3)	(10.5)
Net operating loss not benefited	—	—	(6.0)
Other tax effects of equity compensation	1.1	(0.3)	0.5
Nondeductible officer compensation	1.3	2.0	(10.3)
Excess tax benefit of stock-based compensation	4.0	(1.1)	3.7
Return to provision adjustments	16.5	(2.0)	0.8
Research and development tax credits	26.4	(5.3)	0.1
Other	(1.1)	(1.4)	0.1
Effective tax rate	(29.9)%	29.6%	(30.2)%

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

17. Income Taxes (Continued)

The decrease in the provision for income taxes for fiscal 2023 was primarily due to decreases in pre-tax book income and global intangible low-taxed income inclusions as compared to fiscal 2022. The provision for income taxes for fiscal 2022 increased from fiscal 2021 primarily due to the recognition of certain tax benefits for fiscal 2021 in discontinued operations under FASB ASU 2019-12, Simplifying the Accounting for Income Taxes, and the required adoption of new U.S. tax rules regarding the capitalization of research and experimental costs in fiscal 2022.

Under ASU 2019-12, the income tax benefit of a loss from continuing operations should be recognized in discontinued operations if the Company would be unable to benefit from the loss without considering the income from discontinued operations. As such, tax benefits associated with losses incurred for fiscal 2021 were recognized in discontinued operations.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Under the Act, research and experimental expenditures incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted. The Company has elected to treat global intangible low-taxed income (“GILTI”) as a period cost, so the capitalization of research and experimental costs in GILTI increases the Company’s provision for income taxes.

Additionally, the Act required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. income tax under U.S. tax law. The Company elected to pay the transition tax over the eight-year period provided in the Act. As of December 30, 2023, the unpaid balance of its transition tax obligation was $14.3 million, which is payable between April 2024 and April 2025. This was recorded as components of other current liabilities and other non-current liabilities in the Consolidated Balance Sheet in the amounts of $6.4 million and $7.9 million, respectively.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

17. Income Taxes (Continued)

Deferred Income Taxes

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of the Company’s deferred taxes as of December 30, 2023 and December 31, 2022 were as follows (in thousands):

	December 30,	December 31,
	2023	2022
Deferred tax assets:
Capitalized research and development	$27,402	$15,188
Tax credit carryforwards	13,303	13,334
Intangible assets	7,188	7,938
Net operating loss carryforwards	6,911	4,965
Leases	6,584	5,517
Deferred income on shipments to distributors	6,465	6,726
Accrued liabilities	2,859	6,809
Other	3,072	7,118
	73,784	67,595
Less: Valuation allowance	(10,530)	(9,409)
	63,254	58,186

Deferred tax liabilities:
Intangible assets	13,916	13,789
Fixed assets	8,353	8,518
Leases	6,238	5,189
Prepaid expenses and other	4,534	5,637
Unrealized gain on equity-method investment	—	4,120
	33,041	37,253

Net deferred tax assets (liabilities)	$30,213	$20,933

As of December 30, 2023, the Company had foreign net operating loss and research and development tax credit carryforwards of approximately $47.2 million and $0.2 million, respectively. The foreign net operating loss carryforward does not expire. The foreign research and development tax credits expire in fiscal years 2042 through 2043.

The Company also had U.S. federal net operating loss and research and development tax credit carryforwards of approximately $12.4 million and $1.1 million, respectively. These carryforwards expire in fiscal years 2026 through 2031. Recognition of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

Additionally, the Company had state loss, state research and development, and state alternative minimum tax credit carryforwards of approximately $28.2 million, $12.9 million, and $0.1 million, respectively. Certain of these carryforwards expire in fiscal years 2025 through 2036, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

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

	Balance at	Additions		Balance at
	Beginning of	Charged to		End of
	Period	Expenses	Deductions	Period
Year ended December 30, 2023	$9,409	$1,121	—	$10,530

Year ended December 31, 2022	$9,529	$792	$(912)	$9,409

Year ended January 1, 2022	$5,311	$5,370	$(1,152)	$9,529

Prior to fiscal 2023, the Company asserted permanent reinvestment of the earnings of all foreign subsidiaries, except for Singapore and China. During fiscal 2023, the Company modified its previous indefinite reinvestment assertion for the remaining foreign subsidiaries and recorded a deferred tax liability for applicable withholding taxes on the undistributed earnings in those jurisdictions.

Uncertain Tax Positions

The following table summarizes the activity related to gross unrecognized tax benefits (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
Beginning balance	$4,109	$3,677	$2,853
Additions based on tax positions related to current year	737	872	830
Additions based on tax positions related to prior years	22	—	—
Reductions based on tax positions related to prior years	—	(6)	(6)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	—	(434)	—
Ending balance	$4,868	$4,109	$3,677

As of December 30, 2023, December 31, 2022 and January 1, 2022, the Company had gross unrecognized tax benefits, inclusive of interest, of $5.4 million, $4.4 million and $3.9 million, respectively, of which $5.1 million, $4.4 million and $3.9 million, respectively, would affect the effective tax rate if recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 – 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $13.9 million, additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.

Silicon Laboratories Inc.

Notes to Consolidated Financial Statements (Continued)

December 30, 2023

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

The Company believes it is reasonably possible that its gross unrecognized benefits will decrease by approximately $1.7 million, inclusive of interest, in the next 12 months due to the lapse of the statute of limitations.

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

Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Year Ended
	December 30,	December 31,	January 1,
	2023	2022	2022
United States	$92,550	$176,379	$97,471
China	219,741	334,821	311,513
Taiwan	90,382	105,602	68,196
Rest of world	379,585	407,304	243,680
Total	$782,258	$1,024,106	$720,860

The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	December 30,	December 31,
	2023	2022
United States	$116,357	$121,031
Rest of world	29,533	30,985
Total	$145,890	$152,016

19. Restructuring Activities

During the fourth quarter of 2023, the Company implemented a workforce reduction of approximately 10% of its employees to reduce costs and align its business in response to market conditions. In fiscal 2023, the Company incurred employee separation costs of $9.1 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.6 million. Employee separation costs of $6.0 million were recorded to research and development expenses and $3.0 million were recorded to selling, general and administrative expenses within the Consolidated Statement of Operations. No further material amounts are expected to be incurred. In fiscal 2023, the Company paid approximately $5 million of employee separation payments and accrued approximately $4 million in other current liabilities at December 30, 2023.