Form 10-Q
period 2024-03-30
SILICON LABORATORIES INC.
filed 2024-04-24
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
☐ Yes ☑ No
As of April 17, 2024, 31,924,416 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Silicon Laboratories Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 30, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$191,489	$227,504
Short-term investments	141,201	211,720
Accounts receivable, net	32,616	29,295
Inventories	198,206	194,295
Prepaid expenses and other current assets	82,608	75,117
Total current assets	646,120	737,931
Property and equipment, net	142,155	145,890
Goodwill	376,389	376,389
Other intangible assets, net	53,453	59,533
Other assets, net	126,036	123,313
Total assets	$1,344,153	$1,443,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,575	$57,498
Revolving line of credit	—	45,000
Deferred revenue and returns liability	3,921	2,117
Other current liabilities	62,863	58,955
Total current liabilities	111,359	163,570
Other non-current liabilities	67,233	70,804
Total liabilities	178,592	234,374
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 31,924 and 31,897 shares issued and outstanding at March 30, 2024 and December 30, 2023, respectively	3	3
Additional paid-in capital	29,830	16,973
Retained earnings	1,136,205	1,192,731
Accumulated other comprehensive loss	(477)	(1,025)
Total stockholders’ equity	1,165,561	1,208,682
Total liabilities and stockholders’ equity	$1,344,153	$1,443,056
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenues	$106,375	$246,787
Cost of revenues	51,306	92,927
Gross profit	55,069	153,860
Operating expenses:
Research and development	80,650	89,396
Selling, general and administrative	33,553	44,891
Operating expenses	114,203	134,287
Operating income (loss)	(59,134)	19,573
Other income (expense):
Interest income and other, net	2,732	4,836
Interest expense	(509)	(1,656)
Income (loss) before income taxes	(56,911)	22,753
Provision (benefit) for income taxes	(385)	7,753
Equity-method loss	—	(1,033)
Net income (loss)	$(56,526)	$13,967

Earnings (loss) per share:
Basic	$(1.77)	$0.44
Diluted	$(1.77)	$0.41

Weighted-average common shares outstanding:
Basic	31,910	31,959
Diluted	31,910	33,753
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income (loss)	$(56,526)	$13,967
Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains arising during the period	624	2,997
Reclassification for losses included in net income (loss)	15	2,614

Net changes to cash flow hedges:
Unrealized gains arising during the period	275	38
Reclassification for gains included in net income (loss)	(234)	(30)
Other comprehensive income, before tax	679	5,619

Provision for income taxes	131	1,394

Other comprehensive income	548	4,225

Comprehensive income (loss)	$(55,978)	$18,192
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

Three Months Ended March 30, 2024	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 30, 2023	31,897	$3	$16,973	$1,192,731	$(1,025)	$1,208,682
Net loss	—	—	—	(56,526)	—	(56,526)
Other comprehensive income	—	—	—	—	548	548
Stock issuances, net of shares withheld for taxes	27	—	(707)	—	—	(707)
Repurchases of common stock	—	—	—	—	—	—
Stock-based compensation	—	—	13,564	—	—	13,564
Balance as of March 30, 2024	31,924	$3	$29,830	$1,136,205	$(477)	$1,165,561

Three Months Ended April 1, 2023	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2022	31,994	$3	$—	$1,415,693	$(10,688)	$1,405,008
Net income	—	—	—	13,967	—	13,967
Other comprehensive income	—	—	—	—	4,225	4,225
Stock issuances, net of shares withheld for taxes	98	—	(6,931)	—	—	(6,931)
Repurchases of common stock	(95)	—	(9,732)	(3,746)	—	(13,478)
Stock-based compensation	—	—	16,663	—	—	16,663
Balance as of April 1, 2023	31,997	$3	$—	$1,425,914	$(6,463)	$1,419,454
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating Activities
Net income (loss)	$(56,526)	$13,967
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	6,634	6,235
Amortization of other intangible assets	6,079	6,510
Amortization of debt issuance costs	—	523
Stock-based compensation expense	13,612	16,638
Equity-method loss	—	1,033
Deferred income taxes	(5,270)	(2,670)
Changes in operating assets and liabilities:
Accounts receivable	(3,321)	(16,257)
Inventories	(3,958)	(32,794)
Prepaid expenses and other assets	(15,466)	11,530
Accounts payable	(13,829)	(12,966)
Other current liabilities and income taxes	1,554	(8,529)
Deferred revenue and returns liability	1,804	4,478
Other non-current liabilities	(3,113)	(978)
Net cash used in operating activities	(71,800)	(13,280)

Investing Activities
Purchases of marketable securities	(9,794)	(66,113)
Sales of marketable securities	25,763	170,317
Maturities of marketable securities	55,188	157,734
Purchases of property and equipment	(2,047)	(7,657)
Proceeds from sale of equity investment	12,382	—
Net cash provided by investing activities	81,492	254,281

Financing Activities
Payments on debt	(45,000)	—
Repurchases of common stock	—	(17,608)
Payment of taxes withheld for vested stock awards	(1,048)	(6,931)
Proceeds from the issuance of common stock	341	—
Net cash used in financing activities	(45,707)	(24,539)

Increase (decrease) in cash and cash equivalents	(36,015)	216,462
Cash and cash equivalents at beginning of period	227,504	499,915
Cash and cash equivalents at end of period	$191,489	$716,377
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive income, stockholders’ equity, and cash flows. The Condensed Consolidated Balance Sheet as of December 30, 2023 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended March 30, 2024 are not necessarily indicative of the results to be expected for the full year.
These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 30, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2024.
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 30. Fiscal 2024 will have 52 weeks and fiscal 2023 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Among the significant estimates affecting the financial statements are those related to inventories, goodwill, acquired intangible assets, other long-lived assets, revenue recognition, stock-based compensation, and income taxes. Actual results could differ from those estimates, and such differences could be material to the financial statements. The Company periodically reviews the assumptions used in its financial statement estimates.
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income (loss)	$(56,526)	$13,967

Shares used in computing basic earnings per share	31,910	31,959

Effect of dilutive securities:
Convertible debt and stock-based awards	—	1,794
Shares used in computing diluted earnings per share	31,910	33,753

Earnings (loss) per share:
Basic	$(1.77)	$0.44
Diluted	$(1.77)	$0.41
Diluted shares for the three months ended March 30, 2024 excluded 0.4 million shares due to the Company's net loss for the period. For the three months ended April 1, 2023, approximately 1.2 million shares were included in the denominator for the calculation of diluted earnings per share (related to the not yet converted or redeemed 2025 Notes.) Securities that were anti-dilutive were insignificant and were excluded from the computation of diluted earnings per share for the three months ended April 1, 2023.
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

	Fair Value Measurements at March 30, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$107,746	$—	$107,746
Total cash equivalents	$107,746	$—	$107,746

Short-term investments:
Corporate debt securities	$—	$58,743	$58,743
Government debt securities	—	82,458	82,458
Total short-term investments	$—	$141,201	$141,201

Total	$107,746	$141,201	$248,947

	Fair Value Measurements at December 30, 2023 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$137,195	$—	$137,195
Total cash equivalents	$137,195	$—	$137,195

Short-term investments:
Corporate debt securities	$—	$130,047	$130,047
Government debt securities	—	81,673	81,673
Total short-term investments	$—	$211,720	$211,720

Total	$137,195	$211,720	$348,915
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3.    Fair Value of Financial Instruments (Continued)
The following summarizes the components of available-for-sale investments:

					Reported As
As of March 30, 2024	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$59,107	$46	$(410)	$58,743	$—	$58,743
Government debt securities	82,685	19	(246)	82,458	—	82,458
Money market funds	107,746	—	—	107,746	107,746	—
Total	$249,538	$65	$(656)	$248,947	$107,746	$141,201

					Reported As
As of December 30, 2023	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$130,858	$69	$(880)	$130,047	$—	$130,047
Government debt securities	82,091	137	(555)	81,673	—	81,673
Money market funds	137,195	—	—	137,195	137,195	—
Total	$350,144	$206	$(1,435)	$348,915	$137,195	$211,720
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at March 30, 2024 (in thousands):

	Cost	Fair Value
Due in one year or less	$112,498	$112,010
Due after one year through five years	29,294	29,191
	$141,792	$141,201
Unrealized Gains and Losses
The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of March 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$2,501	$(1)	$30,323	$(410)	$32,824	$(411)
Government debt securities	36,642	(166)	30,174	(79)	66,816	(245)
	$39,143	$(167)	$60,497	$(489)	$99,640	$(656)

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3.    Fair Value of Financial Instruments (Continued)

	Less Than 12 Months		12 Months or Greater		Total
As of December 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$12,449	$(13)	$95,760	$(867)	$108,209	$(880)
Government debt securities	28,255	(115)	31,122	(440)	59,377	(555)
	$40,704	$(128)	$126,882	$(1,307)	$167,586	$(1,435)
The gross unrealized losses as of March 30, 2024 and December 30, 2023 were due primarily to changes in market interest rates. At March 30, 2024 and December 30, 2023, there were no material unrealized gains associated with the Company’s available-for-sale investments.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of March 30, 2024, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
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
Cash Flow Hedges
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive loss may be recognized in the Condensed Consolidated Statement of Operations based on an assessment of the contracts at the time of termination. As of March 30, 2024, the company held no such foreign currency forward contracts. The fair value of the contracts, contract gains or losses recognized in other comprehensive income and amounts reclassified from accumulated other comprehensive loss into earnings were not material for any of the periods presented.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5.    Supplemental Information
The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):
Inventories

	March 30, 2024	December 30, 2023
Work in progress	$173,379	$173,802
Finished goods	24,827	20,493
	$198,206	$194,295
Lease income
The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $0.8 million and $0.7 million during the three months ended March 30, 2024 and April 1, 2023, respectively.
6.    Debt
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
The credit facility contains various conditions, covenants and representations with which the Company must be in compliance in order to borrow funds and to avoid an event of default, including financial covenants that the Company must maintain a consolidated net leverage ratio (funded indebtedness less cash and cash equivalents up to $750 million and divided by EBITDA) of no more than 4.25 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of March 30, 2024, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of March 30, 2024, no amounts were outstanding on the credit facility.
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8.    Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Industrial & Commercial	$65,262	$150,713
Home & Life	41,113	96,074
	$106,375	$246,787
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended March 30, 2024 and April 1, 2023, the Company recognized revenue of $4.2 million and $4.9 million, respectively, from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Distributors	$70,360	$204,872
Direct customers	36,015	41,915
	$106,375	$246,787
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
The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Cost of revenues	$412	$298
Research and development	9,722	9,491
Selling, general and administrative	3,478	6,849
	13,612	16,638
Income tax provision	1,727	1,786
Total	$11,885	$14,852
The Company had approximately $80.3 million of total unrecognized compensation cost related to equity grants as of March 30, 2024 that is expected to be recognized over a weighted-average period of approximately 2.0 years.

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
Income tax benefit was $0.4 million and expense was $7.8 million for the three months ended March 30, 2024 and April 1, 2023, resulting in effective tax rates of 0.7% and 35.7%, respectively. The decrease in the provision for income taxes for the three months ended March 30, 2024 is primarily due to reporting a tax benefit on pre-tax book loss for the current period compared to tax expense on pre-tax book income for the three months ended April 1, 2023.
Uncertain Tax Positions
As of March 30, 2024, the Company had gross unrecognized tax benefits, inclusive of interest, of $5.9 million, of which $5.3 million would affect the effective tax rate if recognized. During the three months ended March 30, 2024, the Company did not release any unrecognized tax benefits.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.
Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 - 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $13.0 million, additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies. If unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.
The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.
Tax years 2015 through 2024 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s 2021 tax year is currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially impact its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.

The Company believes it is reasonably possible that its gross unrecognized tax benefits will decrease by approximately $1.9 million, inclusive of interest, in the next 12 months due to the lapse of the statute of limitations.
11.    Restructuring Activities
During the fourth quarter of 2023, the Company implemented a workforce reduction of approximately 10% of its employees to reduce costs and align its business in response to market conditions. The following table summarizes the activity of the restructuring liability during the periods presented (in millions):

Three Months Ended March 30, 2024
Balance, beginning of period	$4.4
Charges	0.5
Payments	1.0
Balance, end of period	$3.9

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11.    Restructuring Activities (Continued)
During the three months ended March 30, 2024, restructuring charges of $0.5 million were recognized in operating expenses in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2024 will have 52 weeks and fiscal 2023 had 52 weeks. Our first quarter of fiscal 2024 ended March 30, 2024. Our first quarter of fiscal 2023 ended April 1, 2023.
Impact of Macroeconomic Conditions
The current global economic environment is experiencing inflationary pressure, high interest rates, and geopolitical tension. We have experienced a decline in revenues, as our customers are slowing purchases to reduce existing inventories in a softening market. The extent of the impact of these macroeconomic conditions on our operational and financial performance will depend on future developments, including the duration and severity of any economic downturn, the impact to the business of our suppliers and/or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition.
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
Current Period Highlights
Revenues decreased $140.4 million in the recent quarter compared to the first quarter of fiscal 2023 due to decreased revenues from our Home & Life products and our Industrial & Commercial products. Gross profit decreased $98.8 million during the same period due to decreased gross profit from our Home & Life products and our Industrial & Commercial products. Gross margin decreased to 51.8% in the recent quarter compared to 62.3% in the first quarter of fiscal 2023, and increased slightly compared to 50.6% in the fourth quarter of fiscal 2023, primarily due to variations in customer and product mix. Operating expenses decreased by $20.1 million in the recent quarter compared to the first quarter of fiscal 2023 due primarily to lower personnel-related costs as a result of the workforce reduction in the fourth quarter of fiscal 2023. Operating loss in the recent quarter was $59.1 million compared to operating income of $19.6 million in the first quarter of fiscal 2023. Refer to “Results of Operations” below for further discussion.
We ended the first quarter of fiscal 2024 with $332.7 million in cash, cash equivalents, and short-term investments. Net cash used in operating activities was $71.8 million during the current year three-month period. Accounts receivable were $32.6 million at March 30, 2024, representing 28 days sales outstanding (“DSO”). Inventory was $198.2 million at March 30, 2024, representing 348 days of inventory (“DOI”). During the first quarter, we repaid $45.0 million in borrowings under our revolving credit facility.
We have continued to diversify our product portfolio and introduce new products and solutions with added functionality and integration. We plan to continue introducing products that expand the capabilities we offer in order to serve both current and emerging applications, enabling us to address new markets and expand our total available market opportunity.
During the three months ended March 30, 2024, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the three months ended March 30, 2024.
The percentage of our revenues derived from outside of the United States was 95% during the three months ended March 30, 2024. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
Results of Operations
The following describes the line items set forth in our Condensed Consolidated Statements of Operations:
Revenues. Revenues are generated predominately by sales of our products. Our revenues are subject to variation from period to period due to the volume of shipments made within a period, the mix of products we sell, and the prices we charge for our products.
Cost of Revenues. Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics, and quality assurance; costs of software royalties, other intellectual property license costs, and certain acquired intangible assets; and an allocated portion of our occupancy costs. Our gross margin fluctuates depending on product mix, manufacturing yields, inventory valuation adjustments, average selling prices, and other factors.
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

Interest Expense. Interest expense consists of interest on our short and long-term obligations, including our convertible senior notes that were previously outstanding and our credit facility. Interest expense on our convertible senior notes included contractual interest and amortization of debt issuance costs.
Provision for Income Taxes. Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, global intangible low-taxed income, Subpart F income inclusions, and other permanent differences. See Note 10, Income Taxes, to the Condensed Consolidated Financial Statements.
Equity-method Loss. Equity-method loss represents income or loss on our equity-method investment.
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenues	100.0%	100.0%
Cost of revenues	48.2	37.7
Gross profit	51.8	62.3
Operating expenses:
Research and development	75.8	36.2
Selling, general and administrative	31.5	18.2
Operating expenses	107.4	54.4
Operating income (loss)	(55.6)	7.9
Other income (expense):
Interest income and other, net	2.6	2.0
Interest expense	(0.5)	(0.7)
Income (loss) before income taxes	(53.5)	9.2
Provision (benefit) for income taxes	(0.4)	3.1
Equity-method loss	0.0	(0.4)
Net income (loss)	(53.1)%	5.7%
Revenues

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023	Change	% Change
Industrial & Commercial	$65.3	$150.7	$(85.4)	(56.7)%
Home & Life	41.1	96.1	(55.0)	(57.2)%
	$106.4	$246.8	$(140.4)	(56.9)%
The decrease in revenues in the recent three-month period was due to decreased revenues of $85.5 million from our Industrial & Commercial products and decreased revenues of $55.0 million from our Home & Life products. Average selling prices of our products and unit volumes decreased in the recent three-month period. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.
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

Gross Profit

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023	Change
Gross profit	$55.1	$153.9	$(98.8)
Gross margin	51.8%	62.3%	(10.5)%
Gross profit decreased during the recent three-month period due to a decrease in gross profit for our Home & Life product group and a decrease in gross profit for our Industrial & Commercial product group, primarily as a result of the decrease in unit volumes in the periods. Gross margin decreased primarily due to variations in customer and product mix.
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
Research and Development

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023	Change	% Change
Research and development	$80.7	$89.4	$(8.7)	(9.7)%
Percent of revenue	75.8%	36.2%
The decrease in research and development expense in the recent three-month period was primarily due to decreases of $9.2 million for personnel-related expenses as a result of our restructuring activities and $1.1 million for technical services, partially offset by an increase of $1.8 million in new product introduction costs. We expect that research and development expense will increase in absolute dollars in the second quarter of fiscal 2024.
Selling, General and Administrative

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023	Change	% Change
Selling, general and administrative	$33.6	$44.9	$(11.3)	(25.2)%
Percent of revenue	31.5%	18.2%
The decrease in selling, general and administrative expense in the three-month period was primarily due to a $9.4 million decrease in personnel-related costs as a result of our restructuring activities and a $1.7 million decrease in outside services. We expect that selling, general and administrative expense will increase in absolute dollars in the second quarter of fiscal 2024.
Interest Income and Other, Net
Interest income and other, net for the three months ended March 30, 2024 was $2.7 million, compared to $4.8 million for the three months ended April 1, 2023. The decrease in interest income and other, net in the recent three-month period was primarily due to lower interest-bearing investment balances as a result of the sale of investments to fund the settlement of our 2025 convertible senior notes in the second quarter of fiscal 2023, stock repurchases in the second and third quarters of fiscal 2023, and repayment of borrowing from our credit facility in the third quarter of fiscal 2023.

Interest Expense
Interest expense for the three months ended March 30, 2024 was $0.5 million, compared to $1.7 million for the three months ended April 1, 2023, respectively. The decrease was primarily due to the settlement of our 2025 convertible senior notes in the second quarter of fiscal 2023.
Provision for Income Taxes

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023	Change
Provision (benefit) for income taxes	$(0.4)	$7.8	$(8.2)
Effective tax rate	0.7%	35.7%
The decrease in the provision for income taxes for the three months ended March 30, 2024 is primarily due to reporting a tax benefit on pre-tax book loss for the current period compared to tax expense on pre-tax book income for the three months ended April 1, 2023. The Company estimates that its annual effective tax rate will be close to zero for the current year. Thus, discrete items may have a disproportionate impact on the calculation of the overall effective tax rate.
Equity-method Loss
Equity-method loss for the three months ended April 1, 2023 was $1.0 million. Our equity-method investment was sold in the fourth quarter of fiscal 2023.
Business Outlook
The following represents our business outlook for the second quarter of fiscal 2024.

Income Statement Item	Estimate

Revenues	$135 million to $145 million

Gross margin	53%

Operating expenses	$125 million

Diluted loss per share	$(1.61) to $(1.45)
Liquidity and Capital Resources
Our principal sources of liquidity as of March 30, 2024 consisted of $332.7 million in cash, cash equivalents and short-term investments, of which $191.7 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds and Yankee bonds; and money market funds.
Operating Activities
Net cash used in operating activities was $71.8 million during the three months ended March 30, 2024, compared to $13.3 million during the three months ended April 1, 2023. Operating cash flows during the three months ended March 30, 2024 reflect our net loss of $56.5 million, adjustments of $21.1 million for depreciation, amortization, stock-based compensation, equity-method loss, and deferred income taxes, and a net cash outflow of $36.3 million due to changes in our operating assets and liabilities.

Accounts receivable increased to $32.6 million at March 30, 2024 from $29.3 million at December 30, 2023. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO decreased to 28 days at March 30, 2024 from 30 days at December 30, 2023.
Inventory increased to $198.2 million at March 30, 2024 from $194.3 million at December 30, 2023. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. We have invested in building inventory to minimize potential supply disruptions and meet forecasted future demand. Our DOI was 348 days at March 30, 2024 and 407 days at December 30, 2023.
Investing Activities
Net cash provided by investing activities was $81.5 million during the three months ended March 30, 2024, compared to $254.3 million during the three months ended April 1, 2023. The decrease in cash inflows was principally due to a decrease in cash provided by net purchases, sales, and maturities of marketable securities of $190.8 million in the current period.
Financing Activities
Net cash used in financing activities was $45.7 million during the three months ended March 30, 2024, compared to net cash used of $24.5 million during the three months ended April 1, 2023. The increase in cash outflows was principally due to $45.0 million in payments on debt in the current period.
Debt
As of March 30, 2024, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. As of March 30, 2024, no amounts were outstanding on the revolving credit facility.
Capital Requirements
Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, investments, and cash generated from operations are sufficient to meet our short-term (i.e., over at least the next twelve months) and long-term capital requirements, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.
Critical Accounting Estimates
Our critical accounting estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the fiscal year ended December 30, 2023. There have been no material subsequent changes to our critical accounting estimates.
Quantitative and Qualitative Disclosures about Market Risk
Interest Income
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of March 30, 2024 would decrease our future annual interest income by approximately $2.5 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.

Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of March 30, 2024. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk primarily through assets, liabilities and operating expenses of our subsidiaries denominated in currencies other than the U.S. dollar. Our foreign subsidiaries are considered to be extensions of the U.S. parent. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in the Condensed Consolidated Statements of Operations. We use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts are recognized in earnings in the same period during which the hedged transaction is recognized.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of the material weakness in our internal control over financial reporting described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 30, 2023 filed with the SEC, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended March 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, with the exception of ongoing remediation efforts of the aforementioned material weakness.
Remediation
We are currently in the process of designing and implementing appropriate controls for the remediation plan specific to the inventory valuation process. Our remediation efforts are ongoing and include the following:

•Evaluating and reassessing the design of our inventory valuation methods, including key assumptions used in the determination of the net realizable value of our inventory;
•Refining the critical assumptions to be used in the inventory valuation assessment, including demand forecast information, historical results, market conditions, and aging of inventory;
•Formalizing management's review and assessment of information used in the inventory valuation assessment; and
•Designing and implementing enhanced controls and documentation requirements over the completeness and accuracy of data used in the inventory valuation assessment.
Management believes that the outlined plans will effectively address the deficiency constituting the material weakness, with the remediation efforts, including necessary testing, anticipated to conclude by the end of 2024. However, the exact timing of completion cannot be guaranteed. As the remediation progresses, management may enact additional measures or refine elements of the remediation plan described above as deemed necessary.
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
In addition, the risk of cyber-attacks has increased in connection with the conflicts between Russia and Ukraine and in the Middle East. In light of those and other geopolitical events, nation-state actors or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, result in data compromise, or both. Nation-state actors have in the past carried out, and may in the future carry out, cyber-attacks to achieve their aims and goals, which may include espionage, information operations, monetary gain, ransomware, disruption, and destruction. In 2022, the U.S. Cybersecurity and Infrastructure Security Agency issued a “Shields Up” alert for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations both within and beyond the United States, particularly in the wake of sanctions imposed by the United States and its allies. These circumstances increase the likelihood of cyber-attacks and/or security breaches.
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
A number of factors, in addition to those cited in other risk factors applicable to our business, may contribute to fluctuations in our revenues and operating results, including:
•The timing and volume of orders received from our customers;
•The timeliness of our new product introductions and the rate at which our new products may cannibalize our older products;
•The rate of acceptance of our products by our customers, including the acceptance of new products we may develop for integration in the products manufactured by such customers, which we refer to as “design wins”;
•The time lag and realization rate between “design wins” and production orders;
•Supplier capacity constraints;
•The demand for, and life cycles of, the products incorporating our mixed-signal solutions;
•The rate of adoption of mixed-signal products in the markets we target;
•Deferrals or reductions of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of mixed-signal ICs;
•Changes in product mix;
•The average selling prices for our products could drop suddenly due to competitive offerings or competitive predatory pricing;
•The average selling prices for our products generally decline over time;
•Changes in market standards;

•Impairment charges related to inventory, equipment or other long-lived assets;
•The software used in our products, including software provided by third parties, may not meet the needs of our customers;
•Our customers may not be able to obtain other components such as capacitors that they need to incorporate in conjunction with our products, leading to potential downturn in the demand for our products;
•Significant legal costs to defend our intellectual property rights or respond to claims against us; and
•The rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.
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
There are significant risks associated with relying on these third-party foundries and subcontractors, including:
•Failure by us, our customers or their end customers to qualify a selected supplier;
•Disruption to our suppliers’ operations due to geopolitical changes, including risks related to deteriorating relations between China and Taiwan;
•Potential insolvency of the third-party subcontractors;
•Reduced control over delivery schedules and quality;
•Limited warranties on wafers or products supplied to us;
•Potential increases in prices or payments in advance for capacity;
•Increased need for international-based supply, logistics and financial management;
•Disruption to our supply chain resulting from cyber-attacks on our suppliers’ information technology systems;
•Their inability to supply or support new or changing packaging technologies; and
•Low test yields.
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
A natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers. In addition, a significant portion of the assembly and testing of our products occurs in South Korea. Any disruption resulting from these events, could also cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling or testing from the affected subcontractor to another third-party vendor. If such an event significantly disrupts the manufacture, shipment and sales of our products or the products of our customers, this may materially negatively impact our operating results. For example, if travel restrictions or business shutdowns or slowdowns occur for an extended period of time in Taiwan, South Korea or the other countries in which our current manufacturers, assemblers, test service providers, distributors and customers are located, we may experience delays in product production, a decreased ability to support our customers, reduced design win activity, and overall lack of productivity. Our customers may also experience closures of their manufacturing facilities or inability to obtain other components, either of which could negatively impact demand for our solutions.
We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the three months ended March 30, 2024, the percentage of our revenues derived from outside of the United States was 95% (and the revenue associated with end customers in China was 16%, and revenue attributed to China based on shipped-to location was 27%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
•Complexity and costs of managing international operations and related tax obligations, including our headquarters for non-U.S. operations in Singapore;
•Protectionist laws and business practices, including trade restrictions, tariffs, export controls, quotas and other trade barriers, including China-U.S. trade policies;
•Trade tensions, geopolitical uncertainty, or governmental actions, including those arising from the trade dispute between the U.S. and China, may lead customers to favor products from non-US companies which could put us at a competitive disadvantage and result in decreased customer demand for our products and our customers’ products;
•Rising tensions and deteriorating military, political and economic relations between China and Taiwan could disrupt the operations of our third-party foundry, assembly and test subcontractors, which could severely impact our ability to manufacture the majority of our products and as a result, could adversely affect our business, revenues and results of operations;
•Restrictions or tariffs imposed on certain countries and sanctions or export controls imposed on customers or suppliers may affect our ability to sell and source our products;
•Difficulties related to the protection of our intellectual property rights in some countries;
•Public health crises may affect our international operations, suppliers and customers and we may experience delays in product development, a decreased ability to support our customers and reduced design win activity if the travel restrictions or business shutdowns or slowdowns continue for an extended period of time in any of the countries in which we, our suppliers and our customers operate and do business;
•Multiple, conflicting and changing tax and other laws and regulations that may impact both our international and domestic tax and other liabilities and result in increased complexity and costs, including the impact of the Tax Cuts and Jobs Act, which increased our effective tax rate, in part due to the impact of the requirement to capitalize and amortize foreign research and development expenses beginning in 2022;
•Longer sales cycles;
•Greater difficulty in accounts receivable collection and longer collection periods;
•High levels of distributor inventory subject to price protection and rights of return to us;
•Political and economic instability;
•Risks that demand and the supply chain may be adversely affected by military conflict (including the ongoing conflicts in the Middle East and between Russia and Ukraine), terrorism, sanctions or other geopolitical events globally;
•Greater difficulty in hiring and retaining qualified personnel; and
•The need to have business and operations systems that can meet the needs of our international business and operating structure.
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
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended March 30, 2024 was $80.7 million, or 75.8% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.
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
•Requirements of customers;
•Accurate prediction of market and technical requirements;
•Timely completion and introduction of new designs;
•Timely qualification and certification of our products for use in our customers’ products;
•Commercial acceptance and volume production of the products into which our ICs will be incorporated;
•Availability of foundry, assembly and test capacity;
•Achievement of high manufacturing yields;
•Quality, price, performance, power use and size of our products;
•Availability, quality, price and performance of competing products and technologies;
•Our customer service, application support capabilities and responsiveness;
•Successful development of our relationships with existing and potential customers;
•Technology, industry standards or end-user preferences; and
•Cooperation of third-party software providers and our semiconductor vendors to support our chips within a system.
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
•Problems integrating the acquired operations, technologies or products with our existing business and products;
•Diversion of management’s time and attention from our core business;
•Need for financial resources above our planned investment levels;
•Difficulties in retaining business relationships with suppliers and customers of the acquired company;
•Risks associated with entering markets in which we lack prior experience;
•Risks associated with the transfer of licenses of intellectual property;
•Increased operating costs due to acquired overhead;
•Tax issues associated with acquisitions;
•Acquisition-related disputes, including disputes over earn-outs and escrows;
•Potential loss of key employees of the acquired company; and
•Potential impairment of related goodwill and intangible assets.
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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended March 30, 2024, 66% of our revenue was derived from distributors (and 43% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.
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
Customers may decide not to purchase our products at all, purchase fewer products than they did in the past, or alter their purchasing patterns, particularly because:
•We do not have material long-term purchase contracts with our customers;
•Substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;
•Some of our customers may have efforts underway to actively diversify their vendor base which could reduce purchases of our products; and
•Some of our customers have developed or acquired products that compete directly with products these customers purchase from us, which could affect our customers’ purchasing decisions in the future.

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
The impacts of any future public health crises on our business, customers, suppliers, employees, markets and financial results and condition are uncertain and dependent on numerous unpredictable factors outside of our control, including:
•The duration and impact of a global economic recession or depression that could reduce demand and/or pricing for our products;
•Disruptions to our business and supply chain (and the business and supply chains of our customers) in connection with the sourcing of materials, equipment and engineering support, and services from geographic areas impacted by the public health crisis, including disruptions caused by illnesses, quarantines and restrictions on people’s ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, and other travel or health-related restrictions;
•Delays or limitations on the ability of our customers to make timely payments;
•Governmental actions to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines and business shutdowns or slowdowns, facility closures or other restrictions;
•Deterioration of worldwide credit and financial markets that could limit our ability to obtain external financing to fund our operations and capital expenditures or to refinance our existing indebtedness;
•Potential asset impairments, including goodwill, intangible assets, investments and other assets;
•Increased cyber-related risks due to hybrid working models and increased remote working;
•Challenges with implementing and managing a hybrid model of working from home or the office, establishing appropriate office safety protocols, maintaining our corporate culture, and continuing to attract, retain and motivate our employees;
•Potential failure of our computer systems or communication systems; and
•Investment-related risks, including difficulties in liquidating investments due to current market conditions and adverse investment performance.
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
•A decline in demand for any of our more significant products;
•Failure of our products to achieve continued market acceptance;
•Competitive products;
•New technological standards or changes to existing standards that we are unable to address with our products;
•A failure to release new products or enhanced versions of our existing products on a timely basis; and
•The failure of our new products to achieve market acceptance.
Any dispositions could harm our financial condition
Any disposition of a business or product line would entail a number of risks that could materially and adversely affect our business and operating results, including:
•Diversion of management’s time and attention from our core business;
•Difficulties separating the divested business;
•Risks to relations with customers who previously purchased products from our disposed product line;
•Reduced leverage with suppliers due to reduced aggregate volume;
•Risks related to employee relations;
•Risks that the disposition is not completed on the expected timeline, or at all;

•Risks associated with the transfer and licensing of intellectual property;
•Risks that we do not realize the anticipated benefits from the disposition;
•Risks from third-party claims arising out of the disposition;
•Security risks and other liabilities related to the transition services provided in connection with the disposition;
•Tax issues associated with dispositions; and
•Disposition-related disputes, including disputes over earn-outs and escrows.
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
We have identified a material weakness in our internal control over financial reporting and if we are unable to implement and maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide an unqualified report thereon, we could be materially adversely effected
As more fully disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 30, 2023 filed with the SEC on February 20, 2024, we have identified a material weakness that existed as of the end of our fiscal 2023 regarding our internal controls over inventory valuation, primarily the undue reliance on forecasted inventory demand which was not subjected to a sufficient level of management review. As a result of this material weakness, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 30, 2023.
Unless and until this material weakness has been remediated, or should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements and we may be required to restate our financial statements. In addition, we may experience delays in satisfying our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.
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
Given the unpredictable nature of litigation and the complexity of the technology, we may not prevail in any such litigation. Legal proceedings could subject us to significant liability, invalidate our proprietary rights, or harm our businesses and our ability to compete. Legal proceedings initiated by us to protect our intellectual property rights could also result in counterclaims or countersuits against us. Any litigation, regardless of its outcome or merit, could be time-consuming and expensive to resolve and could divert our management’s time and attention. Intellectual property litigation also could force us to take specific actions, including:
•Cease using, selling or manufacturing certain products, services or processes;
•Attempt to obtain a license, which license may require the payment of substantial royalties or may not be available on reasonable terms or at all;
•Incur significant costs, time delays and lost business opportunities to develop alternative technologies or redesign products; or
•Pursue legal remedies with third parties to enforce our indemnification rights, which may not adequately protect our interests.

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

We could seek to raise additional debt or equity capital in the future, but additional capital may not be available on terms acceptable to us, or at all
We believe that our existing cash, cash equivalents, and investments will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, our ability to borrow further under the credit facility is dependent upon our ability to satisfy various conditions, covenants and representations. It is possible that we may need to raise additional funds to finance our activities or to facilitate acquisitions of other businesses, products, intellectual property or technologies. We believe we could raise these funds, if needed, by selling equity or debt securities to the public or to selected investors. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. However, we may not be able to obtain additional funds on favorable terms, or at all, particularly during periods of financial market instability. If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.
Stock and Governance Risks
Our stock price may be volatile
The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors:
•Actual or anticipated fluctuations in our operating results;
•Changes in financial estimates by securities analysts or our failure to perform in line with such estimates;
•Changes in market valuations of other technology companies, particularly semiconductor companies;
•Announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•Introduction of technologies or product enhancements that reduce the need for our products;
•The loss of, or decrease in sales to, one or more key customers;
•A large sale of stock by a significant shareholder;
•Dilution from the issuance of our stock in connection with acquisitions;
•The addition or removal of our stock to or from a stock index fund;
•Departures of key personnel;
•The required expensing of stock awards; and
•Reporting revenue under ASC Topic 606, Revenue from Contracts with Customers.
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
•The division of our Board of Directors into three classes to be elected on a staggered basis, one class each year;
•The ability of our Board of Directors to issue shares of our preferred stock in one or more series without further authorization of our stockholders;
•A prohibition on stockholder action by written consent;
•Elimination of the right of stockholders to call a special meeting of stockholders;
•A requirement that stockholders provide advance notice of any stockholder nominations of directors or any proposal of new business to be considered at any meeting of stockholders; and
•A requirement that a supermajority vote be obtained to amend or repeal certain provisions of our certificate of incorporation.
We also are subject to the anti-takeover laws of Delaware which may discourage, delay or prevent someone from acquiring or merging with us, which may adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the three months ended March 30, 2024.
Our share repurchase program authorizes repurchases up to $100 million through December 2024. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
The following table describes contracts, instructions, or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), entered into during the quarter ended March 30, 2024. There were no non-Rule 10b5-1 trading arrangements entered into or terminated during the quarter ended March 30, 2024.

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
R. Matthew Johnson President and Chief Executive Officer	February 29, 2024 (1)	Expires February 14, 2025	8,443

Nina Richardson Director	February 12, 2024	Expires February 18, 2025	600
(1) The plan was originally adopted by Mr. Johnson on February 15, 2024 and provided for the sale of up to 15,804 shares of our common stock upon vesting of outstanding equity awards. After consideration of the Company’s stock ownership guidelines, the plan was amended on February 29, 2024 to reduce the number of shares that may be sold to 8,443.

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

3.2*	Sixth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 21, 2023).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

10.1*	Silicon Laboratories Inc. 2024 Bonus Plan (filed as Exhibit 10.1 to the Form 10-K filed on January 31, 2024.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________
*Incorporated herein by reference to the indicated filing.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

April 24, 2024	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

April 24, 2024	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)