Form 10-Q
period 2024-06-29
SILICON LABORATORIES INC.
filed 2024-07-24
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
☐ Yes ☑ No
As of July 17, 2024, 32,289,135 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Silicon Laboratories Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 29, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$240,834	$227,504
Short-term investments	98,336	211,720
Accounts receivable, net	41,212	29,295
Inventories	166,079	194,295
Prepaid expenses and other current assets	53,585	75,117
Total current assets	600,046	737,931
Property and equipment, net	139,397	145,890
Goodwill	376,389	376,389
Other intangible assets, net	47,374	59,533
Other assets, net	86,781	123,313
Total assets	$1,249,987	$1,443,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,295	$57,498
Revolving line of credit	—	45,000
Deferred revenue and returns liability	3,323	2,117
Other current liabilities	57,495	58,955
Total current liabilities	100,113	163,570
Other non-current liabilities	56,845	70,804
Total liabilities	156,958	234,374
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 32,289 and 31,897 shares issued and outstanding at June 29, 2024 and December 30, 2023, respectively	3	3
Additional paid-in capital	39,232	16,973
Retained earnings	1,054,048	1,192,731
Accumulated other comprehensive loss	(254)	(1,025)
Total stockholders’ equity	1,093,029	1,208,682
Total liabilities and stockholders’ equity	$1,249,987	$1,443,056
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	$145,367	$244,866	$251,742	$491,653
Cost of revenues	68,784	101,091	120,090	194,018
Gross profit	76,583	143,775	131,652	297,635
Operating expenses:
Research and development	85,909	85,902	166,559	175,298
Selling, general and administrative	38,695	40,706	72,248	85,597
Operating expenses	124,604	126,608	238,807	260,895
Operating income (loss)	(48,021)	17,167	(107,155)	36,740
Other income (expense):
Interest income and other, net	2,790	7,780	5,522	12,616
Interest expense	(263)	(1,596)	(772)	(3,252)
Income (loss) before income taxes	(45,494)	23,351	(102,405)	46,104
Provision for income taxes	36,663	12,338	36,278	20,091
Equity-method loss	—	(57)	—	(1,090)
Net income (loss)	$(82,157)	$10,956	$(138,683)	$24,923

Earnings (loss) per share:
Basic	$(2.56)	$0.35	$(4.33)	$0.78
Diluted	$(2.56)	$0.33	$(4.33)	$0.75

Weighted-average common shares outstanding:
Basic	32,124	31,614	32,018	31,786
Diluted	32,124	32,926	32,018	33,339
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$(82,157)	$10,956	$(138,683)	$24,923
Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains arising during the period	247	1,385	871	4,383
Reclassification for losses included in net income (loss)	26	1,859	41	4,474

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	—	(580)	275	(544)
Reclassification for losses (gains) included in net income (loss)	—	186	(234)	157
Other comprehensive income, before tax	273	2,850	953	8,470

Provision for income taxes	50	477	181	1,872

Other comprehensive income	223	2,373	771	6,598

Comprehensive income (loss)	$(81,934)	$13,329	$(137,912)	$31,521
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

Three Months Ended June 29, 2024	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of March 30, 2024	31,924	$3	$29,830	$1,136,205	$(477)	$1,165,561
Net loss	—	—	—	(82,157)	—	(82,157)
Other comprehensive income	—	—	—	—	223	223
Stock issuances, net of shares withheld for taxes	365	—	(6,397)	—	—	(6,397)
Stock-based compensation	—	—	15,799	—	—	15,799
Balance as of June 29, 2024	32,289	$3	$39,232	$1,054,048	$(254)	$1,093,029

Three Months Ended July 1, 2023	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of April 1, 2023	31,997	$3	$—	$1,425,914	$(6,463)	$1,419,454
Net income	—	—	—	10,956	—	10,956
Other comprehensive income	—	—	—	—	2,373	2,373
Stock issuances, net of shares withheld for taxes	261	—	(1,593)	—	—	(1,593)
Repurchases of common stock	(1,317)	—	(9,597)	(173,886)	—	(183,483)
Stock-based compensation	—	—	14,754	—	—	14,754
Convertible debt activity	920	—	(3,564)	—	—	(3,564)
Balance as of July 1, 2023	31,861	$3	$—	$1,262,984	$(4,090)	$1,258,897

Six Months Ended June 29, 2024	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 30, 2023	31,897	$3	$16,973	$1,192,731	$(1,025)	$1,208,682
Net loss	—	—	—	(138,683)	—	(138,683)
Other comprehensive income	—	—	—	—	771	771
Stock issuances, net of shares withheld for taxes	392	—	(7,105)	—	—	(7,105)
Stock-based compensation	—	—	29,364	—	—	29,364
Balance as of June 29, 2024	32,289	$3	$39,232	$1,054,048	$(254)	$1,093,029

Six Months Ended July 1, 2023	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2022	31,994	$3	$—	$1,415,693	$(10,688)	$1,405,008
Net income	—	—	—	24,923	—	24,923
Other comprehensive income	—	—	—	—	6,598	6,598
Stock issuances, net of shares withheld for taxes	359	—	(8,524)	—	—	(8,524)
Repurchases of common stock	(1,412)	—	(19,330)	(177,632)	—	(196,962)
Stock-based compensation	—	—	31,418	—	—	31,418
Convertible debt activity	920	—	(3,564)	—	—	(3,564)
Balance as of July 1, 2023	31,861	$3	$—	$1,262,984	$(4,090)	$1,258,897
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Operating Activities
Net income (loss)	$(138,683)	$24,923
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	13,152	12,441
Amortization of other intangible assets	12,160	12,904
Amortization of debt issuance costs	—	960
Stock-based compensation expense	29,455	31,377
Equity-method loss	—	1,090
Deferred income taxes	29,784	(6,403)
Changes in operating assets and liabilities:
Accounts receivable	(11,918)	(26,819)
Inventories	28,123	(45,064)
Prepaid expenses and other assets	20,723	32,963
Accounts payable	(19,341)	(30,003)
Other current liabilities and income taxes	(13,624)	(26,220)
Deferred revenue and returns liability	1,206	4,326
Other non-current liabilities	(6,703)	(1,975)
Net cash used in operating activities	(55,666)	(15,500)

Investing Activities
Purchases of marketable securities	(17,700)	(81,427)
Sales of marketable securities	34,538	339,555
Maturities of marketable securities	97,458	171,691
Purchases of property and equipment	(5,577)	(13,462)
Proceeds from sale of equity investment	12,382	—
Purchases of other assets	—	(215)
Net cash provided by investing activities	121,101	416,142

Financing Activities
Proceeds from revolving line of credit	—	80,000
Payments on debt	(45,000)	(536,124)
Repurchases of common stock	—	(201,095)
Payment of taxes withheld for vested stock awards	(15,213)	(16,310)
Proceeds from the issuance of common stock	8,108	7,785
Net cash used in financing activities	(52,105)	(665,744)

Increase (decrease) in cash and cash equivalents	13,330	(265,102)
Cash and cash equivalents at beginning of period	227,504	499,915
Cash and cash equivalents at end of period	$240,834	$234,813
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive income, stockholders’ equity, and cash flows. The Condensed Consolidated Balance Sheet as of December 30, 2023 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended June 29, 2024 are not necessarily indicative of the results to be expected for the full year.
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$(82,157)	$10,956	$(138,683)	$24,923

Shares used in computing basic earnings per share	32,124	31,614	32,018	31,786

Effect of dilutive securities:
Convertible debt and stock-based awards	—	1,312	—	1,553
Shares used in computing diluted earnings per share	32,124	32,926	32,018	33,339

Earnings (loss) per share:
Basic	$(2.56)	$0.35	$(4.33)	$0.78
Diluted	$(2.56)	$0.33	$(4.33)	$0.75
Diluted shares for the three and six months ended June 29, 2024 excluded 0.3 million and 0.3 million shares, respectively, due to the Company’s net loss for the periods. In June 2023, the Company paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the conversions and redemptions of the 2025 Notes. For the three and six months ended July 1, 2023, approximately 0.9 million and 1.1 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share related to the not yet converted or redeemed 2025 Notes. Securities that were anti-dilutive and were excluded from the computation of diluted earnings per share for the three and six months ended July 1, 2023 were insignificant.
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

	Fair Value Measurements at June 29, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$147,307	$—	$147,307
Total cash equivalents	$147,307	$—	$147,307

Short-term investments:
Corporate debt securities	$—	$47,322	$47,322
Government debt securities	—	51,014	51,014
Total short-term investments	$—	$98,336	$98,336

Total	$147,307	$98,336	$245,643

	Fair Value Measurements at December 30, 2023 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$137,195	$—	$137,195
Total cash equivalents	$137,195	$—	$137,195

Short-term investments:
Corporate debt securities	$—	$130,047	$130,047
Government debt securities	—	81,673	81,673
Total short-term investments	$—	$211,720	$211,720

Total	$137,195	$211,720	$348,915
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3.    Fair Value of Financial Instruments (Continued)
The following summarizes the components of available-for-sale investments:

					Reported As
As of June 29, 2024	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$47,485	$19	$(182)	$47,322	$—	$47,322
Government debt securities	51,168	11	(165)	51,014	—	51,014
Money market funds	147,307	—	—	147,307	147,307	—
Total	$245,960	$30	$(347)	$245,643	$147,307	$98,336

					Reported As
As of December 30, 2023	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$130,858	$69	$(880)	$130,047	$—	$130,047
Government debt securities	82,091	137	(555)	81,673	—	81,673
Money market funds	137,195	—	—	137,195	137,195	—
Total	$350,144	$206	$(1,435)	$348,915	$137,195	$211,720
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at June 29, 2024 (in thousands):

	Cost	Fair Value
Due in one year or less	$71,328	$71,133
Due after one year through five years	27,326	27,203
	$98,653	$98,336
Unrealized Gains and Losses
The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of June 29, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$15,530	$(6)	$19,457	$(176)	$34,987	$(182)
Government debt securities	32,959	(108)	9,754	(57)	42,713	(165)
	$48,489	$(114)	$29,211	$(233)	$77,700	$(347)

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
The gross unrealized losses as of June 29, 2024 and December 30, 2023 were due primarily to changes in market interest rates. At June 29, 2024 and December 30, 2023, there were no material unrealized gains associated with the Company’s available-for-sale investments.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of June 29, 2024, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
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
Cash Flow Hedges
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive loss may be recognized in the Condensed Consolidated Statement of Operations based on an assessment of the contracts at the time of termination. As of June 29, 2024, the company held no such foreign currency forward contracts. The fair value of the contracts, contract gains or losses recognized in other comprehensive income and amounts reclassified from accumulated other comprehensive loss into earnings were not material for any of the periods presented.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5.    Supplemental Information
The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):
Inventories

	June 29, 2024	December 30, 2023
Work in progress	$140,106	$173,802
Finished goods	25,973	20,493
	$166,079	$194,295
Lease income
The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $1.5 million and $1.4 million during the six months ended June 29, 2024 and July 1, 2023, respectively.
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
The Company was granted a waiver of compliance for the minimum interest coverage ratio through March 29, 2025. Based on the waiver, as of June 29, 2024, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of June 29, 2024, no amounts were outstanding on the credit facility.

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
8.    Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Industrial & Commercial	$88,083	$165,303	$153,345	$316,016
Home & Life	57,284	79,563	98,397	175,637
	$145,367	$244,866	$251,742	$491,653
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three and six months ended June 29, 2024, the Company recognized revenue of $0.0 million and $2.1 million, respectively, from performance obligations that were satisfied in previous reporting periods. During the three and six months ended July 1, 2023, the Company did not recognize any revenue related to performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Distributors	$99,931	$187,646	$170,290	$392,518
Direct customers	45,436	57,220	81,452	99,135
	$145,367	$244,866	$251,742	$491,653
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9.    Stock-Based Compensation (Continued)
The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of revenues	$412	$283	$824	$582
Research and development	10,217	8,813	19,939	18,305
Selling, general and administrative	5,215	5,643	8,692	12,490
	15,844	14,739	29,455	31,377
Income tax benefit	2,075	2,155	3,802	3,941
Total	$13,769	$12,584	$25,653	$27,436
The Company had approximately $124.4 million of total unrecognized compensation cost related to equity grants as of June 29, 2024 that is expected to be recognized over a weighted-average period of approximately 2.3 years.
10.    Income Taxes
Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, global intangible low-taxed income, Subpart F income inclusions, and other permanent differences.
Income tax expense was $36.7 million and $12.3 million for the three months ended June 29, 2024 and July 1, 2023, resulting in effective tax rates of (80.6)% and 53.0%, respectively. Income tax expense was $36.3 million and $20.1 million for the six months ended June 29, 2024 and July 1, 2023, resulting in effective tax rates of (35.4)% and 44.6%, respectively. The increase in the provision for income taxes for the three and six months ended June 29, 2024 is primarily due to a change in the Company’s valuation allowance assessment and subsequent recording of a valuation allowance against certain of the Company’s deferred tax assets.
For the three months ended June 29, 2024, the Company’s provision for income taxes includes $43.9 million of non-cash tax expense to establish a valuation allowance against certain deferred tax assets in the U.S. and Singapore. The Company establishes a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In the three months ended June 29, 2024, the Company determined that there is a need for the valuation allowance due to a forecasted three-year cumulative pre-tax loss for the current and two preceding years in conjunction with the downturn in the semiconductor industry. The Company intends to maintain the valuation allowance until its ability to forecast sufficient future sources of taxable income is reestablished.
Uncertain Tax Positions
As of June 29, 2024, the Company had gross unrecognized tax benefits, inclusive of interest, of $6.1 million, of which $5.5 million would affect the effective tax rate if recognized. During the six months ended June 29, 2024, the Company did not release any unrecognized tax benefits.
Tax years 2015 through 2024 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s 2021 and 2022 tax years are currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially impact its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.    Restructuring Activities
During the fourth quarter of 2023, the Company implemented a workforce reduction of approximately 10% of its employees to reduce costs and align its business in response to market conditions. The following table summarizes the activity of the restructuring liability during the periods presented (in millions):

Six Months Ended June 29, 2024
Balance, beginning of period	$4.4
Charges	0.9
Payments	(2.2)
Balance, end of period	$3.1
During the three and six months ended June 29, 2024, restructuring charges of $0.4 million and $0.9 million were recognized in operating expenses in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2024 will have 52 weeks and fiscal 2023 had 52 weeks. Our second quarter of fiscal 2024 ended June 29, 2024. Our second quarter of fiscal 2023 ended July 1, 2023.
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
Current Period Highlights
Revenues decreased $99.5 million in the recent quarter compared to the second quarter of fiscal 2023 due to decreased revenues from our Home & Life products and our Industrial & Commercial products. Gross profit decreased $67.2 million during the same period due to decreased gross profit from our Home & Life products and our Industrial & Commercial products. Gross margin decreased to 52.7% in the recent quarter compared to 58.7% in the second quarter of fiscal 2023, and increased slightly compared to 51.8% in the first quarter of fiscal 2024, primarily due to variations in customer and product mix. Operating expenses decreased by $2.0 million in the recent quarter compared to the second quarter of fiscal 2023 primarily due to lower personnel-related costs as a result of the workforce reduction in the fourth quarter of fiscal 2023, and a decrease in outside service costs. Operating loss in the recent quarter was $48.0 million compared to operating income of $17.2 million in the second quarter of fiscal 2023. Refer to “Results of Operations” below for further discussion.
We ended the second quarter of fiscal 2024 with $339.2 million in cash, cash equivalents, and short-term investments. Net cash used in operating activities was $55.7 million during the current year six-month period. Accounts receivable were $41.2 million at June 29, 2024, representing 26 days sales outstanding (“DSO”). Inventory was $166.1 million at June 29, 2024, representing 217 days of inventory (“DOI”).
During the six months ended June 29, 2024, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the six months ended June 29, 2024.
The percentage of our revenues derived from outside of the United States was 94% during the six months ended June 29, 2024. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
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
Equity-method Loss. Equity-method loss represents income or loss on our equity-method investment.
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.3	41.3	47.7	39.5
Gross profit	52.7	58.7	52.3	60.5
Operating expenses:
Research and development	59.1	35.1	66.2	35.7
Selling, general and administrative	26.6	16.6	28.7	17.4
Operating expenses	85.7	51.7	94.9	53.1
Operating income (loss)	(33.0)	7.0	(42.6)	7.5
Other income (expense):
Interest income and other, net	1.9	3.2	2.2	2.6
Interest expense	(0.2)	(0.7)	(0.3)	(0.7)
Income (loss) before income taxes	(31.3)	9.5	(40.7)	9.4
Provision for income taxes	25.2	5.0	14.4	4.1
Equity-method loss	0.0	0.0	0.0	(0.2)
Net income (loss)	(56.5)%	4.5%	(55.1)%	5.1%
Revenues

	Three Months Ended				Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	Change	% Change	June 29, 2024	July 1, 2023	Change	% Change
Industrial & Commercial	$88.1	$165.3	$(77.2)	(46.7)%	$153.3	$316.0	$(162.7)	(51.5)%
Home & Life	57.3	79.6	(22.3)	(28.0)%	98.4	175.7	(77.3)	(44.0)%
	$145.4	$244.9	$(99.5)	(40.6)%	$251.7	$491.7	$(240.0)	(48.8)%
The decrease in revenues in the recent three-month period was due to decreased revenues of $77.2 million from our Industrial & Commercial products and decreased revenues of $22.3 million from our Home & Life products. The decrease in revenues in the recent six-month period was due to decreased revenues of $162.7 million from our Industrial & Commercial products and decreased revenues of $77.2 million from our Home & Life products. Revenues decreased in the recent three and six-month periods as a result of decreases in average selling prices of our products and unit volumes. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.
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

Gross Profit

	Three Months Ended			Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Gross profit	$76.6	$143.8	$(67.2)	$131.7	$297.6	$(165.9)
Gross margin	52.7%	58.7%	(6.0)%	52.3%	60.5%	(8.2)%
Gross profit decreased during the recent three and six-month periods due to decreases in gross profit for our Home & Life and Industrial & Commercial product groups, primarily as a result of the decrease in unit volumes in the periods. Gross margin decreased primarily due to variations in customer and product mix, with the percentage of revenues attributed to direct customers increasing as compared to revenue from distributors in the three and six-month periods.
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
Research and Development

	Three Months Ended				Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	Change	% Change	June 29, 2024	July 1, 2023	Change	% Change
Research and development	$85.9	$85.9	$—	—%	$166.6	$175.3	$(8.7)	(5.0)%
Percent of revenue	59.1%	35.1%			66.2%	35.7%
Research and development expense in the recent three-month period remained relatively stable, with a decrease of $2.2 million for personnel-related expenses as a result of our restructuring activities, offset by an increase of $2.2 million in software expense. The decrease in research and development expense in the recent six-month period was primarily due to decreases of $11.4 million for personnel-related expenses as a result of our restructuring activities and $1.7 million for technical services, partially offset by an increase of $4.1 million in software expense. We expect that research and development expense will remain relatively stable in absolute dollars in the third quarter of fiscal 2024.
Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	Change	% Change	June 29, 2024	July 1, 2023	Change	% Change
Selling, general and administrative	$38.7	$40.7	$(2.0)	(4.9)%	$72.2	$85.6	$(13.4)	(15.7)%
Percent of revenue	26.6%	16.6%			28.7%	17.4%
The decrease in selling, general and administrative expense in the three and six-month periods was primarily due to $0.3 million and $9.8 million decreases, respectively, in personnel-related costs as a result of our restructuring activities and $1.6 million and $3.3 million decreases, respectively, in outside services. We expect that selling, general and administrative expense will remain relatively stable in absolute dollars in the third quarter of fiscal 2024.
Interest Income and Other, Net
Interest income and other, net for the three and six months ended June 29, 2024 was $2.8 million and $5.5 million, respectively, compared to $7.8 million and $12.6 million for the three and six months ended July 1, 2023, respectively. The decrease in interest income and other, net in the recent three and six-month period was primarily due to lower interest-bearing investment balances as a result of the sale of investments to fund the settlement of our 2025 convertible senior notes in the second quarter of fiscal 2023, stock repurchases in the first three quarters of fiscal 2023, and repayment of borrowing from our credit facility in the third quarter of fiscal 2023.
Interest Expense
Interest expense for the three and six months ended June 29, 2024 was $0.3 million and $0.8 million, respectively, compared to $1.6 million and $3.3 million for the three and six months ended July 1, 2023, respectively. The decrease was primarily due to the settlement of our 2025 convertible senior notes in the second quarter of fiscal 2023.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	Change	June 29, 2024	July 1, 2023	Change
Provision for income taxes	$36.7	$12.3	$24.4	$36.3	$20.1	$16.2
Effective tax rate	(80.6)%	53.0%		(35.4)%	44.6%
The increase in the provision for income taxes for the three and six months ended June 29, 2024 is primarily due to a change in our valuation allowance assessment and subsequent recording of a valuation allowance against certain of our U.S. and Singapore deferred tax assets in the three months ended June 29, 2024. A valuation allowance is required to be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In the three months ended June 29, 2024, we determined that there is a need for the valuation allowance due to a forecasted three-year cumulative pre-tax loss for the current and two preceding years in conjunction with the downturn in the semiconductor industry. We intend to maintain the valuation allowance until our ability to forecast sufficient future sources of taxable income is reestablished.
Equity-method Loss
Equity-method loss for the three and six months ended July 1, 2023 was $0.1 million and $1.1 million, respectively. Our equity-method investment was sold in the fourth quarter of fiscal 2023.
Liquidity and Capital Resources
Our principal sources of liquidity as of June 29, 2024 consisted of $339.2 million in cash, cash equivalents and short-term investments, of which $156.7 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include agency bonds, municipal bonds and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds and Yankee bonds; and money market funds.
Operating Activities
Net cash used in operating activities was $55.7 million during the six months ended June 29, 2024, compared to $15.5 million during the six months ended July 1, 2023. Operating cash flows during the six months ended June 29, 2024 reflect our net loss of $138.7 million, adjustments of $84.6 million for depreciation, amortization, stock-based compensation, and deferred income taxes, and a net cash outflow of $1.5 million due to changes in our operating assets and liabilities.
Accounts receivable increased to $41.2 million at June 29, 2024 from $29.3 million at December 30, 2023. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO decreased to 26 days at June 29, 2024 from 30 days at December 30, 2023.
Inventory decreased to $166.1 million at June 29, 2024 from $194.3 million at December 30, 2023. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 217 days at June 29, 2024 and 407 days at December 30, 2023.

Investing Activities
Net cash provided by investing activities was $121.1 million during the six months ended June 29, 2024, compared to $416.1 million during the six months ended July 1, 2023. The decrease in cash inflows was principally due to a decrease in cash provided by net purchases, sales, and maturities of marketable securities of $315.5 million in the current period.
Financing Activities
Net cash used in financing activities was $52.1 million during the six months ended June 29, 2024, compared to net cash used of $665.7 million during the six months ended July 1, 2023. The decrease in cash outflows was principally due to $536.1 million in payments on debt and $201.1 million for repurchases of common stock, partially offset by $80.0 million in proceeds from our revolving line of credit in the prior year period.
Debt
As of June 29, 2024, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. As of June 29, 2024, no amounts were outstanding on the revolving credit facility. The Company was granted a waiver of compliance for the minimum interest coverage ratio through March 29, 2025.
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
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of June 29, 2024 would decrease our future annual interest income by approximately $2.5 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.
Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of June 29, 2024. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of the material weakness in our internal control over financial reporting described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 30, 2023 filed with the SEC, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 29, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended June 29, 2024 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, with the exception of ongoing remediation efforts of the aforementioned material weakness.
Remediation
We have taken and are currently taking certain measures to remediate the aforementioned material weakness, including the following:
•Evaluated and reassessed the design of our inventory valuation methods, including key assumptions used in the determination of the net realizable value of our inventory;
•Designed and implemented enhanced controls and documentation requirements during the quarter ended June 29, 2024 that support the completeness and accuracy of data used in the inventory valuation assessment;
•Formalized management’s review and assessment of information used in the inventory valuation assessment; and
•Refined and continuing to refine the critical assumptions to be used in the inventory valuation assessment, including demand forecast information, historical results, market conditions, and aging of inventory.

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
We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the six months ended June 29, 2024, the percentage of our revenues derived from outside of the United States was 94% (and the revenue associated with end customers in China was 15%, and revenue attributed to China based on shipped-to location was 30%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
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
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended June 29, 2024 was $85.9 million, or 59.1% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended June 29, 2024, 68% of our revenue was derived from distributors (and 44% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.
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
There can be no assurance that any decrease in sales resulting from any public health crisis will be offset by increased sales in subsequent periods. Even after any public health crisis has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn or increased unemployment that has occurred or may occur in the future. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.
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
We are subject to risks relating to product concentration
We derive a substantial portion of our revenues from a limited number of products, and we expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is critical to our future success. In addition, substantially all of our products that we have sold include technology related to one or more of our issued U.S. patents. If these patents are found to be invalid or unenforceable, our competitors could introduce competitive products that could reduce both the volume and price per unit of our products. Our business, operating results, financial condition and cash flows could therefore be adversely affected by:
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
We could seek to raise additional debt or equity capital in the future, but additional capital may not be available on terms acceptable to us, or at all
We believe that our existing cash, cash equivalents, investments, and credit under our credit facility will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next 12 months. However, our ability to borrow further under the credit facility is dependent upon our ability to satisfy various conditions, covenants and representations. It is possible that we may need to raise additional funds to finance our activities or to facilitate acquisitions of other businesses, products, intellectual property or technologies. We believe we could raise these funds, if needed, by selling equity or debt securities to the public or to selected investors. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. However, we may not be able to obtain additional funds on favorable terms, or at all, particularly during periods of financial market instability. If we decide to raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced.
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
•The addition or removal of our stock to or from a stock index fund; and
•Departures of key personnel.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the three months ended June 29, 2024.
Our share repurchase program authorizes repurchases up to $100 million through December 2024. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.
Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
The following table describes contracts, instructions, or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), entered into during the quarter ended June 29, 2024. There were no non-Rule 10b5-1 trading arrangements entered into or terminated during the quarter ended June 29, 2024.

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Brandon Tolany Senior VP, Worldwide Sales, Marketing & Applications	May 29, 2024	Expires May 30, 2025	4,117

William Bock Director	May 7, 2024	Expires May 30, 2025	4,000

Navdeep Sooch Chairman of the Board	May 22, 2024	Expires May 21, 2026	45,000

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit Number
2.1*	Asset Purchase Agreement dated April 22, 2021 between Silicon Laboratories Inc. and Skyworks Solutions, Inc. (filed as Exhibit 2.1 to the Form 8-K filed on April 22, 2021).

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

SILICON LABORATORIES INC.

July 24, 2024	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

July 24, 2024	/s/ Dean Butler

Date	Dean Butler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 24, 2024	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)