Form 10-Q
period 2024-09-28
SILICON LABORATORIES INC.
filed 2024-11-04
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
☐ Yes ☑ No
As of October 29, 2024, 32,448,037 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Silicon Laboratories Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$303,082	$227,504
Short-term investments	66,596	211,720
Accounts receivable, net	48,879	29,295
Inventories	139,489	194,295
Prepaid expenses and other current assets	56,090	75,117
Total current assets	614,136	737,931
Property and equipment, net	135,317	145,890
Goodwill	376,389	376,389
Other intangible assets, net	41,936	59,533
Other assets, net	81,464	123,313
Total assets	$1,249,242	$1,443,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,648	$57,498
Revolving line of credit	—	45,000
Deferred revenue and returns liability	8,478	2,117
Other current liabilities	65,179	58,955
Total current liabilities	118,305	163,570
Other non-current liabilities	49,551	70,804
Total liabilities	167,856	234,374
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 32,343 and 31,897 shares issued and outstanding at September 28, 2024 and December 30, 2023, respectively	3	3
Additional paid-in capital	55,567	16,973
Retained earnings	1,025,544	1,192,731
Accumulated other comprehensive income (loss)	272	(1,025)
Total stockholders’ equity	1,081,386	1,208,682
Total liabilities and stockholders’ equity	$1,249,242	$1,443,056
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	$166,395	$203,760	$418,137	$695,413
Cost of revenues	76,082	84,735	196,172	278,753
Gross profit	90,313	119,025	221,965	416,660
Operating expenses:
Research and development	83,228	79,042	249,787	254,340
Selling, general and administrative	36,793	27,766	109,041	113,363
Operating expenses	120,021	106,808	358,828	367,703
Operating income (loss)	(29,708)	12,217	(136,863)	48,957
Other income (expense):
Interest income and other, net	3,487	2,938	9,009	15,554
Interest expense	(278)	(1,359)	(1,050)	(4,611)
Income (loss) before income taxes	(26,499)	13,796	(128,904)	59,900
Provision for income taxes	2,005	3,388	38,283	23,479
Equity-method loss	—	(60)	—	(1,150)
Net income (loss)	$(28,504)	$10,348	$(167,187)	$35,271

Earnings (loss) per share:
Basic	$(0.88)	$0.33	$(5.21)	$1.11
Diluted	$(0.88)	$0.32	$(5.21)	$1.07

Weighted-average common shares outstanding:
Basic	32,309	31,796	32,114	31,789
Diluted	32,309	32,078	32,114	32,919
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (loss)	$(28,504)	$10,348	$(167,187)	$35,271
Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains arising during the period	655	1,553	1,526	5,936
Reclassification for losses included in net income (loss)	11	68	52	4,542

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(5)	409	270	(135)
Reclassification for losses (gains) included in net income (loss)	—	(195)	(234)	(38)
Other comprehensive income, before tax	661	1,835	1,614	10,305

Provision for income taxes	135	344	317	2,216

Other comprehensive income	526	1,491	1,297	8,089

Comprehensive income (loss)	$(27,978)	$11,839	$(165,890)	$43,360
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

Three Months Ended September 28, 2024	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of June 29, 2024	32,289	$3	$39,232	$1,054,048	$(254)	$1,093,029
Net loss	—	—	—	(28,504)	—	(28,504)
Other comprehensive income	—	—	—	—	526	526
Stock issuances, net of shares withheld for taxes	54	—	422	—	—	422
Stock-based compensation	—	—	15,913	—	—	15,913
Balance as of September 28, 2024	32,343	$3	$55,567	$1,025,544	$272	$1,081,386

Three Months Ended September 30, 2023	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of July 1, 2023	31,861	$3	$—	$1,262,984	$(4,090)	$1,258,897
Net income	—	—	—	10,348	—	10,348
Other comprehensive income	—	—	—	—	1,491	1,491
Stock issuances, net of shares withheld for taxes	27	—	(588)	—	—	(588)
Repurchases of common stock	(109)	—	(5,354)	(10,814)	—	(16,168)
Stock-based compensation	—	—	5,942	—	—	5,942
Balance as of September 30, 2023	31,779	$3	$—	$1,262,518	$(2,599)	$1,259,922

Nine Months Ended September 28, 2024	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 30, 2023	31,897	$3	$16,973	$1,192,731	$(1,025)	$1,208,682
Net loss	—	—	—	(167,187)	—	(167,187)
Other comprehensive income	—	—	—	—	1,297	1,297
Stock issuances, net of shares withheld for taxes	446	—	(6,683)	—	—	(6,683)
Stock-based compensation	—	—	45,277	—	—	45,277
Balance as of September 28, 2024	32,343	$3	$55,567	$1,025,544	$272	$1,081,386

Nine Months Ended September 30, 2023	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 31, 2022	31,994	$3	$—	$1,415,693	$(10,688)	$1,405,008
Net income	—	—	—	35,271	—	35,271
Other comprehensive income	—	—	—	—	8,089	8,089
Stock issuances, net of shares withheld for taxes	387	—	(9,112)	—	—	(9,112)
Repurchases of common stock	(1,522)	—	(24,684)	(188,446)	—	(213,130)
Stock-based compensation	—	—	37,360	—	—	37,360
Convertible debt activity	920	—	(3,564)	—	—	(3,564)
Balance as of September 30, 2023	31,779	$3	$—	$1,262,518	$(2,599)	$1,259,922
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating Activities
Net income (loss)	$(167,187)	$35,271
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	19,302	18,992
Amortization of other intangible assets	17,596	19,162
Amortization of debt issuance costs	—	960
Stock-based compensation expense	45,358	37,167
Equity-method loss	—	1,150
Deferred income taxes	29,100	(5,881)
Changes in operating assets and liabilities:
Accounts receivable	(19,585)	(30,706)
Inventories	54,724	(66,971)
Prepaid expenses and other assets	23,091	8,085
Accounts payable	(13,849)	(37,039)
Other current liabilities and income taxes	(5,004)	(39,155)
Deferred revenue and returns liability	6,361	3,286
Other non-current liabilities	(13,946)	6,794
Net cash used in operating activities	(24,039)	(48,885)

Investing Activities
Purchases of marketable securities	(28,363)	(91,493)
Sales of marketable securities	44,057	365,073
Maturities of marketable securities	131,008	171,766
Purchases of property and equipment	(7,785)	(18,533)
Proceeds from sale of equity investment	12,382	—
Purchases of other assets	—	(395)
Net cash provided by investing activities	151,299	426,418

Financing Activities
Proceeds from revolving line of credit	—	80,000
Payments on debt	(45,000)	(571,157)
Repurchases of common stock	—	(217,137)
Payment of taxes withheld for vested stock awards	(16,078)	(17,239)
Proceeds from the issuance of common stock	9,396	8,013
Net cash used in financing activities	(51,682)	(717,520)

Increase (decrease) in cash and cash equivalents	75,578	(339,987)
Cash and cash equivalents at beginning of period	227,504	499,915
Cash and cash equivalents at end of period	$303,082	$159,928
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive income, stockholders’ equity, and cash flows. The Condensed Consolidated Balance Sheet as of December 30, 2023 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended September 28, 2024 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. As the requirements of this ASU are disclosure-related, the adoption will not have an impact on the Company’s consolidated financial position and results of operations. The Company is currently evaluating the impact of this update on its segment disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s consolidated financial position and results of operations. The Company is currently evaluating the effect of this new guidance on its income tax disclosures.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income (loss)	$(28,504)	$10,348	$(167,187)	$35,271

Shares used in computing basic earnings per share	32,309	31,796	32,114	31,789

Effect of dilutive securities:
Convertible debt and stock-based awards	—	282	—	1,130
Shares used in computing diluted earnings per share	32,309	32,078	32,114	32,919

Earnings (loss) per share:
Basic	$(0.88)	$0.33	$(5.21)	$1.11
Diluted	$(0.88)	$0.32	$(5.21)	$1.07
Diluted shares for the three and nine months ended September 28, 2024 excluded 0.1 million and 0.2 million shares, respectively, due to the Company’s net loss for the periods. In June 2023, the Company paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the conversions and redemptions of the 2025 Notes. For the three and nine months ended September 30, 2023, approximately 0.0 million and 0.7 million shares, respectively, were included in the denominator for the calculation of diluted earnings per share related to the not yet converted or redeemed 2025 Notes. Securities that were anti-dilutive and were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2023 were insignificant.
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

	Fair Value Measurements at September 28, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$211,220	$—	$211,220
Total cash equivalents	$211,220	$—	$211,220

Short-term investments:
Corporate debt securities	$—	$14,281	$14,281
Government debt securities	—	52,315	52,315
Total short-term investments	$—	$66,596	$66,596

Total	$211,220	$66,596	$277,816

	Fair Value Measurements at December 30, 2023 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$137,195	$—	$137,195
Total cash equivalents	$137,195	$—	$137,195

Short-term investments:
Corporate debt securities	$—	$130,047	$130,047
Government debt securities	—	81,673	81,673
Total short-term investments	$—	$211,720	$211,720

Total	$137,195	$211,720	$348,915
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3.    Fair Value of Financial Instruments (Continued)
The following summarizes the components of available-for-sale investments:

					Reported As
As of September 28, 2024	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$14,313	$19	$(51)	$14,281	$—	$14,281
Government debt securities	51,934	385	(4)	52,315	—	52,315
Money market funds	211,220	—	—	211,220	211,220	—
Total	$277,467	$404	$(55)	$277,816	$211,220	$66,596

					Reported As
As of December 30, 2023	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$130,858	$69	$(880)	$130,047	$—	$130,047
Government debt securities	82,091	137	(555)	81,673	—	81,673
Money market funds	137,195	—	—	137,195	137,195	—
Total	$350,144	$206	$(1,435)	$348,915	$137,195	$211,720
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at September 28, 2024 (in thousands):

	Cost	Fair Value
Due in one year or less	$35,789	$35,869
Due after one year through five years	30,458	30,727
	$66,247	$66,596
Unrealized Gains and Losses
The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of September 28, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$—	$—	$4,946	$(51)	$4,946	$(51)
Government debt securities	—	—	3,265	(4)	3,265	(4)
	$—	$—	$8,211	$(55)	$8,211	$(55)

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
The gross unrealized losses as of September 28, 2024 and December 30, 2023 were due primarily to changes in market interest rates. At September 28, 2024 and December 30, 2023, there were no material unrealized gains associated with the Company’s available-for-sale investments.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of September 28, 2024, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
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
Cash Flow Hedges
Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive income (loss) may be recognized in the Condensed Consolidated Statement of Operations based on an assessment of the contracts at the time of termination. As of September 28, 2024, the contracts had maturities of one to two months and an aggregate notional value of $7.2 million. Gains and losses expected to be reclassified into earnings in the next twelve months were not material. The fair value of the contracts, contract gains or losses recognized in other comprehensive income and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5.    Supplemental Information
The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):
Inventories

	September 28, 2024	December 30, 2023
Work in progress	$116,600	$173,802
Finished goods	22,889	20,493
	$139,489	$194,295
Lease income
The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $2.2 million and $2.3 million during the nine months ended September 28, 2024 and September 30, 2023, respectively.
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
The Company was granted a waiver of compliance for the minimum interest coverage ratio through March 29, 2025. Based on the waiver, as of September 28, 2024, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of September 28, 2024, no amounts were outstanding on the credit facility.

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
8.    Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Industrial & Commercial	$96,496	$120,957	$249,840	$436,973
Home & Life	69,899	82,803	168,297	258,440
	$166,395	$203,760	$418,137	$695,413
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three and nine months ended September 28, 2024 and September 30, 2023, the impact of revenue related to performance obligations that were satisfied in previous reporting periods was insignificant. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Distributors	$119,212	$164,444	$289,502	$556,963
Direct customers	47,183	39,316	128,635	138,450
	$166,395	$203,760	$418,137	$695,413
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9.    Stock-Based Compensation (Continued)
The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of revenues	$369	$192	$1,193	$774
Research and development	10,255	8,598	30,194	26,903
Selling, general and administrative	5,279	(3,000)	13,971	9,490
	15,903	5,790	45,358	37,167
Income tax benefit	2,252	505	6,054	4,446
Total	$13,651	$5,285	$39,304	$32,721
For the three months ended September 30, 2023, the Company recognized an expense reversal of $9.5 million to reflect a reduction in the estimated levels of achievement related to unvested performance stock units.
The Company had approximately $110.0 million of total unrecognized compensation cost related to equity grants as of September 28, 2024 that is expected to be recognized over a weighted-average period of approximately 2.2 years.
10.    Income Taxes
Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, global intangible low-taxed income, Subpart F income inclusions, and other permanent differences.
Income tax expense was $2.0 million and $3.4 million for the three months ended September 28, 2024 and September 30, 2023, resulting in effective tax rates of (7.6)% and 24.7%, respectively. Income tax expense was $38.3 million and $23.5 million for the nine months ended September 28, 2024 and September 30, 2023, resulting in effective tax rates of (29.7)% and 40.0%, respectively. The change in the provision for income taxes for the three and nine months ended September 28, 2024 is primarily due to the establishment of a valuation allowance against certain of the Company’s U.S. and Singapore deferred tax assets during the three months ended June 29, 2024. Because of the valuation allowance, the Company is unable to recognize the full tax benefit of the pre-tax losses incurred in those jurisdictions in the current year.
For the three and nine months ended September 28, 2024, the Company’s provision for income taxes includes $3.8 million and $48.1 million of non-cash tax expense related to the valuation allowance. The Company establishes a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. During the three months ended June 29, 2024, the Company determined a need for the valuation allowance due to a forecasted three-year cumulative pre-tax loss for the current and two preceding years in conjunction with the downturn in the semiconductor industry. The Company intends to maintain the valuation allowance until its ability to forecast sufficient future sources of taxable income is reestablished.
Uncertain Tax Positions
As of September 28, 2024, the Company had gross unrecognized tax benefits, inclusive of interest, of $6.3 million, of which $5.3 million would affect the effective tax rate if recognized. During the nine months ended September 28, 2024, the Company did not release any unrecognized tax benefits.
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10.    Income Taxes (Continued)
The Company's gross unrecognized tax benefits will decrease by approximately $1.8 million, inclusive of interest, in the next 12 months due to the lapse of the statute of limitations.
11.    Restructuring Activities
During the fourth quarter of 2023, the Company implemented a workforce reduction of approximately 10% of its employees to reduce costs and align its business in response to market conditions. The following table summarizes the activity of the restructuring liability during the periods presented (in millions):

Nine Months Ended September 28, 2024
Balance, beginning of period	$4.4
Charges	0.9
Payments	(5.3)
Balance, end of period	$—
During the three months ended September 28, 2024, restructuring charges were not material, and during the nine months ended September 28, 2024, restructuring charges of $0.9 million were recognized in operating expenses in the Condensed Consolidated Statements of Operations. The cash payments for this activity were completed in the third quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2024 will have 52 weeks and fiscal 2023 had 52 weeks. Our third quarter of fiscal 2024 ended September 28, 2024. Our third quarter of fiscal 2023 ended September 30, 2023.
Impact of Macroeconomic Conditions
In recent years, the global economic environment has experienced inflationary pressure, high interest rates, and geopolitical tension, and we have experienced declines in revenues as our customers slowed purchases to reduce existing inventories in a softening market. While certain conditions have been improving during fiscal 2024, including deceleration of inflation and lowering of interest rates in certain geographies, there continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies. Although we have seen sequential improvements in revenues over the course of fiscal 2024, the extent of the continued impact, or any new impact, of macroeconomic conditions on our operational and financial performance will depend on future developments, their impact to the business of our suppliers and/or customers, and other items identified under the section titled “Risk Factors” below, all of which are uncertain and cannot be predicted. Any extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition.
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

Current Period Highlights
Revenues decreased $37.4 million in the recent quarter compared to the third quarter of fiscal 2023 due to decreased revenues from our Home & Life products and our Industrial & Commercial products. Gross profit decreased $28.7 million during the same period primarily as a result of a decrease in revenues. Gross margin decreased to 54.3% in the recent quarter compared to 58.4% in the third quarter of fiscal 2023, and increased compared to 52.7% in the second quarter of fiscal 2024, primarily due to variations in customer and product mix. Operating expenses increased by $13.2 million in the recent quarter compared to the third quarter of fiscal 2023 primarily due to higher personnel-related costs. Operating loss in the recent quarter was $29.7 million compared to operating income of $12.2 million in the third quarter of fiscal 2023. Refer to “Results of Operations” below for further discussion.
We ended the third quarter of fiscal 2024 with $369.7 million in cash, cash equivalents, and short-term investments. Net cash used in operating activities was $24.0 million during the current year nine-month period. Accounts receivable were $48.9 million at September 28, 2024, representing 26 days sales outstanding (“DSO”). Inventory was $139.5 million at September 28, 2024, representing 165 days of inventory (“DOI”).
During the nine months ended September 28, 2024, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the nine months ended September 28, 2024.
The percentage of our revenues derived from outside of the United States was 93% during the nine months ended September 28, 2024. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
Results of Operations
The following describes the line items set forth in our Condensed Consolidated Statements of Operations:
Revenues. Revenues are generated predominately by sales of our products. Our revenues are subject to variation from period to period due to the volume of shipments made within a period, the mix of products we sell, and the prices we charge for our products.
Cost of Revenues. Cost of revenues includes the cost of purchasing finished silicon wafers processed by independent foundries; costs associated with assembly, test and shipping of those products; costs of personnel and equipment associated with manufacturing support, logistics, and quality assurance; costs of royalties, other intellectual property license costs, and certain acquired intangible assets; and an allocated portion of our occupancy costs. Our gross margin fluctuates depending on product mix, manufacturing yields, inventory valuation adjustments, average selling prices, and other factors.
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
Equity-method Loss. Equity-method loss represents income or loss on our equity-method investment.
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.7	41.6	46.9	40.1
Gross profit	54.3	58.4	53.1	59.9
Operating expenses:
Research and development	50.0	38.8	59.7	36.6
Selling, general and administrative	22.1	13.6	26.1	16.3
Operating expenses	72.1	52.4	85.8	52.9
Operating income (loss)	(17.9)	6.0	(32.7)	7.0
Other income (expense):
Interest income and other, net	2.1	1.4	2.2	2.2
Interest expense	(0.2)	(0.7)	(0.3)	(0.7)
Income (loss) before income taxes	(15.9)	6.8	(30.8)	8.6
Provision for income taxes	1.2	1.7	9.2	3.4
Equity-method loss	0.0	0.0	0.0	(0.2)
Net income (loss)	(17.1)%	5.1%	(40.0)%	5.1%
Revenues

	Three Months Ended				Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	Change	% Change	September 28, 2024	September 30, 2023	Change	% Change
Industrial & Commercial	$96.5	$121.0	$(24.5)	(20.3)%	$249.8	$437.0	$(187.2)	(42.8)%
Home & Life	69.9	82.8	(12.9)	(15.6)%	168.3	258.4	(90.1)	(34.9)%
	$166.4	$203.8	$(37.4)	(18.4)%	$418.1	$695.4	$(277.3)	(39.9)%
The decrease in revenues in the recent three-month period was due to decreased revenues of $24.5 million from our Industrial & Commercial products and decreased revenues of $12.9 million from our Home & Life products. The decrease in revenues in the recent nine-month period was due to decreased revenues of $187.2 million from our Industrial & Commercial products and decreased revenues of $90.1 million from our Home & Life products. Revenues decreased in the recent three and nine-month periods as a result of decreases in average selling prices of our products and unit volumes. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended			Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	Change	September 28, 2024	September 30, 2023	Change
Gross profit	$90.3	$119.0	$(28.7)	$222.0	$416.7	$(194.7)
Gross margin	54.3%	58.4%	(4.1)%	53.1%	59.9%	(6.8)%
Gross profit decreased during the recent three and nine-month periods primarily as a result of decreases in revenues in the periods. Gross margin decreased primarily due to variations in customer and product mix, with the percentage of revenues attributed to direct customers increasing as compared to revenue from distributors in the three and nine-month periods.
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
Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	Change	% Change	September 28, 2024	September 30, 2023	Change	% Change
Research and development	$83.2	$79.0	$4.2	5.3%	$249.8	$254.3	$(4.5)	(1.8)%
Percent of revenue	50.0%	38.8%			59.7%	36.6%
Research and development expense in the recent three-month period increased, with an increase of $3.2 million for personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures, and an increase of $2.0 million in software expense, partially offset by a decrease of $0.8 million for amortization of intangible assets. The decrease in research and development expense in the recent nine-month period was primarily due to decreases of $8.2 million for personnel-related expenses as a result of our restructuring activities and $2.1 million for technical services, partially offset by an increase of $6.2 million in software expense.
Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	Change	% Change	September 28, 2024	September 30, 2023	Change	% Change
Selling, general and administrative	$36.8	$27.8	$9.0	32.4%	$109.0	$113.4	$(4.4)	(3.9)%
Percent of revenue	22.1%	13.6%			26.1%	16.3%
The increase in selling, general and administrative expense in the recent three-month period was primarily due to a $9.3 million increase in personnel-related costs due to lower costs in the prior year period as a result of reduced stock compensation costs driven by a decline in expected achievement for certain performance-based awards, and cost containment efforts, partially offset by a $0.4 million decrease in occupancy costs. The decrease in selling, general and administrative expense in the recent nine-month period was primarily due to a $2.8 million decrease in outside services, a $0.7 million decrease in occupancy costs, and a $0.4 million decrease in personnel-related costs.
Interest Income and Other, Net
Interest income and other, net for the three and nine months ended September 28, 2024 was $3.5 million and $9.0 million, respectively, compared to $2.9 million and $15.6 million for the three and nine months ended September 30, 2023, respectively. The increase in interest income and other, net in the recent three-month period was primarily due to higher interest rates earned on the investments. The decrease in interest income and other, net in the recent nine-month period was primarily due to lower interest-bearing investment balances as a result of the sale of investments to fund the settlement of our 2025 convertible senior notes in the second quarter of fiscal 2023, stock repurchases in the first three quarters of fiscal 2023, and repayment of borrowing from our credit facility in the third quarter of fiscal 2023.
Interest Expense
Interest expense for the three and nine months ended September 28, 2024 was $0.3 million and $1.1 million, respectively, compared to $1.4 million and $4.6 million for the three and nine months ended September 30, 2023, respectively. The decrease was primarily due to the settlement of our 2025 convertible senior notes in the second quarter of fiscal 2023.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	Change	September 28, 2024	September 30, 2023	Change
Provision for income taxes	$2.0	$3.4	$(1.4)	$38.3	$23.5	$14.8
Effective tax rate	(7.6)%	24.7%		(29.7)%	40.0%
The change in the provision for income taxes for the three and nine months ended September 28, 2024 is primarily due to the establishment of a valuation allowance against certain of our U.S. and Singapore deferred tax assets during the three months ended June 29, 2024. Because of the valuation allowance, we are unable to recognize the full tax benefit of the pre-tax losses incurred in those jurisdictions in the current year. A valuation allowance is required to be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. There is a need for the valuation allowance due to a forecasted three-year cumulative pre-tax loss for the current and two preceding years in conjunction with the downturn in the semiconductor industry. We intend to maintain the valuation allowance until our ability to forecast sufficient future sources of taxable income is reestablished.
Equity-method Loss
Equity-method loss for the three and nine months ended September 30, 2023 was $0.1 million and $1.2 million, respectively. Our equity-method investment was sold in the fourth quarter of fiscal 2023.
Liquidity and Capital Resources
Our principal sources of liquidity as of September 28, 2024 consisted of $369.7 million in cash, cash equivalents and short-term investments, of which $183.8 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include municipal bonds and U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds and Yankee bonds; and money market funds.
Operating Activities
Net cash used in operating activities was $24.0 million during the nine months ended September 28, 2024, compared to $48.9 million during the nine months ended September 30, 2023. Operating cash flows during the nine months ended September 28, 2024 reflect our net loss of $167.2 million, adjustments of $111.4 million for depreciation, amortization, stock-based compensation, and deferred income taxes, and a net cash inflow of $31.8 million due to changes in our operating assets and liabilities.
Accounts receivable increased to $48.9 million at September 28, 2024 from $29.3 million at December 30, 2023. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO decreased to 26 days at September 28, 2024 from 30 days at December 30, 2023.
Inventory decreased to $139.5 million at September 28, 2024 from $194.3 million at December 30, 2023. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 165 days at September 28, 2024 and 407 days at December 30, 2023.
Investing Activities
Net cash provided by investing activities was $151.3 million during the nine months ended September 28, 2024, compared to $426.4 million during the nine months ended September 30, 2023. The decrease in cash inflows was principally due to a decrease in cash provided by net purchases, sales, and maturities of marketable securities of $298.6 million in the current period.
Financing Activities
Net cash used in financing activities was $51.7 million during the nine months ended September 28, 2024, compared to net cash used of $717.5 million during the nine months ended September 30, 2023. The decrease in cash outflows was principally due to $571.2 million in payments on debt and $217.1 million for repurchases of common stock, partially offset by $80.0 million in proceeds from our revolving line of credit in the prior year period.
Debt
As of September 28, 2024, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. As of September 28, 2024, no amounts were outstanding on the revolving credit facility. We were granted a waiver of compliance for the minimum interest coverage ratio through March 29, 2025. In the event we are not able to achieve compliance by the end of the waiver period, we may need to obtain an additional waiver in order to access the revolving credit facility.
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
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of September 28, 2024 would decrease our future annual interest income by approximately $2.9 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.
Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of September 28, 2024. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of the material weakness in our internal control over financial reporting described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 30, 2023 filed with the SEC, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 28, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended September 28, 2024 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, with the exception of ongoing remediation efforts of the aforementioned material weakness.
Remediation
We continue to implement our plan to remediate the aforementioned material weakness, including the following:
•Evaluating and reassessing the design of our inventory valuation methods, including key assumptions used in the determination of the net realizable value of our inventory;
•Designing and implementing enhanced controls and documentation requirements during the quarter ended September 28, 2024 that support the completeness and accuracy of data used in the inventory valuation assessment;
•Formalizing management’s review and assessment of information used in the inventory valuation assessment; and

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
Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third-party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our products. None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us. We believe the semiconductor industry recently suffered a downturn due in large part to adverse macroeconomic conditions, characterized by a slowdown in overall GDP performance and factory activity in certain regions, higher levels of customer inventory, the impact of tariffs on trade relations, and greater overall uncertainty regarding the economy. This downturn has negatively affected, and may continue to have an adverse effect, on our business and operating results.
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
We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results
Information technology system and/or network disruptions, regardless of the cause, but including acts of sabotage, error, or other actions, could harm our operations. Failure to effectively prevent, detect, and recover from security breaches, including cyber-attacks, could result in the misuse of company assets, disruption to the company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales and other costs to the company. We routinely face attacks that attempt to breach our security protocols, gain access to or disrupt our computerized systems or steal proprietary company, customer, partner or employee information. These attacks are sometimes successful. These attacks may be due to security breaches, employee error, theft, malfeasance, phishing schemes, ransomware, faulty password or data security management, or other irregularities. The theft, loss, destruction, unavailability or misuse of personal or business data collected, used, stored or transferred by us to run our business could result in increased security costs or costs related to defending legal claims. Industrial espionage, theft or loss of our intellectual property data could lead to counterfeit products or harm the competitive position of our products and services. Costs to implement, test and maintain measures to promote compliance with applicable privacy and data security laws as well as to protect the overall security of our system have been and are expected to continue to be significant. While we have dedicated resources to privacy and security incident response capabilities, our response process may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent or limit harm, or may fail to sufficiently remediate an incident. Attempted or successful attacks against our products and services could damage our reputation with customers or users and reduce demand for our products and services.
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
Third parties with which we conduct business, such as foundries, assembly and test contractors, distributors and customers, have access to certain portions of our sensitive data. In the event that these third parties do not properly safeguard our data that they hold, security breaches could result and negatively impact our reputation, business operations and financial results. Additionally, a successful cyber-attack against one of these third parties’ information technology systems may disrupt our supply chain.
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
We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the nine months ended September 28, 2024, the percentage of our revenues derived from outside of the United States was 93% (and the revenue associated with end customers in China was 15%, and revenue attributed to China based on shipped-to location was 33%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
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
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended September 28, 2024 was $83.2 million, or 50.0% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.

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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended September 28, 2024, 69% of our revenue was derived from distributors (and 44% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.
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
We depend on our customers to support our products, and some of our customers offer competing products
We rely on our customers to provide hardware, software, intellectual property indemnification and other technical support for the products supplied by them. If our customers do not provide the required functionality or satisfactory support for their products, the demand for these devices that incorporate our products may diminish or we may otherwise be materially adversely affected. Any reduction in the demand for these devices would significantly reduce our revenues.
Additionally, in certain products, some of our customers offer their own competitive products. These customers may find it advantageous to support their own offerings in the marketplace in lieu of promoting or using our products.
Changes in the privacy and data security/protection laws could have an adverse effect on our operations
We are or may become subject to a variety of laws and regulations such as the European Union’s General Data Protection Regulation (“GDPR”) regarding privacy, data protection and data security. There are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. The costs of compliance with the GDPR and similar laws may have an adverse effect on our operations. Given that the scope, interpretation and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible they may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation or negative publicity, and could have an adverse effect on our operating results and financial condition.
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
Liquidity and Credit Risks
Disruptions in the financial services industry could adversely affect our operations and financial condition
In the first half of 2023, banking regulators closed three U.S. banks and appointed the Federal Deposit Insurance Corporation (“FDIC”) to act as receiver. Although we had no direct exposure to the closed banks, any uncertainty over the broader financial services industry could result in adverse impact. For example, if other financial institutions enter receivership or become insolvent in the future, our ability to access our cash and investments or to draw on our existing lines of credit could be impacted. Concerns regarding the financial services industry may result in less favorable financing terms, including higher interest rates, tighter financial covenants or systemic limitations on access to credit sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, inflation and rapid increases in interest rates have led to a decline in the market value of debt securities issued with interest rates below current market interest rates. Sales of such securities prior to their maturity would result in the recognition of losses previously unrealized.
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
Any borrowings under our credit agreement or other indebtedness could adversely affect our operations and financial condition
Our ability to make the required payments when due on any debt we may incur depends upon our future performance, which will be subject to general economic conditions, industry cycles and other factors affecting our operations, including risk factors described herein, many of which are beyond our control. Our credit facility also contains covenants, including financial covenants. If we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to any applicable cure periods, any outstanding indebtedness thereunder could be declared immediately due and payable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the three months ended September 28, 2024.
Our share repurchase program authorizes repurchases up to $100 million through December 2024. The program allows for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
There were no contracts, instructions or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), nor were there any non-Rule 10b5-1 trading arrangements, entered into or terminated by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act) during the quarter ended September 28, 2024.

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

SILICON LABORATORIES INC.

November 4, 2024	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

November 4, 2024	/s/ Dean Butler

Date	Dean Butler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 4, 2024	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)