Form 10-K
period 2024-12-28
SILICON LABORATORIES INC.
filed 2025-02-04
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 29, 2024) was approximately $3.5 billion (assuming, for this purpose, that only directors and officers are deemed affiliates).
There were 32,457,680 shares of the registrant’s common stock issued and outstanding as of January 28, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement
Except for the historical financial information and statements that relate solely to historical facts contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of Silicon Laboratories Inc. and its management and may be signified by the words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “plan,” “project,” “will” or similar language. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under “Risk Factors” and elsewhere in this report. Silicon Laboratories disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
We are pioneers in wireless innovation and have spent over two decades simplifying the complexity of radio frequency (“RF”) from silicon to cloud. Our leading platform, purpose-built for the Internet of Things (“IoT”), helps customers quickly create secure, intelligent, connected devices. Our team and technology assist customers in solving development challenges, including energy efficiency, to build connected devices for applications that support better health, innovative infrastructure, and sustainable cities.
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
Industry Background
The Internet of Things is about connecting embedded applications to the Internet. The phrase IoT describes the myriad of smart, connected devices that surround us today, deployed in a variety of home, life, commercial, and industrial applications. When MIT’s Kevin Ashton first used the phrase in 1999, he was promoting the possibilities of RFID, but today, the IoT describes an impressive array of devices and capabilities. Machine learning is bringing greater intelligence to the edge on battery-powered devices. The IoT is monitoring patients’ health 24/7 to send rich data to doctors miles away. Smart, connected devices detect water leaks to improve sustainability and manage bee colonies to strengthen the food supply. It’s an industry of variety and impact. Whether in a door lock or a heart monitor, a smart home thermostat, or a municipal energy grid, our solutions are improving life and the planet’s sustainability.
The IoT requires interaction between the analog world we live in and the digital world of computing, which drives the need for analog-intensive, mixed-signal circuits in a wide range of electronic products. Traditional mixed-signal designs relied upon solutions built with numerous, complex discrete analog and digital components. While these traditional designs provide the required functionality, they are often inefficient and inadequate for use in markets where size, cost, power consumption, performance, and security are increasingly important product differentiators. To improve their competitive position, electronics manufacturers must reduce the cost and complexity of their systems and enable new features or functionality to differentiate themselves from their competitors.
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
Many IC solution providers lack sufficient analog expertise to develop compelling mixed-signal products. As a result, manufacturers of electronic devices value providers that can supply them with mixed-signal solutions offering greater functionality, smaller size, and lower power requirements at a reduced cost and shorter time-to-market. We have the breadth in our portfolio, depth of wireless connectivity expertise, and the focus on IoT to help its customers quickly bring our innovative ideas to market.
Products
We provide analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the IoT. We have built a leading wireless development platform and product portfolio for the IoT based on Bluetooth®, sub-GHz proprietary technologies, Wi - SUN, Thread, Wi-Fi®, Zigbee®, and Z-Wave®. Our products integrate complex mixed-signal functions that are frequently performed by numerous discrete components in competing products into a single chip, chipset or system-on-chip (“SoC”). By doing so, we create products that, when compared to many competing products, offer the following benefits:
•Require less printed circuit board (“PCB”) space;
•Reduce the use of external components lowering the system cost and simplifying design;
•Offer superior performance improving our customers’ end products;
•Provide increased reliability and manufacturability, improving customer yields; and/or
•Reduce system power requirements enabling smaller form factors and/or longer battery life.
We have continued to diversify our product portfolio and introduce new products and solutions through both organic investment and acquisitions. The life cycles of our products are relatively long, given the amount of effort and time required in the design in process for our customers.
Revenues during fiscal 2024, 2023 and 2022 were generated predominately by sales of our mixed-signal products. The following summarizes the products that we have introduced to customers:
Wireless Microcontrollers and Sensor Products
Our EFM32™, EFM8™, 8051, wireless MCUs and wireless SoCs are based on numerous wireless protocols, including Bluetooth, sub-GHz proprietary technologies, Thread, Wi-Fi, Zigbee, and Z-Wave technologies. Our family of products are ideally suited to ultra-low power IoT embedded systems that include energy-friendly 8-bit mixed-signal microcontrollers, ultra-low power 32-bit microcontrollers, and wireless MCU connectivity solutions using the ARM® Cortex-M0+/M3/M4 and newer M33 cores. Single and multi-protocol SoC devices and modules provide flexible, highly integrated solutions designed to meet demanding requirements of IoT applications. The introduction of our Series 2 portfolio provides a greater focus on updatable device security which is becoming vital to the evolution and success of IoT. We bring enhanced capability to the industry, protecting user data, system keys, and manufacturer brands from malicious threats, both hands-on and internet-based. Our broad portfolio addresses a variety of target markets.
Our sensor products include optical sensors (proximity, ambient light, gestures, and heart rate monitoring), as well as relative humidity (“RH”) / temperature sensors and Hall effect magnetic sensors. These devices leverage our mixed-signal capability to provide high accuracy process technology to improve performance and lower power consumption than competing parts.
Our products are supported by Simplicity Studio™, which provides one-click access to design tools, documentation, software, and support resources. In-house protocol stacks and the Micrium® real-time operating system (“RTOS”) help simplify software development for IoT developers by coordinating and prioritizing multiprotocol connectivity, SoC peripherals and other system-level activities.

We group our products as Industrial & Commercial or Home & Life based on the target markets they address. These markets and their corresponding applications are described below:

Target Market	Applications

Industrial & Commercial

Industrial IoT
The Industrial IoT market supports a diverse array of products and applications. Utilizing Industrial IoT enables companies to enhance production and efficiency, gain insights into processes, and predict faults before they lead to downtime. Our Industrial IoT solutions drive energy efficiency, operational excellence, and enables the intelligent and secure use of industrial assets. They simplify human-machine interfaces, improve convenience for electrical providers and consumers through smart metering, drives operational efficiency by adding wireless connectivity to street lights, sensors, and controls, optimize maintenance routines with IoT predictive maintenance, and enhance energy efficiency by allowing renewable energy integration in both residential and utility setting.	–Industrial automation and control –Smart metering –Smart street lighting –Renewable energy –Electric vehicle supply equipment –Industrial wearables –Industrial equipment –Smart agriculture

Commercial IoT
Commercial IoT, such as smart retail solutions, can increase retailer efficiency, reduce labor costs, and provide consumer insights by merging digital online e-commerce and physical stores into an omnichannel experience. Our smart retail solutions, such as electronic shelf labels, increase productivity and profitability via centralized and dynamic price management without the labor-intensive manual price updates. Our smart lighting solutions use wireless access points to enable indoor location services which track assets and consumer behavior and speed up click-and-collect ordering.	–Smart buildings –Access controls –Asset tracking –Smart lighting –Electronic shelf labels –Theft protection –Power tools –Enterprise access points

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
–Smart home cameras
–Smart locks
–Smart gateways
–Smart residential lighting
–Smart window shades/blinds
–Smart heating, ventilation, and air conditioning (HVAC)
–Smart switches
–Smart sensors
–Home security panels
–Smart smoke/CO detectors

Connected Health
Smart medical devices, such as continuous glucose monitors, insulin pumps, pulse oximeters, ECG monitors, and fitness wearables, make healthcare more accessible and are improving lives around the world. Regulatory requirements, product miniaturization needs, battery life, and security make development of these connected medical devices challenging for device manufacturers. Our low-power, high-performance wireless SoCs and modules simplify this process and accelerate time-to-market to develop secure, reliable, smart medical devices.	–Diabetes management –Consumer health & fitness (wearables) –Elderly care –Patient monitoring –Activity tracking

Customers, Sales and Marketing
We market our products through our direct sales force and through a network of independent sales representatives and distributors. Direct and distribution customers buy on an individual purchase order basis, rather than pursuant to long-term agreements.
We consider our customer to be the end customer purchasing either directly from a distributor, a contract manufacturer or us. During fiscal 2024, our ten largest end customers accounted for 32% of our revenues. We had no customer that represented more than 10% of our revenues during this period. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we sell products to, and are paid by distributors and contract manufacturers, we refer to the end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, represented 27% and 16% of our revenues during fiscal 2024, respectively.
We maintain numerous sales offices in Asia, the Americas and Europe. Revenue is attributed to a geographic area based on the shipped-to location. The percentage of our revenues derived from outside of the United States was 90% in fiscal 2024.
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
Our marketing efforts are targeted at both identified industry leaders and emerging market participants. Direct marketing activities are supplemented by a focused marketing communications effort that seeks to raise awareness of our company and products. Our public relations efforts are focused on leading trade and business publications. Our external website is used to deliver corporate and product information. We also pursue targeted advertising in key trade publications, and we have a cooperative marketing program that allows our distributors and representatives to promote our products to their local markets in conjunction with their own advertising activities. Finally, we maintain a presence at strategic trade shows and industry events. These activities, in combination with direct sales activities, help drive demand for our products.
Due to the complex and innovative nature of our products, we employ experienced applications engineers who work closely with customers and distributors to support the design-win process and can significantly accelerate the customer’s time to market. A design win occurs when a customer has designed our ICs into its product architecture and ordered product from us. A considerable amount of effort to help a customer incorporate our ICs into its products is typically required prior to any sale. In many cases, our innovative ICs require significantly different implementations than existing approaches and, therefore, successful implementations may require extensive communication with potential customers. The amount of time required to achieve a design win can vary substantially depending on a customer’s development cycle, which can be relatively short (such as three months) or very long (such as two years) based on a wide variety of customer factors. Not all design wins ultimately result in revenue or may result in less revenue than expected. However, once a completed design architecture has been implemented and produced in high volumes, our customers are reluctant to significantly alter their designs due to this extensive design-win process. We believe this process, coupled with our intellectual property protection, promotes relatively longer product life cycles for our products and high barriers to entry for competitive products, even if such competing products are offered at lower prices. Our close collaboration with our customers provides us with knowledge of derivative product ideas or completely new product line offerings that may not otherwise arise in other new product discussions.
Research and Development
Through our research and development efforts, we leverage experienced analog and mixed-signal engineering talent and expertise to create new ICs that integrate functions typically performed less efficiently by multiple discrete components. This integration generally results in lower costs, smaller die sizes, lower power demands, and enhanced price/performance characteristics. We attempt to reuse successful techniques for integration in new applications where similar benefits can be realized. We believe that we have attracted many of the best engineers in our industry. We believe that reliable and precise analog and mixed-signal ICs can only be developed by teams of engineers who have significant analog experience and are familiar with the intricacies of designing these ICs for commercial volume production. The development of test methodologies is just one example of a critical activity requiring experience and know-how to enable the rapid release of a new product for commercial success. We have accumulated a vast set of trade secrets that allow us to pursue innovative approaches to mixed-signal problems that are difficult for competitors to duplicate. We highly value our engineering talent and strive to maintain a very high bar when bringing new recruits to the company.
Research and development expenses were $332.2 million, $337.7 million and $332.3 million in fiscal 2024, 2023 and 2022, respectively.
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
In providing mixed-signal ICs for our customers, we believe our key competitive advantages are:
•Analog and RF design expertise in CMOS;
•Mixed-signal, firmware, and system design expertise;
•Microcontroller and system-on-a-chip design expertise;
•Software expertise, including multiprotocol connectivity and real-time operating systems for the IoT;
•Module integration and wireless design expertise;
•Silicon-to-cloud security integration expertise; and
•Our broad understanding of systems technology and trends.
To fully capitalize on these advantages, we have assembled a world-class development team with exceptional analog and mixed-signal design expertise led by accomplished senior engineers.
Analog and RF Design Expertise in CMOS
We believe that our most significant core competency is world-class analog and RF design capability. Additionally, we strive to design substantially all our ICs in standard CMOS processes. Most of our product designs now incorporate some type of RF in CMOS technology. While it is often significantly more difficult to design analog ICs in CMOS, CMOS provides multiple benefits versus existing alternatives, including significantly reduced cost, reduced technology risk, and greater worldwide foundry capacity. CMOS is the most commonly used process technology for manufacturing digital ICs and, as a result, is most likely to be used for the manufacturing of ICs with finer line geometries. These finer line geometries can enable smaller and faster ICs. By designing our ICs in CMOS, we enable our products to benefit from this trend towards finer line geometries, which allows us to integrate more digital functionality into our mixed-signal ICs.
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
Microcontroller and System on a Chip Design Expertise
We have the talent and circuit integration methodologies required to combine precision analog, high-speed digital, flash memory, and in-system programmability into a single, monolithic CMOS integrated circuit. Our microcontroller products are designed to capture an external analog signal, convert it to a digital signal, compute digital functions on the stream of data, and then communicate the results through a standard digital interface. The ability to develop standard products with the broadest possible customer application base while being cost-efficient with the silicon area of the monolithic CMOS integrated circuit requires a keen sense of customer value and engineering capabilities. Additionally, managing the wide variety of signals on a monolithic piece of silicon, including electrical noise, harmonics, and other electronic distortions requires a fundamental knowledge of device physics and accumulated design expertise.
Software Expertise
Our software expertise allows us to develop products for markets where intelligent data capture, high-performance processing, and communication are increasingly important product differentiators. The software we have developed to address these markets enables machine-to-machine communications, providing intelligence to electronic systems. Our products integrate high-performance, low-power wireless, and microcontroller ICs with reliable and scalable software into a flexible and robust networking platform.
The demand for low-power, small-footprint wireless technology is accelerating as more and more IP-enabled endpoints are being connected to the IoT. Our software enables a broad range of power-sensitive applications for the IoT, including smart energy, home automation, security, and other connected products. We believe that the combination of our software and IC design expertise differentiates us from many of our competitors.
As the IoT continues to mature, a new class of embedded applications is emerging, presenting feature-rich and task-intensive use cases. This growing complexity is driving the need for RTOSs to help simplify software development for IoT applications by coordinating and prioritizing multiprotocol connectivity, SoC peripherals, and other system-level activities. In addition to being able to manage numerous application tasks, an RTOS enhances scalability and makes complex applications predictable and reliable.
Module Integration and Wireless Design Expertise
The market for wireless modules has grown as customers search for solutions that provide turnkey wireless connectivity for their products. The development of modules is difficult due to stringent requirements, including high levels of integration, programmability, performance, reliability, security, and power efficiency. In addition, designs must meet numerous wireless standards deployed in various environments and serving diverse requirements.
Our combined expertise in IC design and software development allows us to engineer modules that provide robust, high-performance connections in challenging wireless environments. We have developed wireless modules based on numerous wireless standards, including Bluetooth, sub-GHz, Thread, Wi-Fi, Zigbee, and Z-Wave. We believe our demonstrated proficiency in the design of modules provides our customers with significant advantages such as fast time to market, reduced development cost, global wireless certifications, and software reuse.
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
•Frequency synthesis, which is core technology for wireless and clocking applications;
•Integration, which enables the elimination of discrete components in a system; and
•Signal processing and precision analog, which forms the heart of consumer, industrial, medical, and automotive electronics applications.
Our understanding of the role of analog/digital interfaces within electronic systems, standards evolution, and end-market drivers enables us to identify product development opportunities and capitalize on market trends.
Manufacturing
As a fabless semiconductor company, we conduct IC design and development in our facilities and electronically transfer our proprietary IC designs to third-party semiconductor fabricators who process silicon wafers to produce the ICs that we design. Our IC designs typically use industry-standard CMOS manufacturing process technology to achieve a level of performance normally associated with more expensive special-purpose IC fabrication technology. We believe the use of CMOS technology facilitates the rapid production of our ICs within a lower-cost framework. Our IC production employs submicron process geometries, which are readily available from leading foundry suppliers worldwide, thus increasing the likelihood that manufacturing capacity will be available throughout our products’ life cycles. We currently partner primarily with Taiwan Semiconductor Manufacturing Co. (“TSMC”) and Semiconductor Manufacturing International Corporation (“SMIC”) to manufacture the majority of our semiconductor wafers. We believe that our fabless manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development, and marketing of our ICs.
Once the silicon wafers have been produced, they are shipped directly to our third-party assembly subcontractors. The assembled ICs are then moved to the final testing stage. This operation can be performed by the same contractor that assembled the IC, other third-party test subcontractors, or within our internal facilities prior to shipping to our customers. During fiscal 2024, most of our units shipped were tested by offshore third-party test subcontractors. We expect that our utilization of offshore third-party test subcontractors will remain substantial during fiscal 2025.
If our suppliers, due to unpredictable factors outside their control, experience closures or reductions in their capacity utilization levels in the future, we may have difficulty sourcing materials necessary to fulfill production requirements. Disruptions to our business and supply chain (and the business and supply chains of our customers) could cause significant delays in shipments of our products until we are able to shift our manufacturing, assembling, or testing from the affected subcontractor to another third-party vendor.
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

Competition
The markets for semiconductors generally, and for analog and mixed-signal ICs in particular, are intensely competitive. We anticipate that the market for our products will continually evolve and will be subject to rapid technological change. We believe the principal competitive factors in our industry are:
•Product size;
•Level of integration;
•Product capabilities;
•Reliability;
•Price;
•Performance;
•Power requirement;
•Customer support;
•Reputation;
•Ability to rapidly introduce new products to market;
•Intellectual property; and
•Software.
We believe that we are competitive with respect to these factors, particularly because our ICs typically are smaller in size, are highly integrated, achieve high-performance specifications at lower price points than competitive products, and are manufactured in standard CMOS, which generally enables us to supply them on a relatively rapid basis to customers to meet their product introduction schedules. However, disadvantages we face include our relatively short operating history in certain of our markets and the need for customers to redesign their products and modify their software to implement our ICs in their products.
Due to our diversified product portfolio and the numerous markets and applications we serve, we target a relatively large number of competitors. We compete with Broadcom, Espressif, Infineon, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers, designers of semiconductors, and start-up semiconductor design companies. Our competitors may also offer bundled solutions offering a more complete product, which may negatively impact our competitive position despite the technical merits or advantages of our products. In addition, our customers could develop products or technologies internally that would replace their need for our products and would become a source of competition. We could also face competition from module makers or other systems suppliers that may include mixed-signal components in their products, which could eliminate the need for our ICs.
Many of our competitors and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, complementary product offerings, and significantly greater financial, sales and marketing, manufacturing, distribution, technical, and other resources than us. Current and potential competitors have established or may establish financial and strategic relationships between themselves or with our existing or potential customers, resellers, or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share.
Intellectual Property
Our future success depends in part upon our proprietary technology. We seek to protect our technology through a combination of patents, copyrights, trade secrets, trademarks and confidentiality procedures. As of December 28, 2024, we had 1,558 issued or pending United States and foreign patents. Patents generally have a term of twenty years from the date they are filed. As our patent portfolio has been built over time, the remaining terms of the individual patents in our patent portfolio vary. There can be no assurance that patents will ever be issued with respect to our patent applications. Furthermore, it is possible that any patents held by us may be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that such patents will provide us with competitive advantages or adequately safeguard our proprietary rights. While we continue to file new patent applications with respect to our recent developments, existing patents are granted for prescribed time periods and will expire at various times in the future.
We claim copyright protection for proprietary documentation for our products. We have filed for registration, or are in the process of filing for registration, the visual images of certain ICs with the U.S. Copyright Office. We have registered the “Silicon Labs” logo and a variety of other product and product family names as trademarks in the United States and selected foreign jurisdictions. All other trademarks, service marks, or trade names appearing in this report are the property of their respective owners. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other customary security measures. We intend to protect our rights vigorously, but there can be no assurance that our efforts will be successful. In addition, the laws of other countries in which our products are sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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
As of December 28, 2024, we employed 1,889 people, of whom 71% were in engineering roles. Women represented 23% of our workforce and men represented 77%. We are a multi-national and multi-ethnic workforce, with sites and employees in more than a dozen countries. We are committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. We actively promote representation in our organization and equity in our recruitment, development, promotion and compensation practices. These principles are also reflected in our employee training, in particular with respect to our policies against harassment, discrimination and the elimination of bias in the workplace.
We hold our employees to high performance standards, and our compensation plans are designed to deliver competitive base pay and attractive incentive opportunities. Our benefits programs are tailored to the various countries in which we operate. We benchmark for market practices and regularly review our compensation and benefit programs against the market to ensure they remain competitive.
We support a high-performance culture through learning and development solutions aligned with our strategic priorities. Our approach is business-centric, accessible, and inclusive. Employees continuously collaborate and share their expertise through an internal training program consisting of classes and workshops that help strengthen technical and professional skills and advance careers. We also host university professors and external speakers to broaden knowledge, trigger creativity, and inspire innovation. Our e-learning libraries and on-demand training videos allow employees to absorb information at their own pace and share their recommendations with co-workers. Employees are invited to attend our annual two-day technical symposium featuring peer-reviewed presentations showcasing our internal technical achievements and talks from outside experts to educate and inspire our workforce. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We regularly review succession plans and focus on promoting internal talent to help grow our employees’ careers.
We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and properly managing the transition of key roles when they occur. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We use employee surveys to better understand and improve the employee experience and identify opportunities to continually strengthen our work philosophy. We use employee feedback to drive and improve processes and ensure a deep understanding of our culture and vision among our employees. We believe the development of our company culture, along with competitive compensation, career growth, and development opportunities have helped increase employee tenure and reduce voluntary turnover. During fiscal 2024, our voluntary employee turnover rate was 8%.
The well-being of our employees is of utmost importance to us. We offer comprehensive benefits resources and tools to address the healthcare and wellness needs of our employees and their families, enable them to manage their work-life balance, and plan for a secure future. We provide our employees and their families with access to a variety of innovative, flexible programs that support their physical, mental, and financial health as well as providing flexible work arrangements and competitive time off programs including vacation, holiday, volunteer time off and many types of leave to support our employees through various stages of their lives.
Corporate Sustainability
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
We demand excellence in our quality and environmental management systems, each respectively certified to ISO 9001:2015 and ISO 14001:2015 standards. We are committed to delivering products that meet environmental regulations and requirements and have high standards for our global supply chain partners, prioritizing qualified suppliers who are socially and environmentally progressive. In 2022, we joined the Responsible Business Alliance® (“RBA®”), an industry coalition dedicated to responsible business conduct in the global supply chain. We support, and require our suppliers to support, the RBA Code of Conduct.
Each year we donate to charitable organizations and allocate global site grants to support local community needs. We also offer 24 hours of paid time off annually for employees to volunteer in their communities. Our philanthropy program prioritizes financial, volunteer and in-kind support to organizations that are helping to expand technology access and education to underrepresented groups, support advancements in sustainability and energy conservation, and invest in critical community needs where we work and live.
For more information on our Sustainability and ESG commitments and progress, please visit the Environmental, Social and Governance (“ESG”) section of our website at www.silabs.com. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Governmental Regulations
We are subject to international, federal, state and local laws and regulations that are customary to businesses in the semiconductor industry, including those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, including import, export and customs, antitrust, environment, health and safety, employment, immigration and travel, cybersecurity, privacy, data protection and localization, and anti-corruption. Such laws and regulations include, but are not limited to:
•The Restriction of Hazardous Substances Directive (“RoHS”), which restricts the use of certain hazardous substances in electrical and electronic equipment;
•General Data Protection Regulation (“GDPR”), which provides guidelines for the collection and processing of personal information from individuals who live in the European Union;
•The U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits companies and their individual officers from influencing foreign officials with any personal payments or rewards; and
•Conflict minerals reporting, which imposes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in products.
Although compliance with these laws has not had a material impact on our financial position and results of operations, the laws and regulations to which we are subject may differ among jurisdictions, and compliance with them may have a materially adverse impact on our business and results of operations in the future.
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
Item 1A.     Risk Factors
Global Business Risks
We are subject to the cyclical nature of the semiconductor industry, which has been subject to significant fluctuations
The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The industry has experienced significant fluctuations, often connected with, or in anticipation of, maturing product cycles and new product introductions of both semiconductor companies’ and their customers’ products and fluctuations in general economic conditions. Deteriorating general worldwide economic conditions, including reduced economic activity, concerns about credit, interest rates and inflation, increased energy costs, decreased consumer confidence, reduced corporate profits, decreased spending and similar adverse business conditions, have in the past and may in the future make it very difficult for our customers, our vendors, and us to accurately forecast and plan future business activities and could cause U.S. and foreign businesses to slow spending on our products. Increases in inflation and interest rates can impact demand for our customers’ end products and increase our costs. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs with increased revenues. We cannot predict the timing, strength, or duration of any economic slowdown or economic recovery. If the economy or markets in which we operate deteriorate, our business, financial condition, and results of operations would likely be materially and adversely affected.
Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third-party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our products. None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us. We believe the semiconductor industry recently suffered a downturn due in large part to adverse macroeconomic conditions, characterized by a slowdown in overall GDP performance and factory activity in certain regions, higher levels of customer inventory, the impact of tariffs on trade relations, and greater overall uncertainty regarding the economy. This downturn has negatively affected, and may continue to have an adverse effect on, our business and operating results.
Competition within the numerous markets we target may reduce sales of our products and reduce our market share
The markets for semiconductors in general, and for mixed-signal products in particular, are intensely competitive. We expect that the market for our products will continually evolve and will be subject to rapid technological change. For example, new products and disruptive technologies are being developed, and companies with which we compete have implemented artificial intelligence (“AI”) strategies for products and service offerings. This rapid pace of technological change can create opportunities for our competitors and harm our competitiveness in the market if our products do not evolve or we are unable to effectively keep up with such changes. In addition, as we target and supply products to numerous markets and applications, we face competition from a relatively large number of competitors. We compete with Broadcom, Espressif, Infineon, MediaTek, Microchip, Nordic Semiconductor, NXP, Qualcomm, Renesas, STMicroelectronics, Synaptics, Telink, Texas Instruments and others. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and start-up semiconductor design companies. As the markets for communications products grow, we also may face competition from traditional communications device companies. These companies may enter the mixed-signal semiconductor market by introducing their own products or by entering into strategic relationships with or acquiring other existing providers of semiconductor products. In addition, large companies may restructure their operations to create separate companies or may acquire new businesses that are focused on providing the types of products we produce or acquire our customers.

We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results
Information technology system and/or network disruptions, regardless of the cause, but including acts of sabotage, error, or other actions, could harm our operations. Failure to effectively prevent, detect, and recover from security breaches, including cyber-attacks, could result in the misuse of company assets, disruption to the company, diversion of management resources, regulatory inquiries, legal claims or proceedings, reputational damage, loss of sales and other costs to the company. We routinely face attacks that attempt to breach our security protocols, gain access to or disrupt our computerized systems or steal proprietary company, customer, partner or employee information. These attacks are sometimes successful. These attacks may be due to security breaches, employee error, theft, malfeasance, phishing schemes, ransomware, faulty password or data security management, or other irregularities. Additionally, we use AI-driven efficiencies in our software development and customer support services. Our use of AI may increase vulnerability to cybersecurity risks, including through unauthorized use or misuse of AI tools and bad inputs or logic or the introduction of malicious code incorporated into AI generated code. AI and machine learning also may be used for certain cybersecurity attacks, improving or expanding the existing capabilities of threat actors in manners we cannot predict at this time, resulting in greater risks of security incidents and breaches. The theft, loss, destruction, unavailability or misuse of personal or business data collected, used, stored or transferred by us to run our business could result in increased security costs or costs related to defending legal claims. Industrial espionage, theft or loss of our intellectual property data could lead to counterfeit products or harm the competitive position of our products and services. Costs to implement, test and maintain measures to promote compliance with applicable privacy and data security laws as well as to protect the overall security of our system have been and are expected to continue to be significant. While we have dedicated resources to privacy and security incident response capabilities, our response process may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent or limit harm, or may fail to sufficiently remediate an incident. Attempted or successful attacks against our products and services could damage our reputation with customers or users and reduce demand for our products and services.
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
We may be subject to information technology failures that could damage our reputation, business operations and financial condition
We rely on information technology for the effective operation of our business. Our systems are subject to damage or interruption from a number of potential sources, including natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, theft, physical or electronic break-ins, cyber-attacks, sabotage, vandalism, or similar events or disruptions, including those described in the risk factor entitled “We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results,” above. Our security measures may not detect or prevent such security breaches. Any such compromise of our information security could result in the theft or unauthorized publication or use of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation. In addition, our inability to use or access information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, which could negatively affect our business and operating results.
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
From time to time, governments around the world may provide incentives or make other investments that could benefit and give competitive advantages to our competitors. For example, in August 2022, the CHIPS and Science Act of 2022 (“CHIPS Act”) was signed into law to provide financial incentives to the U.S. semiconductor industry. Government incentives, including any that may be offered in connection with the CHIPS Act, may not be available to us on acceptable terms or at all, and to the extent that the incoming administration modifies or repeals the CHIPS Act, the availability of any such incentives may be even less certain. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our reputation and business.
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
We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During fiscal 2024, the percentage of our revenues derived from outside of the United States was 90% (and the revenue associated with end customers in China was 15%, and revenue attributed to China based on shipped-to location was 32%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
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
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during fiscal 2024 was $332.2 million, or 56.9% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.
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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During fiscal 2024, 67% of our revenue was derived from distributors (and 43% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.
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

Additionally, we have used and may increase our use of new technology such as AI or generative AI to enhance our products, decrease our development times, or improve our customers’ efficiency. Although we maintain AI governance programs and internal oversight committees, the use of AI technologies is still in the early stages and these new technologies may not always operate as expected and deliver our intended results, may produce output that contain errors and incorrect information or other unintended consequences, including cyber security vulnerabilities. Any ineffective AI usage could negatively impact our or our customer’s business reputation and negatively impact our competitive standing.
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
Product liability, data breach or cyber liability claims may be asserted with respect to our products. Many of our products focus on wireless connectivity and the IoT market and such connectivity may make these products particularly susceptible to cyber-attacks. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect, failure or vulnerability in our products, including as a result of AI used in the development of our products, or by our customers in end-products that incorporate our products, could cause failure in our customer’s end-product, so we could face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved. Furthermore, product liability risks are particularly significant with respect to medical and automotive applications because of the risk of serious harm to users of these end-products. There can be no assurance that any insurance we maintain will sufficiently protect us from such claims.
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
We previously identified a material weakness in our internal control over financial reporting. Although we have remediated this material weakness, we may identify additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, and this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations
As more fully disclosed in Item 9A. Controls and Procedures of this Annual Report, we previously identified a material weakness that existed as of the end of our fiscal 2023 regarding our internal controls over inventory valuation, primarily the undue reliance on forecasted inventory demand which was not subjected to a sufficient level of management review. As a result of this material weakness, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 30, 2023. During the quarter ended December 28, 2024, we successfully completed the testing necessary to conclude that the material weakness has been remediated. While the material weakness has been remediated, we continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.
Should new material weaknesses arise or be discovered in the future, material misstatements could occur and go undetected in our interim or annual consolidated financial statements. If we fail to remediate any future material weaknesses or maintain proper and effective internal control over financial reporting in the future, we may be required to restate our financial statements, experience delays in satisfying our reporting obligations or fail to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results could adversely affect our business and the value of our common stock.
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
Any borrowings under our credit agreement or other indebtedness could adversely affect our operations and financial condition
Our ability to make the required payments when due on any debt we may incur depends upon our future performance, which will be subject to general economic conditions, industry cycles and other factors affecting our operations, including risk factors described herein, many of which are beyond our control. Our credit facility also contains covenants, including financial covenants. In May 2024, we received a waiver of the requirement that we meet an interest coverage test for each fiscal quarter through March 2025. We did not have any outstanding indebtedness under the credit facility at the time the waiver was granted, and the waiver allowed us to borrow under the facility without compliance with that specific financial covenant, although we have not borrowed under the facility since the granting of the waiver. If we are unable to satisfy or otherwise obtain waivers of the covenants under our credit facility, we may be prohibited from borrowing thereunder. Further, if we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to any applicable cure periods, any outstanding indebtedness thereunder could be declared immediately due and payable.
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
Item 1B.     Unresolved Staff Comments
None.
Item 1C.     Cybersecurity
Risk Management and Strategy
Our Board of Directors oversees our risk management program, and because information security is a top priority and an important component of our day-to-day operations, cybersecurity is part of our overall approach to enterprise risk management. The scope of cybersecurity risk management encompasses all aspects of business operations, including supply chain risks and production manufacturing operations. Our cybersecurity practices are based on industry practices and frameworks such as those established by the International Organization for Standardization and the National Institute of Standards and Technology. We recognize the importance of the continued protection of our employee, customer, supplier and partner data and address operational risks from cybersecurity threats through a cross-functional approach focused on preserving the confidentiality, integrity and availability of the information that we collect, process and store.
We have implemented cybersecurity policies, processes, and controls to assist management in our assessment, identification and management of risks from cybersecurity threats. Our Security Operations team scans the infrastructure, monitors events, analyzes threats, and coordinates our incident response pursuant to our incident response plan, which includes the process to be followed for reporting of incidents. Our cybersecurity risk management involves identifying information assets, their sensitivity and potential threats, followed by assessing and prioritizing risks. We employ various tools and techniques like threat modeling, vulnerability scanners, and penetration testing. Based on the assessment, security measures are planned, prioritized and implemented. We have implemented regular security awareness training programs for employees to educate them on cybersecurity best practices and to recognize social engineering and phishing attempts. We also assess and manage cybersecurity risks associated with relevant third-party service providers, including those in our supply chain or who have access to our data or systems. Our cybersecurity process is iterative, with regular reviews and updates to help improve and keep abreast of a dynamic and continuously evolving threat landscape.
We describe whether and how risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations, or financial condition under the headings “We may be the victim of business disruptions and security breaches, including cyber-attacks, which could lead to liability or could damage our reputation and financial results” and “We may be subject to information technology failures that could damage our reputation, business operations and financial condition” included as part of our risk factors disclosures in “Risk Factors” above.

In the last three fiscal years, we have not identified material cybersecurity incidents, and the expenses we have incurred from cybersecurity incidents were immaterial, including penalties and settlements, of which there were none.
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
We have an Executive Security Steering Council (the “ESC”) comprised of members of our executive team, our Chief Information Officer, and CSO. Our CSO, in coordination with the ESC, works collaboratively to implement our enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. Our Security Operations, Security Engineering, and Governance teams communicate with and report to the CSO, enabling the CSO and the ESC to monitor the detection, mitigation, and remediation of cybersecurity incidents. Our CSO has over 27 years of security experience in multiple relevant technology and leadership disciplines, including prior work experience leading cybersecurity teams, business strategies and security solution architecture. He also holds several relevant degrees and certifications, including as a Certified Information Systems Security Professional (“CISSP”) and a Certified Secure Software Lifecycle Professional (“CSSLP”), and holds Honors BSc degrees in Computer Science and Physics.
Item 2.     Properties
Our corporate headquarters, housing engineering, sales and marketing, administration and test operations, is located in Austin, Texas. Our headquarters facilities consist of two buildings, which we own, that are located on land which we have leased through 2099. The buildings contain approximately 441,000 square feet of floor space, of which approximately 47,000 square feet were leased to other tenants. In addition to these properties, we lease smaller facilities in various locations in the United States, Canada, China, Denmark, Finland, France, Germany, Hungary, India, Italy, Japan, Norway, Singapore, South Korea, Taiwan and the United Kingdom for engineering, sales and marketing, administrative and manufacturing support activities. We believe that these facilities are suitable and adequate to meet our current operating needs.
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

Part II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is quoted on the NASDAQ National Market under the symbol “SLAB”. As of January 28, 2025, there were 46 holders of record of our common stock.
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

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG SILICON LABORATORIES INC.,
THE NASDAQ COMPOSITE INDEX, AND THE PHLX SEMICONDUCTOR INDEX
DOLLARS
350
300
250
200
150
100
50
0
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
12/28/24
Silicon Laboratories Inc.
NASDAQ Composite
PHLX Semiconductor Index

Company / Index	12/28/19	01/02/21	01/01/22	12/31/22	12/30/23	12/28/24
Silicon Laboratories Inc.	$100.00	$109.29	$177.15	$116.43	$113.52	$109.66
NASDAQ Composite Index	$100.00	$144.38	$176.40	$119.01	$172.14	$227.78
PHLX Semiconductor Index	$100.00	$152.93	$218.45	$142.26	$237.57	$294.12
_________________________________________________
(1)The graph assumes that $100 was invested in our common stock and in each index at the market close on December 28, 2019, and that all dividends were reinvested. No cash dividends have been declared on our common stock.
(2)Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Issuer Purchases of Equity Securities
There were no repurchases of our common stock during the three months ended December 28, 2024.
Our share repurchase program authorized repurchases up to $100 million through December 2024. The program allowed for repurchases to be made in the open market or in private transactions, including structured or accelerated transactions, subject to applicable legal requirements and market conditions.
Item 6.     [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” and “Risk Factors” above for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2024, 2023, and 2022 had 52 weeks. Fiscal 2024, 2023, and 2022 ended on December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
Impact of Macroeconomic Conditions
In recent years, the global economic environment has experienced inflationary pressure, high interest rates, and geopolitical tension, and we have experienced declines in revenues as our customers slowed purchases to reduce existing inventories in a softening market. While certain conditions improved during fiscal 2024, including deceleration of inflation and lowering of interest rates in certain geographies, there continues to be uncertainty regarding overall macroeconomic conditions, including increased geopolitical tensions, risk of recessions, and the effects of potential trade policies including tariffs. Although we saw sequential improvements in revenues over the course of fiscal 2024, the extent of the continued impact, or any new impact, of macroeconomic conditions on our operational and financial performance will depend on future developments, their impact to the business of our suppliers and/or customers, and other items identified under “Risk Factors” above, all of which are uncertain and cannot be predicted. Any extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition.
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

Current Period Highlights
Revenues decreased $197.9 million in fiscal 2024 compared to fiscal 2023 due to decreased revenues from both our Industrial & Commercial products and Home & Life products. Gross margin decreased to 53.4% in fiscal 2024 compared to 58.9% in fiscal 2023 primarily due to variations in customer and product mix. Operating expenses decreased $7.1 million in fiscal 2024 compared to fiscal 2023 due primarily to continued efforts to contain costs. Operating loss in fiscal 2024 was $165.5 million compared to operating loss of $24.2 million in fiscal 2023. Refer to “Results of Operations” below for further discussion.
We ended fiscal 2024 with $382.2 million in cash, cash equivalents and short-term investments. Net cash used in operating activities was $13.9 million during fiscal 2024. Accounts receivable were $54.5 million at December 28, 2024, representing 29 days sales outstanding (“DSO”). Inventory was $105.6 million at December 28, 2024, representing 125 days of inventory (“DOI”).
During fiscal 2024, 2023, and 2022, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to the end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, represented 27% and 16% of our revenues during fiscal 2024, 34% and 15% during fiscal 2023, and 33% and 17% during fiscal 2022, respectively.
The percentage of our revenues derived from outside of the United States was 90% in fiscal 2024, 88% in fiscal 2023 and 83% in fiscal 2022. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
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
Equity-method Earnings (Loss). Equity-method earnings (loss) represents income or loss on our equity-method investment.
The following table sets forth our Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Fiscal Year
	2024	2023	2022
Revenues	100.0%	100.0%	100.0%
Cost of revenues	46.6	41.1	37.3
Gross profit	53.4	58.9	62.7
Operating expenses:
Research and development	56.9	43.2	32.5
Selling, general and administrative	24.9	18.8	18.6
Operating expenses	81.7	62.0	51.1
Operating income (loss)	(28.3)	(3.1)	11.6
Other income (expense):
Interest income and other, net	2.1	2.4	1.4
Interest expense	(0.2)	(0.7)	(0.6)
Income (loss) before income taxes	(26.5)	(1.3)	12.4
Provision for income taxes	6.2	1.0	3.8
Equity-method earnings (loss)	—	(2.0)	0.3
Net income (loss)	(32.7)%	(4.4)%	8.9%
Comparison of Fiscal 2024 to Fiscal 2023
Revenues

	Fiscal Year
(in millions)	2024	2023	Change	% Change
Industrial & Commercial	$338.5	$496.6	$(158.1)	(31.8)%
Home & Life	245.9	285.7	(39.8)	(13.9)%
	$584.4	$782.3	$(197.9)	(25.3)%
The decrease in revenues in fiscal 2024 was due to decreased revenues of $158.1 million from our Industrial & Commercial products and $39.8 million from our Home & Life products. Unit volumes and average selling prices of our products decreased compared to fiscal 2023. The weakness in the overall demand environment for our customers’ products we experienced in the second half of fiscal 2023 continued into fiscal 2024 as customers sought to reduce inventory levels that had become elevated as a result of the supply chain disruptions during fiscal 2021 and 2022. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, customer mix, pricing decisions, and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Fiscal Year
(in millions)	2024	2023	Change
Gross profit	$312.2	$460.6	$(148.4)
Gross margin	53.4%	58.9%	(5.5)%
Gross profit decreased in fiscal 2024 due primarily as a result of a decrease in revenues in the period. Gross margin decreased primarily due to variations in customer and product mix, with the percentage of revenues attributed to direct customers increasing as compared to revenue from distributors in fiscal 2024.
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
Research and Development

	Fiscal Year
(in millions)	2024	2023	Change	% Change
Research and development	$332.2	$337.7	$(5.5)	(1.6)%
Percent of revenue	56.9%	43.2%
The decrease in research and development expense in fiscal 2024 was primarily due to a decrease of $7.2 million for personnel-related expenses as a result of our workforce reductions implemented in the fourth quarter of fiscal 2023. Other decreases to research and development expense in fiscal 2024 were $2.3 million for the amortization of intangible assets, $2.0 million for technical services, and $1.4 million for IT-related costs, partially offset by an increase of $7.8 million in software expense. The increase in research and development expense as a percent of revenues in fiscal 2024 was due to our decreased revenues.
Selling, General and Administrative

	Fiscal Year
(in millions)	2024	2023	Change	% Change
Selling, general and administrative	$145.5	$147.0	$(1.5)	(1.0)%
Percent of revenue	24.9%	18.8%
The decrease in selling, general and administrative expense in fiscal 2024 was primarily due to a $2.0 million decrease in outside services, a $1.4 million decrease in IT-related costs, and a $0.8 million decrease in occupancy costs, partially offset by a $2.9 million increase in personnel-related costs. The increase in selling, general and administrative expense as a percent of revenues in fiscal 2024 was due to our decreased revenues.
Interest Income and Other, Net
Interest income and other, net in fiscal 2024 was $12.0 million compared to $19.2 million in fiscal 2023. The decrease in interest income and other, net in fiscal 2024 was primarily due to lower interest-bearing investment balances as a result of the sale of investments to fund the settlement of our 2025 convertible senior notes in the second quarter of fiscal 2023, stock repurchases in the first three quarters of fiscal 2023, and repayment of borrowing from our credit facility in the third quarter of fiscal 2023.

Interest Expense
Interest expense in fiscal 2024 was $1.3 million compared to $5.6 million in fiscal 2023. The decrease was primarily due to the settlement of our 2025 convertible senior notes in the second quarter of fiscal 2023.
Provision for Income Taxes

	Fiscal Year
(in millions)	2024	2023	Change
Provision for income taxes	$36.2	$7.9	$28.3
Effective tax rate	(23.4)%	(29.9)%
The increase in the provision for income taxes for fiscal 2024 as compared to fiscal 2023 was primarily due to the establishment of a valuation allowance against the majority of our U.S. and Singapore deferred tax assets during the second quarter of fiscal 2024. There is a need for a valuation allowance in the U.S. and Singapore due to a forecasted three-year cumulative pre-tax loss for the current and two preceding years in conjunction with the recent downturn in the semiconductor industry. We intend to maintain the valuation allowance until sufficient future sources of taxable income are forecasted to realize the benefit of the deferred tax assets.
Equity-method Loss
Equity-method loss in fiscal 2023 was $16.0 million. Our equity-method investment was sold in the fourth quarter of fiscal 2023.
Liquidity and Capital Resources
Our principal sources of liquidity as of December 28, 2024 consisted of $382.2 million in cash, cash equivalents and short-term investments, of which $194.1 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include U.S. government securities; corporate debt securities, which include asset-backed securities, corporate bonds, and Yankee bonds; and money market funds.
Operating Activities
Net cash used in operating activities was $13.9 million during fiscal 2024, compared to net cash used in operating activities of $30.3 million during fiscal 2023. Operating cash flows during fiscal 2024 reflect our net loss of $191.0 million, adjustments of $139.6 million for depreciation, amortization, stock-based compensation, and deferred income taxes, and a net cash inflow of $37.5 million due to changes in our operating assets and liabilities.
Accounts receivable increased to $54.5 million at December 28, 2024 from $29.3 million at December 30, 2023. The increase in accounts receivable resulted primarily from an increase in shipments during the last quarter of fiscal 2024 compared to the last quarter of fiscal 2023. Our DSO was 29 days at December 28, 2024 and 30 days at December 30, 2023.
Inventory decreased to $105.6 million at December 28, 2024 from $194.3 million at December 30, 2023, due to an intentional reduction of inventory holding levels in response to reduced demand. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 125 days at December 28, 2024 and 407 days at December 30, 2023.
Investing Activities
Net cash provided by investing activities was $113.1 million during fiscal 2024, compared to $469.8 million during fiscal 2023. The decrease in cash inflows was principally due to a decrease in cash provided by net purchases, sales, and maturities of marketable securities of $380.1 million in fiscal 2024.

Financing Activities
Net cash used in financing activities was $45.1 million during fiscal 2024, compared to $711.9 million during fiscal 2023. The decrease in cash outflows was principally due to $571.2 million in debt repayments and $217.1 million for repurchases of common stock, partially offset by $80.0 million in proceeds from our revolving line of credit, in fiscal 2023.
Debt
As of December 28, 2024, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. As of December 28, 2024, no amounts were outstanding on the revolving credit facility. We were granted a waiver of compliance for the minimum interest coverage ratio through March 29, 2025. In the event we are not able to achieve compliance by the end of the waiver period, we may need to amend the covenant or obtain an additional waiver in order to access the revolving credit facility.
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
Contractual Obligations
Our purchase obligations primarily include contractual arrangements in the form of purchase orders and purchase commitments with suppliers. As of December 28, 2024, such purchase obligations were $39.5 million. For a description of other contractual obligations, see Note 9, Debt, and Note 10, Leases, to the Consolidated Financial Statements.
Comparison of Fiscal 2023 to Fiscal 2022
A discussion of changes in our results of operations and liquidity and capital resources from fiscal 2022 to fiscal 2023 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the Securities and Exchange Commission on February 20, 2024.
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
Income taxes – We are required to calculate income taxes in each of the jurisdictions in which we operate. This process involves calculating the actual current tax liability together with assessing temporary differences in recognition of income (loss) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. Evaluating the need for a valuation allowance for deferred tax assets requires analysis of all positive and negative evidence available, including recent earnings history and taxable income in recent years, reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies to determine whether all or some portion of the deferred tax assets will not be realized. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Judgment is inherent in this process, and differences between the estimated and actual taxable income could result in a material impact on our Consolidated Financial Statements.
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
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
Interest Income
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objective is the preservation of investment capital. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of December 28, 2024 would decrease our future annual interest income by approximately $3.0 million. A 100 basis point decline in yield on our investment portfolio holdings as of December 30, 2023 would decrease our future annual interest income by approximately $3.6 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.
Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of December 28, 2024. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.
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
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 28, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended December 28, 2024 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, other than the remediation efforts of the material weakness discussed below.
Remediation of Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 30, 2023 filed with the SEC, our management, including our CEO and CFO, identified deficiencies in our internal control over financial reporting that we believe rose to the level of a material weakness. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness did not result in any material errors.
To address the material weakness related to undue reliance on forecasted inventory demand information used in determining inventory carrying value adjustments, we completed the following:
•Evaluated and reassessed the design of our inventory valuation methods, including key assumptions used in the determination of the net realizable value of our inventory;
•Designed and implemented enhanced controls and documentation requirements during the quarter ended December 28, 2024 that support the completeness and accuracy of data used in the inventory valuation assessment;
•Formalized management’s review and assessment of information used in the inventory valuation assessment; and
•Refined the critical assumptions to be used in the inventory valuation assessment, including demand forecast information, historical results, market conditions, and aging of inventory.

During the quarter ended December 28, 2024, we successfully completed the testing necessary to conclude that this material weakness has been remediated.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on our assessment we concluded that, as of December 28, 2024, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. This report appears on page F-3.
Item 9B.     Other Information
Rule 10b5-1 Trading Arrangements
The following table describes contracts, instructions, or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) entered into or terminated during the quarter ended December 28, 2024 by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act). There were no non-Rule 10b5-1 trading arrangements entered into or terminated by our directors and officers during the quarter ended December 28, 2024.

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
R. Matthew Johnson President & CEO	November 27, 2024	Expires June 02, 2025	58,820[1]
(1)Represents the total number of shares that may be sold under the trading arrangement, which includes shares underlying restricted stock units (“RSUs”) and performance share units (“PSUs”). The actual number of shares sold may be less based on tax withholdings and performance and vesting conditions of the awards.
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
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 11.     Executive Compensation
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 14.     Principal Accounting Fees and Services
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

Part IV
Item 15.     Exhibits and Financial Statement Schedules
(a)1. Financial Statements
2.Schedules
All schedules have been omitted since the information required by the schedule is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.
3.Exhibits
The exhibits listed on the accompanying index to exhibits immediately following the Consolidated Financial Statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.
(b)Exhibits
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

3.2*	Fifth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on February 3, 2021).
4.1*	Description of Registrant’s Securities Registered under Section 12 of the Exchange Act (filed as Exhibit 4.7 to the Form 10 - K filed on February 1, 2023).

Exhibit Number
10.1*+	Form of Indemnification Agreement between Silicon Laboratories Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the IPO Registration Statement).
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

10.11*+	Silicon Laboratories Inc. Form of Executive Severance Agreement (filed as Exhibit 10.2 to the Form 8-K filed on May 17, 2021).
10.12*+
Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.3 to the Form 8-K filed on May 17, 2021).

10.13*+	Silicon Laboratories Inc. 2009 Stock Incentive Plan (As Amended and Restated on April 22, 2021) (filed as Exhibit 4.3 to the Form S-8 filed on May 5, 2021).
10.14*+	Silicon Laboratories Inc. 2009 Employee Stock Purchase Plan (As Amended and Restated on April 22, 2021) (filed as Exhibit 4.4 to the Form S-8 filed on May 5, 2021).
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

10.17*+
Fifth Amendment to Credit Agreement, dated June 30, 2023, by and among Silicon Laboratories Inc., the subsidiaries of the borrower identified therein, Wells Fargo Bank, National Association and the lenders party thereto (filed as Exhibit 10.1 to the Form 8-K filed on July 3, 2023).

10.18*+
Silicon Laboratories Inc. Form of Performance Stock Units Grant Notice and Global PSU Award Agreement under Registrant’s 2009 Stock Incentive Plan, as amended and restated (filed as Exhibit 10.19 to the Form 10-K filed on February 20, 2024).

Exhibit Number
19	Insider Trading Policy.
21	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney (included on signature page to this Form 10-K).
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97 to the Form 10-K filed on February 20, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________________________________________
*Incorporated herein by reference to the indicated filing.
+Management contract or compensatory plan or arrangement
Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 4, 2025.

SILICON LABORATORIES INC.

By:	/s/ R. Matthew Johnson
R. Matthew Johnson
President and
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Matthew Johnson and Dean Butler and each of them, acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Navdeep S. Sooch	Chairman of the Board	February 4, 2025
Navdeep S. Sooch

/s/ R. Matthew Johnson	President, Chief Executive Officer and Director	February 4, 2025
R. Matthew Johnson	(Principal Executive Officer)

/s/ Dean Butler	Senior Vice President and Chief Financial Officer	February 4, 2025
Dean Butler	(Principal Financial Officer)

/s/ Mark D. Mauldin	Chief Accounting Officer	February 4, 2025
Mark D. Mauldin	(Principal Accounting Officer)

/s/ William G. Bock	Director	February 4, 2025
William G. Bock

/s/ Gregg Lowe	Director	February 4, 2025
Gregg Lowe

/s/ Sherri Luther	Director	February 4, 2025
Sherri Luther

/s/ Nina Richardson	Director	February 4, 2025
Nina Richardson

/s/ Sumit Sadana	Director	February 4, 2025
Sumit Sadana

/s/ Christy Wyatt	Director	February 4, 2025
Christy Wyatt

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Silicon Laboratories Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silicon Laboratories Inc. (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 4, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

Description of the matter
At December 28, 2024, the Company’s net inventory balance was $105.6 million. As discussed in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost, determined using the first-in, first-out method, or net realizable value. The Company writes down the carrying value of inventory to net realizable value if it is obsolete or if quantities are in excess of projected customer demand.
Auditing management’s estimates of excess and obsolete inventory was challenging because the estimate is judgmental and considers a number of factors that are affected by market and economic conditions that are outside of the Company’s control. In particular, excess and obsolete inventory calculations are sensitive to significant assumptions that relate to projected customer demand for the Company’s products.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s inventory valuation process for inventory. This included assessing management’s basis for developing the significant assumptions for projected customer demand.
Our audit procedures included, among others, evaluating the significant assumptions stated above and the underlying data used in management’s excess and obsolete inventory assessment. We evaluated inventory levels compared to projected customer demand and historical sales with an incremental focus on product groups subject to a longer demand horizon. We assessed the accuracy of historical forecasts underlying management’s estimates and performed sensitivity analyses over the significant assumptions used by management to evaluate necessary changes in inventory valuation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1996. Austin, Texas February 4, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Silicon Laboratories Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Silicon Laboratories Inc.’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Silicon Laboratories Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and our report dated February 4, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Austin, Texas February 4, 2025

Silicon Laboratories Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$281,607	$227,504
Short-term investments	100,554	211,720
Accounts receivable, net	54,479	29,295
Inventories	105,639	194,295
Prepaid expenses and other current assets	59,754	75,117
Total current assets	602,033	737,931
Property and equipment, net	132,136	145,890
Goodwill	376,389	376,389
Other intangible assets, net	36,499	59,533
Other assets, net	75,617	123,313
Total assets	$1,222,674	$1,443,056
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,448	$57,498
Revolving line of credit	—	45,000
Deferred revenue and returns liability	3,073	2,117
Other current liabilities	52,362	58,955
Total current liabilities	97,883	163,570
Other non-current liabilities	44,770	70,804
Total liabilities	142,653	234,374
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 32,458 and 31,897 shares issued and outstanding at December 28, 2024 and December 30, 2023, respectively	3	3
Additional paid-in capital	78,227	16,973
Retained earnings	1,001,721	1,192,731
Accumulated other comprehensive income (loss)	70	(1,025)
Total stockholders’ equity	1,080,021	1,208,682
Total liabilities and stockholders’ equity	$1,222,674	$1,443,056
The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Revenues	$584,386	$782,258	$1,024,106
Cost of revenues	272,198	321,672	381,549
Gross profit	312,188	460,586	642,557
Operating expenses:
Research and development	332,225	337,744	332,326
Selling, general and administrative	145,453	146,996	190,971
Operating expenses	477,678	484,740	523,297
Operating income (loss)	(165,490)	(24,154)	119,260
Other income (expense):
Interest income and other, net	11,987	19,165	13,915
Interest expense	(1,310)	(5,554)	(6,723)
Income (loss) before income taxes	(154,813)	(10,543)	126,452
Provision for income taxes	36,197	7,943	38,450
Equity-method earnings (loss)	—	(16,030)	3,400

Net income (loss)	$(191,010)	$(34,516)	$91,402

Earnings (loss) per share:
Basic	$(5.93)	$(1.09)	$2.61
Diluted	$(5.93)	$(1.09)	$2.54

Weighted-average common shares outstanding:
Basic	32,191	31,804	35,086
Diluted	32,191	31,804	36,042
The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net income (loss)	$(191,010)	$(34,516)	$91,402
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	1,277	7,709	(12,562)
Reclassification for losses included in net income (loss)	41	4,596	2,088

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	684	210	(4,110)
Reclassification for losses (gains) included in net income (loss)	(644)	(250)	4,110
Other comprehensive income (loss), before tax	1,358	12,265	(10,474)

Provision (benefit) for income taxes	263	2,602	(2,205)

Other comprehensive income (loss)	1,095	9,663	(8,269)

Comprehensive income (loss)	$(189,915)	$(24,853)	$83,133
The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of January 1, 2022	38,481	$4	$—	$2,214,839	$(2,419)	$2,212,424

Cumulative effect of adoption of accounting standard	—	—	—	(59,963)	—	(59,963)
Net income	—	—	—	91,402	—	91,402
Other comprehensive loss	—	—	—	—	(8,269)	(8,269)
Stock issuances, net of shares withheld for taxes	387	—	(3,608)	—	—	(3,608)
Repurchases of common stock	(6,874)	(1)	(56,968)	(830,585)	—	(887,554)
Stock-based compensation	—	—	60,576	—	—	60,576
Balance as of December 31, 2022	31,994	3	—	1,415,693	(10,688)	1,405,008

Net loss	—	—	—	(34,516)	—	(34,516)
Other comprehensive income	—	—	—	—	9,663	9,663
Stock issuances, net of shares withheld for taxes	505	—	(3,577)	—	—	(3,577)
Repurchases of common stock	(1,522)	—	(24,578)	(188,446)	—	(213,024)
Stock-based compensation	—	—	48,688	—	—	48,688
Convertible debt activity	920	—	(3,560)	—	—	(3,560)
Balance as of December 30, 2023	31,897	3	16,973	1,192,731	(1,025)	1,208,682

Net loss	—	—	—	(191,010)	—	(191,010)
Other comprehensive income	—	—	—	—	1,095	1,095
Stock issuances, net of shares withheld for taxes	561	—	(88)	—	—	(88)
Stock-based compensation	—	—	61,342	—	—	61,342
Balance as of December 28, 2024	32,458	$3	$78,227	$1,001,721	$70	$1,080,021
The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Operating Activities
Net income (loss)	$(191,010)	$(34,516)	$91,402
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation of property and equipment	25,551	25,707	22,524
Amortization of other intangible assets	23,034	25,374	34,071
Amortization of debt discount and debt issuance costs	—	960	2,003
Loss on extinguishment of convertible debt	—	—	3
Stock-based compensation expense	61,503	48,208	60,510
Equity-method loss (earnings)	—	16,030	(3,400)
Deferred income taxes	29,470	(11,815)	(18,240)
Changes in operating assets and liabilities:
Accounts receivable	(25,184)	42,142	26,876
Inventories	88,494	(93,398)	(51,044)
Prepaid expenses and other assets	27,362	(10,733)	(31,240)
Accounts payable	(15,155)	(25,644)	36,797
Other current liabilities and income taxes	(21,768)	(37,793)	(12,738)
Deferred revenue and returns liability	956	(4,663)	(7,069)
Other non-current liabilities	(17,163)	29,793	(9,181)
Net cash provided by (used in) operating activities of continuing operations	(13,910)	(30,348)	141,274

Investing Activities
Purchases of marketable securities	(73,602)	(103,485)	(607,237)
Sales of marketable securities	54,227	395,565	223,354
Maturities of marketable securities	131,858	200,530	650,946
Purchases of property and equipment	(11,748)	(22,282)	(26,525)
Proceeds from sale of equity investment	12,382	—	—
Purchases of other assets	—	(520)	—
Net cash provided by investing activities of continuing operations	113,117	469,808	240,538

Financing Activities
Proceeds from issuance of debt	—	80,000	—
Payments on debt	(45,000)	(571,157)	(21)
Repurchases of common stock	(16)	(217,137)	(883,424)
Payment of taxes withheld for vested stock awards	(16,434)	(18,189)	(15,387)
Proceeds from the issuance of common stock	16,346	14,612	11,779
Net cash used in financing activities of continuing operations	(45,104)	(711,871)	(887,053)

Discontinued Operations
Operating activities	—	—	(69,467)
Net cash used in discontinued operations	—	—	(69,467)

Increase (decrease) in cash and cash equivalents	54,103	(272,411)	(574,708)
Cash and cash equivalents at beginning of period	227,504	499,915	1,074,623
Cash and cash equivalents at end of period	$281,607	$227,504	$499,915

Supplemental Disclosure of Cash Flow Information:
Interest paid	$988	$4,471	$4,427
Income taxes paid	$19,120	$31,713	$132,005
Noncash financing activities:
Issuance of common stock in connection with settlement of convertible debt	$—	$148,487	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements
December 28, 2024
1. Description of Business
Silicon Laboratories Inc. (the “Company”), a Delaware corporation, is a leader in secure, intelligent wireless technology for a more connected world. Our integrated hardware and software platform, intuitive development tools, industry-leading ecosystem, and robust support help customers build advanced industrial, commercial, home, and life applications. The Company provides analog-intensive, mixed-signal solutions for use in a variety of electronic products in a broad range of applications for the Internet of Things (“IoT”) including connected home and security, industrial automation and control, smart metering, smart lighting, commercial building automation, consumer electronics, asset tracking, and medical instrumentation. Within the semiconductor industry, the Company is known as a “fabless” company meaning that the integrated circuits (“ICs”) incorporated in its products are manufactured by third-party foundry semiconductor companies.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 30. Fiscal 2024, 2023, and 2022 had 52 weeks. Fiscal 2024, 2023 and 2022 ended on December 28, 2024, December 30, 2023, and December 31, 2022, respectively. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
December 28, 2024
2. Significant Accounting Policies (Continued)
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and money market funds.
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
December 28, 2024
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
Government Incentives
Incentives provided by government entities are recognized when we have reasonable assurance that we will comply with the conditions of the incentive, if any, and that the incentive will be received. Incentives for specific operating activities are recognized as a reduction to expense in the same line item on the Consolidated Statements of Operations as the expenditure for which the incentive is intended to compensate. Incentives related to the acquisition or construction of fixed assets are recognized as a reduction to property, plant and equipment within the Consolidated Balance Sheets and a reduction to depreciation expense over the useful life of the corresponding acquired asset.
The Company receives incentives from governmental agencies in Singapore, France, and Canada, principally in the form of cash grants and refundable tax credits. As of December 28, 2024, the Company recognized receivables of $5.2 million in Prepaid expenses and other current assets and $4.9 million in Other assets, net.
In fiscal 2024, Cost of revenues and Research and development benefited by $0.7 million and $4.0 million, respectively, from a reduction in depreciation expense and operating-related incentives, and property, plant and equipment was reduced by $1.1 million from government incentives related to capital expenditures.
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
Long-Lived Assets
Purchased intangible assets are stated at cost, net of accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, ranging from seven to twelve years. Fair values are determined primarily using the income approach, in which the Company projects future expected cash flows and applies an appropriate discount rate.
Long-lived assets “held and used” by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
2. Significant Accounting Policies (Continued)
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
The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Variable consideration primarily includes sales made to distributors under agreements allowing for credits to be issued to the distributor due to price protection and certain rights of return, referred to as stock rotation. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. The estimate is based on information available to the Company, including recent sales activity and pricing data. The Company applies a constraint to its variable consideration estimate which considers both the likelihood of a return and the amount of a potential price concession. Variable consideration that does not meet revenue recognition criteria is deferred. The Company records a right of return asset in prepaid expenses and other current assets for the costs of distributor inventory not meeting revenue recognition criteria. A corresponding deferred revenue and returns liability amount is recorded for unrecognized revenue associated with such costs. The Company’s products carry a one-year replacement warranty. Payments are typically due within 30 days of invoicing and do not include a significant financing component.
Shipping and Handling
Shipping and handling costs are classified as a component of cost of revenues in the Consolidated Statements of Operations.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
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
Adoption of New Accounting Standard
The Company adopted FASB ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures on December 28, 2024. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The requirements of this ASU are disclosure-related and did not have an impact on the Company’s consolidated financial position and results of operations. See Note 17, Segment Information, for the updated segment disclosures as a result of adopting this ASU.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. As the requirements of this ASU are disclosure-related, the adoption

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
2. Significant Accounting Policies (Continued)
will not have an impact on the Company’s consolidated financial position and results of operations. The Company is currently evaluating the impact of this update on its income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The prescribed categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. This authoritative guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
3. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net income (loss)	$(191,010)	$(34,516)	$91,402

Shares used in computing basic earnings (loss) per share	32,191	31,804	35,086

Effect of dilutive securities:
Stock-based awards and convertible debt	—	—	956
Shares used in computing diluted earnings (loss) per share	32,191	31,804	36,042

Earnings (loss) per share:
Basic	$(5.93)	$(1.09)	$2.61
Diluted	$(5.93)	$(1.09)	$2.54
In periods where the Company reports net income, diluted earnings per share was computed using the treasury stock method for stock-based awards and the if-converted method for convertible debt. Diluted shares for fiscal 2024 excluded 0.2 million shares and fiscal 2023 excluded 0.9 million shares due to the Company’s net loss for the periods.
The Company irrevocably elected to settle the principal amount of its 0.625% convertible senior notes due 2025 (the “2025 Notes”) in cash and any excess value in shares in the event of a conversion. In June 2023, the Company paid $535.0 million in cash and issued 0.9 million shares of common stock in connection with the conversions and redemptions of the 2025 Notes. For fiscal 2022, approximately 0.6 million shares were included in the denominator for the calculation of diluted earnings per share (related to the not yet converted or redeemed 2025 Notes.) Securities that were anti-dilutive were insignificant and were excluded from the computation of diluted earnings per share in all periods presented.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024

4. Fair Value of Financial Instruments
The following summarizes the valuation of the Company’s financial instruments (in thousands). The tables do not include either cash on hand or assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 28, 2024 Using		Total
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$188,057	$—	$188,057
Total cash equivalents	$188,057	$—	$188,057

Short-term investments:
Corporate debt securities	$—	$13,514	$13,514
Government debt securities	—	87,040	87,040
Total short-term investments	$—	$100,554	$100,554

Total	$188,057	$100,554	$288,611

	Fair Value Measurements at December 30, 2023 Using		Total
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents:
Money market funds	$137,195	$—	$137,195
Total cash equivalents	$137,195	$—	$137,195

Short-term investments:
Corporate debt securities	$—	$130,047	$130,047
Government debt securities	—	81,673	81,673
Total short-term investments	$—	$211,720	$211,720

Total	$137,195	$211,720	$348,915
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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
4. Fair Value of Financial Instruments (Continued)
The following summarizes the components of available-for-sale investments:

					Reported As
As of December 28, 2024	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$13,517	$12	$(15)	$13,514	$—	$13,514
Government debt securities	86,949	141	(49)	87,040	—	87,040
Money market funds	188,057	—	—	188,057	188,057	—
Total	$288,523	$153	$(64)	$288,611	$188,057	$100,554

					Reported As
As of December 30, 2023	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$130,858	$69	$(880)	$130,047	$—	$130,047
Government debt securities	82,091	137	(555)	81,673	—	81,673
Money market funds	137,195	—	—	137,195	137,195	—
Total	$350,144	$206	$(1,435)	$348,915	$137,195	$211,720
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive loss in the Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at December 28, 2024 (in thousands):

	Cost	Fair Value
Due in one year or less	$44,953	$45,009
Due after one year through five years	55,513	55,546
	$100,466	$100,554

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
4. Fair Value of Financial Instruments (Continued)
Unrealized Gains and Losses
The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of December 28, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$—	$—	$4,187	$(15)	$4,187	$(15)
Government debt securities	26,318	(49)	—	—	26,318	(49)
	$26,318	$(49)	$4,187	$(15)	$30,505	$(64)

	Less Than 12 Months		12 Months or Greater		Total
As of December 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$12,449	$(13)	$95,760	$(867)	$108,209	$(880)
Government debt securities	28,255	(115)	31,122	(440)	59,377	(555)
	$40,704	$(128)	$126,882	$(1,307)	$167,586	$(1,435)
The gross unrealized losses as of December 28, 2024 and December 30, 2023 were due primarily to changes in market interest rates.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of December 28, 2024, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
At December 28, 2024 and December 30, 2023, there were no material unrealized gains associated with the Company’s available-for-sale investments.
Fair values of other financial instruments
Prior to its conversion or redemption in June 2023, the Company’s debt was recorded at cost, but measured at fair value for disclosure purposes. The fair value of the Company’s 2025 Notes was determined using observable market prices. The notes were traded in less active markets and were therefore classified as a Level 2 fair value measurement. No notes were outstanding as of December 28, 2024.
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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
5. Derivative Financial Instruments (Continued)
Cash Flow Hedges
Foreign Currency Forward Contracts
The Company may use foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction is recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive income (loss) may be recognized in the Consolidated Statement of Operations based on an assessment of the contracts at the time of termination. As of December 28, 2024, the Company held no such foreign currency forward contracts. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) into earnings were not material for any of the periods presented.
6. Supplemental Information
The following tables show the details of selected Consolidated Balance Sheet items (in thousands):
Inventories

	December 28, 2024	December 30, 2023
Work in progress	$83,562	$173,802
Finished goods	22,077	20,493
	$105,639	$194,295
Property and Equipment

	December 28, 2024	December 30, 2023
Buildings and improvements	$131,098	$130,482
Equipment	72,385	68,703
Computers and purchased software	51,940	51,755
Leasehold interest in ground leases	23,840	23,840
Leasehold improvements	15,030	14,971
Furniture and fixtures	10,265	9,574
	304,558	299,325
Accumulated depreciation	(172,422)	(153,435)
	$132,136	$145,890

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
6. Supplemental Information (Continued)
Other Current Liabilities

	December 28, 2024	December 30, 2023
Accrued compensation and benefits	$18,599	$16,891
Income taxes payable	8,681	6,133
Other	25,082	35,931
	$52,362	$58,955
Other Non-Current Liabilities

	December 28, 2024	December 30, 2023
Lease liability – non-current	$15,549	$19,830
Other	29,221	50,974
	$44,770	$70,804
7. Risks and Uncertainties
Financial Instruments
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investments, accounts receivable and derivatives. The Company places its cash equivalents and investments primarily in money market funds, corporate bonds, U.S. government securities, asset-back securities, and Yankee bonds. Concentrations of credit risk with respect to accounts receivable are primarily due to customers with large outstanding balances. The Company’s customers that accounted for greater than 10% of accounts receivable consisted of the following:

	December 28, 2024	December 30, 2023
Customer A	19%	*
Customer B	17%	*
Customer C	*	13%
____________________________________________
*Less than 10% of accounts receivable
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
Distributor Advances
On sales to distributors, the Company’s payment terms often require the distributor to initially pay amounts owed to the Company for an amount in excess of their ultimate cost. The Company’s sales price to its distributors may be higher than the amount that the distributors will ultimately owe the Company because distributors often negotiate price reductions

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
7. Risks and Uncertainties (Continued)
after purchasing the product from the Company and such reductions are often significant. These negotiated price discounts are not granted until the distributor sells the product to the end customer, which may occur after the distributor has paid the original invoice amount to the Company. Payment of invoices prior to receiving an associated discount can have an adverse impact on the working capital of the Company’s distributors. Accordingly, the Company has entered into agreements with certain distributors whereby it advances cash to the distributors to reduce the distributor’s working capital requirements. The advance amounts are based on the distributor’s inventory balance and are adjusted quarterly. Such amounts are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheet. The terms of these advances are set forth in binding legal agreements and are unsecured, bear no interest on unsettled balances and are due upon demand. The agreements governing these advances can be cancelled by the Company at any time.
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
Customers
The Company sells directly to end customers, distributors and contract manufacturers. Although the Company actually sells the products to, and is paid by, distributors and contract manufacturers, the Company refers to the end customer as its customer. None of the Company’s end customers accounted for greater than 10% of revenue during fiscal 2024, 2023 or 2022. The Company’s distributors that accounted for greater than 10% of revenue consisted of the following:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Arrow Electronics	27%	34%	33%
Edom Technology	16%	15%	17%
8. Other Intangible Assets, Net
The gross carrying amount and accumulated amortization of other intangible assets, net are as follows (in thousands):

	Weighted-Average Amortization Period (Years)	December 28, 2024		December 30, 2023
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Developed technology	8	$189,987	$(153,488)	$211,217	$(151,722)
Trademarks	12	910	(910)	910	(872)
Total intangible assets	8	$190,897	$(154,398)	$212,127	$(152,594)

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
8. Other Intangible Assets, Net (Continued)
The following table presents details of intangible asset amortization expense recognized in the Consolidated Statements of Operations (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Research and development	$22,996	$25,298	$28,962
Selling, general and administrative	38	76	5,109
	$23,034	$25,374	$34,071
The estimated aggregate amortization expense for intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year
2025	$13,369
2026	9,178
2027	9,178
2028	4,039
2029	735
9. Debt
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
The Company was granted a waiver of compliance for the minimum interest coverage ratio through March 29, 2025. Based on the waiver, as of December 28, 2024, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of December 28, 2024, no amounts were outstanding on the credit facility.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
10. Leases
The Company leases certain facilities under operating lease agreements that expire at various dates through 2031. Some of these arrangements contain renewal options and require the Company to pay taxes, insurance and maintenance costs. Lease costs for operating leases were $7.7 million, $7.8 million and $7.3 million during fiscal 2024, 2023 and 2022, respectively.
Supplemental Lease Information

Balance Sheet Information (in thousands)	Consolidated Balance Sheet Classification	December 28, 2024	December 30, 2023
Operating lease right-of-use assets	Other assets, net	$21,535	$26,740
Operating lease liabilities	Other current liabilities	$5,878	$7,185
Operating lease liabilities	Other non-current liabilities	$15,549	$19,830

	Year Ended
Cash Flow Information (in thousands)	December 28, 2024	December 30, 2023
Cash paid for operating lease liabilities	$7,883	$7,487
Right-of-use assets obtained in exchange for operating lease obligations	$13,867	$534

Operating Lease Information	December 28, 2024	December 30, 2023
Weighted-average remaining lease term	5.3 years	5.4 years
Weighted-average discount rate	4.87%	4.72%
The maturities of operating lease liabilities as of December 28, 2024 were as follows (in thousands):

Fiscal Year
2025	$6,488
2026	5,718
2027	4,793
2028	3,706
2029	3,654
Thereafter	5,663
Total lease payments	30,022
Less imputed interest	(8,595)
Total lease liabilities	$21,427
Lease income
The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $2.8 million, $3.1 million and $6.2 million during fiscal 2024, 2023 and 2022, respectively.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
10. Leases (Continued)
Maturities of lease income as of December 28, 2024 were as follows (in thousands):

Fiscal Year
2025	$1,939
2026	1,322
2027	439
2028	452
2029	233
Thereafter	—
11. Commitments and Contingencies
Litigation
The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on its Consolidated Financial Statements.
12. Share Repurchases
The Company repurchased 1.5 million shares and 6.9 million shares of its common stock for $213.0 million and $887.6 million during fiscal 2023 and 2022, respectively. There were no share repurchases in fiscal 2024.
13. Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Industrial & Commercial	$338,528	$496,578	$573,725
Home & Life	245,858	285,680	450,381
	$584,386	$782,258	$1,024,106
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During fiscal 2024 and 2023, the impact of revenue related to performance obligations that were satisfied in previous reporting periods was insignificant. The Company recognized revenue of $30.1 million during fiscal 2022 from performance obligations that were satisfied in previous reporting periods. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Distributors	$393,148	$611,332	$829,373
Direct customers	191,238	170,926	194,733
	$584,386	$782,258	$1,024,106

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
14. Stock-Based Compensation
The Company has two active stock plans, the 2009 Stock Incentive Plan (the “2009 Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) that have been amended and approved by shareholders from time to time.
•The 2009 Plan allows for grants of stock options, stock appreciation rights, performance shares, performance stock units, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance-based stock units (“PSUs”) and other awards (collectively, “awards”). All awards deduct one share from the 2009 Plan shares available for issuance for each share granted. Awards granted under the 2009 Plan contain vesting provisions mostly ranging from three to four years. To the extent awards granted under the 2009 Plan terminate, expire, or lapse for any reason, or are settled in cash, shares subject to such awards will again be available for grant.
•The 2009 ESPP allows eligible employees to purchase a limited number of shares of the Company’s common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period is comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 27 months.
2009 Plan
The Company granted to its employees 0.7 million, 0.5 million and 0.5 million shares of full value awards from the 2009 Plan during fiscal 2024, 2023 and 2022, respectively. Full value awards include RSUs, MSUs, and PSUs.
MSUs provide the rights to acquire a number of shares of common stock for no cash consideration based upon achievement of specified levels of market conditions. The requisite measurement period for these MSUs is also the vesting period, which is generally three years. MSUs granted in 2020 measured the relative performance of the total stockholders’ return of the Company against that of a selected benchmarked group of companies. The Company granted no MSUs in fiscal 2024, 2023 and 2022.
PSUs provide for the rights to acquire a number of shares of common stock for no cash consideration based upon the achievement of specified revenue or profitability objectives during the year. The requisite performance period of these PSUs is approximately three years from the date of grant. The Company granted 95,953, 85,554, and 52,078 PSUs in fiscal 2024, 2023, and 2022, respectively.
2009 ESPP
The rights to purchase common stock granted under the 2009 ESPP are intended to be treated as either (i) purchase rights granted under an “employee stock purchase plan,” as that term is defined in Section 423(b) of the Internal Revenue Code (the “423(b) Plan”), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the “Non-423(b) Plan”). The Company will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. During fiscal 2024, 2023 and 2022, the Company issued 173,000, 154,000, and 109,000 shares, respectively, under the 2009 ESPP to its employees. The weighted-average fair value for purchase rights granted in fiscal 2024 under the 2009 ESPP was $32.28 per share.
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

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
14. Stock-Based Compensation (Continued)
expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods.
The following table presents details of stock-based compensation costs recognized in the Consolidated Statements of Operations (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cost of revenues	$1,678	$906	$1,152
Research and development	40,393	35,491	32,860
Selling, general and administrative	19,431	11,812	26,498
	61,503	48,208	60,510
Income tax benefit	(8,557)	(6,230)	(5,980)
Total	$52,946	$41,978	$54,530
The Company recorded $0.6 million and $0.6 million of stock-based compensation charges during fiscal 2024 and 2023 respectively, in connection with the modification of certain equity awards. The modifications were pursuant to employee terminations. There were no other significant modifications made to any stock grants during fiscal 2024, 2023 or 2022.
The Company had approximately $104.3 million of total unrecognized compensation cost related to equity grants as of December 28, 2024 that is expected to be recognized over a weighted-average period of approximately 2.0 years. There were no significant stock-based compensation costs capitalized into assets in any of the periods presented.
Fair value assumptions and stock awards activity
The fair values estimated from the Black-Scholes option-pricing model for ESPP shares granted were calculated using the following assumptions:

	Year Ended
Employee Stock Purchase Plan	December 28, 2024	December 30, 2023	December 31, 2022
Expected volatility	45%	40%	44%
Risk-free interest rate %	4.39%	5.47%	3.18%
Expected term (in months)	9	9	9
Dividend yield	—	—	—

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
14. Stock-Based Compensation (Continued)
A summary of stock-based compensation activity with respect to fiscal 2024 follows:

Stock Options	Shares (000s)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 30, 2023	94	$39.03	2.12	$8,790
Exercised	76	$37.88		$6,063
Outstanding at December 28, 2024	18	$43.82	1.08	$1,534
Vested at December 28, 2024 and expected to vest	18	$43.82	1.08	$1,534
Exercisable at December 28, 2024	18	$43.82	1.08	$1,534

RSAs and RSUs	Shares (000s)	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 30, 2023	824	$138.95
Granted	605	$125.19
Vested or issued	(385)	$135.90
Cancelled or forfeited	(76)	$129.69
Outstanding at December 28, 2024	968	$132.26	1.22	$123,685

Outstanding at December 28, 2024 and expected to vest	887	$132.62	1.22	$113,354

PSUs and MSUs	Shares (000s)	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term (In Years)	Aggregate Intrinsic Value (000s)
Outstanding at December 30, 2023	245	$164.62
Granted	116	$138.22
Vested or issued	(55)	$165.27
Cancelled or forfeited	(71)	$143.51
Outstanding at December 28, 2024	235	$165.73	1.23	$30,069

Outstanding at December 28, 2024 and expected to vest	50	$139.69	1.23	$6,401
The following summarizes the Company’s weighted average fair value at the date of grant:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Per grant of RSAs and RSUs	$125.19	$137.11	$144.40
Per grant of PSUs and MSUs	$138.22	$188.45	$160.97

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
14. Stock-Based Compensation (Continued)
The following summarizes the Company’s stock-based payment and stock option values (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Intrinsic value of stock options exercised	$6,063	$2,162	$—
Intrinsic value of RSUs that vested	$49,008	$61,371	$57,621
Grant date fair value of RSUs that vested	$52,371	$53,088	$41,610
Intrinsic value of PSUs and MSUs that vested	$7,202	$5,163	$—
Grant date fair value of PSUs and MSUs that vested	$9,067	$3,037	$—
As of December 28, 2024, the Company had reserved shares of common stock for future issuance as follows (in thousands):

2009 Plan	1,522
2009 ESPP	818
Total shares reserved	2,340
15. Employee Benefit Plan
The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. The Company may make discretionary matching contributions as well as discretionary profit-sharing contributions to the 401(k) Plan. The Company contributed $3.0 million, $3.3 million and $3.2 million to the 401(k) Plan during fiscal 2024, 2023 and 2022, respectively.
16. Income Taxes
Income (loss), inclusive of equity-method earnings (loss) and before income taxes, includes the following components (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Domestic	$(33,032)	$(14,539)	$32,088
Foreign	(121,781)	(12,034)	97,764
	$(154,813)	$(26,573)	$129,852

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
16. Income Taxes (Continued)
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Current:
Domestic	$(252)	$3,291	$52,834
Foreign	6,978	15,599	3,856
Total Current	6,726	18,890	56,690
Deferred:
Domestic	29,745	(9,036)	(17,728)
Foreign	(274)	(1,911)	(512)
Total Deferred	29,471	(10,947)	(18,240)

Provision for income taxes	$36,197	$7,943	$38,450
The reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Federal statutory rate	21.0%	21.0%	21.0%
Foreign tax rate benefit	(9.2)	(33.2)	(6.2)
Current period valuation allowance	(18.9)	—	—
Change in prior period valuation allowance	(12.9)	(1.5)	(0.3)
GILTI and Subpart F income, net of foreign tax credits	(4.3)	(24.2)	16.5
(Nondeductible) nontaxable foreign items	(3.1)	(26.0)	4.5
(Nondeductible) nontaxable domestic items	(0.9)	(3.6)	0.7
Nondeductible officer compensation	(0.8)	1.3	2.0
Return to provision adjustments	(0.3)	16.5	(2.0)
State tax expense	—	(1.5)	1.2
Base erosion and anti-abuse tax	—	(7.4)	—
Other tax effects of equity compensation	0.1	1.1	(0.3)
Foreign withholding taxes	0.3	(2.2)	0.4
Excess tax benefit of stock-based compensation	0.6	4.0	(1.1)
Release of prior year unrecognized tax benefits	1.2	—	(0.4)
Research and development tax credits	4.2	26.9	(5.5)
Other	(0.4)	(1.1)	(0.9)
Effective tax rate	(23.4)%	(29.9)%	29.6%
The increase in the provision for income taxes for fiscal 2024 as compared to fiscal 2023 was primarily due to the establishment of a valuation allowance against the majority of the Company’s U.S. and Singapore deferred tax assets during the second quarter of fiscal 2024. The decrease in the provision for income taxes for fiscal 2023 was primarily due to decreases in pre-tax book income and global intangible low-taxed income inclusions as compared to fiscal 2022.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
16. Income Taxes (Continued)
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
Additionally, the Act required companies to pay a one-time transition tax on the earnings of certain foreign subsidiaries that were previously deferred from U.S. income tax under U.S. tax law. The Company elected to pay the transition tax over the eight-year period provided in the Act. As of December 28, 2024, the unpaid balance of its transition tax obligation was $7.9 million, which is payable in April 2025 and recorded as a component of other current liabilities in the Consolidated Balance Sheet.
Deferred Income Taxes
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. Significant components of the Company’s deferred taxes as of December 28, 2024 and December 30, 2023 were as follows (in thousands):

	December 28, 2024	December 30, 2023
Deferred tax assets:
Capitalized research and development	$28,613	$27,402
Tax credit carryforwards	23,100	13,303
Net operating loss carryforwards	17,484	6,911
Intangible assets	6,447	7,188
Leases	6,388	6,584
Deferred income on shipments to distributors	2,153	6,465
Accrued liabilities	2,063	2,859
Other	6,130	3,072
	92,378	73,784
Less: Valuation allowance	(60,760)	(10,530)
	31,618	63,254

Deferred tax liabilities:
Intangible assets	13,718	13,916
Fixed assets	6,812	8,353
Leases	6,053	6,238
Prepaid expenses and other	3,555	4,534
Stock-based compensation	1,001	—
	31,139	33,041
Net deferred tax assets (liabilities)	$479	$30,213
As of December 28, 2024, the Company had foreign net operating loss and research and development tax credit carryforwards of approximately $172.6 million and $0.4 million, respectively. The foreign net operating loss carryforward does not expire. The foreign research and development tax credits expire in fiscal years 2043 through 2044.
As of December 28, 2024, the Company had U.S. federal net operating loss, research and development tax credit and foreign tax credit carryforwards of approximately $10.2 million, $7.3 million and $3.7 million, respectively. All of the net

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
16. Income Taxes (Continued)
operating loss and $1.1 million of the research and development tax credit carryforwards are subject to an annual limit, which may cause them to expire before they are used. The net operating loss and research and development tax credit carryforwards that are subject to limitation expire in fiscal years 2026 through 2031, the remaining research and development tax credit carryforwards expire in fiscal year 2044, and the foreign tax credit carryforwards expire in fiscal years 2033 through 2034.
Additionally, the Company had state net operating loss and state research and development tax credit carryforwards of approximately $34.7 million and $13.7 million, respectively. Certain of these carryforwards expire in fiscal years 2025 through 2044, and others do not expire. Recognition of some of these loss and credit carryforwards is subject to an annual limit, which may cause them to expire before they are used.
A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The Company maintains a valuation allowance with respect to the majority of deferred tax assets in the U.S. and Singapore and with respect to research and development tax credit carryforwards in Canada. In the three months ended June 29, 2024, the Company determined that there is a need for a valuation allowance in the U.S. and Singapore due to a forecasted three-year cumulative pre-tax loss for the current and two preceding years in conjunction with the recent downturn in the semiconductor industry. The company intends to maintain the valuation allowance until sufficient future sources of taxable income are forecasted to realize the benefit of the deferred tax assets. The following table summarizes the activity related to the valuation allowance for deferred tax assets (in thousands):

	Balance at Beginning of Period	Additions Charged to Expenses	Deductions	Balance at End of Period
Year ended December 28, 2024	$10,530	$50,230	—	$60,760

Year ended December 30, 2023	$9,409	$1,121	$—	$10,530

Year ended December 31, 2022	$9,529	$792	$(912)	$9,409
Uncertain Tax Positions
The following table summarizes the activity related to gross unrecognized tax benefits (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Beginning balance	$4,868	$4,109	$3,677
Additions based on tax positions related to current year	970	737	872
Additions based on tax positions related to prior years	—	22	—
Reductions based on tax positions related to prior years	(5)	—	(6)
Reductions for tax positions as a result of a lapse of the applicable statute of limitations	(1,406)	—	(434)
Ending balance	$4,427	$4,868	$4,109
As of December 28, 2024, December 30, 2023 and December 31, 2022, the Company had gross unrecognized tax benefits, inclusive of interest, of $4.7 million, $5.4 million and $4.4 million, respectively, of which $3.5 million, $5.1 million and $4.4 million, respectively, would affect the effective tax rate if recognized.
The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. These amounts were not material for any of the periods presented.

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
16. Income Taxes (Continued)
Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 – 2016, the Company received an assessment from the NTA in December 2017 concerning an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The Company is currently appealing the assessment. The adjustment to the pricing of the intercompany transaction results in approximately 141.3 million Norwegian kroner, or $12.4 million, additional Norwegian income tax. The Company disagrees with the NTA’s assessment and believes the Company’s position on this matter is more likely than not to be sustained. The Company plans to exhaust all available administrative remedies, and if unable to resolve this matter through administrative remedies with the NTA, the Company plans to pursue judicial remedies.
The Company believes that it has accrued adequate reserves related to all matters contained in tax periods open to examination. Should the Company experience an unfavorable outcome in the NTA matter, however, such an outcome could have a material impact on its financial statements.
Tax years 2019 through 2024 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s 2021 and 2022 tax years are currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially impact its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.
The Company believes it is reasonably possible that its gross unrecognized benefits will decrease by approximately $1.7 million, inclusive of interest, in the next 12 months due to the lapse of the statute of limitations.
17. Segment Information
The Company has one operating segment, mixed-signal analog intensive products, consisting of numerous product areas. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and assesses performance of the business and other activities at the operating segment level. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the Consolidated Statement of Operations as Consolidated Net income (loss). The measure of segment assets is reported on the Consolidated Balance Sheets as Total assets.
The CODM uses net income (loss) to evaluate income generated in deciding whether to reinvest profits into the segment or to use such profits for other purposes, such as for acquisitions or share repurchases. Net income (loss) is used to monitor budget versus actual results. The CODM also uses net income (loss) in competitive analyses by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budget versus actual results are used in assessing performance of the segment, and in establishing management and variable compensation.
The Company groups its products into two categories, based on the target markets they address. See Note 13, Revenues, for a summary of the Company’s revenue by product category.
Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
United States	$56,493	$92,550	$176,379
China	188,169	219,741	334,821
Taiwan	77,430	90,382	105,602
Rest of world	262,294	379,585	407,304
Total	$584,386	$782,258	$1,024,106

Silicon Laboratories Inc.
Notes to Consolidated Financial Statements (Continued)
December 28, 2024
17. Segment Information (Continued)
The CODM regularly reviews the Consolidated Statement of Operations and a disaggregation of operating expenses, of which the significant expenses are related to employee base compensation. Other segment items include other personnel-related expenses, outside services, software expense, depreciation and amortization of intangible assets, and other expenses. The following summarizes the significant and other operating expenses:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Operating expenses:
Employee base compensation	$176,193	$179,438	$164,255
Other segment items	301,485	305,302	359,042
Operating expenses	$477,678	$484,740	$523,297
The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	December 28, 2024	December 30, 2023
United States	$107,612	$116,357
Rest of world	24,524	29,533
Total	$132,136	$145,890
18. Restructuring Activities
During 2023, the Company implemented a workforce reduction of approximately 10% of its employees to reduce costs and align its business in response to market conditions. The Company incurred total employee separation costs of $10.0 million and non-cash charges for the accelerated vesting of certain equity awards of approximately $0.6 million. All employee separation costs were paid by the fourth quarter of fiscal 2024.