Form 10-Q
period 2025-04-05
SILICON LABORATORIES INC.
filed 2025-05-13
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2025
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
☐ Yes ☑ No
As of May 6, 2025, 32,571,850 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Silicon Laboratories Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	April 5, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$324,877	$281,607
Short-term investments	99,928	100,554
Accounts receivable, net	52,066	54,479
Inventories	83,397	105,639
Prepaid expenses and other current assets	58,402	59,754
Total current assets	618,670	602,033
Property and equipment, net	129,707	132,136
Goodwill	376,389	376,389
Other intangible assets, net	31,062	36,499
Other assets, net	73,668	75,617
Total assets	$1,229,496	$1,222,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,819	$42,448
Deferred revenue and returns liability	6,478	3,073
Other current liabilities	59,422	52,362
Total current liabilities	119,719	97,883
Other non-current liabilities	41,358	44,770
Total liabilities	161,077	142,653
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 32,473 and 32,458 shares issued and outstanding at April 5, 2025 and December 28, 2024, respectively	3	3
Additional paid-in capital	96,838	78,227
Retained earnings	971,251	1,001,721
Accumulated other comprehensive income	327	70
Total stockholders’ equity	1,068,419	1,080,021
Total liabilities and stockholders’ equity	$1,229,496	$1,222,674
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	April 5, 2025	March 30, 2024
Revenues	$177,714	$106,375
Cost of revenues	79,937	51,306
Gross profit	97,777	55,069
Operating expenses:
Research and development	88,219	80,650
Selling, general and administrative	41,638	33,553
Operating expenses	129,857	114,203
Operating loss	(32,080)	(59,134)
Other income (expense):
Interest income and other, net	3,793	2,732
Interest expense	(284)	(509)
Loss before income taxes	(28,571)	(56,911)
Provision (benefit) for income taxes	1,899	(385)
Net loss	$(30,470)	$(56,526)

Loss per share:
Basic	$(0.94)	$(1.77)
Diluted	$(0.94)	$(1.77)

Weighted-average common shares outstanding:
Basic	32,465	31,910
Diluted	32,465	31,910
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended
	April 5, 2025	March 30, 2024
Net loss	$(30,470)	$(56,526)
Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains arising during the period	345	624
Reclassification for losses (gains) included in net loss	(20)	15

Net changes to cash flow hedges:
Unrealized gains arising during the period	—	275
Reclassification for gains included in net loss	—	(234)
Other comprehensive income, before tax	325	679

Provision for income taxes related to items of other comprehensive income	68	131

Other comprehensive income	257	548

Comprehensive loss	$(30,213)	$(55,978)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

Three Months Ended April 5, 2025	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 28, 2024	32,458	$3	$78,227	$1,001,721	$70	$1,080,021
Net loss	—	—	—	(30,470)	—	(30,470)
Other comprehensive income	—	—	—	—	257	257
Stock issuances, net of shares withheld for taxes	15	—	(958)	—	—	(958)
Stock-based compensation	—	—	19,569	—	—	19,569
Balance as of April 5, 2025	32,473	$3	$96,838	$971,251	$327	$1,068,419

Three Months Ended March 30, 2024	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 30, 2023	31,897	$3	$16,973	$1,192,731	$(1,025)	$1,208,682
Net loss	—	—	—	(56,526)	—	(56,526)
Other comprehensive income	—	—	—	—	548	548
Stock issuances, net of shares withheld for taxes	27	—	(707)	—	—	(707)
Stock-based compensation	—	—	13,564	—	—	13,564
Balance as of March 30, 2024	31,924	$3	$29,830	$1,136,205	$(477)	$1,165,561
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	April 5, 2025	March 30, 2024
Operating Activities
Net loss	$(30,470)	$(56,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	6,248	6,634
Amortization of other intangible assets	5,437	6,079
Stock-based compensation expense	19,714	13,612
Deferred income taxes	(1,514)	(5,270)
Changes in operating assets and liabilities:
Accounts receivable	2,412	(3,321)
Inventories	22,098	(3,958)
Prepaid expenses and other assets	2,973	(15,466)
Accounts payable	9,234	(13,829)
Other current liabilities and income taxes	11,870	1,554
Deferred revenue and returns liability	3,405	1,804
Other non-current liabilities	(3,279)	(3,113)
Net cash provided by (used in) operating activities	48,128	(71,800)

Investing Activities
Purchases of marketable securities	(19,728)	(9,794)
Sales of marketable securities	10,005	25,763
Maturities of marketable securities	10,675	55,188
Purchases of property and equipment	(4,852)	(2,047)
Proceeds from sale of equity investment	—	12,382
Net cash provided by (used in) investing activities	(3,900)	81,492

Financing Activities
Payments on debt	—	(45,000)
Payment of taxes withheld for vested stock awards	(958)	(1,048)
Proceeds from the issuance of common stock	—	341
Net cash used in financing activities	(958)	(45,707)

Increase (decrease) in cash and cash equivalents	43,270	(36,015)
Cash and cash equivalents at beginning of period	281,607	227,504
Cash and cash equivalents at end of period	$324,877	$191,489
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive loss, stockholders’ equity, and cash flows. The Condensed Consolidated Balance Sheet as of December 28, 2024 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three months ended April 5, 2025 are not necessarily indicative of the results to be expected for the full year.
These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended December 28, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 4, 2025.
The Company prepares financial statements on a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2025 will have 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2024 had 52 weeks. In a 52-week year, each fiscal quarter consists of 13 weeks.
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	April 5, 2025	March 30, 2024
Net loss	$(30,470)	$(56,526)

Shares used in computing basic earnings per share	32,465	31,910

Effect of dilutive securities:
Stock-based awards	—	—
Shares used in computing diluted earnings per share	32,465	31,910

Loss per share:
Basic	$(0.94)	$(1.77)
Diluted	$(0.94)	$(1.77)
Diluted shares for the three months ended April 5, 2025 and March 30, 2024 excluded 0.3 million and 0.4 million shares, respectively, as they were anti-dilutive due to the Company’s net loss for the periods. Securities that were anti-dilutive due to the Company’s stock price and were excluded from the computation of diluted earnings per share for the three months ended April 5, 2025 and March 30, 2024 were insignificant.
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

	Fair Value Measurements at April 5, 2025 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$228,053	$—	$228,053
Total cash equivalents	$228,053	$—	$228,053

Short-term investments:
Corporate debt securities	$—	$3,935	$3,935
Government debt securities	—	95,993	95,993
Total short-term investments	$—	$99,928	$99,928

Total	$228,053	$99,928	$327,981

	Fair Value Measurements at December 28, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$188,057	$—	$188,057
Total cash equivalents	$188,057	$—	$188,057

Short-term investments:
Corporate debt securities	$—	$13,514	$13,514
Government debt securities	—	87,040	87,040
Total short-term investments	$—	$100,554	$100,554

Total	$188,057	$100,554	$288,611
Valuation methodology
The Company’s short-term investments that are classified as Level 2 are valued using non-binding market consensus prices that are corroborated with observable market data; quoted market prices for similar instruments in active markets; quoted prices in less active markets; or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. The Company’s foreign currency derivative instruments were valued using discounted cash flow models. The assumptions used in preparing the valuation models include foreign exchange rates, forward and spot prices for currencies and market observable data of similar instruments.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3.    Fair Value of Financial Instruments (Continued)
The following summarizes the components of available-for-sale investments (in thousands):

					Reported As
As of April 5, 2025	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$3,940	$—	$(5)	$3,935	$—	$3,935
Government debt securities	95,574	425	(6)	95,993	—	95,993
Money market funds	228,053	—	—	228,053	228,053	—
Total	$327,567	$425	$(11)	$327,981	$228,053	$99,928

					Reported As
As of December 28, 2024	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$13,517	$12	$(15)	$13,514	$—	$13,514
Government debt securities	86,949	141	(49)	87,040	—	87,040
Money market funds	188,057	—	—	188,057	188,057	—
Total	$288,523	$153	$(64)	$288,611	$188,057	$100,554
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at April 5, 2025 (in thousands):

	Cost	Fair Value
Due in one year or less	$51,965	$52,113
Due after one year through five years	47,549	47,815
	$99,514	$99,928
Unrealized Gains and Losses
The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of April 5, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$—	$—	$935	$(5)	$935	$(5)
Government debt securities	8,236	(6)	—	—	8,236	(6)
	$8,236	$(6)	$935	$(5)	$9,171	$(11)

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
The gross unrealized losses as of April 5, 2025 and December 28, 2024 were due primarily to changes in market interest rates. At April 5, 2025 and December 28, 2024, there were no material unrealized gains associated with the Company’s available-for-sale investments.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of April 5, 2025, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
Fair values of other financial instruments
The Company’s other financial instruments, including cash, accounts receivable and accounts payable, are recorded at amounts that approximate their fair values due to their short maturities.
4.    Derivative Financial Instruments
The Company may use derivative financial instruments to manage certain exposures to the variability of foreign currency exchange rates. The Company’s objective is to offset increases and decreases in expenses resulting from these exposures with gains and losses on the derivative contracts, thereby reducing volatility of earnings. The Company does not use derivative contracts for speculative or trading purposes. The Company recognizes derivatives, on a gross basis, in the Condensed Consolidated Balance Sheet at fair value. Cash flows from derivatives are classified according to the nature of the cash receipt or payment in the Condensed Consolidated Statement of Cash Flows.
Cash Flow Hedges
Foreign Currency Forward Contracts
The Company may use foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts were recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction was recognized. The reclassified amount was reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive income may be recognized in the Condensed Consolidated Statement of Operations based on an assessment of the contracts at the time of termination. As of April 5, 2025, the Company held no such foreign currency forward contracts. The fair value of the contracts, contract gains or losses recognized in other comprehensive income and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5.    Supplemental Information
The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):
Inventories

	April 5, 2025	December 28, 2024
Work in progress	$59,015	$83,562
Finished goods	24,382	22,077
	$83,397	$105,639
Lease income
The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $0.5 million and $0.8 million during the three months ended April 5, 2025 and March 30, 2024, respectively.
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
The Company was granted a waiver of compliance for the minimum interest coverage ratio through October 4, 2025. Based on the waiver, as of April 5, 2025, the Company was in compliance with all covenants of the credit facility. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of April 5, 2025, no amounts were outstanding on the credit facility.

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
8.    Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended
	April 5, 2025	March 30, 2024
Industrial & Commercial	$95,976	$65,262
Home & Life	81,738	41,113
	$177,714	$106,375
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three months ended April 5, 2025 and March 30, 2024, the impact of revenue related to performance obligations that were satisfied in previous reporting periods was insignificant. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended
	April 5, 2025	March 30, 2024
Distributors	$117,189	$70,360
Direct customers	60,525	36,015
	$177,714	$106,375
9.    Stock-Based Compensation
Stock-based compensation costs are based on the fair values on the date of grant for stock awards and stock options and on the date of enrollment for the employee stock purchase plans. The fair values of stock awards (such as restricted stock units (“RSUs”) and performance stock units (“PSUs”)) are estimated based on their intrinsic values. The fair values of market stock awards (“MSUs”) are estimated using a Monte Carlo simulation. The fair values of stock options and employee stock purchase plans are estimated using the Black-Scholes option-pricing model.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9.    Stock-Based Compensation (Continued)
The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	April 5, 2025	March 30, 2024
Cost of revenues	$613	$412
Research and development	12,007	9,722
Selling, general and administrative	7,094	3,478
	19,714	13,612
Income tax benefit	2,501	1,727
Total	$17,213	$11,885
The Company had approximately $106.5 million of total unrecognized compensation cost related to equity grants as of April 5, 2025 that is expected to be recognized over a weighted-average period of approximately 2.1 years.
10.    Income Taxes
Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, global intangible low-taxed income, Subpart F income inclusions, change in the valuation allowance, and other permanent differences.
Income tax expense (benefit) was $1.9 million and $(0.4) million for the three months ended April 5, 2025 and March 30, 2024, resulting in effective tax rates of (6.6)% and 0.7%, respectively. The change in the provision for income taxes for the three months ended April 5, 2025 is primarily due to tax expense associated with the increase in the valuation allowance in the three months ended April 5, 2025, whereas the valuation allowance had not yet been established in the three months ended March 30, 2024. During the three months ended June 29, 2024, the Company recorded a valuation allowance in the U.S. and Singapore due to a three-year cumulative pre-tax loss in conjunction with the downturn in the semiconductor industry. The Company intends to maintain the valuation allowance until its ability to forecast sufficient future sources of taxable income is reestablished.
Uncertain Tax Positions
As of April 5, 2025, the Company had gross unrecognized tax benefits, inclusive of interest, of $5.2 million, of which $4.2 million would affect the effective tax rate if recognized. During the three months ended April 5, 2025, the Company did not release any unrecognized tax benefits.
Tax years 2019 through 2025 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s 2022 tax year is currently under examination in the U.S. The Company’s 2021 and 2022 tax years are currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of these examinations will not materially impact its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.

The Company’s gross unrecognized tax benefits will decrease by approximately $1.8 million, inclusive of interest, in the next 12 months due to the lapse of the statute of limitations.
11.    Segment Information
The Company has one operating segment, mixed-signal analog intensive products, consisting of numerous product areas. The Company’s chief operating decision maker (“CODM”) assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the Condensed Consolidated Statement of Operations as Net loss. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Total assets.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Three Months Ended
	April 5, 2025	March 30, 2024
United States	$16,684	$4,944
China	58,769	28,197
Taiwan	29,832	15,366
Rest of world	72,429	57,868
Total	$177,714	$106,375
The significant expense categories regularly provided to the CODM, in addition to the expense categories included within net loss presented on the Company’s Condensed Consolidated Statement of Operations, are as follows (in thousands):

	Three Months Ended
	April 5, 2025	March 30, 2024
Research and development:
Employee base compensation	$32,972	$29,370
Other research and development expenses (1)	55,247	51,280
Total research and development	$88,219	$80,650

Selling, general and administrative:
Employee base compensation	$14,107	$12,507
Other selling, general and administrative expenses (1)	27,531	21,046
Total selling, general and administrative	$41,638	$33,553
(1) Other research and development and selling, general and administrative expenses include other personnel-related expenses, outside services, software expense, depreciation and amortization of intangible assets, and other expenses.
The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	April 5, 2025	December 28, 2024
United States	$106,468	$107,612
Rest of world	23,239	24,524
Total	$129,707	$132,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2025 will have 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2024 had 52 weeks. Our first quarter of fiscal 2025 ended April 5, 2025 and our first quarter of fiscal 2024 ended March 30, 2024.
Impact of Macroeconomic Conditions
In recent years, the global economic environment has experienced inflationary pressure, high interest rates, and geopolitical tension, and we have experienced declines in revenues as our customers slowed purchases to reduce existing inventories in response to a softening market. There currently is increasing uncertainty regarding global macroeconomic conditions as a result of recent changes to U.S. trade policies, including tariffs on foreign imports to the U.S. The extent and duration of tariffs and the resulting impact on general economic conditions and our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries (such as the retaliatory tariffs imposed by China), exemptions or exclusions that may apply, and any additional cost which may be borne by us, our suppliers, and/or our end customers. Additionally, increased geopolitical tensions, the risk of inflation and a recession, and the weakening U.S. dollar, have added to the uncertainty. The extent of the impact, or any new impact, of macroeconomic conditions on our operational and financial performance will depend on future developments, their impact to the businesses of our suppliers and/or customers, and other items identified under “Risk Factors” below, all of which are uncertain and cannot be predicted. Any extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity, and financial condition.
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
As a fabless semiconductor company, we rely on third-party semiconductor fabricators in Asia, and to a lesser extent the United States and Europe, to manufacture the silicon wafers that reflect our integrated circuit (“IC”) designs. Each wafer contains numerous die, which are cut from the wafer to create a chip for an IC. We rely on third parties in Asia to assemble, package, and, in most cases, test these devices and ship these units to our customers. Testing performed by such third parties facilitates faster delivery of products to our customers (particularly those located in Asia), shorter production cycle times, lower inventory requirements, lower costs and increased flexibility of test capacity.
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

Current Period Highlights
Revenues increased $71.3 million in the recent quarter compared to the first quarter of fiscal 2024 due to increased revenues from our Home & Life products and our Industrial & Commercial products. Gross profit increased $42.7 million during the same period primarily as a result of the increase in revenues. Gross margin increased to 55.0% in the recent quarter compared to 51.8% in the first quarter of fiscal 2024 as our indirect and overhead expenses remained relatively constant but decreased as a percentage of revenues. Operating expenses increased by $15.7 million in the recent quarter compared to the first quarter of fiscal 2024 primarily due to higher personnel-related costs. Operating loss in the recent quarter was $32.1 million compared to operating loss of $59.1 million in the first quarter of fiscal 2024. Refer to “Results of Operations” below for further discussion.
We ended the first quarter of fiscal 2025 with $424.8 million in cash, cash equivalents, and short-term investments. Net cash provided by operating activities was $48.1 million during the current year three-month period. Accounts receivable were $52.1 million at April 5, 2025, representing 26 days sales outstanding (“DSO”). Inventory was $83.4 million at April 5, 2025, representing 94 days of inventory (“DOI”).
During the three months ended April 5, 2025, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the three months ended April 5, 2025.
The percentage of our revenues derived from outside of the United States was 91% during the three months ended April 5, 2025. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
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

Interest Expense. Interest expense consists of interest on our short and long-term obligations, our credit facility, and amortization of debt issuance costs.
Provision for Income Taxes. Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, global intangible low-taxed income, Subpart F income inclusions, and other permanent differences. See Note 10, Income Taxes, to the Condensed Consolidated Financial Statements.
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 5, 2025	March 30, 2024
Revenues	100.0%	100.0%
Cost of revenues	45.0	48.2
Gross profit	55.0	51.8
Operating expenses:
Research and development	49.6	75.8
Selling, general and administrative	23.4	31.5
Operating expenses	73.1	107.4
Operating loss	(18.1)	(55.6)
Other income (expense):
Interest income and other, net	2.1	2.6
Interest expense	(0.2)	(0.5)
Loss before income taxes	(16.1)	(53.5)
Provision (benefit) for income taxes	1.1	(0.4)
Net loss	(17.1)%	(53.1)%
Revenues

	Three Months Ended
(in millions)	April 5, 2025	March 30, 2024	Change	% Change
Industrial & Commercial	$96.0	$65.3	$30.7	47.0%
Home & Life	81.7	41.1	40.6	98.8%
	$177.7	$106.4	$71.3	67.0%
The increase in revenues in the recent three-month period was due to increased revenues of $30.7 million from our Industrial & Commercial products and increased revenues of $40.6 million from our Home & Life products. Revenues increased in the recent three-month periods as a result of increases in unit volumes and average selling prices of our products. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.
Gross Profit

	Three Months Ended
(in millions)	April 5, 2025	March 30, 2024	Change
Gross profit	$97.8	$55.1	$42.7
Gross margin	55.0%	51.8%	3.2%

Gross profit increased during the recent three-month period primarily as a result of increases in revenues in the periods. Gross margin increased as our indirect and overhead expenses remained relatively constant but decreased as a percentage of revenues in the recent three-month period as a result of the increase in revenues.
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
Research and Development

	Three Months Ended
(in millions)	April 5, 2025	March 30, 2024	Change	% Change
Research and development	$88.2	$80.7	$7.5	9.3%
Percent of revenue	49.6%	75.8%
Research and development expense in the recent three-month period increased, with an increase of $12.1 million for personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures, partially offset by $2.7 million of government incentives, and decreases for new product introduction and software expense and amortization of intangible assets of $1.0 million and $0.6 million respectively.
Selling, General and Administrative

	Three Months Ended
(in millions)	April 5, 2025	March 30, 2024	Change	% Change
Selling, general and administrative	$41.6	$33.6	$8.0	23.8%
Percent of revenue	23.4%	31.5%
The increase in selling, general and administrative expense in the recent three-month period was primarily due to a $7.8 million increase in personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures.
Interest Income and Other, Net
Interest income and other, net for the three months ended April 5, 2025 was $3.8 million compared to $2.7 million for the three months ended March 30, 2024. The increase in interest income and other, net in the recent three-month period was primarily due to a higher cash and cash equivalents balance in the current year period as compared to the prior year period as well as higher interest rates earned on the investments.
Interest Expense
Interest expense for the three months ended April 5, 2025 was $0.3 million, compared to $0.5 million for the three months ended March 30, 2024. The decrease was primarily due to a balance outstanding on the revolving credit facility for a portion of the prior year period.

Provision for Income Taxes

	Three Months Ended
(in millions)	April 5, 2025	March 30, 2024	Change
Provision (benefit) for income taxes	$1.9	$(0.4)	$2.3
Effective tax rate	(6.6)%	0.7%
The change in the provision for income taxes for the three months ended April 5, 2025 is primarily due to tax expense associated with the increase in the U.S. and Singapore valuation allowance in the three months ended April 5, 2025, whereas the valuation allowance had not yet been established in the three months ended March 30, 2024. Because of the valuation allowance, we are unable to recognize the full tax benefit of the pre-tax losses incurred in those jurisdictions in the current year. A valuation allowance is required to be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We identified a need for the valuation allowance due to the presence of significant negative evidence, including recent operating losses and uncertainty around the timing of recovery in economic conditions within both the semiconductor industry and the broader economy. We intend to maintain the valuation allowance until our ability to forecast sufficient future sources of taxable income is reestablished.
Liquidity and Capital Resources
Our principal sources of liquidity as of April 5, 2025 consisted of $424.8 million in cash, cash equivalents and short-term investments, of which $204.1 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include U.S. government securities; corporate debt securities, which include asset-backed securities and corporate bonds; and money market funds.
Operating Activities
Net cash provided by operating activities was $48.1 million during the three months ended April 5, 2025, compared to net cash used of $71.8 million during the three months ended March 30, 2024. Operating cash flows during the three months ended April 5, 2025 reflect our net loss of $30.5 million, adjustments of $29.9 million for depreciation, amortization, stock-based compensation, and deferred income taxes, and a net cash inflow of $48.7 million due to changes in our operating assets and liabilities.
Accounts receivable decreased to $52.1 million at April 5, 2025 from $54.5 million at December 28, 2024. The decrease in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO decreased to 26 days at April 5, 2025 from 29 days at December 28, 2024.
Inventory decreased to $83.4 million at April 5, 2025 from $105.6 million at December 28, 2024. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 94 days at April 5, 2025 and 125 days at December 28, 2024.
Investing Activities
Net cash used in investing activities was $3.9 million during the three months ended April 5, 2025, compared to net cash provided of $81.5 million during the three months ended March 30, 2024. The decrease in cash inflows was principally due to a decrease in cash provided by net purchases, sales, and maturities of marketable securities of $70.2 million in the current period, and proceeds received in the prior year of $12.4 million for the sale of an equity investment.
Financing Activities
Net cash used in financing activities was $1.0 million during the three months ended April 5, 2025, compared to $45.7 million during the three months ended March 30, 2024. The decrease in cash outflows was principally due to a $45.0 million repayment of borrowings under the revolving credit facility in the prior year period.

Debt
As of April 5, 2025, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. As of April 5, 2025, no amounts were outstanding on the revolving credit facility. We were granted a waiver of compliance for the minimum interest coverage ratio through October 4, 2025. In the event we are not able to achieve compliance by the end of the waiver period, we may need to obtain an additional waiver in order to access the revolving credit facility.
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
Critical Accounting Estimates
Our critical accounting estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the fiscal year ended December 28, 2024. There have been no material subsequent changes to our critical accounting estimates.
Quantitative and Qualitative Disclosures about Market Risk
Interest Income
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objective is the preservation of investment capital. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of April 5, 2025 would decrease our future annual interest income by approximately $3.4 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.
Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of April 5, 2025. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk primarily through assets, liabilities and operating expenses of our subsidiaries denominated in currencies other than the U.S. dollar. Our foreign subsidiaries are considered to be extensions of the U.S. parent. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in the Condensed Consolidated Statements of Operations. We may use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts are recognized in earnings in the same period during which the hedged transaction is recognized.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of April 5, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended April 5, 2025 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is provided in Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.
Item 1A. Risk Factors
Global Business Risks
Our business, financial condition, and results of operations could be materially and adversely affected by tariffs, trade restrictions, and other barriers to international trade
Restrictions on international trade, such as tariffs and other controls on imports or exports of goods and technology can adversely affect our business and supply chain. In response to U.S. tariffs, several countries have imposed or threatened reciprocal tariffs and other retaliatory measures. International trade restrictions may impact the cost and availability of raw materials, components, and finished goods, which could lead to supply chain disruptions, increased costs, and lower margins. The global trade situation is highly dynamic, and modifications to tariffs may occur, as may additional sector-based trade measures. For example, the U.S. Department of Commerce initiated an investigation into imports of semiconductors, semiconductor manufacturing equipment, and related products. The rapid and fluctuating changes in global trade policies have contributed to greater market volatility and general economic uncertainties, including the risk of recession, and could adversely affect customer demand, delay purchasing decisions, or limit our ability to operate efficiently in key markets. If we are unable to mitigate any negative impacts of tariffs, trade restrictions, or related market volatility through pricing adjustments, operational efficiencies, or alternative sourcing strategies, our business, financial condition, and results of operations could be materially and adversely affected.
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
We have limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share
Some of our current and potential competitors have longer operating histories, significantly greater resources and name recognition and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours. In addition, some of our current and potential competitors have already established supplier or joint development relationships with the decision makers at our current or potential customers. These competitors may be able to leverage their existing relationships to discourage their customers from purchasing products from us or persuade them to replace our products with their products. Our competitors may also offer bundled solutions offering a more complete product despite the technical merits or advantages of our products. These competitors may elect not to support our products which could complicate our sales efforts. We also face increased competition as a result of China actively promoting its domestic semiconductor industry through policy changes and investment. These actions, as well as China-U.S. trade barriers, may restrict our participation in the China market or may prevent us from competing effectively with Chinese companies or companies from other countries that China favors over the United States. See the risk factor entitled “Our business, financial condition, and results of operations could be materially and adversely affected by tariffs, trade restrictions, and other barriers to international trade”. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, which may include price concessions, delayed payment terms, financing terms, or other terms and conditions that are more enticing to potential customers. These and other competitive pressures may prevent us from competing successfully against current or future competitors, and may materially harm our business. Competition could decrease our prices, reduce our sales, lower our gross profit and/or decrease our market share.
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
•Changes in market standards;
•Volatility in foreign currency exchange rates and any requirements for buying and/or selling in currencies other than the U.S. dollar;
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
We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the three months ended April 5, 2025, the percentage of our revenues derived from outside of the United States was 91% (and the revenue associated with end customers in China was 13%, and revenue attributed to China based on shipped-to location was 33%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
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
To date, substantially all of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers to purchase, thus rendering our products less competitive. Similarly, a decrease in the value of the U.S. dollar, such as has occurred since the beginning of 2025, may reduce our buying power with respect to international suppliers. However, we may be required to buy or sell in other currencies as a result of changes in industry standards. Operating or transacting in currencies other than the U.S. dollar may result in enhanced volatility in our operating results.
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
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the three months ended April 5, 2025 was $88.2 million, or 49.6% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.
We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. Competition for qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal products has been, and continues to be, intense. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers, sales, applications and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.
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
Any acquisitions we make could disrupt our business and harm our financial condition
As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. The acquisitions that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:
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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the three months ended April 5, 2025, 66% of our revenue was derived from distributors (and 45% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.
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

Any dispositions could harm our financial condition
Any disposition of a business or product line that we have made and may make in the future would entail a number of risks that could materially and adversely affect our business and operating results, including:
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
Any borrowings under our credit agreement or other indebtedness could adversely affect our operations and financial condition
Our ability to make the required payments when due on any debt we may incur depends upon our future performance, which will be subject to general economic conditions, industry cycles and other factors affecting our operations, including risk factors described herein, many of which are beyond our control. Our credit facility also contains covenants, including financial covenants. In May 2024, we received a waiver of the requirement that we meet an interest coverage test for each fiscal quarter through the fiscal first quarter of 2025 and in February 2025 received a waiver through the third quarter of 2025. We did not have any outstanding indebtedness under the credit facility at the time the waiver was granted, and the waiver allowed us to borrow under the facility without compliance with that specific financial covenant, although we have not borrowed under the facility while the waiver has been in effect. If we are unable to satisfy or otherwise obtain waivers of the covenants under our credit facility, we may be prohibited from borrowing thereunder. Further, if we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to any applicable cure periods, any outstanding indebtedness thereunder could be declared immediately due and payable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the three months ended April 5, 2025.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
The following table describes contracts, instructions, or written plans for the purchase or sale of our securities by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), entered into during the quarter ended April 5, 2025. There were no non-Rule 10b5-1 trading arrangements entered into or terminated during the quarter ended April 5, 2025.

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Bob Conrad Senior VP, Worldwide Operations	February 12, 2025	Expires August 1, 2025	6,496

Christy Wyatt Director	February 5, 2025	Expires May 30, 2025	1,475

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

SILICON LABORATORIES INC.

May 13, 2025	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

May 13, 2025	/s/ Dean Butler

Date	Dean Butler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 13, 2025	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)