Form 10-Q
period 2025-07-05
SILICON LABORATORIES INC.
filed 2025-08-05
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2025
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
☐ Yes ☑ No
As of July 29, 2025, 32,815,310 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Silicon Laboratories Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	July 5, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$314,459	$281,607
Short-term investments	101,081	100,554
Accounts receivable, net	56,496	54,479
Inventories	80,871	105,639
Prepaid expenses and other current assets	64,841	59,754
Total current assets	617,748	602,033
Property and equipment, net	131,283	132,136
Goodwill	376,389	376,389
Other intangible assets, net	27,719	36,499
Other assets, net	67,926	75,617
Total assets	$1,221,065	$1,222,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,161	$42,448
Deferred revenue and returns liability	3,856	3,073
Other current liabilities	58,657	52,362
Total current liabilities	120,674	97,883
Other non-current liabilities	39,311	44,770
Total liabilities	159,985	142,653
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 32,815 and 32,458 shares issued and outstanding at July 5, 2025 and December 28, 2024, respectively	3	3
Additional paid-in capital	111,562	78,227
Retained earnings	949,434	1,001,721
Accumulated other comprehensive income	81	70
Total stockholders’ equity	1,061,080	1,080,021
Total liabilities and stockholders’ equity	$1,221,065	$1,222,674
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Revenues	$192,845	$145,367	$370,559	$251,742
Cost of revenues	84,736	68,784	164,673	120,090
Gross profit	108,109	76,583	205,886	131,652
Operating expenses:
Research and development	87,821	85,909	176,040	166,559
Selling, general and administrative	43,155	38,695	84,793	72,248
Operating expenses	130,976	124,604	260,833	238,807
Operating loss	(22,867)	(48,021)	(54,947)	(107,155)
Other income (expense):
Interest income and other, net	3,833	2,790	7,626	5,522
Interest expense	(251)	(263)	(535)	(772)
Loss before income taxes	(19,285)	(45,494)	(47,856)	(102,405)
Provision for income taxes	2,532	36,663	4,431	36,278
Net loss	$(21,817)	$(82,157)	$(52,287)	$(138,683)

Loss per share:
Basic	$(0.67)	$(2.56)	$(1.61)	$(4.33)
Diluted	$(0.67)	$(2.56)	$(1.61)	$(4.33)

Weighted-average common shares outstanding:
Basic	32,682	32,124	32,570	32,018
Diluted	32,682	32,124	32,570	32,018
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Net loss	$(21,817)	$(82,157)	$(52,287)	$(138,683)
Other comprehensive income (loss), before tax:
Net changes to available-for-sale securities:
Unrealized gains (losses) arising during the period	(295)	247	49	871
Reclassification for losses (gains) included in net loss	(5)	26	(25)	41

Net changes to cash flow hedges:
Unrealized gains arising during the period	269	—	269	275
Reclassification for gains included in net loss	(279)	—	(279)	(234)
Other comprehensive income (loss), before tax	(310)	273	14	953

Provision (benefit) for income taxes related to items of other comprehensive income (loss)	(64)	50	3	182

Other comprehensive income (loss)	(246)	223	11	771

Comprehensive loss	$(22,063)	$(81,934)	$(52,276)	$(137,912)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

Three Months Ended July 5, 2025	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of April 5, 2025	32,473	$3	$96,838	$971,251	$327	$1,068,419
Net loss	—	—	—	(21,817)	—	(21,817)
Other comprehensive loss	—	—	—	—	(246)	(246)
Stock issuances, net of shares withheld for taxes	342	—	(5,175)	—	—	(5,175)
Stock-based compensation	—	—	19,899	—	—	19,899
Balance as of July 5, 2025	32,815	$3	$111,562	$949,434	$81	$1,061,080

Three Months Ended June 29, 2024	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of March 30, 2024	31,924	$3	$29,830	$1,136,205	$(477)	$1,165,561
Net loss	—	—	—	(82,157)	—	(82,157)
Other comprehensive income	—	—	—	—	223	223
Stock issuances, net of shares withheld for taxes	365	—	(6,397)	—	—	(6,397)
Stock-based compensation	—	—	15,799	—	—	15,799
Balance as of June 29, 2024	32,289	$3	$39,232	$1,054,048	$(254)	$1,093,029

Six Months Ended July 5, 2025	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 28, 2024	32,458	$3	$78,227	$1,001,721	$70	$1,080,021
Net loss	—	—	—	(52,287)	—	(52,287)
Other comprehensive income	—	—	—	—	11	11
Stock issuances, net of shares withheld for taxes	357	—	(6,133)	—	—	(6,133)
Stock-based compensation	—	—	39,468	—	—	39,468
Balance as of July 5, 2025	32,815	$3	$111,562	$949,434	$81	$1,061,080

Six Months Ended June 29, 2024	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 30, 2023	31,897	$3	$16,973	$1,192,731	$(1,025)	$1,208,682
Net loss	—	—	—	(138,683)	—	(138,683)
Other comprehensive income	—	—	—	—	771	771
Stock issuances, net of shares withheld for taxes	392	—	(7,105)	—	—	(7,105)
Stock-based compensation	—	—	29,364	—	—	29,364
Balance as of June 29, 2024	32,289	$3	$39,232	$1,054,048	$(254)	$1,093,029
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 5, 2025	June 29, 2024
Operating Activities
Net loss	$(52,287)	$(138,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	12,701	13,152
Amortization of other intangible assets	8,780	12,160
Stock-based compensation expense	39,605	29,455
Deferred income taxes	1,504	29,784
Changes in operating assets and liabilities:
Accounts receivable	(2,017)	(11,918)
Inventories	24,631	28,123
Prepaid expenses and other assets	5,112	20,723
Accounts payable	12,812	(19,341)
Other current liabilities and income taxes	8,377	(13,624)
Deferred revenue and returns liability	783	1,206
Other non-current liabilities	(6,965)	(6,703)
Net cash provided by (used in) operating activities	53,036	(55,666)

Investing Activities
Purchases of marketable securities	(32,507)	(17,700)
Sales of marketable securities	14,986	34,538
Maturities of marketable securities	17,019	97,458
Purchases of property and equipment	(13,549)	(5,577)
Proceeds from sale of equity investment	—	12,382
Net cash provided by (used in) investing activities	(14,051)	121,101

Financing Activities
Payments on debt	—	(45,000)
Payment of taxes withheld for vested stock awards	(13,752)	(15,213)
Proceeds from the issuance of common stock	7,619	8,108
Net cash used in financing activities	(6,133)	(52,105)

Increase in cash and cash equivalents	32,852	13,330
Cash and cash equivalents at beginning of period	281,607	227,504
Cash and cash equivalents at end of period	$314,459	$240,834
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive loss, stockholders’ equity, and cash flows. The Condensed Consolidated Balance Sheet as of December 28, 2024 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and six months ended July 5, 2025 are not necessarily indicative of the results to be expected for the full year.
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Net loss	$(21,817)	$(82,157)	$(52,287)	$(138,683)

Shares used in computing basic earnings per share	32,682	32,124	32,570	32,018

Effect of dilutive securities:
Stock-based awards	—	—	—	—
Shares used in computing diluted earnings per share	32,682	32,124	32,570	32,018

Loss per share:
Basic	$(0.67)	$(2.56)	$(1.61)	$(4.33)
Diluted	$(0.67)	$(2.56)	$(1.61)	$(4.33)
Diluted shares for the three and six months ended July 5, 2025 excluded 0.2 million and 0.3 million shares, respectively, and for the three and six months ended June 29, 2024 excluded 0.3 million, and 0.3 million shares, respectively, as they were anti-dilutive due to the Company’s net loss for the periods.
Securities that were anti-dilutive due to the Company’s stock price and were excluded from the computation of diluted earnings per share for the three and six months ended July 5, 2025 were 0.8 million and 0.5 million, respectively, and for the three and six months ended June 29, 2024 were 0.6 million, and 0.5 million, respectively.
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

	Fair Value Measurements at July 5, 2025 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$235,405	$—	$235,405
Total cash equivalents	$235,405	$—	$235,405

Short-term investments:
Corporate debt securities	$—	$405	$405
Government debt securities	—	100,676	100,676
Total short-term investments	$—	$101,081	$101,081

Total	$235,405	$101,081	$336,486

	Fair Value Measurements at December 28, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$188,057	$—	$188,057
Total cash equivalents	$188,057	$—	$188,057

Short-term investments:
Corporate debt securities	$—	$13,514	$13,514
Government debt securities	—	87,040	87,040
Total short-term investments	$—	$100,554	$100,554

Total	$188,057	$100,554	$288,611
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3.    Fair Value of Financial Instruments (Continued)
The following summarizes the components of available-for-sale investments (in thousands):

					Reported As
As of July 5, 2025	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$407	$—	$(2)	$405	$—	$405
Government debt securities	100,561	146	(31)	100,676	—	100,676
Money market funds	235,405	—	—	235,405	235,405	—
Total	$336,373	$146	$(33)	$336,486	$235,405	$101,081

					Reported As
As of December 28, 2024	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$13,517	$12	$(15)	$13,514	$—	$13,514
Government debt securities	86,949	141	(49)	87,040	—	87,040
Money market funds	188,057	—	—	188,057	188,057	—
Total	$288,523	$153	$(64)	$288,611	$188,057	$100,554
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at July 5, 2025 (in thousands):

	Cost	Fair Value
Due in one year or less	$66,128	$66,163
Due after one year through five years	34,840	34,918
	$100,968	$101,081
Unrealized Gains and Losses
The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of July 5, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$—	$—	$291	$(2)	$291	$(2)
Government debt securities	35,456	(31)	—	—	35,456	(31)
	$35,456	$(31)	$291	$(2)	$35,747	$(33)

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
The gross unrealized losses as of July 5, 2025 and December 28, 2024 were due primarily to changes in market interest rates. At July 5, 2025 and December 28, 2024, there were no material unrealized gains associated with the Company’s available-for-sale investments.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of July 5, 2025, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
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
Cash Flow Hedges
Foreign Currency Forward Contracts
The Company may use foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on operating expenses denominated in currencies other than the U.S. dollar. Changes in the fair value of the contracts are recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet and subsequently reclassified into earnings in the period during which the hedged transaction was recognized. The reclassified amount is reported in the same financial statement line item as the hedged item. If the foreign currency forward contracts are terminated or can no longer qualify as hedging instruments prior to maturity, the fair value of the contracts recorded in accumulated other comprehensive income may be recognized in the Condensed Consolidated Statement of Operations based on an assessment of the contracts at the time of termination.
The Company has entered into various foreign currency forward contracts for a portion of its forecasted operating expenses for the quarter ended July 5, 2025. As of July 5, 2025, the foreign currency forward contracts denominated in the Norwegian Krone had maturities of one to two months and an aggregate notional value of $1.6 million. The fair value of the contracts, contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented and are not expected to be material in the next twelve months.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4.    Derivative Financial Instruments (Continued)
Non-designated Hedges
Foreign Currency Forward Contracts
The Company may use foreign currency forward contracts to reduce the earnings impact that exchange rate fluctuations have on non-U.S. dollar balance sheet exposures. The Company recognizes gains and losses on the foreign currency forward contracts in interest income and other, net in the Condensed Consolidated Statement of Operations. The Company does not apply hedge accounting to these foreign currency forward contracts.
As of July 5, 2025, the Company held foreign currency forward contracts denominated in Hungarian Forint with an aggregate notional value of $3.7 million. The fair value of the foreign currency forward contracts and contract gains and losses recognized in income were not material for any of the periods presented.
All foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs include foreign exchange rates, forward and spot prices for currencies, and market observable data of similar instruments.
5.    Supplemental Information
The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):
Inventories

	July 5, 2025	December 28, 2024
Work in progress	$64,922	$83,562
Finished goods	15,949	22,077
	$80,871	$105,639
Lease income
The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $0.5 million and $0.7 million during the three months ended July 5, 2025 and June 29, 2024, respectively, and $1.1 million and $1.5 million during the six months ended July 5, 2025 and June 29, 2024, respectively.
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
The Company was granted a waiver of compliance for the minimum interest coverage ratio through October 4, 2025. As of July 5, 2025, the Company was in compliance with all covenants of the credit facility, including the minimum interest coverage ratio. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of July 5, 2025, no amounts were outstanding on the credit facility.
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
8.    Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Industrial & Commercial	$109,787	$88,083	$205,763	$153,345
Home & Life	83,058	57,284	164,796	98,397
	$192,845	$145,367	$370,559	$251,742
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three and six months ended July 5, 2025 and June 29, 2024, the impact of revenue related to performance obligations that were satisfied in previous reporting periods was insignificant. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Distributors	$133,437	$99,931	$250,627	$170,290
Direct customers	59,408	45,436	119,932	81,452
	$192,845	$145,367	$370,559	$251,742
9.    Stock-Based Compensation
Stock-based compensation costs are based on the fair values on the date of grant for stock awards and stock options and on the date of enrollment for the employee stock purchase plans. The fair values of stock awards (such as restricted stock units (“RSUs”) and performance stock units (“PSUs”)) are estimated based on their intrinsic values. The fair values of market stock awards (“MSUs”) are estimated using a Monte Carlo simulation. The fair values of stock options and rights under the Company’s Employee Stock Purchase Plan are estimated using the Black-Scholes option-pricing model.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9.    Stock-Based Compensation (Continued)
The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Cost of revenues	$457	$412	$1,070	$824
Research and development	12,101	10,217	24,109	19,939
Selling, general and administrative	7,333	5,215	14,427	8,692
	19,891	15,844	39,606	29,455
Income tax benefit	2,462	2,075	4,964	3,802
Total	$17,429	$13,769	$34,642	$25,653
The Company had approximately $131.3 million of total unrecognized compensation cost related to equity grants as of July 5, 2025 that is expected to be recognized over a weighted-average period of approximately 2.3 years.
10.    Income Taxes
Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, deemed foreign income inclusions, change in the valuation allowance, and other permanent differences.
Income tax expense was $2.5 million and $36.7 million for the three months ended July 5, 2025 and June 29, 2024, resulting in effective tax rates of (13.1)% and (80.6)%, respectively. Income tax expense was $4.4 million and $36.3 million for the six months ended July 5, 2025 and June 29, 2024, resulting in effective tax rates of (9.3)% and (35.4)%, respectively. The decrease in the provision for income taxes for the three and six months ended July 5, 2025 is primarily due to a decrease in tax expense related to the valuation allowance in the three and six months ended July 5, 2025 in comparison with the three and six months ended June 29, 2024. During the three months ended June 29, 2024, the Company incurred significant tax expense to record a valuation allowance in the U.S. and Singapore due to a three-year cumulative pre-tax loss in conjunction with the downturn in the semiconductor industry. The Company intends to maintain the valuation allowance until its ability to forecast sufficient future sources of taxable income is reestablished.
On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA extends and/or modifies many provisions first enacted via the Tax Cuts and Jobs Act (“TCJA”) in 2017, as well as introduces new modifications to U.S. federal tax law. Beginning with the 2025 tax year, the OBBBA permanently restores current deductibility for U.S. research and experimental (“R&E”) expenditures. A number of other provisions of the OBBBA will not take effect until the 2026 tax year, including various changes to existing international tax provisions.

In connection with its initial analysis of the OBBBA, the Company determined that its forecasted annual effective tax rate for the current year decreased, primarily due to U.S. R&E expenditures no longer being capitalized within net controlled foreign corporation tested income (formerly known as global intangible low-taxed income or “GILTI”), which the Company has elected to treat as a period cost. The Company did not identify any material discrete tax impacts related to beginning-of-the-year deferred tax assets and liabilities or valuation allowances due to the enactment of the OBBBA.
Uncertain Tax Positions
As of July 5, 2025, the Company had gross unrecognized tax benefits, inclusive of interest, of $5.7 million, of which $3.6 million would affect the effective tax rate if recognized. During the six months ended July 5, 2025, the Company did not release any unrecognized tax benefits.
Tax years 2019 through 2025 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s 2022 tax year is currently under examination in the U.S., and the Company’s 2021 through 2023

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

tax years are currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of these examinations will not materially impact its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.

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
Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
United States	$24,555	$11,125	$41,239	$16,069
China	61,133	47,343	119,902	75,540
Taiwan	30,456	15,388	60,288	30,755
Rest of world	76,701	71,511	149,130	129,378
Total	$192,845	$145,367	$370,559	$251,742
The significant expense categories regularly provided to the CODM, in addition to the expense categories included within net loss presented on the Company’s Condensed Consolidated Statement of Operations, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Research and development:
Employee base compensation	$32,434	$31,044	$65,406	$60,414
Other research and development expenses (1)	55,387	54,865	110,634	106,145
Total research and development	$87,821	$85,909	$176,040	$166,559

Selling, general and administrative:
Employee base compensation	$13,740	$13,260	$27,847	$25,767
Other selling, general and administrative expenses (1)	29,415	25,435	56,946	46,481
Total selling, general and administrative	$43,155	$38,695	$84,793	$72,248

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1) Other research and development and selling, general and administrative expenses include other personnel-related expenses, outside services, software expense, depreciation and amortization of intangible assets, and other expenses.
The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	July 5, 2025	December 28, 2024
United States	$108,658	$107,612
Rest of world	22,625	24,524
Total	$131,283	$132,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2025 will have 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2024 had 52 weeks. Our second quarter of fiscal 2025 ended July 5, 2025 and our second quarter of fiscal 2024 ended June 29, 2024.
Impact of Macroeconomic Conditions
In recent years, the global economic environment has experienced inflationary pressure, high interest rates, and geopolitical tension, and we have experienced declines in revenues as our customers slowed purchases to reduce existing inventories in response to a softening market. There continues to be uncertainty regarding international trade relations and trade policy, including those related to tariffs. The situation concerning the imposition of additional tariffs and trade restrictions by the U.S. and other jurisdictions continues to evolve, and we cannot be certain of the outcome, which could adversely impact demand for our products, costs, customers, suppliers, and general economic conditions. Additionally, continued geopolitical instability, including the ongoing war in Ukraine and conflicts in the Middle East, as well as the risk of inflation, slower GDP growth, or recession, and the weakening U.S. dollar, have added to the uncertainty. The extent of the impact of the macroeconomic and geopolitical environment on our operational and financial performance will depend on future developments, which are uncertain, but could materially affect our business, results of operations, access to sources of liquidity, and financial condition. See the section entitled "Risk Factors” in Part II, Item 1A of the Form 10-Q for further discussion.
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
The sales cycle for our ICs can be as long as 12 months or more. An additional three to six months or more are usually required before a customer ships a significant volume of devices that incorporate our ICs. Due to this lengthy sales cycle, we typically experience a significant delay between incurring research and development and selling, general and administrative expenses, and the corresponding sales. Consequently, if sales in any quarter do not occur when expected, expenses and inventory levels could be disproportionately high, and our operating results for that quarter and, potentially, future quarters, would be adversely affected. Moreover, the amount of time between initial research and development and commercialization of a product, if ever, can be substantially longer than the sales cycle for the product. Accordingly, if we incur substantial research and development costs without developing a commercially successful product, our operating results, as well as our growth prospects, could be adversely affected.
Because some of our ICs are designed for use in consumer products, we expect that the demand for our products will be typically subject to some degree of seasonal demand. However, rapid changes in our markets and across our product areas make it difficult for us to accurately estimate the impact of seasonal factors on our business.

Current Period Highlights
Revenues increased $47.5 million in the recent quarter compared to the second quarter of fiscal 2024 due to increased revenues from our Home & Life products and our Industrial & Commercial products. Gross profit increased $31.5 million during the same period primarily as a result of the increase in revenues. Gross margin increased to 56.1% in the recent quarter compared to 52.7% in the second quarter of fiscal 2024 as our indirect and overhead expenses decreased as a percentage of revenues. Operating expenses increased by $6.4 million in the recent quarter compared to the second quarter of fiscal 2024 primarily due to higher personnel-related costs. Operating loss in the recent quarter was $22.9 million compared to operating loss of $48.0 million in the second quarter of fiscal 2024. Refer to “Results of Operations” below for further discussion.
We ended the second quarter of fiscal 2025 with $415.5 million in cash, cash equivalents, and short-term investments. Net cash provided by operating activities was $53.0 million during the current year six-month period. Accounts receivable were $56.5 million at July 5, 2025, representing 26 days sales outstanding (“DSO”). Inventory was $80.9 million at July 5, 2025, representing 86 days of inventory (“DOI”).
During the six months ended July 5, 2025, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the six months ended July 5, 2025.
The percentage of our revenues derived from outside of the United States was 89% during the six months ended July 5, 2025. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
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
Provision for Income Taxes. Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, deemed foreign income inclusions, and other permanent differences. See Note 10, Income Taxes, to the Condensed Consolidated Financial Statements.
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 5, 2025	June 29, 2024	July 5, 2025	June 29, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.9	47.3	44.4	47.7
Gross profit	56.1	52.7	55.6	52.3
Operating expenses:
Research and development	45.5	59.1	47.5	66.2
Selling, general and administrative	22.4	26.6	22.9	28.7
Operating expenses	67.9	85.7	70.4	94.9
Operating loss	(11.9)	(33.0)	(14.8)	(42.6)
Other income (expense):
Interest income and other, net	2.0	1.9	2.1	2.2
Interest expense	(0.1)	(0.2)	(0.1)	(0.3)
Loss before income taxes	(10.0)	(31.3)	(12.9)	(40.7)
Provision for income taxes	1.3	25.2	1.2	14.4
Net loss	(11.3)%	(56.5)%	(14.1)%	(55.1)%
Revenues

	Three Months Ended				Six Months Ended
(in millions)	July 5, 2025	June 29, 2024	Change	% Change	July 5, 2025	June 29, 2024	Change	% Change
Industrial & Commercial	$109.8	$88.1	$21.7	24.6%	$205.8	$153.3	$52.5	34.2%
Home & Life	83.1	57.3	25.8	45.0%	164.8	98.4	66.4	67.5%
	$192.8	$145.4	$47.5	32.7%	$370.6	$251.7	$118.9	47.2%
The increase in revenues in the recent three-month period was due to increased revenues of $21.7 million from our Industrial & Commercial products and increased revenues of $25.8 million from our Home & Life products. The increase in revenues in the recent six-month period was due to increased revenues of $52.5 million from our Industrial & Commercial products and increased revenues of $66.4 million from our Home & Life products. Revenues increased in the recent three and six-month periods as a result of increases in unit volumes and average selling prices of our products, as the current demand environment has improved relative to the prior year, which was impacted by customers reducing inventory levels relative to amounts they held during the period of widespread supply chain disruptions. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended			Six Months Ended
(in millions)	July 5, 2025	June 29, 2024	Change	July 5, 2025	June 29, 2024	Change
Gross profit	$108.1	$76.6	$31.5	$205.9	$131.7	$74.2
Gross margin	56.1%	52.7%	3.4%	55.6%	52.3%	3.3%
Gross profit increased during the recent three and six-month period primarily as a result of increases in revenues in the periods. Gross margin increased as our indirect and overhead expenses decreased as a percentage of revenues in the recent three and six-month period as a result of the increase in revenues.
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
Research and Development

	Three Months Ended				Six Months Ended
(in millions)	July 5, 2025	June 29, 2024	Change	% Change	July 5, 2025	June 29, 2024	Change	% Change
Research and development	$87.8	$85.9	$1.9	2.2%	$176.0	$166.6	$9.4	5.6%
Percent of revenue	45.5%	59.1%			47.5%	66.2%
Research and development expense in the recent three-month period increased, with an increase of $8.5 million for personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures, partially offset by $2.5 million of government incentives, and decreases for amortization of intangible assets and new product introduction and software expense of $2.7 million and $1.3 million respectively. Research and development expense in the recent six-month period increased $20.6 million for personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures, offset by $5.2 million of government incentives and decreases of $3.3 million for amortization of intangible assets and $2.3 million for new product introduction and software expense.
Selling, General and Administrative

	Three Months Ended				Six Months Ended
(in millions)	July 5, 2025	June 29, 2024	Change	% Change	July 5, 2025	June 29, 2024	Change	% Change
Selling, general and administrative	$43.2	$38.7	$4.5	11.6%	$84.8	$72.2	$12.6	17.4%
Percent of revenue	22.4%	26.6%			22.9%	28.7%
The increase in selling, general and administrative expense in the recent three-month period was primarily due to a $3.9 million increase in personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures and a $0.5 million increase in IT-related costs. The increase in selling, general and administrative expense in the recent six-month period was primarily due to a $11.8 million increase in personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures and a $0.8 million increase in outside services.
Interest Income and Other, Net
Interest income and other, net for the three and six months ended July 5, 2025 was $3.8 million and $7.6 million respectively, compared to $2.8 million and $5.5 million for the three and six months ended June 29, 2024, respectively.

The increase in interest income and other, net in the recent three and six-month period was primarily due to a higher cash and cash equivalents balance in the current year period as compared to the prior year period.
Interest Expense
Interest expense for the three and six months ended July 5, 2025 was $0.3 million and $0.5 million, respectively, compared to $0.3 million and $0.8 million for the three and six months ended June 29, 2024, respectively. The decrease in the recent six-month period was primarily due to a balance outstanding on the revolving credit facility for a portion of the prior year period.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
(in millions)	July 5, 2025	June 29, 2024	Change	July 5, 2025	June 29, 2024	Change
Provision for income taxes	$2.5	$36.7	$(34.2)	$4.4	$36.3	$(31.9)
Effective tax rate	(13.1)%	(80.6)%		(9.3)%	(35.4)%
The decrease in the provision for income taxes for the three and six months ended July 5, 2025 is primarily due to a decrease in tax expense related to the U.S. and Singapore valuation allowance in the three and six months ended July 5, 2025 in comparison with the three and six months ended June 29, 2024. Because of the valuation allowance, we are unable to recognize the full tax benefit of the pre-tax losses incurred in those jurisdictions in the current year. A valuation allowance is required to be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We identified a need for the valuation allowance due to the presence of significant negative evidence, including recent operating losses and uncertainty around the timing of recovery in economic conditions within both the semiconductor industry and the broader economy. We intend to maintain the valuation allowance until our ability to forecast sufficient future sources of taxable income is reestablished.
On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA extends and/or modifies many provisions first enacted via the Tax Cuts and Jobs Act in 2017, as well as introduces new modifications to U.S. federal tax law. Some provisions are effective for the 2025 tax year while others will become effective in 2026. In our initial analysis of the OBBBA, we determined that it decreased our forecasted annual effective tax rate for the current year, primarily due to U.S. research and experimental expenditures no longer being capitalized within net controlled foreign corporation tested income (formerly known as global intangible low-taxed income or “GILTI”), which the Company has elected to treat as a period cost.
Liquidity and Capital Resources
Our principal sources of liquidity as of July 5, 2025 consisted of $415.5 million in cash, cash equivalents and short-term investments, of which $195.7 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include U.S. government securities; corporate debt securities, which include asset-backed securities; and money market funds.
Operating Activities
Net cash provided by operating activities was $53.0 million during the six months ended July 5, 2025, compared to net cash used of $55.7 million during the six months ended June 29, 2024. Operating cash flows during the six months ended July 5, 2025 reflect our net loss of $52.3 million, adjustments of $62.6 million for depreciation, amortization, stock-based compensation, and deferred income taxes, and a net cash inflow of $42.7 million due to changes in our operating assets and liabilities.
Accounts receivable increased to $56.5 million at July 5, 2025 from $54.5 million at December 28, 2024. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO decreased to 26 days at July 5, 2025 from 29 days at December 28, 2024.
Inventory decreased to $80.9 million at July 5, 2025 from $105.6 million at December 28, 2024. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 86 days at July 5, 2025 and 125 days at December 28, 2024.

Investing Activities
Net cash used in investing activities was $14.1 million during the six months ended July 5, 2025, compared to net cash provided of $121.1 million during the six months ended June 29, 2024. The decrease in cash inflows was principally due to a decrease in cash provided by net purchases, sales, and maturities of marketable securities of $114.8 million in the current period, and proceeds received in the prior year of $12.4 million for the sale of an equity investment. Purchases of property and equipment increased $8.0 million during the six months ended July 5, 2025 compared to the six months ended June 29, 2024.
Financing Activities
Net cash used in financing activities was $6.1 million during the six months ended July 5, 2025, compared to $52.1 million during the six months ended June 29, 2024. The decrease in cash outflows was principally due to a $45.0 million repayment of borrowings under the revolving credit facility in the prior year period.
Debt
As of July 5, 2025, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. The credit facility contains various conditions, covenants, and representations with which we must be in compliance in order to borrow funds, including financial covenants that we must maintain a consolidated net leverage ratio (funded indebtedness less cash and cash equivalents up to $750 million and divided by EBITDA) of no more than 4.25 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. We were granted a waiver of compliance for the minimum interest coverage ratio through October 4, 2025. As of July 5, 2025, we were in compliance with all of the covenants and no amounts were outstanding on the revolving credit facility.
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
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objective is the preservation of investment capital. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of July 5, 2025 would decrease our future annual interest income by approximately $3.4 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.
Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of July 5, 2025. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.
Foreign currency exchange rate risk
We are exposed to foreign currency exchange rate risk primarily through assets, liabilities and operating expenses of our subsidiaries denominated in currencies other than the U.S. dollar. Our foreign subsidiaries are considered to be extensions of the U.S. parent. The functional currency of the foreign subsidiaries is the U.S. dollar. Accordingly, gains and losses resulting from remeasuring transactions denominated in currencies other than U.S. dollars are recorded in the Condensed Consolidated Statements of Operations. We may use foreign currency forward contracts to manage exposure to foreign exchange risk. Gains and losses on foreign currency forward contracts designated as hedging instruments are recognized in earnings in the same period during which the hedged transaction is recognized.
Available Information
Our website address is www.silabs.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the investor relations page of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 above. Such information is incorporated by reference herein.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of July 5, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended July 5, 2025 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is provided in Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.

Item 1A. Risk Factors
Global Business Risks
Our business, financial condition, and results of operations could be materially and adversely affected by tariffs, trade restrictions, and other barriers to international trade
Restrictions on international trade, such as tariffs and other controls on imports or exports of goods and technology can adversely affect our business and supply chain. These trade restrictions may impact the cost and availability of raw materials, components, and finished goods, which could lead to supply chain disruptions, increased costs, and lower margins. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs, and taxes. The global trade situation has been highly dynamic during the first half of 2025, and in addition to the possibility of new or modified tariffs, sector-based trade measures may be implemented. For example, the U.S. Department of Commerce initiated an investigation into imports of semiconductors, semiconductor manufacturing equipment, and related products. The rapid and fluctuating changes in global trade policies have contributed to greater market volatility and general economic uncertainties, including the risk of inflation and recession, and could adversely affect customer demand, delay purchasing decisions, or limit our ability to operate efficiently in key markets. If we are unable to mitigate any negative impacts of tariffs, trade restrictions, or related market volatility through pricing adjustments, operational efficiencies, or alternative sourcing strategies, our business, financial condition, and results of operations could be materially and adversely affected.
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
Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Upturns have been characterized by increased product demand and production capacity constraints created by increased competition for access to third-party foundry, assembly and test capacity. We are dependent on the availability of such capacity to manufacture, assemble and test our products. None of our third-party foundry, assembly or test subcontractors have provided assurances that adequate capacity will be available to us. We believe the semiconductor industry recently suffered a downturn due in large part to adverse macroeconomic conditions, characterized by a slowdown in overall GDP performance and factory activity in certain regions, higher levels of customer inventory, the impact of tariffs on trade relations, and greater overall uncertainty regarding the economy. Future downturns may adversely effect our business and operating results.
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
From time to time, governments around the world may provide incentives or make other investments that could benefit and give competitive advantages to our competitors. For example, in August 2022, the CHIPS and Science Act of 2022 (“CHIPS Act”) was signed into law to provide financial incentives to the U.S. semiconductor industry. Government incentives, including any that may be offered in connection with the CHIPS Act, may not be available to us on acceptable terms or at all, and the current administration’s creation of the US Investment Accelerator and its negotiations of grants under the CHIPS Act may make the availability of any such incentives even less certain. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our reputation and business.
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
We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations

We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the six months ended July 5, 2025, the percentage of our revenues derived from outside of the United States was 89% (and the revenue associated with end customers in China was 13%, and revenue attributed to China based on shipped-to location was 32%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
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
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the six months ended July 5, 2025 was $176.0 million, or 47.5% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.
We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. Competition for qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal products has been, and continues to be, intense. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers, sales, applications and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products. In addition, changes to immigration laws and visa policies in the United States and other jurisdictions may restrict our ability to recruit or retain foreign nationals in key technical roles. These regulatory constraints, including increased scrutiny or delays in visa processing, could limit our access to highly specialized talent and adversely affect our hiring flexibility and long-term innovation capacity.
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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the six months ended July 5, 2025, 68% of our revenue was derived from distributors (and 47% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.

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
We previously identified a material weakness in our internal control over financial reporting. Although we have remediated this material weakness, we may identify additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal controls, including disclosure controls and procedures, and this could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations
We previously identified a material weakness that existed as of the end of our fiscal 2023 regarding our internal controls over inventory valuation, primarily the undue reliance on forecasted inventory demand which was not subjected to a sufficient level of management review. As a result of this material weakness, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 30, 2023. During the quarter ended December 28, 2024, we successfully completed the testing necessary to conclude that the material weakness had been remediated. While the material weakness was remediated, we continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the three months ended July 5, 2025.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
There were no contracts, instructions or written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), nor were there any non-Rule 10b5-1 trading arrangements, entered into or terminated by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act) during the quarter ended July 5, 2025.
Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit Number
3.1	Fifth Amended and Restated Certificate of Incorporation.

3.2*	Sixth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 21, 2023).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________
*Incorporated herein by reference to the indicated filing.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

August 5, 2025	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

August 5, 2025	/s/ Dean Butler

Date	Dean Butler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 5, 2025	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)