Form 10-Q
period 2025-10-04
SILICON LABORATORIES INC.
filed 2025-11-04
CIK 1038074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2025
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
☐ Yes ☑ No
As of October 28, 2025, 32,852,942 shares of common stock of Silicon Laboratories Inc. were outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Silicon Laboratories Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	October 4, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$341,403	$281,607
Short-term investments	97,622	100,554
Accounts receivable, net	67,308	54,479
Inventories	82,190	105,639
Prepaid expenses and other current assets	64,036	59,754
Total current assets	652,559	602,033
Property and equipment, net	128,323	132,136
Goodwill	376,389	376,389
Other intangible assets, net	25,425	36,499
Other assets, net	70,371	75,617
Total assets	$1,253,067	$1,222,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,647	$42,448
Deferred revenue and returns liability	8,447	3,073
Other current liabilities	81,216	52,362
Total current liabilities	145,310	97,883
Other non-current liabilities	37,044	44,770
Total liabilities	182,354	142,653
Commitments and contingencies
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000 shares authorized; no shares issued	—	—
Common stock – $0.0001 par value; 250,000 shares authorized; 32,853 and 32,458 shares issued and outstanding at October 4, 2025 and December 28, 2024, respectively	3	3
Additional paid-in capital	130,979	78,227
Retained earnings	939,498	1,001,721
Accumulated other comprehensive income	233	70
Total stockholders’ equity	1,070,713	1,080,021
Total liabilities and stockholders’ equity	$1,253,067	$1,222,674
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Revenues	$205,999	$166,395	$576,558	$418,137
Cost of revenues	86,980	76,082	251,653	196,172
Gross profit	119,019	90,313	324,905	221,965
Operating expenses:
Research and development	87,685	83,228	263,725	249,787
Selling, general and administrative	43,676	36,793	128,469	109,041
Operating expenses	131,361	120,021	392,194	358,828
Operating loss	(12,342)	(29,708)	(67,289)	(136,863)
Other income (expense):
Interest income and other, net	3,046	3,487	10,672	9,009
Interest expense	(226)	(278)	(761)	(1,050)
Loss before income taxes	(9,522)	(26,499)	(57,378)	(128,904)
Provision for income taxes	414	2,005	4,845	38,283
Net loss	$(9,936)	$(28,504)	$(62,223)	$(167,187)

Loss per share:
Basic	$(0.30)	$(0.88)	$(1.91)	$(5.21)
Diluted	$(0.30)	$(0.88)	$(1.91)	$(5.21)

Weighted-average common shares outstanding:
Basic	32,835	32,309	32,656	32,114
Diluted	32,835	32,309	32,656	32,114
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Net loss	$(9,936)	$(28,504)	$(62,223)	$(167,187)
Other comprehensive income, before tax:
Net changes to available-for-sale securities:
Unrealized gains arising during the period	182	655	232	1,526
Reclassification for losses (gains) included in net loss	—	11	(25)	52

Net changes to cash flow hedges:
Unrealized gains (losses) arising during the period	(22)	(5)	247	270
Reclassification for losses (gains) included in net loss	32	—	(247)	(234)
Other comprehensive income, before tax	192	661	207	1,614

Provision for income taxes related to items of other comprehensive income	40	135	44	317

Other comprehensive income	152	526	163	1,297

Comprehensive loss	$(9,784)	$(27,978)	$(62,060)	$(165,890)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

Three Months Ended October 4, 2025	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of July 5, 2025	32,815	$3	$111,562	$949,434	$81	$1,061,080
Net loss	—	—	—	(9,936)	—	(9,936)
Other comprehensive income	—	—	—	—	152	152
Stock issuances, net of shares withheld for taxes	38	—	(627)	—	—	(627)
Stock-based compensation	—	—	20,044	—	—	20,044
Balance as of October 4, 2025	32,853	$3	$130,979	$939,498	$233	$1,070,713

Three Months Ended September 28, 2024	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of June 29, 2024	32,289	$3	$39,232	$1,054,048	$(254)	$1,093,029
Net loss	—	—	—	(28,504)	—	(28,504)
Other comprehensive income	—	—	—	—	526	526
Stock issuances, net of shares withheld for taxes	54	—	422	—	—	422
Stock-based compensation	—	—	15,913	—	—	15,913
Balance as of September 28, 2024	32,343	$3	$55,567	$1,025,544	$272	$1,081,386

Nine Months Ended October 4, 2025	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 28, 2024	32,458	$3	$78,227	$1,001,721	$70	$1,080,021
Net loss	—	—	—	(62,223)	—	(62,223)
Other comprehensive income	—	—	—	—	163	163
Stock issuances, net of shares withheld for taxes	395	—	(6,760)	—	—	(6,760)
Stock-based compensation	—	—	59,512	—	—	59,512
Balance as of October 4, 2025	32,853	$3	$130,979	$939,498	$233	$1,070,713

Nine Months Ended September 28, 2024	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance as of December 30, 2023	31,897	$3	$16,973	$1,192,731	$(1,025)	$1,208,682
Net loss	—	—	—	(167,187)	—	(167,187)
Other comprehensive income	—	—	—	—	1,297	1,297
Stock issuances, net of shares withheld for taxes	446	—	(6,683)	—	—	(6,683)
Stock-based compensation	—	—	45,277	—	—	45,277
Balance as of September 28, 2024	32,343	$3	$55,567	$1,025,544	$272	$1,081,386
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	October 4, 2025	September 28, 2024
Operating Activities
Net loss	$(62,223)	$(167,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	18,769	19,302
Amortization of other intangible assets	11,074	17,596
Stock-based compensation expense	59,645	45,358
Deferred income taxes	2,026	29,100
Changes in operating assets and liabilities:
Accounts receivable	(12,829)	(19,585)
Inventories	23,316	54,724
Prepaid expenses and other assets	9,080	23,091
Accounts payable	11,141	(13,849)
Other current liabilities and income taxes	29,901	(5,004)
Deferred revenue and returns liability	5,374	6,361
Other non-current liabilities	(7,916)	(13,946)
Net cash provided by (used in) operating activities	87,358	(24,039)

Investing Activities
Purchases of marketable securities	(34,790)	(28,363)
Sales of marketable securities	15,332	44,057
Maturities of marketable securities	22,598	131,008
Purchases of property and equipment	(19,942)	(7,785)
Purchase of other investment	(4,000)	—
Proceeds from sale of equity investment	—	12,382
Net cash provided by (used in) investing activities	(20,802)	151,299

Financing Activities
Payments on debt	—	(45,000)
Payment of taxes withheld for vested stock awards	(14,907)	(16,078)
Proceeds from the issuance of common stock	8,147	9,396
Net cash used in financing activities	(6,760)	(51,682)

Increase in cash and cash equivalents	59,796	75,578
Cash and cash equivalents at beginning of period	281,607	227,504
Cash and cash equivalents at end of period	$341,403	$303,082
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.    Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The information included herein contains all normal recurring accruals and adjustments which, in the opinion of management, are necessary to present fairly Silicon Laboratories Inc.’s (the “Company”) financial position, results of its operations, comprehensive loss, stockholders’ equity, and cash flows. The Condensed Consolidated Balance Sheet as of December 28, 2024 was derived from the Company’s audited Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated results of operations for the three and nine months ended October 4, 2025 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. As the requirements of this ASU are disclosure-related, the adoption will not have an impact on the Company’s consolidated financial position and results of operations. The Company is currently evaluating the impact of this update on its income tax disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This ASU clarifies and modernizes the accounting for costs related to internal-use software. The amendments in the ASU are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Entities may apply the guidance using a prospective,

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
1.    Significant Accounting Policies (Continued)
retrospective or modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.
2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Net loss	$(9,936)	$(28,504)	$(62,223)	$(167,187)

Shares used in computing basic earnings per share	32,835	32,309	32,656	32,114

Effect of dilutive securities:
Stock-based awards	—	—	—	—
Shares used in computing diluted earnings per share	32,835	32,309	32,656	32,114

Loss per share:
Basic	$(0.30)	$(0.88)	$(1.91)	$(5.21)
Diluted	$(0.30)	$(0.88)	$(1.91)	$(5.21)
Diluted shares for the three and nine months ended October 4, 2025 excluded 0.2 million and 0.3 million shares, respectively, and for the three and nine months ended September 28, 2024 excluded 0.1 million, and 0.2 million shares, respectively, as they were anti-dilutive due to the Company’s net loss for the periods.
Securities that were anti-dilutive due to the Company’s stock price and were excluded from the computation of diluted earnings per share for the three and nine months ended October 4, 2025 were not material, and for the three and nine months ended September 28, 2024 were 0.7 million, and 0.5 million, respectively.
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

	Fair Value Measurements at October 4, 2025 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$234,875	$—	$234,875
Total cash equivalents	$234,875	$—	$234,875

Short-term investments:
Corporate debt securities	$—	$61	$61
Government debt securities	—	97,561	97,561
Total short-term investments	$—	$97,622	$97,622

Total	$234,875	$97,622	$332,497

	Fair Value Measurements at December 28, 2024 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash equivalents:
Money market funds	$188,057	$—	$188,057
Total cash equivalents	$188,057	$—	$188,057

Short-term investments:
Corporate debt securities	$—	$13,514	$13,514
Government debt securities	—	87,040	87,040
Total short-term investments	$—	$100,554	$100,554

Total	$188,057	$100,554	$288,611
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

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3.    Fair Value of Financial Instruments (Continued)
The following summarizes the components of available-for-sale investments (in thousands):

					Reported As
As of October 4, 2025	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$61	$—	$—	$61	$—	$61
Government debt securities	97,265	298	(2)	97,561	—	97,561
Money market funds	234,875	—	—	234,875	234,875	—
Total	$332,201	$298	$(2)	$332,497	$234,875	$97,622

					Reported As
As of December 28, 2024	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash Equivalent	Marketable Securities
Corporate debt securities	$13,517	$12	$(15)	$13,514	$—	$13,514
Government debt securities	86,949	141	(49)	87,040	—	87,040
Money market funds	188,057	—	—	188,057	188,057	—
Total	$288,523	$153	$(64)	$288,611	$188,057	$100,554
Contractual maturities of investments
The Company’s available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Balance Sheet. The following summarizes the contractual underlying maturities of the Company’s available-for-sale investments at October 4, 2025 (in thousands):

	Cost	Fair Value
Due in one year or less	$80,583	$80,761
Due after one year through five years	16,743	16,861
	$97,326	$97,622
Unrealized Gains and Losses
The available-for-sale investments that were in a continuous unrealized loss position, aggregated by length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
As of October 4, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$—	$—	$—	$—	$—	$—
Government debt securities	3,023	(1)	2,281	(1)	5,304	(2)
	$3,023	$(1)	$2,281	$(1)	$5,304	$(2)

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
The gross unrealized losses as of October 4, 2025 and December 28, 2024 were due primarily to changes in market interest rates. At October 4, 2025 and December 28, 2024, there were no material unrealized gains associated with the Company’s available-for-sale investments.
The Company records an allowance for credit loss when a decline in investment market value is due to credit-related factors. When evaluating an investment for impairment, the Company reviews factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, the Company’s intent to sell or the likelihood that it would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of October 4, 2025, there were no material declines in the market value of available-for-sale investments due to credit-related factors.
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
The Company entered into various foreign currency forward contracts for a portion of its forecasted operating expenses for the quarter ended October 4, 2025. As of October 4, 2025, the Company held no such foreign currency contracts. The fair value of the contracts, contract gains or losses recognized in other comprehensive income and amounts reclassified from accumulated other comprehensive income into earnings were not material for any of the periods presented and are not expected to be material in the next twelve months.

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
As of October 4, 2025, the Company held no such foreign currency forward contracts. The fair value of the foreign currency forward contracts and contract gains and losses recognized in income were not material for any of the periods presented.
All foreign currency forward contracts, both designated and not designated as hedging instruments, are classified within Level 2 as the valuation inputs include foreign exchange rates, forward and spot prices for currencies, and market observable data of similar instruments.
5.    Supplemental Information
The following table shows the details of selected Condensed Consolidated Balance Sheet items (in thousands):
Inventories

	October 4, 2025	December 28, 2024
Work in progress	$67,799	$83,562
Finished goods	14,391	22,077
	$82,190	$105,639
Lease income
The Company leases a portion of its headquarter facilities to other tenants. Lease income from operating leases was $0.6 million and $0.7 million during the three months ended October 4, 2025 and September 28, 2024, respectively, and $1.6 million and $2.2 million during the nine months ended October 4, 2025 and September 28, 2024, respectively.
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
The Company was granted a waiver of compliance for the minimum interest coverage ratio through October 4, 2025. As of October 4, 2025, the Company was in compliance with all covenants of the credit facility, including the minimum interest coverage ratio. The Company’s obligations under the credit facility are guaranteed by the Guarantors and are secured by a security interest in substantially all assets of the Company and the Guarantors. As of October 4, 2025, no amounts were outstanding on the credit facility.
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
8.    Revenues
The Company groups its products as Industrial & Commercial or Home & Life based on the target markets they address. The following represents revenue by product category (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Industrial & Commercial	$117,614	$96,496	$323,377	$249,840
Home & Life	88,385	69,899	253,181	168,297
	$205,999	$166,395	$576,558	$418,137
A portion of the Company’s sales are made to distributors under agreements allowing certain rights of return and/or price protection related to the final selling price to the end customers. These factors impact the timing and uncertainty of revenues and cash flows. During the three and nine months ended October 4, 2025 and September 28, 2024, the impact of revenue related to performance obligations that were satisfied in previous reporting periods was insignificant. The following disaggregates the Company’s revenue by sales channel (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Distributors	$152,208	$119,212	$402,835	$289,502
Direct customers	53,791	47,183	173,723	128,635
	$205,999	$166,395	$576,558	$418,137
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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9.    Stock-Based Compensation (Continued)
The following table presents details of stock-based compensation costs recognized in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Cost of revenues	$474	$369	$1,544	$1,193
Research and development	12,149	10,255	36,257	30,194
Selling, general and administrative	7,417	5,279	21,844	13,971
	20,040	15,903	59,645	45,358
Income tax benefit	2,818	2,252	7,782	6,054
Total	$17,222	$13,651	$51,863	$39,304
The Company had approximately $111.7 million of total unrecognized compensation cost related to equity grants as of October 4, 2025 that is expected to be recognized over a weighted-average period of approximately 2.1 years.
10.    Income Taxes
Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits, deemed foreign income inclusions, change in the valuation allowance, and other permanent differences.
Income tax expense was $0.4 million and $2.0 million for the three months ended October 4, 2025 and September 28, 2024, resulting in effective tax rates of (4.3)% and (7.6)%, respectively. Income tax expense was $4.8 million and $38.3 million for the nine months ended October 4, 2025 and September 28, 2024, resulting in effective tax rates of (8.4)% and (29.7)%, respectively. The decrease in the provision for income taxes for the three months ended October 4, 2025 is primarily due to the release of a liability for unrecognized tax benefits in the three months ended October 4, 2025 in comparison with the three months ended September 28, 2024. The decrease in the provision for income taxes for the nine months ended October 4, 2025 is primarily due to a decrease in tax expense related to the valuation allowance in the nine months ended October 4, 2025 in comparison with the nine months ended September 28, 2024. During the nine months ended September 28, 2024, the Company incurred significant tax expense to record a valuation allowance in the U.S. and Singapore due to a three-year cumulative pre-tax loss in conjunction with the downturn in the semiconductor industry. The Company intends to maintain the valuation allowance until its ability to forecast sufficient future sources of taxable income is reestablished.
On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA extends and/or modifies many provisions first enacted via the Tax Cuts and Jobs Act (“TCJA”) in 2017, as well as introduces new modifications to U.S. federal tax law. Beginning with the 2025 tax year, the OBBBA permanently restores current deductibility for U.S. research and experimental (“R&E”) expenditures. A number of other changes enacted in the OBBBA will not take effect until the 2026 tax year, including various modifications to existing international tax provisions. The Company determined that its forecasted annual effective tax rate for the current year decreased due to the impacts of the OBBBA, primarily due to U.S. R&E expenditures no longer being capitalized within global intangible low-taxed income or “GILTI”, which the Company has elected to treat as a period cost. The Company did not identify any material discrete tax impacts related to beginning-of-the-year deferred tax assets and liabilities or valuation allowances due to the enactment of the OBBBA.
Uncertain Tax Positions
As of October 4, 2025, the Company had gross unrecognized tax benefits, inclusive of interest, of $4.5 million, of which $1.9 million would affect the effective tax rate if recognized. During the three months ended October 4, 2025, the Company released $1.7 million of unrecognized tax benefits, inclusive of interest.

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Income Taxes (Continued)
Following the completion of the Norwegian Tax Administration (“NTA”) examination of the Company’s Norwegian subsidiary for income tax matters relating to fiscal years 2013 – 2016, the Company received an assessment from the NTA in December 2017 proposing an adjustment to its 2013 taxable income related to the pricing of an intercompany transaction. The adjustment would have resulted in approximately 141.3 million Norwegian kroner, or $14.0 million, additional Norwegian income tax. The Company disagreed with the NTA’s findings and appealed the assessment, concluding that the Company’s position was more likely than not to be sustained in the appeal.

During the three months ending October 4, 2025, the Norwegian Tax Appeals Board issued a formal decision in favor of the Company, rejecting the proposed adjustment to its 2013 tax liability. Because the Company did not previously establish a reserve related to the NTA assessment, there is no resulting financial statement impact for the final resolution of this matter.
Tax years 2020 through 2025 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s 2022 tax year is currently under examination in the U.S., and the Company’s 2022 through 2023 tax years are currently under examination in India. Although the outcome of tax audits is always uncertain, the Company believes that the results of these examinations will not materially impact its financial position or results of operations. The Company is not currently under audit in any other major taxing jurisdiction.

The Company’s gross unrecognized tax benefits will decrease by approximately $0.7 million, inclusive of interest, in the next 12 months due to the lapse of the statute of limitations.
11.    Segment Information
The Company has one operating segment, mixed-signal analog intensive products, consisting of numerous product areas. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance for the operating segment and decides how to allocate resources based on net income (loss) that is also reported on the Condensed Consolidated Statement of Operations as Net loss. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Total assets.
Revenue is attributed to a geographic area based on the shipped-to location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
United States	$20,701	$14,710	$61,939	$30,779
China	67,153	61,939	187,055	137,479
Taiwan	35,507	19,778	95,796	50,533
Rest of world	82,638	69,968	231,768	199,346
Total	$205,999	$166,395	$576,558	$418,137

Silicon Laboratories Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Segment Information (Continued)
The significant expense categories regularly provided to the CODM, in addition to the expense categories included within net loss presented on the Company’s Condensed Consolidated Statement of Operations, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Research and development:
Employee base compensation	$32,764	$31,872	$98,170	$92,286
Other research and development expenses (1)	54,921	51,356	165,555	157,501
Total research and development	$87,685	$83,228	$263,725	$249,787

Selling, general and administrative:
Employee base compensation	$13,750	$13,340	$41,596	$39,107
Other selling, general and administrative expenses (1)	29,926	23,453	86,873	69,934
Total selling, general and administrative	$43,676	$36,793	$128,469	$109,041
(1) Other research and development and selling, general and administrative expenses include other personnel-related expenses, outside services, software expense, depreciation, amortization, and other expenses.
The following summarizes the Company’s property and equipment, net by geographic area (in thousands):

	October 4, 2025	December 28, 2024
United States	$107,204	$107,612
Rest of world	21,119	24,524
Total	$128,323	$132,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Please see the “Cautionary Statement” above and “Risk Factors” below for discussions of the uncertainties, risks and assumptions associated with these statements. Our fiscal year-end financial reporting periods are a 52- or 53-week fiscal year that ends on the Saturday closest to December 31. Fiscal 2025 will have 53 weeks with the extra week occurring in the first quarter of the year. Fiscal 2024 had 52 weeks. Our third quarter of fiscal 2025 ended October 4, 2025 and our third quarter of fiscal 2024 ended September 28, 2024.
Impact of Macroeconomic Conditions
In recent years, the global economic environment has experienced inflationary pressure, high interest rates, and geopolitical tension, and we have experienced declines in revenues as our customers slowed purchases to reduce existing inventories in response to a softening market. There continues to be uncertainty regarding international trade relations and trade policy, including those related to tariffs. The situation concerning the imposition of additional tariffs and trade restrictions by the U.S. and other jurisdictions continues to evolve, and we cannot be certain of the outcome, which could adversely impact demand for our products, costs, customers, suppliers, and general economic conditions. Additionally, continued geopolitical instability, including the ongoing war in Ukraine and conflicts in the Middle East, as well as the risk of inflation, slower GDP growth, or recession, and the weakening U.S. dollar, have added to the uncertainty. The extent of the impact of the macroeconomic and geopolitical environment on our operational and financial performance will depend on future developments, which are uncertain, but could materially affect our business, results of operations, access to sources of liquidity, and financial condition. See the section entitled “Risk Factors” in Part II, Item 1A of the Form 10-Q for further discussion.
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

Current Period Highlights
Revenues increased $39.6 million in the recent quarter compared to the third quarter of fiscal 2024 due to increased revenues from our Home & Life products and our Industrial & Commercial products. Gross profit increased $28.7 million during the same period primarily as a result of the increase in revenues. Gross margin increased to 57.8% in the recent quarter compared to 54.3% in the third quarter of fiscal 2024 as our indirect and overhead expenses decreased as a percentage of revenues. Operating expenses increased by $11.3 million in the recent quarter compared to the third quarter of fiscal 2024 primarily due to higher personnel-related costs. Operating loss in the recent quarter was $12.3 million compared to operating loss of $29.7 million in the third quarter of fiscal 2024. Refer to “Results of Operations” below for further discussion.
We ended the third quarter of fiscal 2025 with $439.0 million in cash, cash equivalents, and short-term investments. Net cash provided by operating activities was $87.4 million during the current year nine-month period. Accounts receivable were $67.3 million at October 4, 2025, representing 29 days sales outstanding (“DSO”). Inventory was $82.2 million at October 4, 2025, representing 85 days of inventory (“DOI”).
During the nine months ended October 4, 2025, we had no customer that represented more than 10% of our revenues. In addition to direct sales to customers, some of our end customers purchase products indirectly from us through distributors and contract manufacturers. An end customer purchasing through a contract manufacturer typically instructs such contract manufacturer to obtain our products and incorporate such products with other components for sale by such contract manufacturer to the end customer. Although we actually sell the products to, and are paid by, the distributors and contract manufacturers, we refer to such end customer as our customer. Two of our distributors who sell to our customers, Arrow Electronics and Edom Technology, each represented more than 10% of our revenues during the nine months ended October 4, 2025.
The percentage of our revenues derived from outside of the United States was 89% during the nine months ended October 4, 2025. All of our revenues to date have been denominated in U.S. dollars. We believe that a majority of our revenues will continue to be derived from customers outside of the United States.
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
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 4, 2025	September 28, 2024	October 4, 2025	September 28, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.2	45.7	43.6	46.9
Gross profit	57.8	54.3	56.4	53.1
Operating expenses:
Research and development	42.6	50.0	45.7	59.7
Selling, general and administrative	21.2	22.1	22.3	26.1
Operating expenses	63.8	72.1	68.0	85.8
Operating loss	(6.0)	(17.9)	(11.7)	(32.7)
Other income (expense):
Interest income and other, net	1.5	2.1	1.9	2.2
Interest expense	(0.1)	(0.2)	(0.1)	(0.3)
Loss before income taxes	(4.6)	(15.9)	(10.0)	(30.8)
Provision for income taxes	0.2	1.2	0.8	9.2
Net loss	(4.8)%	(17.1)%	(10.8)%	(40.0)%
Revenues

	Three Months Ended				Nine Months Ended
(in millions)	October 4, 2025	September 28, 2024	Change	% Change	October 4, 2025	September 28, 2024	Change	% Change
Industrial & Commercial	$117.6	$96.5	$21.1	21.9%	$323.4	$249.8	$73.6	29.5%
Home & Life	88.4	69.9	18.5	26.5%	253.2	168.3	84.9	50.4%
	$206.0	$166.4	$39.6	23.8%	$576.6	$418.1	$158.5	37.9%
The increase in revenues in the recent three-month period was due to increased revenues of $21.1 million from our Industrial & Commercial products and increased revenues of $18.5 million from our Home & Life products. The increase in revenues in the recent nine-month period was due to increased revenues of $73.6 million from our Industrial & Commercial products and increased revenues of $84.9 million from our Home & Life products. Revenues increased in the recent three and nine-month periods as a result of increases in unit volumes and average selling prices of our products, as the current demand environment has improved relative to the prior year, which was impacted by customers reducing inventory levels relative to amounts they held during the period of widespread supply chain disruptions. The average selling prices of our products may fluctuate significantly from period to period due to changes in product mix, pricing decisions and other factors. In general, as our products become more mature, we expect to experience decreases in average selling prices.

Gross Profit

	Three Months Ended			Nine Months Ended
(in millions)	October 4, 2025	September 28, 2024	Change	October 4, 2025	September 28, 2024	Change
Gross profit	$119.0	$90.3	$28.7	$324.9	$222.0	$102.9
Gross margin	57.8%	54.3%	3.5%	56.4%	53.1%	3.3%
Gross profit increased during the recent three and nine-month period primarily as a result of increases in revenues in the periods. Gross margin increased as our indirect and overhead expenses decreased as a percentage of revenues in the recent three and nine-month period as a result of the increase in revenues.
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
Research and Development

	Three Months Ended				Nine Months Ended
(in millions)	October 4, 2025	September 28, 2024	Change	% Change	October 4, 2025	September 28, 2024	Change	% Change
Research and development	$87.7	$83.2	$4.5	5.4%	$263.7	$249.8	$13.9	5.6%
Percent of revenue	42.6%	50.0%			45.7%	59.7%
Research and development expense in the recent three-month period increased, with an increase of $10.7 million for personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures, partially offset by decreases of $3.1 million for amortization of intangible assets and $2.8 million for new product introduction and software expense. Research and development expense in the recent nine-month period increased $31.3 million for personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures, offset by $6.8 million of government incentives and decreases of $6.5 million for amortization of intangible assets and $5.2 million for new product introduction and software expense.
Selling, General and Administrative

	Three Months Ended				Nine Months Ended
(in millions)	October 4, 2025	September 28, 2024	Change	% Change	October 4, 2025	September 28, 2024	Change	% Change
Selling, general and administrative	$43.7	$36.8	$6.9	18.8%	$128.5	$109.0	$19.5	17.9%
Percent of revenue	21.2%	22.1%			22.3%	26.1%
The increase in selling, general and administrative expense in the recent three-month period was primarily due to a $6.5 million increase in personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures and a $0.7 million increase in IT-related costs. The increase in selling, general and administrative expense in the recent nine-month period was primarily due to a $18.2 million increase in personnel-related costs as a result of lower expenses in the prior year period due to cost containment measures and a $1.1 million increase in IT-related costs.
Interest Income and Other, Net
Interest income and other, net for the three and nine months ended October 4, 2025 was $3.0 million and $10.7 million respectively, compared to $3.5 million and $9.0 million for the three and nine months ended September 28, 2024, respectively. The decrease in interest income and other, net in the recent three-month period was primarily due to lower interest rates in the current year period as compared to the prior year period. The increase in interest income and other, net in the recent nine-month period was primarily due a higher cash and cash equivalents balance in the current year period as compared to the prior year period.
Interest Expense
Interest expense for the three and nine months ended October 4, 2025 was $0.2 million and $0.8 million, respectively, compared to $0.3 million and $1.1 million for the three and nine months ended September 28, 2024, respectively. The decrease in the recent nine-month period was primarily due to a balance outstanding on the revolving credit facility for a portion of the prior year period.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(in millions)	October 4, 2025	September 28, 2024	Change	October 4, 2025	September 28, 2024	Change
Provision for income taxes	$0.4	$2.0	$(1.6)	$4.8	$38.3	$(33.5)
Effective tax rate	(4.3)%	(7.6)%		(8.4)%	(29.7)%
The decrease in the provision for income taxes for the three months ended October 4, 2025 is primarily due to the release of a liability for unrecognized tax benefits in the three months ended October 4, 2025 in comparison with the three months ended September 28, 2024. The decrease in the provision for income taxes for the nine months ended October 4, 2025 is primarily due to a decrease in tax expense related to the U.S. and Singapore valuation allowance in the nine months ended October 4, 2025 in comparison with the nine months ended September 28, 2024. Because of the valuation allowance, we are unable to recognize the full tax benefit of the pre-tax losses incurred in those jurisdictions in the current year. A valuation allowance is required to be established when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We identified a need for the valuation allowance due to the presence of significant negative evidence, including recent operating losses and uncertainty around the timing of recovery in economic conditions within both the semiconductor industry and the broader economy. We intend to maintain the valuation allowance until our ability to forecast sufficient future sources of taxable income is reestablished.
Liquidity and Capital Resources
Our principal sources of liquidity as of October 4, 2025 consisted of $439.0 million in cash, cash equivalents and short-term investments, of which $220.8 million was held by our U.S. entities. The remaining balance was held by our foreign subsidiaries. Our cash equivalents and short-term investments consisted of government debt securities, which include U.S. government securities; corporate debt securities, which include asset-backed securities; and money market funds.
Operating Activities
Net cash provided by operating activities was $87.4 million during the nine months ended October 4, 2025, compared to net cash used of $24.0 million during the nine months ended September 28, 2024. Operating cash flows during the nine months ended October 4, 2025 reflect our net loss of $62.2 million, adjustments of $91.5 million for depreciation, amortization, stock-based compensation, and deferred income taxes, and a net cash inflow of $58.1 million due to changes in our operating assets and liabilities.
Accounts receivable increased to $67.3 million at October 4, 2025 from $54.5 million at December 28, 2024. The increase in accounts receivable resulted primarily from normal variations in the timing of collections and billings. Our DSO was 29 days at October 4, 2025 and December 28, 2024.
Inventory decreased to $82.2 million at October 4, 2025 from $105.6 million at December 28, 2024. Our inventory levels will vary based on the availability of supply and the impact of variations between forecasted demand used for purchasing inventory and actual demand. Our DOI was 85 days at October 4, 2025 and 125 days at December 28, 2024.

Investing Activities
Net cash used in investing activities was $20.8 million during the nine months ended October 4, 2025, compared to net cash provided of $151.3 million during the nine months ended September 28, 2024. The decrease in cash inflows was principally due to a decrease in cash provided by net purchases, sales, and maturities of marketable securities of $143.6 million in the current period, and proceeds received in the prior year of $12.4 million for the sale of an equity investment. Purchases of property and equipment increased $12.2 million during the nine months ended October 4, 2025 compared to the nine months ended September 28, 2024.
Financing Activities
Net cash used in financing activities was $6.8 million during the nine months ended October 4, 2025, compared to $51.7 million during the nine months ended September 28, 2024. The decrease in cash outflows was principally due to a $45.0 million repayment of borrowings under the revolving credit facility in the prior year period.
Debt
As of October 4, 2025, we had a $400 million revolving credit facility. We have an option to increase the size of the borrowing capacity of the revolving credit facility by up to the greater of an aggregate of $250 million and 100% of EBITDA, plus an amount that would not cause a secured net leverage ratio to exceed 3.50 to 1.00, subject to certain conditions. The credit facility contains various conditions, covenants, and representations with which we must be in compliance in order to borrow funds, including financial covenants that we must maintain a consolidated net leverage ratio (funded indebtedness less cash and cash equivalents up to $750 million and divided by EBITDA) of no more than 4.25 to 1, and a minimum interest coverage ratio (EBITDA/interest payments) of no less than 2.50 to 1. As of October 4, 2025, we were in compliance with all of the covenants and no amounts were outstanding on the revolving credit facility.
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
Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objective is the preservation of investment capital. Our interest income is sensitive to changes in the general level of U.S. interest rates. A 100 basis point decline in yield on our investment portfolio holdings as of October 4, 2025 would decrease our future annual interest income by approximately $3.4 million. We believe that our investment policy, which defines the duration, concentration, and minimum credit quality of the allowable investments, meets our investment objectives.
Interest Expense
We are exposed to interest rate fluctuations in the normal course of our business, including through our credit facility. The interest rate on the credit facility consists of a variable-rate of interest and an applicable margin. While we have drawn from the credit facility in the past, we have no borrowings as of October 4, 2025. If we borrow from the credit facility in the future, we will again be exposed to interest rate fluctuations.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of October 4, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal controls during the fiscal quarter ended October 4, 2025 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is provided in Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements. Such information is incorporated by reference herein.

Item 1A. Risk Factors
Global Business Risks
Our business, financial condition, and results of operations could be materially and adversely affected by tariffs, trade restrictions, and other barriers to international trade
Restrictions on international trade, such as tariffs and other controls on imports or exports of goods and technology can adversely affect our business and supply chain. These trade restrictions may impact the cost and availability of raw materials, components, and finished goods, which could lead to supply chain disruptions, increased costs, and lower margins. There is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies and tariffs. Export restrictions imposed by the U.S. government, including the addition of licensing requirements by the United States Department of Commerce’s Bureau of Industry and Security (“BIS”) through the addition of companies to the BIS Entity List, could require us to suspend our business with certain entities if we conclude or are notified by the U.S. government that such business presents a risk of noncompliance with U.S. regulations. The global trade situation has been highly dynamic during fiscal 2025, and we cannot predict what actions may be taken with respect to tariffs or trade relations, what products may be subject to such actions, or what actions may be taken by other countries in response. In addition to the possibility of new or modified tariffs, sector-based trade measures may be implemented. For example, the U.S. Department of Commerce initiated an investigation into imports of semiconductors, semiconductor manufacturing equipment, and related products. The rapid and fluctuating changes in global trade policies have contributed to greater market volatility and general economic uncertainties, including the risk of inflation and recession, and could adversely affect customer demand, delay purchasing decisions, or limit our ability to operate efficiently in key markets. If we are unable to mitigate any negative impacts of tariffs, trade restrictions, or related market volatility through pricing adjustments, operational efficiencies, or alternative sourcing strategies, our business, financial condition, and results of operations could be materially and adversely affected.
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

We are a global company, which subjects us to additional business risks including logistical and financial complexity, supply disruption, political instability and currency fluctuations
We have established international subsidiaries and have opened offices in international markets to support our activities in Asia, the Americas and Europe. This has included the establishment of a headquarters in Singapore for non-U.S. operations. During the nine months ended October 4, 2025, the percentage of our revenues derived from outside of the United States was 89% (and the revenue associated with end customers in China was 14%, and revenue attributed to China based on shipped-to location was 32%). We may not be able to maintain or increase global market demand for our products. Our international operations are subject to a number of risks, including:
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
•Political and economic instability;
•Risks that demand and the supply chain may be adversely affected by military conflict (including the ongoing conflict between Russia and Ukraine and tensions in the Middle East), terrorism, sanctions or other geopolitical events globally;
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
Our research and development efforts are focused on a limited number of new technologies and products, and any delay in the development, or abandonment, of these technologies or products by industry participants, or their failure to achieve market acceptance, could compromise our competitive position
Our products serve as components and solutions in electronic devices in various markets. As a result, we have devoted and expect to continue to devote a large amount of resources to develop products based on new and emerging technologies and standards that will be commercially introduced in the future. Research and development expense during the nine months ended October 4, 2025 was $263.7 million, or 45.7% of revenues. A number of companies are actively involved in the development of these new technologies and standards. Should any of these companies delay or abandon their efforts to develop commercially available products based on new technologies and standards, our research and development efforts with respect to these technologies and standards likely would have no appreciable value. In addition, if we do not correctly anticipate new technologies and standards, or if the products that we develop based on these new technologies and standards fail to achieve market acceptance, our competitors may be better able to address market demand than we would. Furthermore, if markets for these new technologies and standards develop later than we anticipate, or do not develop at all, demand for our products that are currently in development would suffer, resulting in lower sales of these products than we currently anticipate.
We depend on our key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed
We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel. We believe that our future success will be dependent on retaining the services of our key personnel, developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when they occur. Competition for qualified personnel with significant experience in the design, development, manufacturing, marketing and sales of analog and mixed-signal products has been, and continues to be, intense. Our key technical personnel represent a significant asset and serve as the primary source for our technological and product innovations. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or the inability to attract or retain qualified personnel both in the United States and internationally, including engineers, sales, applications and marketing personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products. In addition, changes to immigration laws and visa policies in the United States and other jurisdictions may restrict our ability to recruit or retain foreign nationals in key technical roles. For example, the September 2025 Presidential Proclamation on Restriction on Entry of Certain Nonimmigrant Workers imposes a $100,000 filing fee on all new H-1B visa petitions submitted after September 21, 2025, which increases the cost of hiring foreign national employees, and the Department of Homeland Security has proposed rules to implement a weighted lottery system based on wage levels for H-1B visas, which could disadvantage our ability to hire early-career or entry-level foreign national personnel. These regulatory constraints, including increased scrutiny or delays in visa processing, could limit our access to highly specialized talent and adversely affect our hiring flexibility and long-term innovation capacity.
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
Failure to manage our distribution channel relationships could impede our future growth
The future growth of our business will depend in large part on our ability to manage our relationships with current and future distributors and sales representatives, develop additional channels for the distribution and sale of our products and manage these relationships. During the nine months ended October 4, 2025, 70% of our revenue was derived from distributors (and 48% of our revenue was derived from our two largest distributors). As we execute our indirect sales strategy, we must manage the potential conflicts that may arise with our direct sales efforts. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. The inability to successfully execute or manage a multi-channel sales strategy could impede our future growth. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly.
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
Additionally, we have used and may increase our use of new technology such as AI or generative AI to enhance our products, decrease our development times, or improve our customers’ efficiency. Evolving rules, regulations and industry standards governing AI may require us to incur greater compliance costs and restrict the use of AI in our products or technologies. Although we maintain AI governance programs and internal oversight committees, the use of AI technologies is still in the early stages and these new technologies may not always operate as expected and deliver our intended results, may produce output that contain errors and incorrect information or other unintended consequences, including risks related to intellectual property infringement or misappropriation, data privacy and cyber security vulnerabilities. Any ineffective AI usage could negatively impact our or our customer’s business reputation and negatively impact our competitive standing.
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
Any borrowings under our credit agreement or other indebtedness could adversely affect our operations and financial condition
Our ability to make the required payments when due on any debt we may incur depends upon our future performance, which will be subject to general economic conditions, industry cycles and other factors affecting our operations, including risk factors described herein, many of which are beyond our control. Our credit facility also contains covenants, including financial covenants. In May 2024, we received a waiver of the requirement that we meet an interest coverage test for each fiscal quarter through the fiscal first quarter of 2025 and in February 2025 we received an extension of the waiver through the third quarter of 2025. We did not have any outstanding indebtedness under the credit facility while the waiver was in effect. We have not renewed or extended the waiver as of October 4, 2025. However, if we breach any of the covenants under our credit facility and do not obtain appropriate waivers, then, subject to any applicable cure periods, any outstanding indebtedness thereunder could be declared immediately due and payable.
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
Provisions in our charter documents and Delaware law could prevent, delay or impede a change in control of us and may reduce the market price of our common stock
Provisions of our certificate of incorporation and by-laws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. For example, our certificate of incorporation and by-laws provide for:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases of our common stock during the three months ended October 4, 2025.
Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
The following table describes contracts, instructions, or written plans for the purchase or sale of our securities by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), entered into during the quarter ended October 4, 2025. There were no non-Rule 10b5-1 trading arrangements entered into or terminated during the quarter ended October 4, 2025.

Name and Title of Director or Officer	Date of Adoption of Arrangement	Duration of the Arrangement	Aggregate Number of Securities to be Purchased or Sold Pursuant to the Arrangement
Brandon Tolany Senior VP, Worldwide Sales, Marketing & Applications	August 29, 2025	Expires September 1, 2026	16,200

Nina Richardson Director	August 6, 2025	Expires August 17, 2026	1,355

Item 6. Exhibits
The following exhibits are filed as part of this report:

Exhibit Number
3.1*	Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed on August 5, 2025).

3.2*	Sixth Amended and Restated Bylaws of Silicon Laboratories Inc. (filed as Exhibit 3.1 to the Form 8-K filed on April 21, 2023).

4.1*	Specimen certificate for shares of common stock (filed as Exhibit 4.1 to the IPO Registration Statement).

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________
*Incorporated herein by reference to the indicated filing.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON LABORATORIES INC.

November 4, 2025	/s/ R. Matthew Johnson

Date	R. Matthew Johnson
President and
Chief Executive Officer
(Principal Executive Officer)

November 4, 2025	/s/ Dean Butler

Date	Dean Butler
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 4, 2025	/s/ Mark D. Mauldin

Date	Mark D. Mauldin
Chief Accounting Officer
(Principal Accounting Officer)